Form 10-Q
period 1993-12-25
WESTERN DIGITAL CORP
filed 1994-01-25
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                     ______________________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 25, 1993.

                                       OR

[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from           to

                         Commission file number 1-8703

                          WESTERN DIGITAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       95-2647125
         --------                                       ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         8105 Irvine Center Drive
         Irvine, California                             92718
         ------------------------                       -----
         (Address of principal executive offices)       (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (714) 932-5000

                                      N/A
                                      ---
Former name, former address and former fiscal year if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No ___

         Number of shares outstanding of Common Stock, as of January 20, 1994 is 36,354,156.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE-MONTH PERIOD ENDED
                                                                     -------------------------------------
                                                                     DECEMBER 25,             DECEMBER 26,
                                                                             1993                     1992
                                                                     ------------             ------------
Revenues, net . . . . . . . . . . . . . . . . . . . . . .                $371,072                 $343,475
Costs and expenses:
   Cost of revenues . . . . . . . . . . . . . . . . . . .                 298,251                  284,889
   Research and development . . . . . . . . . . . . . . .                  30,073                   24,718
   Selling, general and administrative  . . . . . . . . .                  26,406                   22,079
                                                                         --------                 --------
         Total costs and expenses . . . . . . . . . . . .                 354,730                  331,686
                                                                         --------                 --------
Operating income  . . . . . . . . . . . . . . . . . . . .                  16,342                   11,789
Net interest expense  . . . . . . . . . . . . . . . . . .                   2,551                    4,109
                                                                         --------                 --------
Income before income taxes  . . . . . . . . . . . . . . .                  13,791                    7,680
Provision for income taxes  . . . . . . . . . . . . . . .                   1,304                      768
                                                                         --------                 --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .                $ 12,487                 $  6,912
                                                                         ========                 ========
Earnings per common and common
   equivalent share (Note 2):
             Primary  . . . . . . . . . . . . . . . . . .                $    .32                 $    .22
                                                                         ========                 ========
             Fully diluted  . . . . . . . . . . . . . . .                $    .32                 $    .21
                                                                         ========                 ========
Common and common equivalent shares used
   in computing per share amounts:
             Primary  . . . . . . . . . . . . . . . . . .                  38,673                   31,835
                                                                         ========                 ========
             Fully diluted  . . . . . . . . . . . . . . .                  39,117                   32,383
                                                                         ========                 ========





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            SIX-MONTH PERIOD ENDED
                                                                     -------------------------------------
                                                                     DECEMBER 25,             DECEMBER 26,
                                                                             1993                     1992
                                                                     ------------             ------------
Revenues, net . . . . . . . . . . . . . . . . . . . . . .                $656,570                 $614,616
Costs and expenses:
   Cost of revenues . . . . . . . . . . . . . . . . . . .                 537,330                  505,656
   Research and development . . . . . . . . . . . . . . .                  56,425                   46,870
   Selling, general and administrative  . . . . . . . . .                  48,518                   41,762
                                                                         --------                 --------
         Total costs and expenses . . . . . . . . . . . .                 642,273                  594,288
                                                                         --------                 --------
Operating income  . . . . . . . . . . . . . . . . . . . .                  14,297                   20,328
Net interest expense  . . . . . . . . . . . . . . . . . .                   5,604                    8,017
                                                                         --------                 --------
Income before income taxes  . . . . . . . . . . . . . . .                   8,693                   12,311
Provision for income taxes  . . . . . . . . . . . . . . .                   1,304                    1,231
                                                                         --------                 --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .                $  7,389                 $ 11,080
                                                                         ========                 ========
Earnings per common and common equivalent
   share (Note 2):
         Primary  . . . . . . . . . . . . . . . . . . . .                $    .20                 $    .36
                                                                         ========                 ========
         Fully diluted  . . . . . . . . . . . . . . . . .                $    .19                 $    .34
                                                                         ========                 ========
Common and common equivalent shares used
in computing per share amounts:
         Primary  . . . . . . . . . . . . . . . . . . . .                  37,020                   31,211
                                                                         ========                 ========
         Fully diluted  . . . . . . . . . . . . . . . . .                  38,984                   32,350
                                                                         ========                 ========





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     DECEMBER 25,                 JUNE 30,
                                                                             1993                     1993
                                                                     ------------                 --------

                                                                     ASSETS

Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . .          $ 84,846                 $ 33,837
   Accounts receivable, less allowance for doubtful
      accounts of $10,701 and $9,340  . . . . . . . . . . . . .           177,210                  159,478
   Inventories  (Notes 3 and 4) . . . . . . . . . . . . . . . .            87,418                  112,516
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .            12,127                   12,626
                                                                         --------                 --------
         Total current assets . . . . . . . . . . . . . . . . .           361,601                  318,457
Property and equipment, at cost, less accumulated
   depreciation and amortization (Note 4) . . . . . . . . . . .            84,540                  181,030
Intangible and other assets, net (Note 4) . . . . . . . . . . .            36,983                   31,684
                                                                         --------                 --------
         Total assets . . . . . . . . . . . . . . . . . . . . .          $483,124                 $531,171
                                                                         ========                 ========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . .            $136,084                 $128,538
   Accrued expenses (Note 4)  . . . . . . . . . . . . . . . .              98,947                   54,911
   Current portion of long-term debt (Notes 4 and 5)  . . . .              12,707                   23,460
                                                                         --------                  -------
         Total current liabilities  . . . . . . . . . . . . .             247,738                  206,909
Long-term debt, less current portion (Notes 4 and 5)  . . . .              85,332                  182,561
Deferred income taxes . . . . . . . . . . . . . . . . . . . .               9,622                   10,751
Commitments and contingent liabilities
Shareholders' equity:
   Preferred stock, $.10 par value;
         Authorized: 5,000 shares
         Outstanding:  None . . . . . . . . . . . . . . . . .                  --                       --
   Common stock, $.10 par value;
         Authorized:  95,000 shares
         Outstanding:  35,848 shares at
         December 25 and 35,338 shares
         at June 30 . . . . . . . . . . . . . . . . . . . . .               3,585                    3,534
   Additional paid-in capital . . . . . . . . . . . . . . . .             202,320                  200,278
   Accumulated deficit  . . . . . . . . . . . . . . . . . . .             (65,473)                 (72,862)
                                                                         --------                 --------
         Total shareholders' equity . . . . . . . . . . . . .             140,432                  130,950
                                                                         --------                 --------
         Total liabilities and shareholders' equity . . . . .            $483,124                 $531,171
                                                                         ========                 ========



   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                           SIX MONTH PERIOD ENDED
                                                                     -------------------------------------
                                                                     DECEMBER 25,             DECEMBER 26,
                                                                             1993                     1992
                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . .             $   7,389                 $ 11,080
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
     Depreciation and amortization  . . . . . . . . . . . .                26,382                   26,255
     Changes in current assets and liabilities, net of
        effects from the sale of facility (Note 4):
          Accounts receivable . . . . . . . . . . . . . . .               (17,732)                 (32,867)
          Inventories . . . . . . . . . . . . . . . . . . .                15,950                    9,234
          Prepaid expenses  . . . . . . . . . . . . . . . .                (1,340)                  (1,478)
          Accounts payable and accrued expenses . . . . . .                32,397                   19,579
     Other assets . . . . . . . . . . . . . . . . . . . . .                  (505)                    (174)
     Deferred income taxes  . . . . . . . . . . . . . . . .                (1,129)                     (43)
                                                                        ---------                 --------
          Net cash provided by operating activities . . . .                61,412                   31,586
                                                                        ---------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net . . . . . . . . . . . . . . . . .                (9,131)                 (19,591)
Proceeds from the sale of facility (Note 4) . . . . . . . .               103,942                       --
                                                                        ---------                 --------
     Net cash provided by (used for) investing
          activities  . . . . . . . . . . . . . . . . . . .                94,811                  (19,591)
                                                                        ---------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt     . . . . . . . . . . . . . . . . . . .              (107,307)                 (13,260)
Exercise of stock options and warrants  . . . . . . . . . .                 2,093                      773
                                                                        ---------                 --------
     Net cash used for financing activities . . . . . . . .              (105,214)                 (12,487)
                                                                        ---------                 --------
     Net increase (decrease) in cash and cash
          equivalents . . . . . . . . . . . . . . . . . . .                51,009                     (492)
     Cash and cash equivalents, beginning of period . . . .                33,837                   33,815
                                                                        ---------                 --------
     Cash and cash equivalents, end of period . . . . . . .             $  84,846                 $ 33,323
                                                                        =========                 ========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . .             $   5,619                 $  7,356
     Income taxes . . . . . . . . . . . . . . . . . . . . .                   310                      628


   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993. Quarterly information is reported on a 13 week fiscal period which ends the last Saturday of the quarter.

2. Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents calculated using the average price of the Company's common stock for each period presented. Fully diluted earnings per share additionally reflect dilutive shares assumed to be issued upon conversion of the Company's convertible debentures.

3.       Inventories comprised the following:

                                                December 25,       June 30,
                                                        1993           1993
                                                ------------       --------
                                                       (in thousands)
         Finished goods    . . . . . . . . .         $29,800       $ 43,634
         Work in process   . . . . . . . . .          30,385         44,087
         Raw materials and component parts .          27,233         24,795
                                                     -------       --------
                                                     $87,418       $112,516
                                                     =======       ========

4. In December 1993, the Company sold its Irvine, California silicon wafer fabrication facility and certain tangible assets to the Semiconductor Products Sector of Motorola, Inc. ("Motorola") for approximately $110.6 million ($103.9 million in cash and a $6.7 million note payable over a 60-day period after closing) plus certain other considerations, including the assumption by Motorola of equipment leases and certain other liabilities associated with the facility. Approximately $95.0 million of the proceeds from the sale were used to reduce bank indebtedness. Concurrent with the sale, the Company entered into a supply contract with Motorola under which Motorola will supply silicon wafers to Western Digital for at least two years.

         The gain on the sale of the facility, which has been reduced to provide for certain additional costs necessary to conform the Company's operations to an environment without in-house wafer fabrication facilities, is not material to the financial position of the Company and is being deferred and amortized over the life of the supply contract with Motorola.

5. In January 1994, the Company entered into a $75.0 million accounts receivable facility with certain financial institutions. The facility consists of a $50.0 million three-year arrangement at Eurodollar or reference rates of the participating banks and a $25.0 million one-year committed arrangement at a rate approximating commercial paper rates. This new facility is intended to serve as a source of working capital as may be needed from time to time and replaces a credit facility secured by substantially all of the Company's assets, the remaining borrowings under which were repaid on December 31, 1993.

6. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and six months ended December 25, 1993 and December 26, 1992 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          (DOLLAR AMOUNTS IN MILLIONS)


RESULTS OF OPERATIONS

Net income for the second quarter of 1994 was $12.5 million, compared with a net loss of $5.1 million in the first quarter of fiscal 1994 and net income of $6.9 million in the corresponding quarter of the prior year. Net income for the six months ended December 25, 1993 was $7.4 million versus $11.1 million for the same period of the prior year. Revenue for the three month period ended December 25, 1993 increased to $371.1 million from $285.5 million in the first quarter of 1994, and from $343.5 million in the second quarter of 1993.
Gross margins for the second quarter of 1994 improved approximately three percentage points to 19.6% from 16.3% in the immediately preceding quarter primarily as a result of a 40% increase in disk drive unit shipments which reduced per unit product costs and a favorable product mix in the Company's disk drive business. For the six months ended December 25, 1993, the Company increased its revenue and gross profit margins to $656.6 million and 18.2%, respectively, reflecting the significant increase in the volume of drives shipped and lower component costs in both the disk drive and microcomputer products ("MCP") businesses.

Revenue for disk drive products totaled $332.8 million in the second quarter of 1994, an increase of $90.5 million or 37% from the first quarter of 1994. This increase reflects a 40% increase in unit shipments combined with an abatement in the pricing pressures experienced in the immediately preceding quarter. Revenue for drive products for the three and six months ended December 25, 1993 increased $34.5 million or 12% and $52.0 million or 10%, respectively, as compared to the corresponding periods of 1993. These increases were the result of a 38% and 32% increase in the volume of drives shipped over the corresponding three and six month periods, respectively, of the prior year and a shift in the mix to higher-capacity drives.

Revenue for MCP totaled $38.3 million in the second quarter of 1994, a decrease of $4.9 million or 11% from the first quarter of 1994, reflecting decreases across all product lines. Revenue for MCP for the three and six months ended December 25, 1993 decreased $7.0 million or 15% and $10.1 million or 11%, respectively, as compared to the corresponding periods of the prior year. The decline in revenue for both periods was the result of decreases in systems solutions and imaging product revenue which was partially offset by increases in storage controller product revenue.

Disk drive gross margin for the current quarter increased approximately four percentage points to 18.3% from 13.9% in the immediately preceding quarter primarily as a result of increased unit shipments which reduced per unit product costs and a favorable product mix and was relatively flat as compared to the second quarter of the prior year. Disk drive gross margin for the six months ended December 25, 1993 decreased approximately three percentage points from 19.4% in the corresponding period of the prior year due to the pricing pressures experienced in the first half of the current fiscal year.

MCP gross margin for the second quarter of 1994 increased approximately two percentage points to 31.2% from 29.6% in the immediately preceding quarter as a result of lower component costs. MCP gross margin for the three and six month periods for the current fiscal year increased approximately 29 and 22 percentage points, respectively, from 1.8% and 8.2% in the three and six month periods of the prior year. These increases in MCP gross margin were primarily the result of continued improvements in manufacturing efficiencies which reduced product costs.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          (DOLLAR AMOUNTS IN MILLIONS)


Research and development expense ("R&D") for the second quarter of 1994 increased approximately $3.7 million or 14% as compared to the first quarter of 1994 as a result of continued increases in new product introduction expenses. R&D expense for the three and six months ended December 25, 1993 increased $5.4 million or 22% and $9.6 million or 20%, respectively, as compared to the corresponding periods of the prior year. These increases were primarily attributable to planned expenditures to support new product introductions for the current fiscal year.

Selling, general and administrative ("SG&A") expense for the three months ended December 25, 1993 increased $4.3 million or 19% from the preceding quarter and $4.3 million or 20% from the same period a year ago as a result of increased selling and marketing expenses. As compared to the first six months of 1993, SG&A expense increased $6.8 million or 16% primarily as a result of increases in selling expenses and increased reserves for bad debt expense in support of the higher revenues.

Net interest expense decreased $.5 million in the second quarter of 1994 as compared with the prior quarter due to reductions in outstanding debt. Net interest expense decreased $1.6 million from the second quarter of 1993 and $2.4 million from the first six months of 1993, primarily due to lower interest rates and significantly lower levels of debt outstanding during 1994 as compared to the prior periods.

FINANCIAL CONDITION

Cash and cash equivalents increased to $84.8 million at December 25, 1993 as compared to $33.8 million at June 30, 1993. This $51.0 million increase in cash and cash equivalents resulted primarily from increased cash flows from operations, which totalled $61.4 million for the six months ended December 25, 1993. Cash flows from operations, along with approximately $95.0 million of proceeds from the sale of the Company's wafer fabrication facility (see Note 4) were used to reduce long-term debt by $107.3 million and to fund capital expenditures of $9.1 million. Capital expenditures were incurred primarily for increased disk drive manufacturing and wafer testing capacity.

In January 1994, the Company entered into a $75.0 million accounts receivable facility with certain financial institutions. The facility consists of a $50.0 million three-year arrangement at Eurodollar or reference rates of the participating banks and a $25.0 million one-year committed arrangement at a rate approximating commercial paper rates. This new facility is intended to serve as a source of working capital as may be needed from time to time and replaces a credit facility secured by substantially all of the Company's assets, the remaining borrowings under which were repaid on December 31, 1993.

Notwithstanding the improvements in financial position realized over the past six months, the ability of the Company to sustain its improved working capital management and to continue operating profitably is dependent upon a number of factors including competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's manufacturing operations and the timely development and introduction of new products which address market needs.

PART II.     OTHER INFORMATION


ITEM 1.      Legal Procedings

             The Company was sued on September 17, 1991, in the United States District Court for the Central District of California by Amstrad plc, a British computer maker. The suit alleged that disk drives furnished to Amstrad in 1988 and 1989 were defective. Amstrad claimed damages of approximately $3.0 million for asserted losses in out-of-pocket expenses, $38.0 million in lost profits and $100.0 million for injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim against Amstrad. This federal action was dismissed without prejudice and Amstrad has filed a similar complaint in Orange County, California Superior Court but raised the claim for damages to $186.0 million. The Company again filed a counterclaim for $3.0 million in actual damages plus exemplary damages in an unspecified amount and intends to vigorously defend itself against the Amstrad claims.

ITEM 4.      Submission of Matters to Vote of Security Holders

             The annual meeting of shareholders was held on November 18, 1993. The shareholders approved the following proposal:

                                                                          Number of Votes
                                                                     -------------------------
                                                                         For         Against*
                                                                     ----------      ---------
1.           To approve the Western Digital Corporation 1993
             Employee Stock Purchase Plan under which
             employees may purchase shares of the Company's
             common stock pursuant to the provisions of the
             regulations relating to Section 423 of the Internal
             Revenue Code.                                           23,193,359      4,116,135

             *    includes abstentions

             At the annual meeting of shareholders the entire slate of director nominees was elected, with each nominee receiving at least 27,090,977 votes in favor of election.

ITEM 5.      Other Information

             The Company currently has a cross-license with IBM Corporation ("IBM") which became effective January 1, 1990. Pursuant to this agreement, the Company has licensed IBM under certain Western Digital patents for the life of such patents, and has obtained from IBM a patent license which expires December 31, 1994 covering certain Western Digital products. Although the license granted to Western Digital extends to certain components within Western Digital disk drives, disk drives as such are not expressly covered. In calendar 1993, IBM initiated further discussions with the Company for the purpose of determining whether the Company's disk drives are covered by specified IBM patents. The Company is currently reviewing these patents. Based on its prior dealings with IBM, the Company expects to work toward a supplemental agreement with IBM which will address the disk drive issues and extend the term of the license, with the goal of reaching agreement prior to the expiration of the term of the current license agreement. This supplemental agreement, if finalized, may involve payment of higher royalties to IBM than are presently paid. No assurance can be given that such an agreement can be reached upon terms acceptable to the Company. Failure to reach an acceptable agreement could have a material adverse impact on the Company's business.

PART II.     OTHER INFORMATION


ITEM 6.      Exhibits and reports on Form 8-K.

             (a)      Exhibits:

                      10.17.1 Manufacturing Building lease between Wan Tien Realty Pte LTD and Western Digital (Singapore) Pte Ltd dated as of November 9, 1993.

             (b)      Reports on Form 8-K:

                      On January 5, 1994 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the sale of its Irvine, California silicon wafer fabrication facility to the Semiconductor Products Sector of Motorola, Inc. for approximately $110.6 million ($103.9 million in cash and a $6.7 million note payable over the 60-day period after closing).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WESTERN DIGITAL CORPORATION
                                  -------------------------------------------
                                  Registrant




                                  /s/Scott Mercer
                                  -------------------------------------------
                                  D. Scott Mercer
                                  Executive Vice President,
                                  Chief Financial and Administrative Officer


Date:    January 24, 1994