Form 10-Q
period 1994-03-26
WESTERN DIGITAL CORP
filed 1994-05-10
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     ______________________________________

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 26, 1994.

                                       OR

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from      to

                         Commission file number 1-8703

                          WESTERN DIGITAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                           95-2647125
- - -------------------------------          --------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

                      8105 Irvine Center Drive
                         Irvine, California               92718
              ----------------------------------------  ----------
              (Address of principal executive offices)  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (714) 932-5000

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

  Number of shares outstanding of Common Stock, as of April 30, 1994 is 44,773,002.

                          WESTERN DIGITAL CORPORATION

                                     INDEX

                                                                Page No.
                                                                --------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Statements of Operations - Three
             Months Ended March 26, 1994 and March 27, 1993 . . .  3

             Consolidated Statements of Operations - Nine
             Months Ended March 26, 1994 and March 27, 1993 . . .  4

             Consolidated Balance Sheets - March 26, 1994 and
             June 30, 1993. . . . . . . . . . . . . . . . . . . .  5

             Consolidated Statements of Cash Flows - Nine
             Months Ended March 26, 1994 and March 27, 1993 . . .  6

             Notes to Consolidated Financial Statements . . . . .  7

    Item 2.  Management's Discussion and Analysis of Financial
             Conditions and Results of Operations . . . . . . . .  9

PART II  OTHER INFORMATION

    Item 1.  Legal Proceedings . . . . . . . . .. . . . . . . . . 11

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 11

    Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . 12

    Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . 13

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE-MONTH PERIOD ENDED
                                            ------------------------
                                            MARCH 26,      MARCH 27,
                                                1994           1993
                                            ---------      ---------
Revenues, net . . . . . . . . . . . . . . .  $420,878      $325,407
Costs and expenses:
   Cost of revenues . . . . . . . . . . . .   327,116       273,107
   Research and development . . . . . . . .    27,542        24,946
   Selling, general and administrative. . .    32,071        22,092
                                             --------      --------
      Total costs and expenses. . . . . . .   386,729       320,145
                                             --------      --------
Operating income. . . . . . . . . . . . . .    34,149         5,262
Net interest expense. . . . . . . . . . . .       681         3,629
                                             --------      --------
Income before income taxes. . . . . . . . .    33,468         1,633
Provision for income taxes. . . . . . . . .     5,020            --
                                             --------      --------
Net income                                   $ 28,448      $  1,633
                                             ========      ========

Earnings per common and common
   equivalent share (Note 2):

      Primary . . . . . . . . . . . . . . .  $    .64      $    .05
                                             ========      ========

      Fully diluted . . . . . . . . . . . .  $    .61      $    .05
                                             ========      ========

Common and common equivalent shares used in computing per share amounts:

      Primary . . . . . . . . . . . . . . .    44,480        35,302
                                             ========      ========

      Fully diluted . . . . . . . . . . . .    48,863        35,306
                                             ========      ========






   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        NINE-MONTH PERIOD ENDED
                                                        -----------------------
                                                         MARCH 26,    MARCH 27,
                                                             1994         1993
                                                         ---------    ---------
Revenues, net . . . . . . . . . . . . . . . . . . . .    $1,077,448     $940,023
Costs and expenses:
   Cost of revenues . . . . . . . . . . . . . . . . .       864,446      778,763
   Research and development . . . . . . . . . . . . .        83,967       71,816
   Selling, general and administrative. . . . . . . .        80,589       63,854
                                                         ----------     --------
      Total costs and expenses . . . . . . . . . . .      1,029,002      914,433
                                                         ----------     --------
Operating income. . . . . . . . . . . . . . . . . . .        48,446       25,590
Net interest expense. . . . . . . . . . . . . . . . .         6,285       11,646
                                                         ----------     --------
Income before income taxes. . . . . . . . . . . . . .        42,161       13,944
Provision for income taxes. . . . . . . . . . . . . .         6,324        1,231
                                                         ----------     --------
Net income. . . . . . . . . . . . . . . . . . . . . .    $   35,837     $ 12,713
                                                         ==========     ========

Earnings per common and common
   equivalent share (Note 2):

      Primary . . . . . . . . . . . . . . . . . . . .    $      .91     $    .39
                                                         ==========     ========

      Fully diluted . . . . . . . . . . . . . . . . .    $      .88     $    .39
                                                         ==========     ========

Common and common equivalent shares
  used in computing per share amounts:

      Primary . . . . . . . . . . . . . . . . . . . .        39,507       32,546
                                                         ==========     ========

      Fully diluted . . . . . . . . . . . . . . . . .        44,917       32,681
                                                         ==========     ========






   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          MARCH 26,     JUNE 30,
                                                              1994         1993
                                                          --------      --------
ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . .   $173,396     $  33,837
  Accounts receivable, less allowance for doubtful
    accounts of $10,611 and $9,340. . . . . . . . . . .    185,555       159,478
  Inventories  (Notes 3 and 4). . . . . . . . . . . . .     73,465       112,516
  Prepaid expenses. . . . . . . . . . . . . . . . . . .     13,133        12,626
                                                          --------      --------
    Total current assets. . . . . . . . . . . . . . . .    445,549       318,457
Property and equipment, at cost, less accumulated
  depreciation and amortization (Note 4). . . . . . . .     78,280       181,030
Intangible and other assets, net (Note 4) . . . . . . .     31,485        31,684
                                                          --------      --------
    Total assets. . . . . . . . . . . . . . . . . . . .   $555,314      $531,171
                                                          ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .  $133,069      $128,538
  Accrued expenses (Note 4). . . . . . . . . . . . . . .   106,808        54,911
  Current portion of long-term debt (Notes 4 and 5). . .        --        23,460
                                                          --------      --------
    Total current liabilities. . . . . . . . . . . . . .   239,877       206,909
Other long-term debt, less current portion
   (Notes 4 and 5) . . . . . . . . . . . . . . . . . . .        --       123,561
Convertible subordinated debentures. . . . . . . . . . .    58,870        59,000
Deferred income taxes. . . . . . . . . . . . . . . . . .     9,464        10,751
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, $.10 par value;
    Authorized: 5,000 shares
    Outstanding:  None . . . . . . . . . . . . . . . . .        --            --
  Common stock, $.10 par value;
    Authorized:  95,000 shares
    Outstanding:  44,669 shares at March 26 and
                  35,338 shares at June 30 . . . . . . .     4,467         3,534
  Additional paid-in capital . . . . . . . . . . . . . .   279,661       200,278
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (37,025)      (72,862)
                                                          --------      --------
    Total shareholders' equity . . . . . . . . . . . . .   247,103       130,950
                                                          --------      --------
    Total liabilities and shareholders' equity . . . . .  $555,314      $531,171
                                                          ========      ========




   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                        NINE-MONTH PERIOD ENDED
                                                        ------------------------
                                                        MARCH 26,      MARCH 27,
                                                             1994           1993
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .   $ 35,837       $ 12,713

    Adjustments to reconcile net income to net cash provided by (used for) operating activities:

    Depreciation and amortization. . . . . . . . . . .     37,668         39,160
    Changes in current assets and liabilities, net of
       effects from the sale of facility (Note 4):
        Accounts receivable. . . . . . . . . . . . . .    (26,077)       (42,510)
        Inventories. . . . . . . . . . . . . . . . . .     29,903         17,169
        Prepaid expenses . . . . . . . . . . . . . . .     (2,346)        (2,239)
        Accounts payable and accrued expenses. . . . .     37,244         31,916
    Other assets . . . . . . . . . . . . . . . . . . .     (2,563)        (2,335)
    Deferred income taxes. . . . . . . . . . . . . . .     (1,287)           (61)
                                                         --------       --------
        Net cash provided by operating activities. . .    108,379         53,813
                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net  . . . . . . . . . . . . .    (13,337)       (34,021)
  Proceeds from the sale of facility (Note 4). . . . .    110,677             --
                                                         --------       --------
        Net cash provided by (used for) investing
          activities . . . . . . . . . . . . . . . . .     97,340        (34,021)
                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt. . . . . . . . . . . . . . . . . .   (146,346)       (62,453)
  Proceeds from stock offering, net (Note 6) . . . . .     73,293         42,390
  Exercise of stock options and warrants . . . . . . .      6,893          1,404
                                                         --------       --------
        Net cash used for financing activities . . . .    (66,160)       (18,659)
                                                         --------       --------
  Net increase in cash and cash equivalents. . . . . .    139,559          1,133
  Cash and cash equivalents, beginning of period . . .     33,837         33,815
                                                         --------       --------
  Cash and cash equivalents, end of period . . . . . .   $173,396       $ 34,948
                                                         ========       ========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
        Interest . . . . . . . . . . . . . . . . . . .   $  4,889       $ 10,631
        Income taxes . . . . . . . . . . . . . . . . .      1,419          1,026


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

3. Inventories comprised the following:


                                          MARCH 26,     JUNE 30,
                                               1994         1993
                                          ---------     --------
                                              (IN THOUSANDS)
Finished goods . . . . . . . . . . . . .   $24,993      $ 43,634
Work in process. . . . . . . . . . . . .    27,936        44,087
Raw materials and component parts. . . .    20,536        24,795
                                           -------      --------
                                           $73,465      $112,516
                                           =======      ========


4. In December 1993, the Company sold its Irvine, California silicon wafer fabrication facility and certain tangible assets to the Semiconductor Products Sector of Motorola, Inc. ("Motorola") for approximately $110.6 million ($103.9 million in cash and a $6.7 million note payable, which has been paid as of March 26, 1994) plus certain other considerations, including the assumption by Motorola of equipment leases and certain other liabilities associated with the facility. Approximately $95.0 million of the proceeds from the sale were used to reduce bank indebtedness. Concurrent with the sale, the Company entered into a supply contract with Motorola under which Motorola will supply silicon wafers to Western Digital for at least two years.

   The gain on the sale of the facility, which has been reduced to provide for certain additional costs necessary to conform the Company's operations to an environment without in-house wafer fabrication facilities, is not material to the financial position of the Company and is being deferred and amortized over the life of the supply contract with Motorola.

5. In January 1994, the Company entered into a $75.0 million accounts receivable facility with certain financial institutions. The facility consists of a $50.0 million three-year arrangement at Eurodollar or reference rates of the participating banks and a $25.0 million one-year committed arrangement at a rate approximating commercial paper rates. This new facility is intended to serve as a source of working capital as may be needed from time to time and replaces a credit facility secured by substantially all of the Company's assets, the remaining borrowings under which were repaid on December 31, 1993. In March 1994, the facility was amended to increase the one-year commitment to $35.0 million, for a total of $85.0 million available credit.

6. In February 1993, the Company issued 7,618,711 shares of its common stock in a public common stock offering. Proceeds from the offering, net of commissions and other related expenses totaling $4.2 million, were $73.3 million. The proceeds were used for working capital and other general corporate purposes.

                          WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and nine months ended March 26, 1994 and March 27, 1993 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          (DOLLAR AMOUNTS IN MILLIONS)


RESULTS OF OPERATIONS

Net income for the third quarter of 1994 was $28.4 million, compared with net income of $1.6 million in the corresponding quarter of the prior year and $12.5 million in the immediately preceding quarter. Net income for the nine months ended March 26, 1994 was $35.8 million versus $12.7 million for the same period a year ago. Revenue for the three month period ended March 26, 1994 increased 29% to $420.9 million from $325.4 million in the third quarter of 1993 and 13% from $371.1 million in the second quarter of 1994. Gross margins for the current fiscal quarter improved six percentage points to 22.3% from 16.1% in the same quarter a year ago as gross profit margins for the disk drive and microcomputer products ("MCP") businesses improved five and 20 percentage points, respectively. As compared with the immediately preceding quarter, gross margin improved approximately three percentage points, despite a six percent decline in disk drive average selling prices ("ASPs"), reflecting the Company's continuing effort to improve manufacturing efficiencies. For the nine months ended March 26, 1994, the Company increased its revenue and gross margins to $1.08 billion and 19.8%, respectively, reflecting significant increases in the volume of disk drive unit shipments and lower component costs in both the disk drive and MCP businesses.

Revenue for disk drive products totaled $387.3 million in the third quarter of 1994, an increase of $54.5 million or 16% from the second quarter of 1994, as a result of a 19% increase in unit shipments. Revenue for drive products for the three and nine months ended March 26, 1994 increased $105.9 million or 38% and $157.9 million or 20%, respectively, over the corresponding periods of the prior year. These increases were the result of a 69% and 45% increase in the volume of drives shipped over the corresponding three and nine month periods, respectively, of the prior year and a shift in the mix to higher-capacity drives.

Revenue for MCP totaled $33.6 million in the third quarter of 1994, a decrease of $4.7 million, or 12% from the second quarter of 1994, primarily due to a decrease in storage controller product revenue as a result of reduced unit shipments to one customer period to period. Revenue for MCP for the three and nine months ended March 26, 1994 decreased $10.4 million or 24% and $20.5 million or 15%, respectively, as compared with the corresponding periods of the prior year. The decline in revenue for both periods reflects decreases across all products lines.

Disk drive gross margin for the three months ended March 26, 1994 increased approximately three and five percentage points to 21.2% from 18.3% in the immediately preceding quarter and from 16.2% in the third quarter of the prior year. The increases in gross margin are primarily the result of increased unit shipments which reduced per unit product costs, lower component costs and a favorable product mix. Disk drive gross margin for the nine months ended March 26, 1994 remained relatively flat as compared with the corresponding period of the prior year due to the pricing pressures experienced in the disk drive industry in the first quarter of 1994.

MCP gross margin for the third quarter of 1994 increased approximately four percentage points to 35.0% from 31.2% in the immediately preceding quarter as the Company began to realize the cost benefits of selling its wafer fabrication facility (see Note 4) and thereby reducing manufacturing costs. MCP gross margin for the three and nine month periods of the current fiscal year increased approximately 20 and 21 percentage points, respectively, from 15.3% and 10.5% in the same periods of the prior year. These increases in MCP gross margins were primarily attributable to reduced product costs as a result of realizing the cost of benefits of selling the wafer fabrication facility and continued improvements in manufacturing efficiencies.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          (DOLLAR AMOUNTS IN MILLIONS)

Research and development expense ("R&D") for the third quarter of 1994 decreased approximately $2.5 million or 8% from the second quarter of 1994 as a result of the timing of the completion of certain R&D related projects. R&D expense for the three and nine months ended March 26, 1994 increased $2.6 million or 10% and $12.2 million or 17%, respectively, as compared with the corresponding periods of the prior year. These increases were primarily attributable to planned expenditures to support new product introductions for the current fiscal year.

Selling, general and administrative ("SG&A") expense for the three months ended March 26, 1994 increased $5.7 million or 21% from the preceding quarter. SG&A expense for the three and nine month periods of the current year increased $10.0 million or 45% and $16.7 million or 26%, respectively, as compared with the three and nine month periods of 1993. The increases in SG&A expense for all periods are primarily a result of increases in selling, marketing and other related expenses in support of higher revenue levels and provisions made for the Company's pay-for-performance plans.

Net interest expense decreased $1.9 million in the third quarter of 1994 as compared with the prior quarter due to significant reductions in debt outstanding. Net interest expense decreased $2.9 million and $5.4 million from the three and nine month periods of 1993, respectively, primarily due to lower interest rates and significantly lower levels of debt outstanding during 1994 as compared with the prior periods.

FINANCIAL CONDITION

Cash and cash equivalents totaled $173.4 million at March 26, 1994 as compared with $33.8 million at June 30, 1993. In the first nine months of 1994, the Company generated $108.4 in cash from operations and $73.3 million in net proceeds from the sale of 7,618,711 shares of common stock on February 8, 1994. Cash flows from operations, along with approximately $95.0 million of proceeds from the sale of the Company's wafer fabrication facility (see Note 4) were used to reduce long-term debt by $146.3 million and to fund capital expenditures of $13.3 million. Capital expenditures were incurred primarily for increased disk drive manufacturing and wafer testing capacity.

In January 1994, the Company entered into a $75.0 million accounts receivable facility with certain financial institutions. The facility consists of a $50.0 million three-year arrangement at Eurodollar or reference rates of the participating banks and a $25.0 million one-year committed arrangement at a rate approximating commercial paper rates. This new facility is intended to serve as a source of working capital as may be needed from time to time and replaces a credit facility secured by substantially all of the Company's assets, the remaining borrowings under which were repaid on December 31, 1993. In March 1994, the facility was amended to increase the one-year commitment to $35.0 million, for a total of $85.0 million available credit.

Notwithstanding the significant improvements in financial position realized over the past nine months, the ability of the Company to sustain its improved working capital management and to continue operating profitably is dependent upon a number of factors including competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's manufacturing operations and the timely development and introduction of new products which address market needs.

PART II.  OTHER INFORMATION


ITEM 1.  Legal Procedings

         The Company is engaged in litigation with Amstrad plc, a British computer maker. For a complete discussion of this matter see Part II,
         Item 1, "Legal Procedings" in the Quarterly Report on Form 10-Q for the quarter ended December 25, 1993.

ITEM 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits:

              10.30     Receivables Contribution and Sale Agreement, dated as of
                        January 7, 1994 by and between the Company, as seller, and Western Digital Capital Corporation, as buyer.

              10.31     Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as
                        administrative agent.

              10.32     First Amendment to Receivables Purchase Agreement, dated
                        March 23, 1994, by and between Western Digital Corporation, as seller and the Financial Institutions listed therein as bank purchasers and administrative agents.

              10.32.1   Assignment Agreement, dated as of March 23, 1994, by and between
                        J.P. Morgan Delaware as Bank Purchaser and Assignor and the Bank
                        of California, N.A. and the Long-Term Credit Bank of Japan, LTD.,
                        Los Angeles Agency as Assignees.

              11        Computation of Per Share Earnings.

         (b)  Reports on Form 8-K:

              On March 16, 1994, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that a proposed settlement of the pending class action securities litigation against the Company received preliminary court approval.

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WESTERN DIGITAL CORPORATION
                                       --------------------------------
                                       Registrant




                                        /s/ Scott Mercer
                                        ---------------------------------
                                        D. Scott Mercer
                                        Executive Vice President,
                                        Chief Financial and
                                        Administrative Officer


Date:  May 9, 1994

                                 EXHIBIT INDEX

                                                                                                 SEQUENTIALLY
 EXHIBIT                                                                                           NUMBERED
 NUMBER                       DESCRIPTION                                                            PAGE
 -------                      -----------                                                        -------------
  10.30     Receivables Contribution and Sale Agreement, dated as of January 7, 1994 by and between the Company, as seller, and Western Digital Capital Corporation, as buyer.

  10.31     Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western
            Digital Capital Corporation, as seller, the Company, as servicer, the Financial
            Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as administrative agent.

  10.32     First Amendment to Receivables Purchase Agreement, dated March 23, 1994, by and between Western Digital Capital Corporation, as seller and the Financial Institutions listed therein as bank purchasers and adminitrative agents.

  10.32.1   Assignment Agreement, dated as of March 23, 1994, by and between J.P. Morgan Delaware as Bank Purchaser and Assignor and The Bank of California, N.A. and The Long-Term
            Credit Bank of Japan, LTD., Los Angeles Agency as Assignees.

  11        Computation of Per Share Earnings.