Form 10-K
period 1994-06-30
WESTERN DIGITAL CORP
filed 1994-09-23
CIK 106040

                     SECURITIES  AND  EXCHANGE  COMMISSION

                             Washington, D.C. 20549

                                   FORM  10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                                 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                               [NO FEE REQUIRED]

                     For the transition period from      to

                         COMMISSION FILE NUMBER 1-8703

                         WESTERN  DIGITAL  CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        95-2647125
       (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)
          8105 IRVINE CENTER DRIVE
             IRVINE, CALIFORNIA                                      92718
  (Address of principal executive offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 932-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS:                        NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $.10 Par Value                          New York Stock Exchange
9% Convertible Subordinated Debentures due 2014       New York Stock Exchange
Rights to Purchase Series A Junior Participating      New York Stock Exchange
  Preferred Stock

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

As of September 1, 1994, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $658.6 million.

As of September 1, 1994, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 45,253,954.

Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1994 fiscal year.

                               ------------------
                                     PART I

ITEM 1. BUSINESS

GENERAL

Western Digital Corporation (the "Company" or "Western Digital") designs, manufactures and sells small form factor Winchester disk drives for the mid-to high-end personal computer ("PC") market. The Company is one of the five largest independent manufacturers of these drives. The Company's principal drive products are 3.5-inch form factor disk drives with storage capacities from 210 megabytes ("MBs") to 1 gigabyte ("GB") including the Caviar AC31000, a 1 GB drive, which began initial volume shipments in June 1994.

The disk drive market is highly cyclical and is characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes, changing market requirements and requirements for significant expenditures for product development. The Company's disk drive strategy in response to these conditions is to achieve time-to-market leadership with new product introductions while minimizing its fixed cost structure and maximizing the utilization of its assets. The Company implements this strategy, in part, by capitalizing on its expertise in control and communication electronics to deliver greater storage capacity per disk from components widely available in the commercial market, such as disks and heads, and to provide a high degree of commonality of component parts among its disk drive products.

The Company also designs, manufactures and sells an array of microcomputer products ("MCP") consisting of integrated circuits ("ICs") and board products which perform or enhance graphics and input/output ("I/O") functions in PCs and other computer systems. The Company's MCP strategy is to bring to market superior graphical user interface and I/O control products through its applications knowledge and integrated circuit design capability.

The Company sells its products through its worldwide direct sales force primarily to PC manufacturers, and, to a lesser extent, resellers and distributors. The Company's direct sales organization is structured so that each customer is served by a single sales team which markets the Company's entire product line. The Company's OEM (original equipment manufacturer) customers include AST Research, AT&T, Dell Computer, Gateway 2000, IBM, NEC, Siemens-Nixdorf, Toshiba and Zenith Data Systems.

In December 1993, the Company sold its Irvine, California silicon wafer fabrication facility and certain other tangible assets to the Semiconductor Products Sector of Motorola, Inc. ("Motorola") for approximately $111.0 million plus certain other considerations, including the assumption by Motorola of equipment leases and certain other liabilities associated with the facility. Approximately $95.0 million of the proceeds from the sale were used to reduce bank indebtedness. Concurrent with the sale, the Company entered into a supply contract with Motorola under which Motorola will supply silicon wafers to Western Digital for at least two years. The Company has entered into various other silicon wafer supply agreements since the sale of the facility and anticipates that it will enter into additional supply arrangements with other companies in the future. During the fourth quarter of fiscal 1994, the Company initiated plans to convert its wholly-owned facility in Malaysia from an IC assembly and test facility to a disk drive manufacturing facility. The conversion of the facility is expected to be complete and operational by the second quarter of fiscal 1995. The Company has obtained independent contractors to supply finished ICs that were previously supplied by the Company's Malaysia facility. However, a disruption in the supply of wafers or finished ICs for any reason could have a material adverse impact on the Company -- see "Manufacturing".

The Company's principal executive offices are located at 8105 Irvine Center Drive, Irvine, California 92718, and its telephone number is (714) 932-5000. Unless otherwise indicated, references herein to specific years correspond to the Company's fiscal years ending June 30.

                                      ---

MARKETS

The Company sells its disk drive products primarily to manufacturers of mid-to high-performance desktop and notebook PCs and to selected resellers and distributors. The market for the Company's products is characterized by short product life cycles and a continuing demand for increasingly cost-effective, high-performance products. In addition, the disk drive market has in recent years experienced periods of extraordinary competitive price discounting which produced significant operating losses for a number of competitors in this market, including Western Digital.

The rapid increase in PC performance and storage requirements and the need for PC manufacturers to differentiate their products have increased the demand for higher capacity products. At the same time, intense price competition among PC manufacturers requires that disk drive suppliers also meet aggressive cost targets in order to become high-volume suppliers. The market for PC disk drives is segmented by type of computer (sub-notebook, notebook, desktop), form factor (1.8-inch, 2.5-inch, 3.5-inch) and storage capacity (currently 80 MBs to 1 GB). The segment of the PC market currently generating the largest requirements for disk drives is the mid-to high-performance desktop segment which uses 3.5-inch drives ranging in capacity from 170 MBs to 1 GB. In addition, the Company anticipates that the market for notebook and sub-notebook PCs will accelerate as technological advancements increase their functionality and as user acceptance expands.

The Company sells its MCP products to manufacturers of high-performance PCs and high-performance disk drives. This market is characterized by rapid new product introduction and an increasing demand for higher performance, lower cost ICs. The Company also sells its graphics and sound add-in boards in the retail market to PC end-users under its Paradise brand name.

PRODUCTS

The following table sets forth the Company's consolidated revenues by major product area for each of the periods indicated (in millions):

                                                      Year ended June 30,
                             ---------------------------------------------------------------------
                                         % of                      % of                       % of
                               1994  Revenues            1993  Revenues            1992  Revenues
- - --------------------------------------------------------------------------------------------------
Storage products:
  Disk drives                $1,380        90%         $1,047        85%         $  668        71%
  Storage controller boards                                                           9          1
Microcomputer products          160        10             178        15             213         23
                             ------      ----          ------      ----          ------       ----
  Revenues from current
     products                 1,540       100           1,225       100             890         95
LAN products(1)                                                                      48          5
                             ------      ----          ------      ----          ------       ----
  Revenues, net              $1,540       100%         $1,225       100%         $  938       100%
                             ------      ----          ------      ----          ------       ----
                             ------      ----          ------      ----          ------       ----

- - --------------------------------------------------------------------------------

(1) In October 1991, the Company sold its Local Area Network ("LAN") business. See Note 1 to the consolidated financial statements.

In general, the unit price for a given product in all of the Company's markets decreases over time as increases in industry supply and cost reductions occur. Cost reductions are primarily achieved as volume efficiencies are realized, component cost reductions are achieved, experience is gained in manufacturing the product and design enhancements are made. Competitive pressures and customer expectations result in these cost improvements being passed along as reductions in selling prices. At times, the rate of general price decline is accelerated when some competitors lower prices to absorb excess capacity, liquidate excess inventories and/or to gain market share. The disk drive industry has experienced all of these effects on pricing in the periods covered in the above table.

                                      ---

DISK  DRIVE  PRODUCTS

TECHNOLOGY. Winchester disk drives are used to record, store and retrieve digital data. They are faster than floppy disk, tape and optical disk drives and cost less than semiconductor memory. To date, substantially all of the Company's disk drives use the Enhanced IDE (integrated drive electronics) interface.

Commonly quoted measures of disk drive performance are storage capacity, average seek time (the average time to move the heads from one track to another), data transfer rate (the rate at which data are transferred between the drive and the host computer) and spindle rotational speed.

PRODUCT OFFERINGS. The Company's current line of disk drive products consists of the Caviar family of low profile drives which includes 1-inch high, 3.5-inch form factor models for desktop applications and 2.5-inch form factor models for portable computer applications. Each of these drives features CacheFlow, the Company's proprietary adaptive disk caching system which significantly enhances the drive's read/write performance as measured by the rate at which it can deliver data to or receive it from the computer. An additional common feature is the Company's proprietary drive control and communication electronic circuitry called Architecture II, which spans the Company's entire 3.5-inch Caviar product line. Architecture II features Enhanced IDE technology, which provides the desktop marketplace the key attributes of the SCSI (small computer systems interface) interface while retaining the focus on ease-of-use, compatibility and overall lower cost of connection advantages, all of which are the traditional strengths of IDE. The Company believes that the commonality of control and communication electronics featured in all of the Caviar disk drives facilitates customer qualification of successive product models, reduces risk of inventory obsolescence and allows the Company to place larger orders for components resulting in reduced component cost.

The following table summarizes certain design and performance characteristics and specifications of the Company's current disk drive products:

                                               Formatted        Average       Number    Number
                            Date               Capacity       Access Time       of        of
      Product           First Shipped         (Megabytes)    (Milliseconds)   Disks     Heads   Interface
- - ---------------------------------------------------------------------------------------------------------
3.5-inch Form
  Factor:
  Caviar AC2340        September 1992             341               <13         2         4       AT IDE*
  Caviar AC2250        November 1992              256               <13         2         3       AT IDE*
  Caviar AC2420        March 1993                 425               <13         2         4       AT IDE*
  Caviar AC1210        June 1993                  213               <13         1         2       AT IDE*
  Caviar AC1270        September 1993             270               <11         1         2       AT IDE*
  Caviar AC2540        September 1993             540               <11         2         4       AT IDE*
  Caviar AC2700        June 1994                  730               <10         2         4       AT IDE*
  Caviar AC31000       June 1994                 1080               <10         3         6       AT IDE*
2.5-inch Form
  Factor:
  Caviar Lite AL2170   April 1993                 171               <16         2         4       AT IDE
  Caviar Lite AL2200   January 1994               200               <16         2         4       AT IDE
- - ---------------------------------------------------------------------------------------------------------

* Features Enhanced IDE (EIDE) technology, improving the performance of the standard IDE interface.
DISK  DRIVE  PRODUCTS  FOR  DESKTOP  PCS

The Caviar AC2340 was the industry's first 3.5-inch, two-platter 340 MB drive and is targeted at high-performance 486-based machines. Customers for the Caviar AC2340 include AST Research, AT&T, Dell Computer, Gateway 2000, IBM, NEC and Zenith Data Systems.

                                      ---

The Caviar AC2250 has the same storage density per platter as the AC2340 but utilizes only three drive heads instead of four. This drive is targeted at high-performance 486-based machines. Customers for the AC2250 include AST Research, AT&T, Dell Computer, Gateway 2000 and IBM.

The Caviar AC2420 was the industry's first 3.5-inch, two-platter 420 MB drive and is targeted at high-performance 486-based machines. Customers for the Caviar AC2420 include AT&T, Fountain Technologies and Zenith Data Systems.

The Caviar AC1210 was the industry's first 3.5-inch, single-platter 210 MB drive. This drive is targeted at high-performance 486-based machines. Customers for the AC1210 include AST Research, AT&T, Gateway 2000, IBM and Zenith Data Systems.

The Caviar AC1270 was the industry's first single-platter 270 MB drive and is targeted at high-performance 486-based machines. Customers for the AC1270 include AST Research, AT&T, Dell Computer, Gateway 2000 and NEC.

The Caviar AC2540 was the industry's first 3.5-inch, two-platter 540 MB drive and is targeted at high-end Pentium and Power PC-based machines and high-performance 486-based machines. Customers for the AC2540 include AST Research, AT&T, Dell Computer, Gateway 2000 and NEC.

The Caviar AC2700 was the industry's first 3.5-inch, two-platter 700 MB drive and is targeted at high-end Pentium and Power PC-based machines and high-performance 486-based machines. Customers of the AC2700 include AST Research and Packard Bell.

The Caviar AC31000 was the industry's first 3.5-inch, three-platter Enhanced IDE drive in a 1 GB capacity. This drive is targeted at high-end Pentium and Power PC-based machines and high-performance 486-based machines. Customers for the AC31000 include Dell Computer, Gateway 2000, NEC-Japan and Siemens-Nixdorf.
DISK  DRIVE  PRODUCTS  FOR  PORTABLE  PCS

The Caviar Lite AL2170, a 2.5-inch, 15mm high drive, was designed to address the requirements of the growing notebook market which demands an increased capacity, low power, low profile storage solution. IBM is a customer for the Caviar Lite AL2170.

The Caviar Lite AL2200, a 2.5-inch, 15mm high drive, was also designed to address the requirements of the growing notebook market. Customers for the AL2200 include AST Research, AT&T and IBM.
MICROCOMPUTER  PRODUCTS

GRAPHICS PRODUCTS. The Company supplies a family of RocketCHIP brand name graphics ICs and Paradise brand name add-in cards to the desktop and portable PC markets. Graphics ICs and Paradise add-in cards provide enhanced video graphics array ("Super VGA") functionality. These products allow major enhancements in display resolution and color depth quality and incorporate a Windows acceleration feature, which provides faster display of icons and other graphics features in the Windows operating system without the need for new PC hardware.

In November 1993, the Company introduced RocketCHIP WD24A, the industry's first single-chip Super VGA LCD video graphics controller to offer hardware Windows acceleration features and true 32-bit VESA VL-Bus interface to portable PC environments. This device provides a fully integrated solution including RAMDAC and programmable dual-frequency clock generator. As with all of its VGA IC's, the Company's portable graphics display products emphasize hardware capability with all VGA software and hardware standards and with all previous graphics standards.

In February 1994, the Company began volume shipments of the Paradise 16-DSP (digital signal processor) sound card, which is the Company's first multimedia-related product from Paradise. The Paradise 16-DSP

                                      ---
sound card provides high-performance, programmable digital signal processing and also supports future revolutionary functions such as DSP-based voice recognition and DSP-based sound effects.

I/O PRODUCTS. The Company supplies control electronics to certain manufacturers of high-performance, high-capacity disk drives and other storage peripherals utilizing the SCSI bus interface. These manufacturers of SCSI disk, tape and optical drives utilize the Company's storage control chipsets for their logic and control electronics.

SALES  AND  DISTRIBUTION

The Company sells its products primarily to PC manufacturers, and, to a lesser extent, resellers and distributors through its worldwide direct sales force. The Company's direct sales organization is structured so that each customer is served by a single sales team. Each sales team is responsible for marketing the Company's entire product line and providing timely feedback to engineering regarding customers' new product requirements. This promotes early identification of and response to the customer's full range of product needs. Later, in the production stage, the team focus enables the Company to provide timely product delivery and effective service. Many of the Company's OEM customers purchase both disk drives and MCP products from the Company. These customers include AST Research, AT&T, Dell Computer, Gateway 2000, IBM, NEC, Siemens-Nixdorf, Toshiba and Zenith Data Systems. While Western Digital believes its relationships with key customers are very good, the concentration of sales to a relatively small number of major customers presents a business risk that loss of one or more accounts could adversely affect the Company's operating results. During 1994, sales to Gateway 2000 and IBM each accounted for approximately 12% of revenues. During 1993, sales to Gateway 2000 and IBM accounted for approximately 13% and 11% of revenues, respectively. During 1992, sales to Gateway 2000 accounted for approximately 10% of revenues.

The Company also sells its products through its direct sales force to selected resellers, which include major distributors, mass merchandisers and value-added resellers. In accordance with standard industry practice, the Company's reseller agreements provide for price protection for unsold inventories which the resellers may have at the time of changes in published price lists and, under certain circumstances, stock rotation for slow moving items. These agreements may be terminated by either party upon written notice and, in the event of termination, the Company may be obligated to repurchase such inventories.

Western Digital maintains sales offices and technical support in the United States, Europe and Asia. The Company's international sales, which include sales to foreign subsidiaries of U.S. companies, represented 44%, 43% and 40% of revenues for 1994, 1993 and 1992, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations including exposure to tariffs and various trade regulations.

RESEARCH  AND  DEVELOPMENT

The Company devotes substantial resources to research and development in order to develop new products and improve existing products. The Company also focuses its engineering efforts to coordinate its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. The Company's research and development expenses totaled $112.8 million in 1994, $101.6 million in 1993 and $89.6 million in 1992.

The market for the Company's products is subject to rapid technological change and short product life cycles. To remain competitive, the Company must anticipate the needs of the market and successfully develop and introduce new products in a timely fashion. Before volume shipments of the Caviar AC2200 in March 1992, the Company was less successful than its competitors in developing new products and bringing them to market in a timely manner. If not carefully planned and executed, the introduction of new products may adversely affect sales of existing products and increase risk of inventory obsolescence. In addition, new products typically have lower initial manufacturing yields and higher initial component costs than more mature products. No assurance can be given that the Company will be able to successfully complete the

                                      ---
design and introduction of new products, manufacture the products at acceptable yields and costs, effectively manage product transitions or obtain significant orders for these products.

MANUFACTURING

The Company's disk drives are assembled in its plant in Singapore. The Singapore plant has complete responsibility for all disk drives in volume production including manufacturing engineering, purchasing, inventory management, assembly, test, quality assurance and shipping of finished units. The Company purchases most of the standard mechanical components and micro controllers for its disk drives from external suppliers, although the Company does manufacture a substantial portion of the media for its disk drives in its Santa Clara, California facility.

During the fourth quarter of 1994, the Company initiated plans to convert its wholly-owned facility in Malaysia from an IC assembly and test facility to a disk drive manufacturing facility. It is intended that the Malaysia facility will manufacture the Company's more mature disk drive products. The conversion of the facility is expected to be complete and operational by the second quarter of 1995. The cost of converting the Malaysia facility to a drives manufacturing plant is not expected to be material to the financial position of the Company.

The Company experiences fluctuations in manufacturing yields which can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to shorten the time to achieve acceptable manufacturing yields and costs. No assurance can be given that the Company's operations will not be adversely affected by these fluctuations or that it can shorten its new product development cycles or manufacturing learning curves sufficiently to achieve these objectives in the future.

As a result of the sale of its wafer fabrication facility in December 1993 and conversion of its Malaysia IC assembly and test facility to a disk drive manufacturing plant, the Company has entered into various agreements with multiple vendors to purchase fabricated wafers and has also obtained independent contractors to supply finished ICs that were previously supplied by the Company's Malaysia facility. However, a disruption in the supply of wafers or finished ICs for any reason could have a material adverse impact on the Company.

The Company has manufacturing facilities located in Singapore, Malaysia and Korea and is therefore subject to certain foreign manufacturing risks such as changes in government policies, high employee turn-over, political risk, transportation delays, tariffs, fluctuations in foreign exchange rates and import, export, exchange and tax controls. To date, exposure to such risks has not had a material effect on the Company's business, consolidated financial position or results of operations.

MATERIALS  AND  SUPPLIES

The principal components used in the manufacture of the Company's disk drives are read/write heads (both thin film and MIG) and related headstack assemblies, media, micro controllers, spindle motors and mechanical parts used in the head-disk assembly. The principal materials used in the manufacture of the Company's semiconductor circuits are silicon wafers, chemicals and gases used in the wafer fabrication process and plastic packages used in the assembly process. The Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers, as well as proprietary semiconductor circuits manufactured for the Company, and a wide variety of other parts including connectors, cables and switches.

A number of the components used by the Company are available from a single or limited number of outside suppliers. Some of these materials may periodically be in short supply and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. An extended shortage of required materials and supplies could have an adverse effect upon the revenue and earnings of the Company. In addition, the Company must allow for significant lead times when procuring certain materials and

                                      ---
supplies. The Company has more than one available source of supply for most of its required materials. Where there is only one source of supply, the Company believes that a second source could be obtained within a reasonable period of time. However, no assurance can be given that the Company's results of operations will not be adversely affected until a new source can be located.

The Company purchases substantially all of its thin film head requirements for disk drives from Read-Rite Corporation. The Company also uses MIG heads for certain products which are supplied by several vendors. Any significant disruption in the supply of these components would have an adverse effect on the Company's results of operations.

In December 1993, the Company sold its Irvine, California silicon wafer fabrication facility -- see "General." From 1990 until the sale, the Company manufactured silicon wafers in the Irvine facility. The Company also buys wafers fabricated by other companies. Since the sale of the wafer fabrication facility, the Company has obtained various outside sources to manufacture its semiconductor wafer requirements. The Company has also obtained independent contractors to supply finished ICs that were previously supplied by the Company's Malaysia facility. However, a disruption in the supply of wafers or finished ICs for any reason could have a material adverse impact on the Company.

COMPETITION

The PC industry is intensely competitive and is characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes, changing market requirements, occasional shortages of materials, dependence upon a limited number of vendors for certain components, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. The disk drive market in particular has been subject to recurring periods of severe price competition. Certain of the Company's competitors have greater financial and other resources and broader product lines than the Company with which to compete in this environment.

The Company believes that proprietary disk drive, semiconductor, and board-level design technology, close technical relationships with key OEM customers and vendors, diverse product lines, competitive pricing, adequate capital resources and worldwide low cost/high volume manufacturing capabilities are key factors for successfully competing in its market areas. The Company's principal competitors in the disk drive industry are Conner Peripherals, Maxtor, Quantum and Seagate Technology, and large computer manufacturers such as IBM that manufacture drives for use in their own products and for sale to others. In other market areas the Company competes with a variety of companies including Adaptec, Chips and Technologies, Cirrus Logic, Intel, LSI Logic, S3 Incorporated, Tseng Labs and VLSI Technology.

The Company also competes with companies offering products based on alternative data storage and retrieval technologies. Technological advances in magnetic, optical, flash or other technologies, could result in the introduction of competitive products with performance superior to and prices lower than the Company's products, which could adversely affect the Company's results of operations.

BACKLOG

At June 30, 1994, the Company's backlog, consisting of orders scheduled for delivery within the next twelve months, aggregated approximately $223.1 million, compared with a backlog at June 30, 1993 which aggregated approximately $40.0 million. Historically, a substantial portion of the Company's orders have been for shipments within 30 to 60 days of the placement of the order. The Company's sales are made under contracts and purchase orders which, under industry practice, may be canceled at any time, subject to payment of certain costs, or modified by customers to provide for delivery at a later date. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue and profit.

                                      ---

PATENTS  AND  LICENSES

Although the Company owns numerous patents and has many patent applications in process, the Company believes that the successful manufacture and marketing of its products generally depends more upon the experience, technical know-how and creative ability of its personnel rather than upon ownership of patents.

The Company pays royalties under several patent licensing agreements which require periodic payments. From time to time, the Company receives claims of alleged patent infringement from patent holders which typically contain an offer to grant the Company a license. It is the Company's policy to evaluate each claim and, if appropriate, to enter into licensing arrangements. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered, or that the terms of any offered license will be acceptable to the Company. No assurance can be given that failure to obtain a license would not adversely affect the Company's business, consolidated financial position or results of operations -- see "Legal Proceedings".

EMPLOYEES

As of June 30, 1994, the Company employed a total of 6,593 full-time employees, of whom 529 were engaged in engineering, 431 in sales and administration and 594 in manufacturing in the United States. The Company employed 728 employees at its manufacturing facility in Malaysia, 4,007 at its disk drive manufacturing facility in Singapore, 163 at its board-level subsystems facility in Korea and 141 at its international sales offices.

Many of the Company's employees are highly skilled, and the Company's continued success depends in part upon the ability to attract and retain such employees. In an effort to attract and retain such employees, the Company continues to offer employee benefit programs which it believes are at least equivalent to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulty at times in hiring and retaining certain skilled personnel. In critical areas, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's headquarters are located in a 358,000 square foot building in Irvine, California. This building houses management, research and development, administrative and sales personnel and is leased to the Company pursuant to an agreement expiring in June 2000. The Company's disk drive manufacturing facilities are located in Singapore in several buildings totaling approximately 278,000 square feet. These buildings are leased to the Company pursuant to several agreements expiring from August 1995 through October 1996. The Company also owns a 83,500 square foot facility in Kuala Lumpur, Malaysia which is in the process of being converted into a disk drive manufacturing facility (see "Manufacturing"), and owns a facility in Seoul, Korea designed for board-level assembly of disk drive components which consists of approximately 33,800 square feet. In addition, the Company leases office space in Mountain View and San Jose, California for research and development activities, and in Santa Clara, California for media processing activities.

The Company also leases office space in various other locations throughout the world primarily for sales and technical support. The Company's present facilities are adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue.

ITEM 3. LEGAL PROCEEDINGS

The Company was sued in September 1991, in the United States District Court for the Central District of California by Amstrad plc, a British computer maker. The suit alleged that disk drives furnished to Amstrad in 1988 and 1989 were defective. Amstrad claimed damages of approximately $3.0 million for asserted losses

                                      ---
in out-of-pocket expenses, $38.0 million in lost profits and $100.0 million for injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim against Amstrad. This federal action was dismissed without prejudice and Amstrad has filed a similar complaint in Orange County, California Superior Court, but raised the claim for damages to $186.0 million. The Company again filed a counterclaim for $3.0 million in actual damages plus exemplary damages in an unspecified amount and intends to vigorously defend itself against the Amstrad claims.

The Company was sued in March 1993 in the United States District Court for the Northern District of California by Conner Peripherals, Inc. ("Conner"). The suit alleges that the Company infringes five Conner patents and seeks damages (including treble damages) in an unspecified amount and injunctive relief. Conner moved for a preliminary injunction to enjoin the Company from using three of the patents in certain of the Company's disk drive products. The court denied that motion. If Conner were to prevail in its claims, the Company could be enjoined from using any of the Conner patents found to be valid and infringed that are the subject of this action as well as held liable for past infringement damages. The amount of such damages, if any, could be material. The Company believes that it has meritorious defenses to all of Conner's claims and intends to vigorously defend itself against the Conner lawsuit. The Company has also filed a suit alleging that Conner infringes two of the Company's patents.

The Company has received a claim of alleged patent infringement from Rodime PLC ("Rodime") under one of Rodime's U.S. patents which relates to 3.5-inch disk drives. Rodime has offered to grant the Company a royalty bearing license under that and other Rodime patents. Based on the opinion of patent counsel, the Company believes that the broad claims of the Rodime patent, if scrutinized in court, will not withstand an attack on validity, and believes that the Company has not infringed any valid claim of the Rodime patent. If Rodime were to commence litigation against the Company on this patent, and if Rodime were to prevail on its claim, the Company could be held liable for damages for past infringement. The amount of such damages, if any, is uncertain but could be material.

The Company currently has a cross-license with IBM Corporation ("IBM") which became effective January 1, 1990. Pursuant to this agreement, the Company has licensed IBM under certain Western Digital patents for the life of such patents, and has obtained from IBM a patent license which expires December 31, 1994 covering certain Western Digital products. Although the license granted to Western Digital extends to certain components within Western Digital disk drives, disk drives as such are not expressly covered. In calendar 1993, IBM initiated further discussion with the Company for the purpose of determining whether the Company's disk drives are covered by specified IBM patents. The Company is currently reviewing these patents. Based on its prior dealings with IBM, the Company expects to work toward a supplemental agreement with IBM which will address the disk drive issues and extend the term of the license, with the goal of reaching agreement prior to the expiration of the term of the current license agreement. This supplemental agreement, if finalized, may involve payment of higher royalties to IBM than are presently paid. No assurance can be given that such an agreement can be reached upon terms acceptable to the Company. Failure to reach an acceptable agreement could have a material adverse impact on the Company's business.

The Company is also subject to certain other legal proceedings and claims arising in connection with its business. There can be no assurance that litigation will not be commenced on one or more of these or possible other future such claims, or that, if commenced, all such litigation would be resolved without any material adverse effect on the Company's business, consolidated financial position or results of operations.

It is management's opinion, however, that none of these claims will have a material adverse effect on the Company's business, consolidated financial position or results of operations. The costs of defending such litigation can be substantial, regardless of outcome.

The Company was sued in July 1991 in the United States District Court for the Central District of California in a purported class action securities lawsuit. In June 1994, the court approved a settlement of this case whereby eligible class members will share, on a claims made basis, up to $6.75 million, comprised of $3.5 million in cash and the balance in shares of the Company's common stock. The Company's insurance

                                      ---
carrier has agreed to contribute up to $2.6 million in cash toward the settlement. At June 30, 1994, the Company has provided for its estimate of claims to be made under the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The names, ages and positions of all the executive officers of the Company as of September 1994 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

          Name              Age       Position
- - -------------------------------------------------------------------------------------------------
Charles A. Haggerty          53       Chairman of the Board, President and Chief Executive
                                      Officer
Kathryn A. Braun             43       Executive Vice President, Storage Products
Kenneth E. Hendrickson       53       Executive Vice President, Microcomputer Products
D. Scott Mercer              43       Executive Vice President, Chief Financial and
                                      Administrative Officer
Marc H. Nussbaum             38       Senior Vice President, Engineering
Robert L. Erickson           64       Vice President, Law and Secretary
Scott T. Hughes              31       Vice President, Human Resources
David W. Schafer             42       Vice President, Worldwide Sales
Duston M. Williams           36       Vice President and Treasurer
- - -------------------------------------------------------------------------------------------------

Messrs. Erickson, Nussbaum, Schafer and Williams and Ms. Braun have been employed by the Company for more than five years and have served in various executive capacities with the Company before being appointed to their present positions.

Mr. Haggerty joined the Company as President in June 1992 and has been a director since January 1993. He assumed the additional positions of Chairman and Chief Executive Officer on June 30, 1993. Prior to joining the Company, he spent his 28-year business career in various positions at IBM. In 1987, he became IBM's Vice President of worldwide operations for the AS/400. He then served as Vice President/General Manager, low-end mass-storage products responsible for operations in the United States, Japan and the United Kingdom. Immediately prior to joining the Company, he held the position of Vice President of IBM's worldwide OEM storage marketing.

Mr. Hendrickson joined the Company in March 1994. Prior to joining the Company, he served as Vice President, Operations and Quality and member of the Board of Directors of Overland Data Corporation, Inc. from 1993 to 1994. From 1990 to 1993, he served as President of Archive Corporation's Archive Technology Division. During 1989, he served as President of Genicom Corporation's Printer Products Division.

Mr. Mercer joined the Company in October 1991 and served in various executive capacities with the Company before being appointed to his present position in August 1993. Prior to joining the Company, he served as Senior Vice President and Chief Financial Officer of Businessland, Inc. from 1990 to 1991. From 1983 to 1990, he served in various executive capacities with LSI Logic Corporation.

Mr. Hughes joined the Company in July 1993 as Vice President, Human Resources before becoming an elected officer of the Company in July 1994. Prior to joining the Company, he served as Director of Human Resources of Quantum Corporation from 1992 to 1993. From 1990 to 1992, he served in various capacities with Western Digital, including acting Vice President, Human Resources. From 1986 to 1990, Mr. Hughes served as a compensation benefits consultant with Hewitt Associates.

                                      ---

                               ------------------
                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITIES AND
        RELATED SHAREHOLDER MATTERS

Western Digital's common stock is listed on the New York Stock Exchange ("NYSE"). The approximate number of holders of record of common stock of the Company as of September 1, 1994 was 4,360.

The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

The high and low closing prices of the Company's common stock, as reported by the NYSE, for each quarter of 1994 and 1993 are as follows:

                                                First          Second          Third          Fourth
- - ----------------------------------------------------------------------------------------------------
1994
     High                                      $6 1/8         $10 1/4         $20 1/8        $19 1/2
     Low                                        3 3/4           4 7/8           8 3/4         11 7/8
1993
     High                                      $5 3/8         $ 8 5/8         $ 9 1/2        $ 6
     Low                                        4 1/4           5               5 1/4          3 3/4
- - ----------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

WESTERN DIGITAL CORPORATION

FINANCIAL HIGHLIGHTS
(in thousands, except per share and employee data)

                                                      Year ended June 30,
                           --------------------------------------------------------------------------
                                 1994            1993            1992            1991            1990
- - -----------------------------------------------------------------------------------------------------
Revenues, net              $1,539,680      $1,225,231      $  938,332      $  986,201      $1,073,907
Gross profit                  317,931         182,047         110,625         173,234         262,160
Research and development      112,827         101,593          89,566          93,107          82,111
Selling, general and
  administrative              113,224          90,470          88,012         116,361         140,058
Operating income (loss)        91,880         (10,016)        (66,953)       (117,774)         39,991
Net income (loss)              73,136         (25,108)        (72,860)       (134,171)         24,165
Primary earnings (loss)
  per share (1)            $     1.77      $     (.79)     $    (2.49)     $    (4.59)     $      .82
Working capital            $  261,744      $  111,548      $  138,919      $  167,319      $  231,082
Additions to property
  and equipment, net           16,282          35,565          21,311          76,913          91,959
Total assets                  640,513         531,171         532,543         620,440         637,560
Total long-term
  obligations                  58,646         182,561         242,951         234,933         145,050
Shareholders' equity       $  288,239      $  130,950      $  112,257      $  185,102      $  322,042
Number of employees             6,593           7,322           6,906           6,740           7,607
- - -----------------------------------------------------------------------------------------------------

(1) For the year ended June 30, 1994, fully diluted earnings per share were $1.70. For all other periods presented fully diluted earnings (loss) per share approximated primary earnings (loss) per share.

                                      ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Western Digital operates in an extremely competitive industry subject to short product life cycles, dependence upon a limited number of suppliers for certain component parts, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. The disk drive market in particular has been subject to recurring periods of severe price competition. During the fourth quarter of 1993, revenues and gross profits declined significantly due to severe competitive pricing pressures across all 3.5-inch drive capacity price points, resulting in the Company reporting a loss in the fourth quarter of 1993 and well as for the year, and for the first quarter of 1994.

The Company's engineering strategy has been focused toward the production of higher capacity-per-platter, cost-competitive disk drives, and as a result, during 1994, the Company continued to introduce higher-capacity disk drives, increase factory utilization and improve manufacturing efficiencies, which reduced per unit manufacturing costs and also obtained lower component costs from suppliers. These factors, along with stabilizing industry conditions, contributed to the Company reporting net income of $73.1 million in 1994, as compared with net losses of $25.1 million and $72.9 million for 1993 and 1992, respectively.

During 1994, the Company significantly strengthened its balance sheet through cash flows from operations, proceeds from the sale of the Company's wafer fabrication facility and common stock offering and retirement of all bank debt ($143.3 million) outstanding at June 30, 1993. Cash and cash equivalents totaled $243.5 million at the end of 1994 versus $33.8 million at the end of 1993. In addition, during 1994, the Company entered into an $85.0 million accounts receivable facility with certain financial institutions, consisting of a $50.0 million three-year arrangement and a $35.0 million one-year committed arrangement. This facility is intended to serve as a source of working capital as may be needed from time to time and replaces credit facilities secured by substantially all of the Company's assets.

Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years ending June 30 and to fiscal quarters.

RESULTS  OF  OPERATIONS

COMPARISON OF 1994, 1993 AND 1992

The Company reported net income for 1994 of $73.1 million compared with net losses of $25.1 and $72.9 million for 1993 and 1992, respectively. The improved operating results since 1992 are directly related to increased revenues and improved gross profit margins. The Company's revenues increased 26% and 31% in 1994 and 1993, respectively, while gross profit margins improved from 11.8% in 1992 to 14.9% in 1993 and 20.6% in 1994.

Revenue for drive products totaled $1.4 billion in 1994, an increase of $333.0 million, or 32% as compared with the prior year. A 56% increase in the volume of drive units shipped year-to-year and a shift in product mix to higher-capacity drives contributed to this increase in revenue. The average MB per drive shipped in 1994 increased significantly to 298 MBs per drive from 186 MBs per drive in 1993. The positive impact of these factors on revenue was partially offset by a seven percent decline in disk drive average selling prices ("ASPs") from 1993 to 1994. If the disk drive industry is subjected to another period of severe pricing competition such as occurred in the latter half of 1993 and first part of 1994, revenue and gross profit may be adversely impacted in future quarters.

Revenue for MCP totaled $160.0 million in 1994, a decrease of $18.0 million, or 10% from 1993, primarily due to a decrease in graphics product revenue as a result of decreased sales in desktop graphics. During the fourth quarter of 1994, MCP reported its first profitable quarter in more than three years. This performance was driven by strength in the input/output product line and the Company's strong position in portable

                                      ---
graphics accelerator chips, as well as continued fixed cost reductions associated with the Company's transition to a fabless business model.

Revenue for drive products totaled $1.0 billion in 1993, an increase of $379.0 million, or 57% as compared with 1992. Unit shipments increased 63% year-to-year with the majority of the increase occurring in the first nine months of 1993, as the mix of units shipped continued to shift to newer, higher-performance, higher-capacity drives. In 1993 the average MB per drive shipped nearly doubled to 186 MBs per drive from 98 MBs per drive in 1992. The increase in drive shipments and shift in product mix was partially offset by a 14% year-to-year decline in ASPs across all 3.5-inch drive capacity price points as a result of severe competitive pricing pressures in the disk drive industry beginning in March 1993.

MCP revenue decreased $35.0 million, or 16% from 1992 to 1993, with the majority of the decrease occurring in the systems solutions product line. Unit shipments of systems solutions products decreased approximately 26% from 1992 to 1993, while the ASPs decreased 53% year over year primarily as a result of the transition away from board level products to ICs with lower ASPs.

Disk drive gross margin for 1994 and 1993 increased approximately four and seven percentage points, respectively to 19.1% in 1994 from 15.3% in 1993 and from 8.2% in 1992. Beginning in the latter half of 1992, disk drive sales began to contribute to gross profits as increased demand for the Company's newer, higher-capacity products resulted in higher sales volume and ASPs and increased factory utilization, which reduced per unit manufacturing costs and improved gross margins. Gross margins from disk drives continued to increase from the second half of 1992 to the first half of 1993 as unit shipments of the Company's higher-capacity drives increased while ASPs remained steady. Beginning in March 1993, however, gross margins declined significantly as ASPs for all 3.5-inch drive capacity price points decreased sequentially during the last two quarters of 1993 as a result of severe competitive pricing pressures in the disk drive industry.

During 1994 the Company's gross margins increased sequentially through the third quarter as a result of increases in unit shipments which reduced per unit production costs, lower component costs and a favorable product mix which more than offset the decline in ASPs. Gross margin in the fourth quarter was essentially flat with the immediately preceding quarter. There can be no assurance that the Company will be able to sustain the current gross margin levels due to the cyclical nature of the disk drive industry and the Company's dependence on new product introductions.

MCP gross margin increased approximately 21 percentage points to 33.7% in 1994 from 12.5% in 1993 as the Company began to realize the cost benefits of selling its wafer fabrication facility (see Note 3 to the consolidated financial statements) and thereby reducing manufacturing costs. Gross margin from MCP, excluding the LAN business, decreased approximately eight percentage points to 12.5% in 1993 from 20.2% in 1992 as a result of the planned transition away from board-level systems solutions products, which contributed to higher gross margins in 1992 than the Company's product offerings in 1993. The decrease in gross margins in 1993 was partially offset by the sequential increase in gross margins experienced in the latter half of 1993 as a result of manufacturing efficiencies which reduced per unit manufacturing costs.

Research and development expense ("R&D") in 1994 increased approximately $11.2 million, or 11% as compared with the prior year and increased approximately $12.0 million, or 13% from 1992 to 1993. These increases were primarily attributable to planned expenditures to support new product introductions. During 1994 and 1993, R&D expenditures were primarily focused on the development of new disk drive products whereas in 1992, the Company's R&D resources were approximately equally allocated between the development of new disk drives and MCPs, including semiconductor processes and licensing support.

Selling, general and administrative expenses ("SG&A") in 1994 increased $22.8 million, or 25% from the prior year as a result of increases in selling, marketing, and other related expenses in support of higher revenue levels and provisions made for the Company's pay-for-performance plans. SG&A expense increased approximately $2.5 million, or 3% from 1992 to 1993 primarily as a result of increased selling and marketing expenses and certain reserves for executive severance.

                                      ---

Net interest expense decreased $9.3 million in 1994 due to significant reductions in debt outstanding. Net interest expense decreased $5.1 million in 1993 as a result of lower market interest rates and lower levels of debt outstanding.

In 1992, the Company recorded a gain of $15.8 million from the sale of its LAN business for a cash payment of $33.0 million. The buyer acquired specific tangible and intangible assets, assumed certain liabilities, and received certain licenses from Western Digital for specific LAN applications of more broadly based Western Digital technology. Western Digital agreed not to manufacture or distribute similar products for a period of up to six years.

The provision for income taxes in 1994 and 1992 consist primarily of taxes associated with certain of the Company's foreign subsidiaries which had taxable income. The Company's effective tax rate of 15% recorded in 1994 results primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates (see Note 6 to the consolidated financial statements).

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 1994, the Company had $243.5 million in cash and cash equivalents as compared with $33.8 million at June 30, 1993. During 1994, the Company generated $178.8 million in cash flows from operations and $73.3 million in net proceeds from the sale of 7,618,711 shares of common stock in February 1994. Cash flows from operations, along with approximately $95.0 million of the proceeds from the sale of the Company's wafer fabrication facility were used to reduce long-term debt by $146.3 million and to fund capital expenditures of $16.3 million. Capital expenditures were incurred primarily for increased disk drive manufacturing and wafer testing capacity. The Company anticipates that capital expenditures in 1995 will be approximately $60.0 million and will relate to increased disk drive manufacturing capacity. The Company believes that its current cash position and its anticipated future cash flow from operations are sufficient to meet all currently planned capital expenditures and sustain operations during the next fiscal year.

During 1994, the Company entered into an $85.0 million accounts receivable facility with certain financial institutions. The facility consists of a $50.0 million three-year arrangement at Eurodollar or reference rates of the participating banks and a $35.0 million one-year committed arrangement at a rate approximating commercial paper rates. This new facility is intended to serve as a source of working capital as may be needed from time to time and replaces credit facilities secured by substantially all of the Company's assets.

Notwithstanding the significant improvements in financial position realized over the past year, the ability of the Company to sustain its improved working capital management and to continue operating profitably is dependent upon a number of factors including competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's manufacturing operations, procurement of fabricated wafers and finished ICs from outside suppliers and the timely development and introduction of new products which address market needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is listed on page F-1 and is incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.

                                      ---

                               ------------------
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 1994 and the information from the section entitled "Executive Officers of the Registrant" following Part I, Item 4 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 1994. Western Digital maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1, 10.2, 10.3, 10.10, 10.11, 10.12, 10.14, 10.21, 10.28 and 10.29 to this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 1994.

                                      ---

                               ------------------
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Documents filed as a part of this Report:

     (1) Financial Statements

         The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1 are filed as part of this Report and incorporated herein by reference.

     (2) Financial Statement Schedules

         The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1 are filed as part of this Report and incorporated herein by reference.

     (3) Exhibits

                                                                                     Sequentially
 Exhibit                                                                               Numbered
  Number                                  Description                                    Page
- - --------------------------------------------------------------------------------------------------
 3.1          Certificate of Incorporation of the Registrant (filed as Exhibit
              3.1 to the Registrant's Current Report on Form 8-K filed January
              15, 1987 (File No. 1-8703) and incorporated herein by this reference)
 3.2.1        By-laws of Registrant (incorporated by reference to Exhibit 3.2.1 to the Registrant's Current Report on Form 8-K (File No. 1-8703) as
              filed with the Securities and Exchange Commission on July 18, 1994)
 3.3          Certificate of Agreement of Merger(7)
 3.4          Certificate of Amendment of Certificate of Incorporation
              (incorporated by reference to Exhibit 3.1 to the Registrant's
              Registration Statement on Form S-3 (File No. 33-28374) as filed with the Securities and Exchange Commission on April 26, 1989)
 4.1          Indenture, dated as of May 1, 1989, between the Registrant and U.S.
              Trust Company of California, N.A., covering the Registrant's 9%
              Convertible Subordinated Debentures due 2014 (incorporated by reference to Exhibit 4 to Amendment No. 2 to the Registrant's
              Registration Statement on Form S-3 (File No. 33-28374) as filed with the Securities and Exchange Commission on May 10, 1989)
 4.2          Rights Agreement between the Registrant and First Interstate Bank,
              Ltd., as Rights Agent, dated as of December 1, 1988 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on
              Form 8-K as filed with the Securities and Exchange Commission on
              December 12, 1988)
 4.3          Amendment No. 1 to Rights Agreement by and between the Registrant and First Interstate Bank, Ltd. dated as of August 10, 1990
              (incorporated by reference to Exhibit 1 to the Registrant's Current
              Report on Form 8-K as filed with the Securities and Exchange
              Commission on August 14, 1990)
 4.4          Certificate of Designation, Preferences and Rights of Series A
              Junior Participating Preferred Stock of the Registrant
              (incorporated by reference to Exhibit A of Exhibit 1 to the
              Registrant's Current Report on Form 8-K as filed with the
              Securities and Exchange Commission on December 12, 1988)
10.1          The Registrant's Employee Stock Option Plan (1) **
10.2          The Registrant's Stock Option Plan for Non-Employee
              Directors (1) **
10.3          The Registrant's 1993 Employee Stock Purchase Plan(8) **

                                      ---

                                                                                     Sequentially
 Exhibit                                                                               Numbered
  Number                                  Description                                    Page
- - --------------------------------------------------------------------------------------------------
10.4          Receivables Contribution and Sale Agreement, dated as of January 7,
              1994 by and between the Company, as seller, and Western Digital
              Capital Corporation, as buyer(2)
10.5          Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as administrative agent(2)
10.6          First Amendment to Receivables Purchase Agreement, dated March 23,
              1994, by and between Western Digital Corporation, as seller and the
              Financial Institutions listed therein as bank purchasers and administrative agents(2)
10.7          Assignment Agreement, dated as of March 23, 1994, by and between
              J.P. Morgan Delaware as Bank Purchaser and Assignor and the Bank of
              California, N.A. and the Long-term Credit Bank of Japan, LTD., Los
              Angeles Agency as Assignees(2)
10.8          Asset Purchase Agreement dated December 16, 1993 by and between
              Motorola, Inc. and Western Digital regarding the sale and purchase of Western Digital's wafer fabrication facilities and certain related assets(4)
10.9          Supply Agreement dated December 16, 1993 by and between Motorola,
              Inc. and Western Digital regarding the supply of wafers to Western
              Digital(4)
10.10         The Western Digital Corporation Deferred Compensation Plan* **
10.11         The Western Digital Corporation Executive Bonus Plan* **
10.12         The Extended Severance Plan of the Registrant * **
10.13         Manufacturing Building lease between Wan Tien Realty Pte Ltd and
              Western Digital (Singapore) Pte Ltd dated as of November 9, 1993
              (incorporated by reference to Exhibit 10.17.1 to the Registrant's
              Quarterly Report on Form 10-Q (File No. 1-8703) as filed with the
              Securities and Exchange Commission on January 25, 1994)
10.14         The Management Incentive Compensation Plan of Registrant for fiscal year 1995* **
10.15         Wafer and Die Purchase Contract by and between American
              Microsystems, Inc. and the Company effective as of July 18,
              1994(9)*
10.16         Foundry Capacity, Product Purchase, and Technology Agreement by and
              between American Telephone and Telegraph Co. and the Company effective as of August 25, 1992 (incorporated by reference to
              Exhibit 10.10.3 to the Registrant's Annual Report on Form 10-K
              (File No. 1-8703) as filed with the Securities and Exchange
              Commission on September 28, 1992)(5)
10.17         Subleases between Wan Tien Realty Pte Ltd and Western Digital
              (Singapore) Pte Ltd dated as of September 1, 1991(1)
10.18         Sublease between Wan Tien Realty Pte Ltd and Western Digital
              (Singapore) Pte Ltd dated as of October 12, 1992(1)
10.19         Agreement for Purchase and Sale of Assets by and between Registrant and Standard Microsystems Corporation effective as of September 16,
              1991 and as amended by the Amendment No. 1 to Agreement for
              Purchase and Sale of Assets by and between the Registrant and
              Standard Microsystems Corporation effective as of September 27,
              1991 (incorporated by reference to Exhibit 2 to Form 8 filed as
              Amendment Number 1 to Registrant's Form 8-K dated October 16, 1991)
10.21         The Registrant's Non-Employee Director Stock-for-Fees Plan(1) **

                                      ---

                                                                                     Sequentially
 Exhibit                                                                               Numbered
  Number                                  Description                                    Page
- - --------------------------------------------------------------------------------------------------
10.22         Office Building Lease between The Irvine Company and the Registrant dated as of January 13, 1988 (incorporated by reference to Exhibit
              10.11 to Amendment No. 2 to the Registrant's Annual Report to Form
              10-K (File No. 1-8703) as filed on Form 8 with the Securities and
              Exchange Commission on November 18, 1988)(6)
10.26         Patent License Agreement between Western Electric Company,
              Incorporated and the Registrant effective as of July 1, 1980(3)
10.27         Agreement between International Business Machines Corporation and the Registrant dated as of January 1, 1990(3)
10.28         Letter to Mr. I.M. Booth from Mr. Roger W. Johnson dated December
              3, 1992 regarding chief executive officer severance
              arrangement(3) **
10.29         Form of Letter to Mr. George L. Bragg from Mr. Roger W. Johnson dated October 22, 1992 regarding vice chairman severance
              arrangement(7) **
11            Computation of Per Share Earnings (see page 20 hereof)
21            Subsidiaries of the Company (see page 21 hereof)
23            Consent of Independent Auditors (see page 22 hereof)
27            Financial Data Schedule*
- - --------------------------------------------------------------------------------------------------

*   New exhibit filed with this Report.
** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 1-8703) as filed with the Securities and Exchange Commission on September 28, 1992.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 1-8703) as filed with the Securities and Exchange Commission on May 9, 1994.

(3) Incorporated by reference to Registrant's Amendment No. 1 to Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 5, 1993.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 1-8703) as filed with the Securities and Exchange Commission on January 5, 1994.

(5) Subject to confidentiality order dated November 24, 1992.

(6) Subject to confidentiality order dated November 21, 1988.

(7) Incorporated by reference to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

(8) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 33-51725) as filed with the Securities and Exchange Commission on December 28, 1993.

(9) Confidental treatment requested.

(B) Reports on Form 8-K

    None.

                                      ---

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WESTERN DIGITAL CORPORATION

                                         By:             SCOTT MERCER
                                                -------------------------------
                                                        D. Scott Mercer
                                                   Executive Vice President,
                                                        Chief Financial
                                                   and Administrative Officer
Dated: September 21, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 21, 1994.

                  SIGNATURE                                         TITLE
- - ---------------------------------------------   ---------------------------------------------
             CHARLES A. HAGGERTY                Chairman of the Board, President and Chief
- - ---------------------------------------------   Executive Officer (Principal Executive
             Charles A. Haggerty                Officer)

                SCOTT MERCER                    Executive Vice President, Chief Financial and
- - ---------------------------------------------   Administrative Officer (Principal Financial
               D. Scott Mercer                  and Accounting Officer)

             JAMES A. ABRAHAMSON                Director
- - ---------------------------------------------
             James A. Abrahamson

              PETER D. BEHRENDT                 Director
- - ---------------------------------------------
              Peter D. Behrendt

                 I.M. BOOTH                     Director
- - ---------------------------------------------
                 I.M. Booth

                 G. L. BRAGG                    Director
- - ---------------------------------------------
               George L. Bragg

                 I. FEDERMAN                    Director
- - ---------------------------------------------
               Irwin Federman

                ANDRE R. HORN                   Director
- - ---------------------------------------------
                Andre R. Horn

               ANNE O. KRUEGER                  Director
- - ---------------------------------------------
               Anne O. Krueger

              THOMAS E. PARDUN                  Director
- - ---------------------------------------------
              Thomas E. Pardun

               S. B. SCHWARTZ                   Director
- - ---------------------------------------------
             Stephen B. Schwartz

                                      ---

                                                                      EXHIBIT 11

WESTERN DIGITAL CORPORATION
COMPUTATION OF PER SHARE EARNINGS
(in thousands, except per share amounts)

                                                                     Year ended June 30,
                                                            -------------------------------------
                                                             1994          1993           1992
- - -------------------------------------------------------------------------------------------------
PRIMARY
  Net income (loss)                                         $73,136      $(25,108)      $(72,860)
                                                            -------      --------      ---------
                                                            -------      --------      ---------
  Weighted average number of common shares outstanding
     during the period                                       39,341        31,813         29,209
  Incremental common shares attributable to exercise of
     outstanding options and warrants                         2,022
                                                            -------      --------      ---------
          Total shares                                       41,363        31,813         29,209
                                                            -------      --------      ---------
                                                            -------      --------      ---------
  Net income (loss) per share                               $  1.77      $   (.79)      $  (2.49)
                                                            -------      --------      ---------
                                                            -------      --------      ---------
FULLY DILUTED
  Net income (loss)                                         $73,136      $(25,108)      $(72,860)
  Add back: interest expense, net of income tax effect
     applicable to convertible subordinated debentures        4,664
                                                            -------      --------      ---------
                                                            $77,800      $(25,108)      $(72,860)
                                                            -------      --------      ---------
                                                            -------      --------      ---------
  Weighted average number of common shares outstanding
     during the period                                       39,341        31,813         29,209
  Incremental common shares attributable to exercise of
     outstanding options and warrants                         2,280
  Incremental common shares attributable to conversion of
     convertible subordinated debentures                      4,059
                                                            -------      --------      ---------
          Total shares                                       45,680        31,813         29,209
                                                            -------      --------      ---------
                                                            -------      --------      ---------
  Net income (loss) per share                               $  1.70      $   (.79)      $  (2.49)
                                                            -------      --------      ---------
                                                            -------      --------      ---------
- - -------------------------------------------------------------------------------------------------

                                      ---

                                                                      EXHIBIT 21

WESTERN DIGITAL CORPORATION
SUBSIDIARIES OF THE COMPANY

                    Name                                         Jurisdiction
- - ---------------------------------------------------------------------------------------------
Western Digital Ireland, Ltd.                    Cayman Islands
Western Digital (Malaysia) SDN BHD               Malaysia
Arrington Limited                                Republic of Ireland
Western Digital Deutschland GmbH                 Federal Republic of Germany
Western Digital (France) S.a.r.l.                France
Western Digital Japan Ltd.                       Japan
Western Digital (U.K.) Limited                   United Kingdom
Western Digital Canada Corporation               Canada
Western Digital Korea, Ltd.                      Republic of Korea
Western Digital (Singapore) Pte Ltd              Singapore
Western Digital Taiwan Co., Ltd.                 Taiwan, Republic of China
Western Digital Hong Kong Limited                Hong Kong
Western Digital Netherlands B.V.                 The Netherlands
Western Digital (S.E. Asia) Pte Ltd              Singapore
Western Digital Capital Corporation              Delaware
Western Digital (I.S.) Limited                   Ireland
Selenar Corporation*                             California
Selenar GmbH*                                    Federal Republic of Germany
Western Digital Europe*                          California
Western Digital Pacific Corporation*             California
- - ---------------------------------------------------------------------------------------------

* represents inactive subsidiaries of the Company

                                      ---

                                                                      EXHIBIT 23
CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Western Digital Corporation:

We consent to the incorporation by reference in the Registration Statements (Nos. 2-76179, 2-97365, 2-72672, 33-9853, 33-11777, 33-15771, 33-60166, 33-60168
and 33-51725) on Form S-8 of Western Digital Corporation of our report dated July 19, 1994, relating to the consolidated balance sheets of Western Digital Corporation as of June 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1994, and all related schedules, which report appears in the June 30, 1994 Annual Report on Form 10-K of Western Digital Corporation.

                                       KPMG PEAT MARWICK LLP
Orange County, California
September 21, 1994

                                      ---

WESTERN DIGITAL CORPORATION
SEC FORM 10-K, ITEMS 8, 14(A) AND 14(D)
Index to Consolidated Financial Statements and Schedules

                                                                                        Page
- - --------------------------------------------------------------------------------------------
Consolidated Financial Statements:
  Independent Auditors' Report                                                           F-2
  Consolidated Statements of Operations -- Three Years Ended June 30, 1994               F-3
  Consolidated Balance Sheets -- June 30, 1994 and 1993                                  F-4
  Consolidated Statements of Shareholders' Equity -- Three Years Ended June 30, 1994     F-5
  Consolidated Statements of Cash Flows -- Three Years Ended June 30, 1994               F-6
  Notes to Consolidated Financial Statements                                             F-7
Supplementary Data:
  Unaudited Quarterly Information                                                       F-17
Schedules:
  II    Consolidated Amounts Receivable From Related Parties and Underwriters,
        Promoters and Employees Other Than Related Parties                              F-18
  V     Consolidated Property and Equipment                                             F-19
  VI    Consolidated Accumulated Depreciation of Property and Equipment                 F-19
  VIII  Consolidated Valuation and Qualifying Accounts and Reserves                     F-20
  X     Supplementary Consolidated Income Statement Information                         F-20
- - --------------------------------------------------------------------------------------------

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Separate financial statements of the Registrant have been omitted as the Registrant is primarily an operating company and its subsidiaries are wholly-owned and do not have minority equity interests and/or indebtedness to any person other than the Registrant in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end consolidated balance sheet.

                                     -----

WESTERN DIGITAL CORPORATION
INDEPENDENT AUDITORS' REPORT

The Board of Directors
Western Digital Corporation:

We have audited the consolidated financial statements of Western Digital Corporation as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation as of June 30, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                       KPMG PEAT MARWICK LLP

Orange County, California
July 19, 1994

                                     -----

WESTERN DIGITAL CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(in thousands, except per share amounts)

                                                                 Year ended June 30,
                                                     --------------------------------------------
                                                           1994            1993              1992
- - -------------------------------------------------------------------------------------------------
Revenues, net                                        $1,539,680      $1,225,231       $  938,332
Costs and expenses:
  Cost of revenues                                    1,221,749       1,043,184          827,707
  Research and development                              112,827         101,593           89,566
  Selling, general and administrative                   113,224          90,470           88,012
                                                     ----------      ----------      -----------
          Total costs and expenses                    1,447,800       1,235,247        1,005,285
                                                     ----------      ----------      -----------
Operating income (loss)                                  91,880         (10,016)         (66,953)
Net interest expense (Note 2)                             5,838          15,092           20,203
Gain on sale of LAN business (Note 1)                                                     15,784
                                                     ----------      ----------      -----------
Income (loss) before income taxes                        86,042         (25,108)         (71,372)
Provision for income taxes (Note 6)                      12,906                            1,488
                                                     ----------      ----------      -----------
Net income (loss)                                    $   73,136      $  (25,108)      $  (72,860)
                                                     ----------      ----------      -----------
                                                     ----------      ----------      -----------
Earnings (loss) per common and common equivalent
  share:
  Primary                                            $     1.77      $     (.79)      $    (2.49)
                                                     ----------      ----------      -----------
                                                     ----------      ----------      -----------
  Fully diluted                                      $     1.70      $     (.79)      $    (2.49)
                                                     ----------      ----------      -----------
                                                     ----------      ----------      -----------
Common and common equivalent shares used in
  computing per share amounts:
  Primary                                                41,363          31,813           29,209
                                                     ----------      ----------      -----------
                                                     ----------      ----------      -----------
  Fully diluted                                          45,680          31,813           29,209
                                                     ----------      ----------      -----------
                                                     ----------      ----------      -----------
- - -------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                     -----

WESTERN DIGITAL CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(in thousands, except per share amounts)

                                                                              June 30,
                                                                      -------------------------
                                                                          1994             1993
- - -----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $243,484       $  33,837
  Accounts receivable, less allowance for doubtful accounts of
     $10,825 in 1994 and $9,340 in 1993 (Note 4)                       201,512         159,478
  Inventories (Notes 2 and 3)                                           79,575         112,516
  Prepaid expenses                                                      12,917          12,626
                                                                      --------      -----------
          Total current assets                                         537,488         318,457
Property and equipment at cost, less accumulated depreciation and
  amortization (Notes 2 and 3)                                          73,417         181,030
Intangible and other assets, net (Note 2)                               29,608          31,684
                                                                      --------      -----------
          Total assets                                                $640,513       $ 531,171
                                                                      --------      -----------
                                                                      --------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $172,730       $ 128,538
  Accrued expenses                                                     103,014          54,911
  Current portion of long-term debt (Notes 3 and 4)                                     23,460
                                                                      --------      -----------
          Total current liabilities                                    275,744         206,909
Other long-term debt, less current portion (Notes 3 and 4)                             123,561
Convertible subordinated debentures (Note 4)                            58,646          59,000
Deferred income taxes (Note 6)                                          17,884          10,751
Commitments and contingent liabilities (Note 5)
Shareholders' equity (Notes 4 and 7):
  Preferred stock, $.10 par value; Authorized-5,000 shares;
     Outstanding-None
  Common stock, $.10 par value; Authorized-95,000 shares;
     Outstanding-44,895 shares in 1994 and 35,338 shares in 1993         4,490           3,534
  Additional paid-in capital                                           283,475         200,278
  Retained earnings (accumulated deficit)                                  274         (72,862)
                                                                      --------      -----------
          Total shareholders' equity                                   288,239         130,950
                                                                      --------      -----------
          Total liabilities and shareholders' equity                  $640,513       $ 531,171
                                                                      --------      -----------
                                                                      --------      -----------
- - -----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                     -----

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                           Retained
                                 Common Stock           Additional          Earnings           Total
Three years ended             ------------------         Paid-in          (Accumulated      Shareholders'
June 30, 1994                 Shares     Amount          Capital            Deficit)           Equity
- - -------------------------------------------------------------------------------------------------------
Balance at June 30, 1991       29,208      $2,921        $157,075           $ 25,106           $185,102
Exercise of stock options           4                          15                                    15
Net loss                                                                     (72,860)           (72,860)
                               ------     -------      ----------         ----------         ----------
Balance at June 30, 1992       29,212       2,921         157,090            (47,754)           112,257
Exercise of stock options         376          38           1,373                                 1,411
Common stock offering, net
  (Note 7)                      5,750         575          41,815                                42,390
Net loss                                                                     (25,108)           (25,108)
                               ------     -------      ----------         ----------         ----------
Balance at June 30, 1993       35,338       3,534         200,278            (72,862)           130,950
Exercise of stock options       1,838         184           7,324                                 7,508
Common stock offering, net
  (Note 7)                      7,619         762          72,531                                73,293
Common stock issued upon
  conversion of debentures
  (Note 4)                         24           2             352                                   354
Common stock issued in
  settlement of shareholder
  lawsuit (Note 5)                 76           8           1,031                                 1,039
Income tax benefit from
  stock options exercised
  (Note 6)                                                  1,959                                 1,959
Net income                                                                    73,136             73,136
                               ------     -------      ----------         ----------         ----------
Balance at June 30, 1994       44,895      $4,490        $283,475           $    274           $288,239
                               ------     -------      ----------         ----------         ----------
                               ------     -------      ----------         ----------         ----------
- - -------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                     -----

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                   Year ended June 30,
                                                          --------------------------------------
                                                              1994          1993            1992
- - ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ 73,136      $(25,108)      $(72,860)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                          46,175        53,741         50,836
     Gain on sale of LAN business (Note 1)                                              (15,784)
     Changes in current assets and liabilities net of
       effects from the sale of facility (Note 3):
       Accounts receivable                                 (42,034)       (6,887)        27,890
       Inventories                                          23,793        (5,682)        67,635
       Prepaid expenses                                     (2,130)       (3,573)        (6,384)
       Accounts payable and accrued expenses                74,149        47,236        (49,524)
     Deferred income taxes                                   7,133        (3,210)           (83)
     Other assets                                           (1,384)         (640)         1,586
                                                          --------      --------      ---------
       Net cash provided by operating activities           178,838        55,877          3,312
                                                          --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                (16,282)      (35,565)       (21,311)
  Proceeds from sale of facility (Note 3)                  110,677
  Proceeds from sale of LAN business (Note 1)                                            33,000
                                                          --------      --------      ---------
       Net cash provided by (used for) investing
          activities                                        94,395       (35,565)        11,689
                                                          --------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (146,346)      (64,091)       (17,262)
  Proceeds from stock offering, net (Note 7)                73,293        42,390
  Exercise of stock options and warrants, including tax
     benefit                                                 9,467         1,411             15
                                                          --------      --------      ---------
       Net cash used for financing activities              (63,586)      (20,290)       (17,247)
                                                          --------      --------      ---------
Net increase (decrease) in cash and cash equivalents       209,647            22         (2,246)
Cash and cash equivalents at beginning of year              33,837        33,815         36,061
                                                          --------      --------      ---------
Cash and cash equivalents at end of year                  $243,484      $ 33,837       $ 33,815
                                                          --------      --------      ---------
                                                          --------      --------      ---------
- - ------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                     -----

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Western Digital Corporation ("Western Digital" or the "Company") has prepared its financial statements in accordance with generally accepted accounting principles and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. Following are the Company's significant accounting policies:

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated using the U.S. dollar as the functional currency. As such, all material foreign exchange gains or losses resulting from remeasurement of these accounts are reflected in the results of operations. Approximately $.8 million and $1.6 million of foreign exchange losses were included in the results of operations for 1994 and 1993, respectively. Foreign exchange losses were not material for 1992. Monetary and non-monetary asset and liability accounts have been translated at the exchange rate in effect at each year end and historical rates, respectively. Operating statement accounts have been translated at average monthly exchange rates.

CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost which approximates market.

CONCENTRATION OF CREDIT RISK

The Company designs, manufactures and sells small form factor Winchester disk drives and microcomputer products to personal computer manufacturers and resellers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. The Company also has cash equivalent investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments in financial institutions evaluated as highly credit-worthy.

INVENTORY VALUATION

Inventories are valued at the lower of cost or net realizable value. Cost is on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work in process and finished goods.

DEPRECIATION AND AMORTIZATION

The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. Depreciation is computed on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms. Goodwill and purchased technology are capitalized at cost and amortized on a straight-line basis over their estimated lives which are fifteen and five to fifteen years, respectively.

REVENUE RECOGNITION

The Company has agreements with its resellers to provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. These agreements may be terminated upon written notice by either party. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers' inventory. The

                                     -----

Company recognizes revenue at time of shipment and records a reserve for price adjustments and estimated sales returns.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss ("NOL") carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

PER SHARE INFORMATION

Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented. Fully diluted earnings per share additionally reflect dilutive shares assumed to be issued upon conversion of the Company's convertible subordinated debentures.

Loss per share amounts are based upon the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the computation because their effect would be antidilutive.

SALE OF LAN BUSINESS

In October 1991, the Company sold its Local Area Network ("LAN") business under an asset purchase agreement for a cash payment of approximately $33.0 million. Through this transaction the buyer acquired specific tangible and intangible assets, assumed certain liabilities and received appropriate licenses from Western Digital for specific LAN applications of more broadly based Western Digital technology. Further, Western Digital agreed not to manufacture or distribute similar products for a period of up to six years. In 1992 LAN business revenue totaled $30.4 million and costs and expenses totaled $24.3 million. In addition, the Company sold its remaining inventory in 1992 to the purchaser of the LAN business for approximately $18.0 million.

RECLASSIFICATIONS

Certain prior years' amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- SUPPLEMENTAL FINANCIAL STATEMENT DATA

                                                             1994           1993            1992
- - ------------------------------------------------------------------------------------------------
INTEREST INCOME AND EXPENSE
  Interest expense                                        $ 8,780       $ 15,960       $ 21,886
  Interest income                                          (2,942)          (868)        (1,683)
                                                          -------       --------      ----------
  Net interest expense                                    $ 5,838       $ 15,092       $ 20,203
                                                          -------       --------      ----------
                                                          -------       --------      ----------
  Cash paid for interest                                  $ 9,035       $ 15,391       $ 21,387
                                                          -------       --------      ----------
                                                          -------       --------      ----------
INVENTORIES
  Finished goods                                          $27,847       $ 43,634
  Work in process                                          32,178         44,087
  Raw materials and component parts                        19,550         24,795
                                                          -------       --------
                                                          $79,575       $112,516
                                                          -------       --------
                                                          -------       --------

- - --------------------------------------------------------------------------------

                                     -----

                                                                         1994             1993
- - ----------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Land and buildings                                                $   6,643       $  69,362
  Machinery and equipment                                             151,014         247,186
  Furniture and fixtures                                               11,702          13,367
  Leasehold improvements                                               22,980          21,668
                                                                    ---------      ----------
                                                                      192,339         351,583
  Accumulated depreciation and amortization                          (118,922)       (170,553)
                                                                    ---------      ----------
  Net property and equipment                                        $  73,417       $ 181,030
                                                                    ---------      ----------
                                                                    ---------      ----------
INTANGIBLE AND OTHER ASSETS
  Purchased technology                                              $  24,800       $  24,800
  Goodwill                                                             14,036          14,036
                                                                    ---------      ----------
                                                                       38,836          38,836
  Accumulated amortization                                            (16,341)        (13,746)
                                                                    ---------      ----------
  Net intangible assets                                                22,495          25,090
  Other assets                                                          7,113           6,594
                                                                    ---------      ----------
                                                                    $  29,608       $  31,684
                                                                    ---------      ----------
                                                                    ---------      ----------

- - --------------------------------------------------------------------------------
NOTE 3 -- SALE OF WAFER FABRICATION FACILITY

In December 1993, the Company sold its Irvine, California silicon wafer fabrication facility and certain tangible assets to the Semiconductor Products Sector of Motorola, Inc. ("Motorola") for approximately $111.0 million plus certain other considerations, including the assumption by Motorola of equipment leases and certain other liabilities associated with the facility. The gain on the sale of the facility is not material to the financial position or results of operations of the Company. Approximately $95.0 million of the proceeds from the sale were used to reduce bank indebtedness (see Note 4). Concurrent with the sale, the Company entered into a supply contract with Motorola under which Motorola will supply silicon wafers to Western Digital until at least December 1995.

NOTE 4 -- DEBT

SENIOR DEBT

During 1993, the Company and its lenders entered into amendments to two existing secured credit facilities which enabled Western Digital to borrow up to $143.3 million as of June 30, 1993. In 1994, the Company repaid all outstanding indebtedness under these facilities with cash flows from operations and proceeds of approximately $95.0 million from the sale of the Company's wafer fabrication facility (see Note 3). Upon repayment of the indebtedness, these two credit facilities were terminated. While these facilities were utilized by the Company, the lenders periodically waived compliance with certain financial covenants.

During 1994, the Company entered into an $85.0 million accounts receivable facility with certain financial institutions. The facility consists of a $50.0 million three-year arrangement at Eurodollar or reference rates of the participating banks and a $35.0 million one-year committed arrangement at a rate approximating commercial paper rates. This new facility is intended to serve as a source of working capital as may be needed from time to time and replaces credit facilities secured by substantially all of the Company's assets. The accounts receivable facility requires the Company to maintain certain financial ratios. As of June 30, 1994, there were no borrowings under this facility.

SUBORDINATED DEBT

The 9% debentures, due 2014, are subordinated to all senior debt, are convertible into the Company's common stock at a conversion price of $14.45 per share and, subject to certain conditions, are redeemable by the Company. Annual sinking fund requirements of $3.5 million commence June 1, 1999. During 1994, approximately $.4 million of convertible debentures were converted into 24,496 shares of the Company's

                                     -----
common stock. The fair market value of outstanding debentures, based on the quoted market price at June 30, 1994, was approximately $61.9 million.

NOTE 5 -- COMMITMENTS AND CONTINGENT LIABILITIES

PATENTS AND LICENSES

Although the Company owns numerous patents and has many patent applications in process, the Company believes that the successful manufacture and marketing of its products generally depends more upon the experience, technical know-how and creative ability of its personnel rather than upon ownership of patents.

The Company pays royalties under several patent licensing agreements which require periodic payments. From time to time, the Company receives claims of alleged patent infringement from patent holders which typically contain an offer to grant the Company a license.

FOREIGN EXCHANGE CONTRACTS

The Company enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. At June 30, 1994 and 1993, the Company had outstanding $30.5 and $14.1 million, respectively of forward exchange contracts with commercial banks. These contracts generally have maturity dates that do not exceed three months. The total amount of these contracts is offset by the underlying assets and liabilities denominated in foreign currencies. The realized and unrealized gains and losses on these contracts are included in the results of operations in the year in which the exchange rates change, and are not material for all periods presented. At June 30, 1994 and 1993, the carrying value of the foreign currency contracts approximated their fair value.

OPERATING LEASES

The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2000. Rental expense under these leases, including month-to-month rentals, was $26.5, $29.5 and $27.7 million in 1994, 1993, and 1992, respectively.

Future minimum rental payments under non-cancelable operating leases as of June 30, 1994 are:

         1995                                                                 $22,178
         1996                                                                  15,556
         1997                                                                  10,314
         1998                                                                   9,059
         1999                                                                   8,236
         Thereafter                                                             7,355
                                                                              -------
         Total future minimum rental payments                                 $72,698
                                                                              -------
                                                                              -------

LEGAL CLAIMS

The Company was sued in September 1991, in the United States District Court for the Central District of California by Amstrad plc, a British computer maker. The suit alleged that disk drives furnished to Amstrad in 1988 and 1989 were defective. Amstrad claimed damages of approximately $3.0 million for asserted losses in out-of-pocket expenses, $38.0 million in lost profits and $100.0 million for injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim against Amstrad. This federal action was dismissed without prejudice and Amstrad has filed a similar complaint in Orange County, California Superior Court, but raised the claim for damages to $186.0 million. The Company again filed a counterclaim for $3.0 million in actual damages plus exemplary damages in an unspecified amount and intends to vigorously defend itself against the Amstrad claims.

The Company was sued in March 1993 in the United States District Court for the Northern District of California by Conner Peripherals, Inc. ("Conner"). The suit alleges that the Company infringes five Conner patents and seeks damages (including treble damages) in an unspecified amount and injunctive relief. Conner moved for a preliminary injunction to enjoin the Company from using three of the patents in certain

                                     -----
of the Company's disk drive products. The court denied that motion. If Conner were to prevail in its claims, the Company could be enjoined from using any of the Conner patents found to be valid and infringed that are the subject of this action as well as held liable for past infringement damages. The amount of such damages, if any, could be material. The Company believes that it has meritorious defenses to all of Conner's claims and intends to vigorously defend itself against the Conner lawsuit. The Company has also filed a suit alleging that Conner infringes two of the Company's patents.

The Company has received a claim of alleged patent infringement from Rodime PLC ("Rodime") under one of Rodime's U.S. patents which relates to 3.5-inch disk drives. Rodime has offered to grant the Company a royalty bearing license under that and other Rodime patents. Based on the opinion of patent counsel, the Company believes that the broad claims of the Rodime patent, if scrutinized in court, will not withstand an attack on validity, and believes that the Company has not infringed any valid claim of the Rodime patent. If Rodime were to commence litigation against the Company on this patent, and if Rodime were to prevail on its claim, the Company could be held liable for damages for past infringement. The amount of such damages, if any, is uncertain but could be material.

The Company currently has a cross-license with IBM Corporation ("IBM") which became effective January 1, 1990. Pursuant to this agreement, the Company has licensed IBM under certain Western Digital patents for the life of such patents, and has obtained from IBM a patent license which expires December 31, 1994 covering certain Western Digital products. Although the license granted to Western Digital extends to certain components within Western Digital disk drives, disk drives as such are not expressly covered. In calendar 1993, IBM initiated further discussion with the Company for the purpose of determining whether the Company's disk drives are covered by specified IBM patents. The Company is currently reviewing these patents. Based on its prior dealings with IBM, the Company expects to work toward a supplemental agreement with IBM which will address the disk drive issues and extend the term of the license, with the goal of reaching agreement prior to the expiration of the term of the current license agreement. This supplemental agreement, if finalized, may involve payment of higher royalties to IBM than are presently paid. No assurance can be given that such an agreement can be reached upon terms acceptable to the Company. Failure to reach an acceptable agreement could have a material adverse impact on the Company's business.

The Company is also subject to certain other legal proceedings and claims arising in connection with its business. There can be no assurance that litigation will not be commenced on one or more of these or possible other future such claims, or that, if commenced, all such litigation would be resolved without any material adverse effect on the Company's business, consolidated financial position or results of operations.

It is management's opinion, however, that none of these claims will have a material adverse effect on the Company's business, consolidated financial position or results of operations. The costs of defending such litigation can be substantial, regardless of outcome.

The Company was sued in July 1991 in the United States District Court for the Central District of California in a purported class action securities lawsuit. In June 1994, the court approved a settlement of this case whereby eligible class members will share, on a claims made basis, up to $6.75 million, comprised of $3.5 million in cash and the balance in shares of the Company's common stock. The Company's insurance carrier has agreed to contribute up to $2.6 million in cash toward the settlement. At June 30, 1994, the Company has provided for its estimate of claims to be made under the settlement.

                                     -----

NOTE 6 -- INCOME TAXES

The domestic and international components of income (loss) before income taxes are as follows:

                                                          1994            1993            1992
- - -------------------------------------------------------------------------------------------------
United States                                           $(25,140)       $(63,753)       $ (20,244)
International                                            111,182          38,645          (51,128)
                                                        --------        --------        ---------
Income (loss) before income taxes                       $ 86,042        $(25,108)       $ (71,372)
                                                        --------        --------        ---------
                                                        --------        --------        ---------
- - -------------------------------------------------------------------------------------------------

The components of the provision for income taxes are as follows:

                                                          1994            1993            1992
- - -------------------------------------------------------------------------------------------------
Current
  United States                                         $    337        $               $
  International                                            4,313           1,671            1,333
  State                                                      620             183              128
                                                        --------        --------        ---------
                                                           5,270           1,854            1,461
                                                        --------        --------        ---------
Deferred, net
  United States                                            4,857          (1,854)
  International                                              820                               27
                                                        --------        --------        ---------
                                                           5,677          (1,854)              27
                                                        --------        --------        ---------
Additional paid-in capital from benefit of stock
  options exercised                                        1,959
                                                        --------        --------        ---------
Provision for income taxes                              $ 12,906        $               $   1,488
                                                        --------        --------        ---------
                                                        --------        --------        ---------
Cash paid for income taxes                              $  1,067        $  1,451        $   1,450
                                                        --------        --------        ---------
                                                        --------        --------        ---------
- - -------------------------------------------------------------------------------------------------

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at June 30, 1994 and 1993 are as follows:

                                                                          1994             1993
- - -----------------------------------------------------------------------------------------------
Deferred tax assets:
  NOL carryforward                                                    $ 53,646        $  61,955
  Business credit carryforward                                          16,204           13,558
  Reserves not currently deductible                                     13,952           11,307
  Provision for restructuring                                                             2,712
  All other                                                             12,839            8,466
                                                                      --------        ---------
                                                                        96,641           97,998
  Valuation allowance                                                  (95,024)         (80,256)
                                                                      --------        ---------
  Total deferred tax assets                                           $  1,617        $  17,742
                                                                      --------        ---------
                                                                      --------        ---------
Deferred tax liabilities:
  Start-up costs                                                      $               $   3,860
  Depreciation                                                             995           11,528
  Leases                                                                 3,458            3,130
  All other                                                             12,732            7,675
                                                                      --------        ---------
  Total deferred tax liabilities                                      $ 17,185        $  26,193
                                                                      --------        ---------
                                                                      --------        ---------
- - -----------------------------------------------------------------------------------------------

                                     -----

The valuation allowance for deferred tax assets as of July 1, 1992 was $61.8 million. The net change in the total valuation allowance for the years ended June 30, 1994 and 1993 was an increase of $14.8 and $18.4 million, respectively.

Reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                                  1994           1993         1992
- - --------------------------------------------------------------------------------------------------
U.S. Federal statutory rate                                       35.0%         (34.0)%      (34.0)%
State income taxes, net                                             .7             .7           .2
Tax rate differential on international income                    (34.7)         (53.5)          .5
NOL with no tax benefit realized                                  10.2           78.9         39.4
Other                                                              3.8            7.9         (4.0)
                                                                  ----           ----         ----
Effective tax rate                                                15.0%            --%         2.1%
                                                                  ----           ----         ----
                                                                  ----           ----         ----
- - --------------------------------------------------------------------------------------------------

Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared with local statutory rates. The lower rates reduced income taxes and increased net earnings by approximately $27.4 million ($.60 per share, fully diluted) and $8.6 million ($.27 per share, fully diluted) in 1994 and 1993, respectively. The lower rates did not affect income taxes paid or net loss in 1992. These lower rates expire periodically through 2000.

At June 30, 1994, the Company had Federal NOL carryforwards of $162.3 million and tax credit carryforwards of $16.2 million which expire in 1995 through 2009.

Net undistributed earnings from international subsidiaries at June 30, 1994 were approximately $87.3 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made.

NOTE 7 -- SHAREHOLDERS' EQUITY

The following table summarizes all shares of common stock reserved for issuance as of June 30, 1994 (in thousands):

                                                                                      Number
                                                                                    of Shares
- - ----------------------------------------------------------------------------------------------
Issuable upon:
  Conversion of subordinated long-term debt                                              4,059
  Exercise of stock options, including options available for grant                       5,917
  Employee stock purchase plan                                                           1,750
                                                                                       -------
                                                                                        11,726
                                                                                       -------
                                                                                       -------
- - ----------------------------------------------------------------------------------------------

COMMON STOCK OFFERINGS

In February 1993, the Company issued 5,750,000 shares of its common stock in a public common stock offering. Proceeds from the offering, net of commissions and other related expenses totaling $3.6 million, were $42.4 million. The proceeds were used to reduce the Company's outstanding indebtedness.

In February 1994, the Company issued 7,618,711 shares of its common stock in a public common stock offering. Proceeds from the offering, net of commissions and other related expenses totaling $4.2 million, were $73.3 million. The proceeds were used for working capital and other general corporate purposes.

STOCK OPTION PLANS

Western Digital's Employee Stock Option Plan ("Employee Plan") is administered by the Board of Directors who determine the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value at the date of

                                     -----
grant. Options granted vest 25% one year from the date of grant and in twelve quarterly increments thereafter. As of June 30, 1994, 1,137,144 options were exercisable and 862,541 options were available for grant. Participants in the Employee Plan are permitted to finance the exercise of options with stock purchased previously. The following table summarizes activity under the Employee Plan (in thousands, except per share amounts):

                                                                    Options Outstanding
                                                        --------------------------------------------
                                                           Number
                                                        of Shares      Price Per Share        Amount
- - ----------------------------------------------------------------------------------------------------
Options outstanding at June 30, 1991                       2,536        $ 4.12-$14.62       $ 11,332
  Granted                                                  1,863         2.88-   5.38          7,076
  Exercised                                                   (4)                4.13            (15)
  Cancelled or expired                                      (475)        2.88-  14.62         (2,301)
                                                        --------       --------------       --------
Options outstanding at June 30, 1992                       3,920         2.88-  13.63         16,092
  Granted                                                  1,879         4.38-   9.00         10,981
  Exercised, net of value of redeemed shares                (376)        2.88-   6.88         (1,411)
  Cancelled or expired                                      (329)        2.88-   9.88         (1,693)
                                                        --------       --------------       --------
Options outstanding at June 30, 1993                       5,094         2.88-  13.63         23,969
  Granted                                                  1,731         3.88-  19.13         21,320
  Exercised, net of value of redeemed shares              (1,785)        2.88-   9.00         (7,120)
  Cancelled or expired                                      (664)        2.88-  19.13         (4,710)
                                                        --------       --------------       --------
Options outstanding at June 30, 1994                       4,376        $ 2.88-$19.13       $ 33,459
                                                        --------       --------------       --------
                                                        --------       --------------       --------
- - ----------------------------------------------------------------------------------------------------

In 1985, the Company's directors approved the Stock Option Plan for Non-Employee Directors ("Director Plan") and reserved 800,000 shares for issuance thereafter. The Director Plan provides for initial option grants to new directors of 20,000 shares per director and additional grants of up to 30,000 options per director following the exercise of the initial options. As of June 30, 1994, 120,000 options were exercisable and 488,188 options were available for grant. The following table summarizes activity under the Director Plan (in thousands, except per share amounts):

                                                                    Options Outstanding
                                                        --------------------------------------------
                                                           Number
                                                        of Shares      Price Per Share        Amount
- - ----------------------------------------------------------------------------------------------------
Options outstanding at June 30, 1991                         201        $ 5.25-$14.88       $  1,955
  Granted                                                     20                 5.38            108
  Cancelled or expired                                       (37)        6.88-  14.88           (452)
                                                        --------       --------------       --------
Options outstanding at June 30, 1992                         184         5.25-  14.63          1,611
  Cancelled or expired                                        (1)                6.88             (9)
                                                        --------       --------------       --------
Options outstanding at June 30, 1993                         183         5.25-  14.63          1,602
  Granted                                                     90         4.25-  17.13            941
  Exercised                                                  (53)        4.25-  11.50           (388)
  Cancelled or expired                                       (30)               12.88           (386)
                                                        --------       --------------       --------
Options outstanding at June 30, 1994                         190        $ 4.25-$17.13       $  1,769
                                                        --------       --------------       --------
                                                        --------       --------------       --------
- - ----------------------------------------------------------------------------------------------------

STOCK PURCHASE WARRANTS

In November 1991 and July 1993, in connection with amending its then existing two secured credit facilities, the Company issued warrants to the participating banks that ultimately entitled the holders to purchase an aggregate of 1,125,000 shares of common stock at an average price of $1.08 per share. In February 1994, the banks exercised all warrants outstanding and the related shares of common stock were subsequently sold by the banks in conjunction with the Company's public common stock offering. The Company received exercise price payments from the warrant holders aggregating approximately $1.2 million. The

                                     -----
shares issued and proceeds received from the exercise of the warrants have been included in the shares issued and proceeds received from the February 1994 common stock offering.

STOCK PURCHASE RIGHTS

In 1989, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one Right to Purchase Series "A" Junior Participating Preferred Stock ("the Right"). The Right enables the holder, under certain circumstances, to purchase common stock of Western Digital or of the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding common stock. The Rights are redeemable by the Company at $.01 per Right and expire in 1999.

EMPLOYEE STOCK PURCHASE PLAN

During 1994, the Board of Directors adopted, and stockholders subsequently approved, an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. Approximately 1.8 million shares of common stock have been reserved for issuance under this plan. As of June 30, 1994, no shares have been issued under this plan.

PROFIT SHARING PLAN

Effective July 1, 1991, the Company adopted an annual Profit Sharing Plan covering eligible domestic employees. During 1994, 1993 and 1992, the Company authorized 8% of pre-tax profits to be allocated to the participants. Payments to participants of the Profit Sharing Plan were $7.4 and $1.2 million in 1994 and 1993, respectively. No such payments were made under the Profit Sharing Plan in 1992.

NOTE 8 -- BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

Western Digital operates in one industry segment--the design, manufacture and marketing of disk drives, integrated circuits and graphics enhancement boards to the personal computer industry. During 1994 and 1993, two customers accounted for approximately 24% of the Company's revenues. During 1992, one customer accounted for 10% of revenues.

The Company's operations outside the United States include manufacturing facilities in Singapore, Malaysia and Korea as well as sales offices throughout the world.

The following table summarizes operations by entities located within the indicated geographic areas for the past three years (in millions). United States revenues to unaffiliated customers include export sales, principally to Asia, of $300.0, $237.7 and $228.4 million in 1994, 1993, and 1992, respectively.

                                     -----

Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $43.6, $32.7 and $31.1 million in 1994, 1993 and 1992, respectively, have been excluded in determining operating income (loss) by geographic region.

                                           United
                                           States      Europe     Asia        Eliminations       Total
- - ------------------------------------------------------------------------------------------------------
Year ended June 30, 1994
  Sales to unaffiliated customers          $1,171      $321       $ 48                         $1,540
  Transfers between geographic areas           50        28        874          $ (952)
                                           ------      ----       ----        --------        --------
  Revenues, net                            $1,221      $349       $922          $ (952)        $1,540
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
  Operating income                         $   24      $  6       $108          $   (3)        $  135
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
  Identifiable assets                      $  430      $ 61       $150          $              $  641
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
Year ended June 30, 1993
  Sales to unaffiliated customers          $  924      $274       $ 27                         $1,225
  Transfers between geographic areas           41        21        793          $ (855)
                                           ------      ----       ----        --------        --------
  Revenues, net                            $  965      $295       $820          $ (855)        $1,225
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
  Operating income (loss)                  $  (16)     $  7       $ 38          $   (6)        $   23
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
  Identifiable assets                      $  336      $ 42       $154          $   (1)        $  531
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
Year ended June 30, 1992
  Sales to unaffiliated customers          $  713      $177       $ 48                         $  938
  Transfers between geographic areas           53        38        493          $ (584)
                                           ------      ----       ----        --------        --------
  Revenues, net                            $  766      $215       $541          $ (584)        $  938
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
  Operating income (loss)                  $   16      $(13 )     $(47)         $    8         $  (36)
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
  Identifiable assets                      $  327      $ 43       $164          $   (1)        $  533
                                           ------      ----       ----        --------        --------
                                           ------      ----       ----        --------        --------
- - ------------------------------------------------------------------------------------------------------

                                     -----

WESTERN DIGITAL CORPORATION
UNAUDITED QUARTERLY INFORMATION
(in thousands, except per share amounts)

                                               First         Second        Third          Fourth
- - --------------------------------------------------------------------------------------------------
1994
Revenues, net                                 $285,498      $371,072      $420,878       $462,232
Gross profit                                    46,419        72,821        93,762        104,929
Operating income (loss)                         (2,045)       16,342        34,149         43,434
Net income (loss)                               (5,098)       12,487        28,448         37,299
  Primary earnings (loss) per share(1)        $   (.14)     $    .32      $    .64       $    .79
                                              --------      --------      --------      ---------
                                              --------      --------      --------      ---------
1993
Revenues, net                                 $271,141      $343,475      $325,407       $285,208
Gross profit                                    50,374        58,586        52,300         20,787
Operating income (loss)                          8,539        11,789         5,262        (35,606)
Net income (loss)                                4,168         6,912         1,633        (37,821)
  Primary earnings (loss) per share(1)        $    .14      $    .22      $    .05       $  (1.07)
                                              --------      --------      --------      ---------
                                              --------      --------      --------      ---------

- - --------------------------------------------------------------------------------

(1) During the third and fourth quarter of 1994, fully diluted earnings per share were $.61 and $.75, respectively. During the second quarter of 1993, fully diluted earnings per share were $.21. For all other periods presented, fully diluted earnings (loss) per share approximated primary earnings (loss) per share.

                                     -----

WESTERN DIGITAL CORPORATION

SCHEDULE II -- CONSOLIDATED AMOUNTS RECEIVABLE FROM RELATED PARTIES
               AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
               THAN RELATED PARTIES
(in thousands)

                                                              Name of Debtor
                                       -------------------------------------------------------------
                                        Roger W.         John M.          Marc H.
  Three years ended June 30, 1994      Johnson(1)      Markovich(2)     Nussbaum(3)            Total
- - ----------------------------------------------------------------------------------------------------
Balance at June 30, 1991                    $ 336             $178            $  45            $ 559
  Additions                                                                      70               70
  Deletions
                                          -------            -----          -------          -------
Balance at June 30, 1992                      336              178              115              629
  Additions                                   500                                                500
  Deletions                                  (336)                                              (336)
                                          -------            -----          -------          -------
Balance at June 30, 1993                      500              178              115              793
  Additions
  Deletions                                                                    (115)            (115)
                                          -------            -----          -------          -------
Balance at June 30, 1994                    $ 500             $178                $            $ 678
                                          -------            -----          -------          -------
                                          -------            -----          -------          -------

- - --------------------------------------------------------------------------------

(1) In October 1989, the Company made a $336 non-interest bearing loan to Roger
    W. Johnson, formerly Chairman and Chief Executive Officer, in connection with his exercise of stock options and payment of related income taxes. Pursuant to the terms of the Chief Executive Officer Severance Agreement, the indebtedness was forgiven upon Mr. Johnson's resignation as Chairman and Chief Executive Officer on June 30, 1993.

    In June 1993, the Company made a $500 non-interest bearing loan to Mr. Johnson. If Mr. Johnson becomes an affiliate of, an employee of, or performs work for a competitor within four years, the loan is to accelerate and accrue interest from the date made and be due and payable immediately upon Mr. Johnson establishing the relationship. In any event, the loan is to be repaid at the end of a four-year term.

(2) The Company has made several loans to John M. Markovich, formerly Vice President and Treasurer, to provide personal financial assistance. Mr. Markovich terminated his employment with the Company in June 1992. Loans aggregating $30 bear interest at 10%. The remaining loans are interest free.

(3) The Company has made several loans to Marc H. Nussbaum, Senior Vice President, Engineering, to provide personal financial assistance. These notes bore interest at 10% per annum. During 1994, the notes were paid in full by Mr. Nussbaum.

                                     -----

WESTERN DIGITAL CORPORATION

SCHEDULES V AND VI -- CONSOLIDATED PROPERTY AND EQUIPMENT AND RELATED
                      ACCUMULATED DEPRECIATION
(in thousands)

Cost of property and equipment and the related depreciation and amortization are summarized as follows:

                                                Machinery     Furniture
                                   Land and        and          and       Leasehold
Three years ended June 30, 1994    Buildings    Equipment     Fixtures   Improvements           Total
- - -----------------------------------------------------------------------------------------------------
COST
Balance at June 30, 1991           $ 74,533     $ 262,194     $15,517         $24,165      $ 376,409
  Additions at cost                     516        26,297         838           1,167         28,818
  Retirements or sales               (5,475)      (50,160)     (2,485)         (5,977)       (64,097)
                                   --------     ---------     -------       ---------     ----------
Balance at June 30, 1992             69,574       238,331      13,870          19,355        341,130
  Additions at cost                                33,896         198           2,780         36,874
  Retirements or sales                 (212)      (25,041)       (701)           (467)       (26,421)
                                   --------     ---------     -------       ---------     ----------
Balance at June 30, 1993             69,362       247,186      13,367          21,668        351,583
  Additions at cost                   2,643        22,073         494           3,299         28,509
  Retirements or sales              (65,362)     (118,245)     (2,159)         (1,987)      (187,753)
                                   --------     ---------     -------       ---------     ----------
Balance at June 30, 1994           $  6,643     $ 151,014     $11,702         $22,980      $ 192,339
                                   --------     ---------     -------       ---------     ----------
                                   --------     ---------     -------       ---------     ----------
ACCUMULATED DEPRECIATION AND
AMORTIZATION
Balance at June 30, 1991           $  2,945     $ 127,725     $ 5,750         $11,891      $ 148,311
  Charges to operations               3,730        39,290       2,134           2,527         47,681
  Retirements or sales                 (754)      (43,344)     (1,549)         (5,543)       (51,190)
                                   --------     ---------     -------       ---------     ----------
Balance at June 30, 1992              5,921       123,671       6,335           8,875        144,802
  Charges to operations               3,689        42,813       2,008           2,353         50,863
  Retirements or sales                            (24,147)       (661)           (304)       (25,112)
                                   --------     ---------     -------       ---------     ----------
Balance at June 30, 1993              9,610       142,337       7,682          10,924        170,553
  Charges to operations               1,624        36,787       2,020           2,932         43,363
  Retirements or sales              (10,474)      (80,965)     (1,664)         (1,891)       (94,994)
                                   --------     ---------     -------       ---------     ----------
Balance at June 30, 1994           $    760     $  98,159     $ 8,038         $11,965      $ 118,922
                                   --------     ---------     -------       ---------     ----------
                                   --------     ---------     -------       ---------     ----------
- - -----------------------------------------------------------------------------------------------------

                                     -----

WESTERN DIGITAL CORPORATION

SCHEDULE VIII -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 AND RESERVES
(in thousands)

                                                                                Allowance for
                                                                                  Doubtful
       Three years ended June 30, 1994                                            Accounts
- - ---------------------------------------------------------------------------------------------
Balance at June 30, 1991                                                              $ 5,474
  Charges to operations                                                                 3,075
  Deductions                                                                             (686)
  Other                                                                                   141
                                                                                    ---------
Balance at June 30, 1992                                                                8,004
  Charges to operations                                                                 2,476
  Deductions                                                                           (1,044)
  Other                                                                                   (96)
                                                                                    ---------
Balance at June 30, 1993                                                                9,340
  Charges to operations                                                                 3,797
  Deductions                                                                           (2,124)
  Other                                                                                  (188)
                                                                                    ---------
Balance at June 30, 1994                                                              $10,825
                                                                                    ---------
                                                                                    ---------
- - ---------------------------------------------------------------------------------------------

WESTERN DIGITAL CORPORATION

SCHEDULE X -- SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION (in thousands)

                                                               Charged to Costs and Expenses
                                                           -------------------------------------
            Three years ended June 30, 1994                 1994           1993           1992
- - ------------------------------------------------------------------------------------------------
Maintenance and repairs                                      **           $15,521        $12,973
                                                           -------        -------        -------
                                                           -------        -------        -------
- - ------------------------------------------------------------------------------------------------

** Less than one percent of revenues

                                     -----

                               INDEX TO EXHIBITS

                                                                                     Sequentially
 Exhibit                                                                               Numbered
  Number                                  Description                                    Page
- - --------------------------------------------------------------------------------------------------
 3.1          Certificate of Incorporation of the Registrant (filed as Exhibit
              3.1 to the Registrant's Current Report on Form 8-K filed January
              15, 1987 (File No. 1-8703) and incorporated herein by this reference)
 3.2.1        By-laws of Registrant (incorporated by reference to Exhibit 3.2.1 to the Registrant's Current Report on Form 8-K (File No. 1-8703) as
              filed with the Securities and Exchange Commission on July 18, 1994)
 3.3          Certificate of Agreement of Merger(7)
 3.4          Certificate of Amendment of Certificate of Incorporation
              (incorporated by reference to Exhibit 3.1 to the Registrant's
              Registration Statement on Form S-3 (File No. 33-28374) as filed with the Securities and Exchange Commission on April 26, 1989)
 4.1          Indenture, dated as of May 1, 1989, between the Registrant and U.S.
              Trust Company of California, N.A., covering the Registrant's 9%
              Convertible Subordinated Debentures due 2014 (incorporated by reference to Exhibit 4 to Amendment No. 2 to the Registrant's
              Registration Statement on Form S-3 (File No. 33-28374) as filed with the Securities and Exchange Commission on May 10, 1989)
 4.2          Rights Agreement between the Registrant and First Interstate Bank,
              Ltd., as Rights Agent, dated as of December 1, 1988 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on
              Form 8-K as filed with the Securities and Exchange Commission on
              December 12, 1988)
 4.3          Amendment No. 1 to Rights Agreement by and between the Registrant and First Interstate Bank, Ltd. dated as of August 10, 1990
              (incorporated by reference to Exhibit 1 to the Registrant's Current
              Report on Form 8-K as filed with the Securities and Exchange
              Commission on August 14, 1990)
 4.4          Certificate of Designation, Preferences and Rights of Series A
              Junior Participating Preferred Stock of the Registrant
              (incorporated by reference to Exhibit A of Exhibit 1 to the
              Registrant's Current Report on Form 8-K as filed with the
              Securities and Exchange Commission on December 12, 1988)
10.1          The Registrant's Employee Stock Option Plan (1) **
10.2          The Registrant's Stock Option Plan for Non-Employee Directors (1)
              **
10.3          The Registrant's 1993 Employee Stock Purchase Plan(8) **
10.4          Receivables Contribution and Sale Agreement, dated as of January 7,
              1994 by and between the Company, as seller, and Western Digital
              Capital Corporation, as buyer(2)
10.5          Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as administrative agent(2)
10.6          First Amendment to Receivables Purchase Agreement, dated March 23,
              1994, by and between Western Digital Corporation, as seller and the
              Financial Institutions listed therein as bank purchasers and administrative agents(2)
10.7          Assignment Agreement, dated as of March 23, 1994, by and between
              J.P. Morgan Delaware as Bank Purchaser and Assignor and the Bank of
              California, N.A. and the Long-term Credit Bank of Japan, LTD., Los
              Angeles Agency as Assignees(2)
10.8          Asset Purchase Agreement dated December 16, 1993 by and between
              Motorola, Inc. and Western Digital regarding the sale and purchase of Western Digital's wafer fabrication facilities and certain related assets(4)

                                                                                     Sequentially
 Exhibit                                                                               Numbered
  Number                                  Description                                    Page
- - --------------------------------------------------------------------------------------------------
10.9          Supply Agreement dated December 16, 1993 by and between Motorola,
              Inc. and Western Digital regarding the supply of wafers to Western
              Digital(4)
10.10         The Western Digital Corporation Deferred Compensation Plan* **
10.11         The Western Digital Corporation Executive Bonus Plan* **
10.12         The Extended Severance Plan of the Registrant * **
10.13         Manufacturing Building lease between Wan Tien Realty Pte Ltd and
              Western Digital (Singapore) Pte Ltd dated as of November 9, 1993
              (incorporated by reference to Exhibit 10.17.1 to the Registrant's
              Quarterly Report on Form 10-Q (File No. 1-8703) as filed with the
              Securities and Exchange Commission on January 25, 1994)
10.14         The Management Incentive Compensation Plan of Registrant for fiscal year 1995* **
10.15         Wafer and Die Purchase Contract by and between American
              Microsystems, Inc. and the Company effective as of July 18,
              1994(9)*
10.16         Foundry Capacity, Product Purchase, and Technology Agreement by and
              between American Telephone and Telegraph Co. and the Company effective as of August 25, 1992 (incorporated by reference to
              Exhibit 10.10.3 to the Registrant's Annual Report on Form 10-K
              (File No. 1-8703) as filed with the Securities and Exchange
              Commission on September 28, 1992)(5)
10.17         Subleases between Wan Tien Realty Pte Ltd and Western Digital
              (Singapore) Pte Ltd dated as of September 1, 1991(1)
10.18         Sublease between Wan Tien Realty Pte Ltd and Western Digital
              (Singapore) Pte Ltd dated as of October 12, 1992(1)
10.19         Agreement for Purchase and Sale of Assets by and between Registrant and Standard Microsystems Corporation effective as of September 16,
              1991 and as amended by the Amendment No. 1 to Agreement for
              Purchase and Sale of Assets by and between the Registrant and
              Standard Microsystems Corporation effective as of September 27,
              1991 (incorporated by reference to Exhibit 2 to Form 8 filed as
              Amendment Number 1 to Registrant's Form 8-K dated October 16, 1991)
10.21         The Registrant's Non-Employee Director Stock-for-Fees Plan(1) **
10.22         Office Building Lease between The Irvine Company and the Registrant dated as of January 13, 1988 (incorporated by reference to Exhibit
              10.11 to Amendment No. 2 to the Registrant's Annual Report to Form
              10-K (File No. 1-8703) as filed on Form 8 with the Securities and
              Exchange Commission on November 18, 1988)(6)
10.26         Patent License Agreement between Western Electric Company,
              Incorporated and the Registrant effective as of July 1, 1980(3)
10.27         Agreement between International Business Machines Corporation and the Registrant dated as of January 1, 1990(3)
10.28         Letter to Mr. I.M. Booth from Mr. Roger W. Johnson dated December
              3, 1992 regarding chief executive officer severance arrangement(3)
              **
10.29         Form of Letter to Mr. George L. Bragg from Mr. Roger W. Johnson dated October 22, 1992 regarding vice chairman severance
              arrangement(7) **
11            Computation of Per Share Earnings (see page 20 hereof)
21            Subsidiaries of the Company (see page 21 hereof)
23            Consent of Independent Auditors (see page 22 hereof)
27            Financial Data Schedule *

- - ---------------

*    New exhibit filed with this Report.
** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 1-8703) as filed with the Securities and Exchange Commission on September 28, 1992.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 1-8703) as filed with the Securities and Exchange Commission on May 9, 1994.

(3) Incorporated by reference to Registrant's Amendment No. 1 to Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 5, 1993.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 1-8703) as filed with the Securities and Exchange Commission on January 5, 1994.

(5) Subject to confidentiality order dated November 24, 1992.

(6) Subject to confidentiality order dated November 21, 1988.

(7) Incorporated by reference to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

(8) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 33-51725) as filed with the Securities and Exchange Commission on December 28, 1993.

(9) Confidental treatment requested.