Form 10-Q
period 1994-10-01
WESTERN DIGITAL CORP
filed 1994-11-15
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     ______________________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 1994.

                                       OR

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to

                        Commission file number 1-8703

                         WESTERN DIGITAL CORPORATION
     -------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                DELAWARE                                95-2647125
     -------------------------------             -----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

         8105 Irvine Center Drive
           Irvine, California                             92718
     -------------------------------             -----------------------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number including area code (714) 932-5000

       Effective July 1, 1994, the Company changed its fiscal year from
                          July 1 through June 30 to a
            52/53 week year ending on the Saturday nearest June 30,
                        (July 1, 1995 for fiscal 1995)
     -------------------------------------------------------------------
              Former name, former address and former fiscal year
                         if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
         Number of shares outstanding of Common Stock, as of November 1, 1994 is 45,355,362.

                          WESTERN DIGITAL CORPORATION
                                     INDEX


                                                                                                                            PAGE NO.
                                                                                                                            --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations - Three Months Ended October 1, 1994 and September 25, 1993  . . . .      3

                 Consolidated Balance Sheets - October 1, 1994 and June 30, 1994  . . . . . . . . . . . . . . . . . . . . .      4

                 Consolidated Statements of Cash Flows - Three Months Ended October 1, 1994 and September 25, 1993  . . . .      5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . .      7

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

         Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             THREE-MONTH PERIOD ENDED
                                                                            --------------------------
                                                                        OCTOBER 1,              SEPTEMBER 25,
                                                                              1994                       1993
                                                                        ----------              -------------
Revenues, net     . . . . . . . . . . . . . . . . . . . . . . .           $464,590                   $285,498
Costs and expenses:
         Cost of revenues . . . . . . . . . . . . . . . . . . .            366,823                    239,079
         Research and development . . . . . . . . . . . . . . .             28,698                     26,352
         Selling, general and administrative  . . . . . . . . .             31,167                     22,112
                                                                          --------                   --------
                 Total costs and expenses . . . . . . . . . . .            426,688                    287,543
                                                                          --------                   --------
Operating income (loss) . . . . . . . . . . . . . . . . . . . .             37,902                     (2,045)
Interest and other income (expense) . . . . . . . . . . . . . .              2,943                     (3,053)
                                                                          --------                   --------
Income (loss) before income taxes . . . . . . . . . . . . . . .             40,845                     (5,098)
Provision for income taxes  . . . . . . . . . . . . . . . . . .              6,127
                                                                          --------                   --------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .           $ 34,718                   $ (5,098)
                                                                          ========                   ========
Earnings (loss) per common and common equivalent share (Note 2):
                 Primary  . . . . . . . . . . . . . . . . . . .           $    .73                   $   (.14)
                                                                          ========                   ========
                 Fully diluted  . . . . . . . . . . . . . . . .           $    .70                   $   (.14)
                                                                          ========                   ========
Common and common equivalent shares
  used in computing per share amounts:
                 Primary  . . . . . . . . . . . . . . . . . . .             47,264                     35,367
                                                                          ========                   ========
                 Fully diluted  . . . . . . . . . . . . . . . .             51,323                     35,367
                                                                          ========                   ========





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                OCTOBER 1,           JUNE 30,
                                                                                      1994               1994
                                                                                ----------           --------


                                     ASSETS

Current assets:
         Cash and cash equivalents  . . . . . . . . . . . . . . . . . .           $229,473           $243,484
         Accounts receivable, less allowance for doubtful accounts
           of $11,150 and $10,825 . . . . . . . . . . . . . . . . . . .            243,963            201,512
         Inventories (Note 3) . . . . . . . . . . . . . . . . . . . . .             96,031             79,575
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .             19,542             12,917
                                                                                  --------           --------
                 Total current assets . . . . . . . . . . . . . . . . .            589,009            537,488
Property and equipment, at cost, less accumulated depreciation and
  amortization    . . . . . . . . . . . . . . . . . . . . . . . . . . .             82,392             73,417
Intangible and other assets, net  . . . . . . . . . . . . . . . . . . .             28,660             29,608
                                                                                  --------           --------
                 Total assets . . . . . . . . . . . . . . . . . . . . .           $700,061           $640,513
                                                                                  ========           ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           $192,728           $172,730
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .            104,341            103,014
                                                                                  --------           --------
                 Total current liabilities  . . . . . . . . . . . . . .            297,069            275,744
Convertible subordinated debentures . . . . . . . . . . . . . . . . . .             58,646             58,646
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .             17,934             17,884
Commitments and contingent liabilities (Note 4)
Shareholders' equity:
         Preferred stock, $.10 par value;
                 Authorized: 5,000 shares
                 Outstanding: None  . . . . . . . . . . . . . . . . . .
         Common stock, $.10 par value;
                 Authorized: 95,000 shares
                 Outstanding: 45,292 shares at
                 October 1 and 44,895 shares
                 at June 30 . . . . . . . . . . . . . . . . . . . . . .              4,529              4,490
         Additional paid-in capital . . . . . . . . . . . . . . . . . .            286,891            283,475
         Retained earnings  . . . . . . . . . . . . . . . . . . . . . .             34,992                274
                                                                                  --------           --------
                 Total shareholders' equity . . . . . . . . . . . . . .            326,412            288,239
                                                                                  --------           --------
                 Total liabilities and shareholders' equity . . . . . .           $700,061           $640,513
                                                                                  ========           ========


   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                           THREE-MONTH PERIOD ENDED
                                                                        -------------------------------------
                                                                        OCTOBER 1,              SEPTEMBER 25,
                                                                              1994                       1993
                                                                        ----------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)  . . . . . . . . . . . . . . . . . .           $ 34,718                  $  (5,098)
                 Adjustments to reconcile net income (loss)
                 to net cash provided by (used for) operating
                 activities:
                 Depreciation and amortization  . . . . . . . .              9,428                     14,238
                 Changes in current assets and liabilities:
                          Accounts receivable . . . . . . . . .            (42,451)                     4,712
                          Inventories . . . . . . . . . . . . .            (16,456)                    12,308
                          Prepaid expenses  . . . . . . . . . .             (6,625)                    (1,015)
                          Accounts payable and accrued
                            expenses. . . . . . . . . . . . . .             21,325                    (10,292)
                 Other assets . . . . . . . . . . . . . . . . .                182                     (1,230)
                 Deferred income taxes  . . . . . . . . . . . .                 50                       (829)
                                                                          --------                   --------
                          Net cash provided by operating
                            activities  . . . . . . . . . . . .                171                     12,794
                                                                          --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures, net  . . . . . . . . . . . . . .            (17,637)                    (5,158)
                                                                          --------                   --------
                 Net cash used for investing activities . . . .            (17,637)                    (5,158)
                                                                          --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of debt  . . . . . . . . . . . . . . . . . .                                        (6,232)
         Exercise of stock options and warrants . . . . . . . .              3,455                        230
                                                                          --------                   --------
                 Net cash provided by (used for) financing
                   activities . . . . . . . . . . . . . . . . .              3,455                     (6,002)
                                                                          --------                   --------
         Net increase (decrease) in cash and cash
           equivalents  . . . . . . . . . . . . . . . . . . . .            (14,011)                     1,634
         Cash and cash equivalents, beginning of period . . . .            243,484                     33,837
                                                                          --------                   --------
         Cash and cash equivalents, end of period . . . . . . .           $229,473                   $ 35,471
                                                                          ========                   ========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
         Interest . . . . . . . . . . . . . . . . . . . . . . .           $     33                   $  1,221
         Income taxes . . . . . . . . . . . . . . . . . . . . .              3,195                        471



   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

         Effective July 1, 1994, the Company changed its fiscal year from July 1 through June 30 to a 52/53 week year ending on the Saturday nearest June 30 (July 1, 1995 for fiscal 1995). Accordingly, the 13-week period ended October 1, 1994 is six days longer than the comparative quarter in fiscal 1994.

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

3.       Inventories comprised the following:

                                                    OCTOBER 1,          JUNE 30,
                                                      1994                1994
                                                    ----------          --------
                                                           (in thousands)
         Finished goods . . . . . . . . . . . .       $29,249            $27,847
         Work in process  . . . . . . . . . . .        38,237             32,178
         Raw materials and component parts  . .        28,545             19,550
                                                      -------            -------
                                                      $96,031            $79,575
                                                      =======            =======

4. On November 8, 1994, the Company entered a patent cross-license agreement with International Business Machines Corporation ("IBM"). The license grant from IBM covers the Company's entire product line. Under the agreement, the Company will make a series of payments to IBM. The payments are not expected to have a material impact on the Company.

5. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three months ended October 1, 1994 and September 25, 1993 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the first quarter of 1995 was $34.7 million, compared with a net loss of $5.1 million in the corresponding quarter of the prior year and net income of $37.3 million in the immediately preceding quarter. Revenue for the three month period ending October 1, 1994 increased 63% to $464.6 million from $285.5 million in the first quarter of 1994 and was essentially flat as compared with the fourth quarter of 1994.

Revenue for drive products totaled $413.8 million in the first quarter of 1995, an increase of $171.5 million, or 71% from the first quarter of 1994. The increase in drive revenue was the result of an 85% increase in drive units shipped when compared to the first quarter of fiscal 1994 offset by a 15% decline in average selling prices ("ASPs") year-over-year. Revenue for drive products decreased slightly from the immediately preceding quarter primarily due to a decline in ASPs quarter-to-quarter.

Revenue for microcomputer products ("MCP") increased 18% to $50.8 million in the first quarter of 1995 from $43.2 million in the first quarter of 1994 and increased 14% from $44.7 million in the fourth quarter of 1994, reflecting increased sales in the input/output product line and increased sales of the Company's portable graphics accelerator chips.

Gross margins improved approximately five percentage points from 16.3% in the first quarter of 1994 to 21.1% in the first quarter of 1995, reflecting improvements in gross profit margins of approximately five and ten percentage points, respectively, for the drive and MCP businesses. The improvement in drive gross margin from 13.9% in the first quarter of 1994 to 18.8% in the first quarter of 1995, was the result of an increase in unit shipments which reduced per unit product costs and a favorable product mix. MCP gross margin improved from 29.6% in the first quarter of 1994 to 39.4% in the first quarter of 1995, reflecting the cost benefits realized from selling its wafer fabrication facility during 1994, which resulted in reduced manufacturing costs.

As compared with the immediately preceding quarter, gross margins declined approximately two percentage points, and drive gross margin declined from 21.0% to 18.8%, as a result of a 14% decline in ASPs quarter-to-quarter. MCP gross margin was essentially flat at 39% quarter-to-quarter.

Research and development expense ("R&D") for the first three months of 1995 increased $2.3 million, or 9% over the same period a year ago primarily due to planned expenditures to support new product introductions. R&D expense in the current quarter was essentially flat as compared with the immediately preceding quarter.

Selling, general and administrative ("SG&A") expense for the first quarter of 1995 increased approximately $9.1 million, or 41% from the first quarter of 1994 as a result of increased selling and marketing expenses in support of higher revenue levels and higher bonus plan accruals. SG&A expense decreased slightly from the fourth quarter of 1994.

Interest and other income for the current quarter was $2.9 million, comprising net interest income of $.9 million and a $2.0 million gain from the sale of stock held for investment. Net interest income of $.9 million for the first quarter of 1995, a $6.0 million improvement over net interest expense of $3.1 million in the first quarter of 1994, is the result of significantly lower levels of debt outstanding period-to-period. As compared with the immediately preceding quarter, interest and other income improved $3.4 million primarily due to the gain from the sale of stock held for investment.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Cash and cash equivalents totaled $229.5 million at October 1, 1994 as compared with $243.5 million at June 30, 1994. Cash flows from operations was $.2 million, with cash flows from earnings, depreciation and an increase in payables being offset by cash used to fund increases in accounts receivable and inventories. Capital additions during the first quarter totaled $17.6 million and were incurred primarily for increased disk drive manufacturing and wafer testing capacity.

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

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.


         (a)     Exhibits:

                 11       Computation of Per Share Earnings.

         (b)     Reports on Form 8-K:

                 On July 18, 1994, the Company filed a Current Report on Form
                 8-K with the Securities and Exchange Commission reporting that the bylaws of the Company have been amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   WESTERN DIGITAL CORPORATION
                                                   -----------------------------------
                                                   Registrant




                                                   /s/Scott Mercer
                                                   -----------------------------------
                                                   D. Scott Mercer
                                                   Executive Vice President,
                                                   Chief Financial and Administrative Officer


Date:  November 11, 1994

                                 EXHIBIT INDEX


                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                      DESCRIPTION                                                  PAGE
- ------                      -----------                                              ------------
11               Computation of Per Share Earnings  . . . . . . . . . . . . . . .         11