Form 10-Q
period 1994-12-31
WESTERN DIGITAL CORP
filed 1995-02-14
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ______________________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1994.



                                       OR

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to

                         Commission file number 1-8703

                         WESTERN DIGITAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                   95-2647125
      (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         8105 Irvine Center Drive
           Irvine, California                                 92718
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (714) 932-5000

                                      N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---     ---
         Number of shares outstanding of Common Stock, as of February 1, 1995 is 47,051,578.

                          WESTERN DIGITAL CORPORATION
                                     INDEX



                                                                                                    PAGE NO.
                                                                                                    --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                 Consolidated Statements of Operations - Three
                 Months Ended December 31, 1994 and December 25, 1993 . . . . . . . . . . . . .         3

                 Consolidated Statements of Operations - Six
                 Months Ended December 31, 1994 and December 25, 1993 . . . . . . . . . . . . .         4

                 Consolidated Balance Sheets - December 31, 1994 and
                 June 30, 1994                                                                          5

                 Consolidated Statements of Cash Flows - Six
                 Months Ended December 31, 1994 and December 25, 1993 . . . . . . . . . . . . .         6

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .         7

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .         8

PART II.    OTHER INFORMATION

            Item 4.    Submission of Matters to Vote of Security Holders  . . . . . . . . . . .         9

            Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .         9

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

            Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE-MONTH PERIOD ENDED
                                                                     ------------------------------------
                                                                     DECEMBER 31,            DECEMBER 25,
                                                                             1994                    1993
                                                                     ------------            ------------
Revenues, net     . . . . . . . . . . . . . . . . . . . .                $551,944                $371,072
Costs and expenses:
         Cost of revenues . . . . . . . . . . . . . . . .                 442,904                 298,251
         Research and development . . . . . . . . . . . .                  30,889                  30,073
         Selling, general and administrative  . . . . . .                  30,821                  26,406
                                                                         --------                --------
                 Total costs and expenses . . . . . . . .                 504,614                 354,730
                                                                         --------                --------
Operating income  . . . . . . . . . . . . . . . . . . . .                  47,330                  16,342
Interest and other income (expense), net  . . . . . . . .                   2,733                  (2,551)
                                                                         --------                --------
Income before income taxes  . . . . . . . . . . . . . . .                  50,063                  13,791
Provision for income taxes  . . . . . . . . . . . . . . .                   7,509                   1,304
                                                                         --------                --------
Net income        . . . . . . . . . . . . . . . . . . . .                $ 42,554                $ 12,487
                                                                         ========                ========
Earnings per common and common
         equivalent share (Note 2):
                 Primary  . . . . . . . . . . . . . . . .                $    .89                $    .32
                                                                         ========                ========
                 Fully diluted  . . . . . . . . . . . . .                $    .85                $    .32
                                                                         ========                ========
Common and common equivalent shares used
         in computing per share amounts:
                 Primary  . . . . . . . . . . . . . . . .                  47,683                  38,673
                                                                         ========                ========
                 Fully diluted  . . . . . . . . . . . . .                  51,562                  39,117
                                                                         ========                ========





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          SIX MONTH PERIOD ENDED
                                                                -----------------------------------------
                                                                    DECEMBER 31,              DECEMBER 25,
                                                                           1994                      1993
                                                               --------------------      --------------------
Revenues, net     . . . . . . . . . . . . . . . . . . . .              $1,016,534                $656,570
Costs and expenses:
         Cost of revenues . . . . . . . . . . . . . . . .                 809,727                 537,330
         Research and development . . . . . . . . . . . .                  59,587                  56,425
         Selling, general and administrative  . . . . . .                  61,988                  48,518
                                                                       ----------                --------
                 Total costs and expenses . . . . . . . .                 931,302                 642,273
                                                                       ----------                --------
Operating income  . . . . . . . . . . . . . . . . . . . .                  85,232                  14,297
Interest and other income (expense), net  . . . . . . . .                   5,676                  (5,604)
                                                                       ----------                --------
Income before income taxes  . . . . . . . . . . . . . . .                  90,908                   8,693
Provision for income taxes  . . . . . . . . . . . . . . .                  13,636                   1,304
                                                                       ----------                --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .              $   77,272                $  7,389
                                                                       ==========                ========
Earnings per common and common
         equivalent share (Note 2):
                 Primary  . . . . . . . . . . . . . . . .              $     1.63                $    .20
                                                                       ==========                ========
                 Fully diluted  . . . . . . . . . . . . .              $     1.55                $    .19
                                                                       ==========                ========
Common and common equivalent shares used
         in computing per share amounts:
                 Primary  . . . . . . . . . . . . . . . .                  47,473                  37,020
                                                                       ==========                ========
                 Fully diluted  . . . . . . . . . . . . .                  51,353                  38,984
                                                                       ==========                ========




   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    DECEMBER 31,                  JUNE 30,
                                                                            1994                      1994
                                                                   -------------              ------------
                                                          ASSETS

Current assets:
         Cash and cash equivalents  . . . . . . . . . . . . .            $208,928                 $243,484
         Short-term investments (Note 1)  . . . . . . . . . .              71,571                       --
         Accounts receivable, less allowance for doubtful
              accounts of $10,373 and $10,825 . . . . . . . .             239,722                  201,512
         Inventories  (Note 3)  . . . . . . . . . . . . . . .             111,483                   79,575
         Prepaid expenses . . . . . . . . . . . . . . . . . .              25,808                   12,917
                                                                         --------                 --------
                 Total current assets . . . . . . . . . . . .             657,512                  537,488
Property and equipment, at cost, less accumulated
         depreciation and amortization  . . . . . . . . . . .              83,850                   73,417
Intangible and other assets, net  . . . . . . . . . . . . . .              31,238                   29,608
                                                                         --------                 --------
         Total assets . . . . . . . . . . . . . . . . . . . .            $772,600                 $640,513
                                                                         ========                 ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable . . . . . . . . . . . . . . . . . .            $212,913                 $172,730
         Accrued expenses . . . . . . . . . . . . . . . . . .             107,777                  103,014
                                                                         --------                 --------
                 Total current liabilities  . . . . . . . . .             320,690                  275,744
Convertible subordinated debentures (Note 4). . . . . . . . .              56,040                   58,646
Deferred income taxes . . . . . . . . . . . . . . . . . . . .              23,570                   17,884
Commitments and contingent liabilities (Note 5)
Shareholders' equity:
         Preferred stock, $.10 par value;
                 Authorized: 5,000 shares
                 Outstanding:  None . . . . . . . . . . . . .                  --                       --
         Common stock, $.10 par value;
                 Authorized:  95,000 shares
                 Outstanding:  45,617 shares at
                 December 31 and 44,895 shares
                 at June 30 . . . . . . . . . . . . . . . . .               4,561                    4,490
         Additional paid-in capital . . . . . . . . . . . . .             290,193                  283,475
         Retained earnings  . . . . . . . . . . . . . . . . .              77,546                      274
                                                                         --------                 --------
                 Total shareholders' equity . . . . . . . . .             372,300                  288,239
                                                                         --------                 --------
                 Total liabilities and shareholders' equity .            $772,600                 $640,513
                                                                         ========                 ========



   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                              SIX-MONTH PERIOD ENDED
                                                                      ------------------------------------
                                                                      DECEMBER 31,            DECEMBER 25,
                                                                              1994                    1993
                                                                      ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   . . . . . . . . . . . . . . . . . . . . .            $  77,272                $   7,389
          Adjustments to reconcile net income to net
          cash provided by (used for) operating activities:
          Depreciation and amortization   . . . . . . . . .               19,615                   26,382
          Changes in current assets and liabilities:
               Accounts receivable  . . . . . . . . . . . .              (38,210)                 (17,732)
               Inventories   . . . . . . . . .. . . . . . .              (31,908)                  15,950
               Prepaid expenses   . . . . . . . . . . . . .              (12,891)                  (1,340)
               Accounts payable and accrued expenses  . . .               44,946                   32,397
          Intangible and other assets   . . . . . . . . . .               (2,765)                    (505)
          Deferred income taxes   . . . . . . . . . . . . .                5,686                   (1,129)
                                                                       ---------                ---------
               Net cash provided by operating activities  .               61,745                   61,412
                                                                       ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in short-term investments   . . . . . . . . .              (71,571)                      --
     Capital expenditures, net  . . . . . . . . . . . . . .              (28,913)                  (9,131)
     Proceeds from the sale of facility   . . . . . . . . .                   --                  103,942
                                                                       ---------                ---------
               Net cash provided by (used for) investing
                 activities . . . . . . . . . . . . . . . .             (100,484)                  94,811
                                                                       ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt  . . . . . . . . . . . . . . . . . .                   --                 (107,307)
     Exercise of stock options and warrants   . . . . . . .                4,183                    2,093
                                                                       ---------                ---------
          Net cash provided by (used for) financing
            activities  . . . . . . . . . . . . . . . . . .                4,183                 (105,214)
                                                                       ---------                ---------
     Net increase (decrease) in cash and cash
       equivalents  . . . . . . . . . . . . . . . . . . . .              (34,556)                  51,009
     Cash and cash equivalents, beginning of period   . . .              243,484                   33,837
                                                                       ---------                ---------
     Cash and cash equivalents, end of period   . . . . . .            $ 208,928                $  84,846
                                                                       =========                =========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
         Interest . . . . . . . . . . . . . . . . . . . .               $  2,718                $   5,619
         Income taxes . . . . . . . . . . . . . . . . . .                  4,115                      310


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

         All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments and are carried at cost, which approximates market.

2. Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented. Fully diluted earnings per share additionally reflect dilutive shares assumed to be issued upon conversion of the Company's convertible subordinated debentures.

3.       Inventories comprised the following:

                                                                 DECEMBER 31,                 JUNE 30,
                                                                         1994                     1994
                                                                 ------------                 --------
                                                                           (in thousands)
         Finished goods . . . . . . . . . . . . . . . . .          $  38,328                  $ 27,847
         Work in process  . . . . . . . . . . . . . . . .             45,312                    32,178
         Raw materials and component parts  . . . . . . .             27,843                    19,550
                                                                   ---------                  --------
                                                                   $ 111,483                  $ 79,575
                                                                   =========                  ========


4. During the six months ended December 31, 1994, approximately $2.6 million of the Company's 9% convertible subordinated debentures, due 2014, were converted into 180,345 shares of the Company's common stock.

         Subsequent to December 31, 1994, approximately $15.6 million of the convertible subordinated debentures were converted into 1,077,921 shares of the Company's common stock.

5. On November 8, 1994, the Company entered into a patent cross-license agreement with International Business Machines Corporation ("IBM"). The license granted from IBM covers the Company's entire product line. Under the agreement, the Company will make a series of payments to IBM. The payments are not expected to have a material impact on the Company.

5. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and six months ended December 31, 1994 and December 25, 1993 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the second quarter of 1995 was $42.6 million, compared with $12.5 million in the corresponding quarter of the prior year and $34.7 million in the immediately preceding quarter. Net income for the six months ended December 31, 1994 was $77.3 million, compared with $7.4 million for the same period a year ago. Revenue for the three month period ended December 31, 1994 increased 49% to $551.9 million from $371.1 million in the second quarter of 1994 and 19% from the first quarter of 1995. For the six months ended December 31, 1994, revenue totaled $1.0 billion, a 55% increase over revenue of $656.6 million for the same period a year ago.

Revenue for drive products totaled $499.8 million in the second quarter of 1995, an increase of $85.9 million or 21% from the first quarter of 1995, as a result of an 18% increase in drive units shipped. Revenue for drive products for the three and six months ended December 31, 1994 increased $167 million or 50% and $338.5 million or 59%, respectively, over the corresponding periods of the prior year. These increases were attributable to a 63% and 55% increase in drive units shipped over the corresponding three and six month periods, respectively, of the prior year, offset by a decline in average selling prices ("ASPs").

Revenue for microcomputer products ("MCP") totaled $52.1 million in the second quarter of 1995, up slightly over the first quarter of 1995. Revenue for MCP for the three and six months ended December 31, 1994 increased $13.8 million or 36% and $21.5 million or 26%, respectively, as compared with the corresponding periods of the prior year, reflecting increased sales of the Company's portable graphics accelerator chips.

Gross margin decreased from 21% in the first quarter of 1995 to 20% in the second quarter of 1995, reflecting a one percentage point decrease in drive gross margin. Drive gross margin was 17.4% for the second quarter of 1995, a one percentage point decrease from the second quarter of 1994. The decline in drive gross margin resulted from a change in the mix of products sold and a 9% decline in ASPs, which were not fully offset by reductions in product costs. Drive gross margin was 18.1% for the first half of 1995, a two percentage point improvement over the corresponding period of the prior year. MCP gross margin for the three and six month periods of the current fiscal year was 42% and 40.7%, respectively, an increase of approximately 11 and ten percentage points, respectively, over the same periods of the prior year. The improvements in MCP gross margins were primarily attributable to the cost benefits realized from selling its wafer fabrication facility during 1994, which reduced product costs.

Research and development ("R&D") expense in the current quarter increased $2.2 million over the immediately preceding quarter. R&D expense for the three and six months ended December 31, 1994 increased $.8 million or 3% and $3.2 million or 6%, respectively, as compared with the corresponding periods of the prior year. These increases were primarily attributable to planned expenditures to support new product introductions for the current fiscal year.

Selling, general and administrative ("SG&A") expense for the second quarter of 1995 was essentially unchanged from the first quarter of 1995. SG&A expense for the three and six months ended December 31, 1994 increased $4.4 million or 17% and $13.5 million or 28%, respectively, as compared with the corresponding periods of the prior year. These increases are primarily the result of increased selling and marketing expenses in support of higher revenue levels and higher variable compensation plan accruals.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest and other income for the current quarter was $2.7 million, comprising net interest income of $1.6 million and a $1.1 million gain from the sale of stock held for investment. Net interest income was $1.6 million and $2.5 million for the three and six months ended December 31, 1994, respectively, an improvement of $4.2 million and $8.2 million, respectively, over net interest expense in the corresponding periods of the prior year. This improvement is the result of significantly lower levels of debt outstanding period-to-period and higher average cash balances. As compared with the immediately preceding quarter, interest and other income was essentially unchanged.

FINANCIAL CONDITION

Cash and short-term investments totaled $280.5 million at December 31, 1994 as compared with $243.5 million at June 30, 1994. Cash flows from operations were $61.7 million, with cash flows from earnings, net of depreciation, and an increase in payables being offset by cash used to fund increases in accounts receivable and inventories. Capital additions for the first half of 1995 totaled $28.9 million and were incurred primarily for increased disk drive manufacturing and wafer testing capacity.

Notwithstanding the significant improvements in financial position realized over the past year, the ability of the Company to sustain its improved working capital management and to continue operating profitably is dependent upon a number of factors including competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's manufacturing operations, procurement of fabricated wafers and finished integrated circuits from outside suppliers and the timely development and introduction of new products which address market needs.

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to Vote of Security Holders

           The annual meeting of shareholders was held on November 10, 1994. The shareholders approved the following proposals:

                                                                                          Number of Votes
                                                                                          ---------------
                                                                                       For            Against*
                                                                                       ---            -------
           1.    To approve the amendment and restatement of the
                 Company's Employee Stock Option Plan.                                 24,883,910      7,282,291

           2.    To approve an amendment to the Company's Stock
                 Option Plan for Non-Employee Directors which will
                 extend the term of such plan for an additional ten-year
                 period.                                                               23,131,804      9,034,397

           *  includes abstentions

ITEM 6.    Exhibits and reports on Form 8-K.

                 (a)      Exhibits:

                          11               Computation of Per Share Earnings.

                 (b)   Reports on Form 8-K:

                          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WESTERN DIGITAL CORPORATION
                                     Registrant


                                     /s/ Scott Mercer
                                     D. Scott Mercer
                                     Executive Vice President,
                                     Chief Financial and Administrative Officer


Date:    February 13, 1995

                                 EXHIBIT INDEX


                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                            NUMBERED
NUMBER                                              DESCRIPTION                                      PAGE
- ------                                              -----------                                  -------------
11               Computation of Per Share Earnings. . . . . . . . . . . . . . . . . . . . .           12