Form 10-Q
period 1995-04-01
WESTERN DIGITAL CORP
filed 1995-05-16
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ______________________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 1995.

                                       OR

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______________ to _______________

                         Commission file number 1-8703

                          WESTERN DIGITAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      95-2647125
            -------------------------------               -------------------
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)                Identification No.)

            8105 Irvine Center Drive
            Irvine, California                            92718
            -------------------------------               -------------------
            (Address of principal executive offices)      (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (714) 932-5000

                                     N/A
   ------------------------------------------------------------------------
   Former name, former address and former fiscal year if changed since last report.

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

         Number of shares outstanding of Common Stock, as of May 1, 1995 is 46,384,564.

                          WESTERN DIGITAL CORPORATION
                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Statements of Operations - Three
                       Months Ended April 1, 1995 and March 26, 1994  . . . .      3

                       Consolidated Statements of Operations - Nine
                       Months Ended April 1, 1995 and March 26, 1994  . . . .      4

                       Consolidated Balance Sheets - April 1, 1995 and
                       June 30, 1994  . . . . . . . . . . . . . . . . . . . .      5

                       Consolidated Statements of Cash Flows - Nine
                       Months Ended April 1, 1995 and March 26, 1994  . . . .      6

                       Notes to Consolidated Financial Statements   . . . . .      7

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . . . . .      8

PART II.    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . .      10

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

            Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . .      12

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              THREE-MONTH PERIOD ENDED
                                                                         ----------------------------------
                                                                         APRIL 1,                 MARCH 26,
                                                                           1995                     1994
                                                                         --------                 ---------
Revenues, net . . . . . . . . . . . . . . . . . . . . . .                $529,297                 $420,878
Costs and expenses:
         Cost of revenues . . . . . . . . . . . . . . . .                 440,929                  327,116
         Research and development . . . . . . . . . . . .                  33,500                   27,542
         Selling, general and administrative  . . . . . .                  34,204                   32,071
                                                                         --------                 --------
                 Total costs and expenses . . . . . . . .                 508,633                  386,729
                                                                         --------                 --------
Operating income  . . . . . . . . . . . . . . . . . . . .                  20,664                   34,149
Interest and other income (expense), net  . . . . . . . .                   2,430                     (681)
                                                                         --------                 --------
Income before income taxes  . . . . . . . . . . . . . . .                  23,094                   33,468
Provision for income taxes  . . . . . . . . . . . . . . .                   3,444                    5,020
                                                                         --------                 --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .                $ 19,650                 $ 28,448
                                                                         ========                 ========

Earnings per common and common
         equivalent share (Note 2):
                 Primary  . . . . . . . . . . . . . . . .                $    .40                 $    .64
                                                                         ========                 ========
                 Fully diluted  . . . . . . . . . . . . .                $    .40                 $    .61
                                                                         ========                 ========

Common and common equivalent shares used
         in computing per share amounts:
                 Primary  . . . . . . . . . . . . . . . .                  48,586                   44,480
                                                                         ========                 ========
                 Fully diluted  . . . . . . . . . . . . .                  51,386                   48,863
                                                                         ========                 ========





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            NINE-MONTH PERIOD ENDED
                                                                       -----------------------------------
                                                                        APRIL 1,                 MARCH 26,
                                                                          1995                     1994
                                                                       ----------               ----------
Revenues, net . . . . . . . . . . . . . . . . . . . . . .              $1,545,831               $1,077,448
Costs and expenses:
         Cost of revenues . . . . . . . . . . . . . . . .               1,250,656                  864,446
         Research and development . . . . . . . . . . . .                  93,087                   83,967
         Selling, general and administrative  . . . . . .                  96,192                   80,589
                                                                       ----------               ----------
                 Total costs and expenses . . . . . . . .               1,439,935                1,029,002
                                                                       ----------               ----------
Operating income  . . . . . . . . . . . . . . . . . . . .                 105,896                   48,446
Interest and other income (expense), net  . . . . . . . .                   8,106                   (6,285)
                                                                       ----------               ----------
Income before income taxes  . . . . . . . . . . . . . . .                 114,002                   42,161
Provision for income taxes  . . . . . . . . . . . . . . .                  17,080                    6,324
                                                                       ----------               ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .              $   96,922               $   35,837
                                                                       ==========               ==========

Earnings per common and common equivalent
         share (Note 2):
                 Primary  . . . . . . . . . . . . . . . .              $     2.03               $      .91
                                                                       ==========               ==========
                 Fully diluted  . . . . . . . . . . . . .              $     1.95               $      .88
                                                                       ==========               ==========

Common and common equivalent shares used
         in computing per share amounts:
                 Primary  . . . . . . . . . . . . . . . .                  47,844                   39,507
                                                                       ==========               ==========
                 Fully diluted  . . . . . . . . . . . . .                  51,364                   44,917
                                                                       ==========               ==========





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        APRIL 1,          JUNE 30,
                                                                          1995              1994
                                                                        --------          --------
                              ASSETS

Current assets:
         Cash and cash equivalents  . . . . . . . . . . . . .           $188,717          $243,484
         Short-term investments (Note 1)  . . . . . . . . . .             91,619                --
         Accounts receivable, less allowance for doubtful
              accounts of $10,761 and $10,825 . . . . . . . .            255,923           201,512
         Inventories  (Note 3)  . . . . . . . . . . . . . . .             93,742            79,575
         Prepaid expenses . . . . . . . . . . . . . . . . . .             26,249            12,917
                                                                        --------          --------
                 Total current assets . . . . . . . . . . . .            656,250           537,488
Property and equipment, at cost, less accumulated
         depreciation and amortization  . . . . . . . . . . .             82,864            73,417
Intangible and other assets, net  . . . . . . . . . . . . . .             38,884            29,608
                                                                        --------          --------
                 Total assets . . . . . . . . . . . . . . . .           $777,998          $640,513
                                                                        ========          ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable . . . . . . . . . . . . . . . . . .           $198,201          $172,730
         Accrued expenses . . . . . . . . . . . . . . . . . .            114,869           103,014
                                                                        --------          --------
                 Total current liabilities  . . . . . . . . .            313,070           275,744
Convertible subordinated debentures . . . . . . . . . . . . .             40,464            58,646
Deferred income taxes . . . . . . . . . . . . . . . . . . . .             23,570            17,884
Commitments and contingent liabilities
Shareholders' equity:
         Preferred stock, $.10 par value;
                 Authorized: 5,000 shares
                 Outstanding:  None . . . . . . . . . . . . .                 --                --
         Common stock, $.10 par value;
                 Authorized:  95,000 shares
                 Outstanding:  46,314 shares at
                 April 1 and 44,895 shares
                 at June 30 . . . . . . . . . . . . . . . . .              4,631             4,490
         Additional paid-in capital . . . . . . . . . . . . .            299,067           283,475
         Retained earnings  . . . . . . . . . . . . . . . . .             97,196               274
                                                                        --------          ---------
                 Total shareholders' equity . . . . . . . . .            400,894           288,239
                                                                        --------          --------
                 Total liabilities and shareholders' equity .           $777,998          $640,513
                                                                        ========          ========



   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                            NINE-MONTH PERIOD ENDED
                                                                       ----------------------------------
                                                                         APRIL 1,              MARCH 26,
                                                                           1995                  1994
                                                                       ----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income       . . . . . . . . . . . . . . . . . . .            $  96,922                $  35,837
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
          Depreciation and amortization   . . . . . . . . .               31,914                   37,668
          Changes in current assets and liabilities:
               Accounts receivable  . . . . . . . . . . . .              (54,411)                 (26,077)
               Inventories  . . . . . . . . . . . . . . . .              (14,167)                  29,903
               Prepaid expenses   . . . . . . . . . . . . .              (13,332)                  (2,346)
               Accounts payable and accrued expenses  . . .               37,326                   37,244
     Intangible and other assets  . . . . . . . . . . . . .              (11,794)                  (2,563)
     Deferred income taxes  . . . . . . . . . . . . . . . .                5,686                   (1,287)
                                                                       ---------                ---------
          Net cash provided by operating activities . . . .               78,144                  108,379
                                                                       ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in short-term investments   . . . . . . . . .              (91,619)                      --
     Capital expenditures, net  . . . . . . . . . . . . . .              (38,843)                 (13,337)
     Proceeds from the sale of facility   . . . . . . . . .                   --                  110,677
                                                                       ---------                ---------
          Net cash provided by (used for) investing
               activities   . . . . . . . . . . . . . . . .             (130,462)                  97,340
                                                                       ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt  . . . . . . . . . . . . . . . . . .                   --                 (146,346)
     Proceeds from stock offering, net  . . . . . . . . . .                   --                   73,293
     Repurchase of common stock   . . . . . . . . . . . . .              (10,822)                      --
     Exercise of stock options and warrants   . . . . . . .                8,373                    6,893
                                                                       ---------                ---------
          Net cash used for financing activities  . . . . .               (2,449)                 (66,160)
                                                                       ---------                ---------
     Net increase (decrease) in cash and cash equivalents                (54,767)                 139,559
     Cash and cash equivalents, beginning of period   . . .              243,484                   33,837
                                                                       ---------                ---------
     Cash and cash equivalents, end of period   . . . . . .            $ 188,717                $ 173,396
                                                                       =========                =========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
         Interest . . . . . . . . . . . . . . . . . . . .               $  2,703                $   4,889
         Income taxes . . . . . . . . . . . . . . . . . .                  5,021                    1,419


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

         All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Similar investments with original maturities beyond three months and less than twelve months are considered short-term investments and are carried at cost, which approximates market.

2. Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented. Fully diluted earnings per share additionally reflect dilutive shares assumed to be issued upon conversion of the Company's convertible subordinated debentures.

3.       Inventories comprised the following:

                                                    APRIL 1,      JUNE 30,
                                                     1995           1994
                                                  -----------     --------
                                                      (in thousands)
         Finished goods . . . . . . . . . . . . .   $28,958        $27,847
         Work in process  . . . . . . . . . . . .    36,267         32,178
         Raw materials and component parts  . . .    28,517         19,550
                                                    -------        -------
                                                    $93,742        $79,575
                                                    =======        =======

4. During the nine months ended April 1, 1995, approximately $18.2 million of the Company's 9% convertible subordinated debentures, due 2014, were converted into 1,258,266 shares of the Company's common stock.

         The Company repurchased 805,000 shares of its common stock in the open market at a cost of approximately $11 million.

5. On November 8, 1994, the Company entered into a patent cross-license agreement with International Business Machines Corporation ("IBM"). The license granted from IBM covers the Company's entire product line. Under the agreement, the Company will make a series of payments to IBM. The payments are not expected to have a material impact on the Company.

6. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and nine months ended April 1, 1995 and March 26, 1994 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Revenue for the personal storage group ("PSG"), the Company's hard drive business targeted at desktop and portable personal computer applications, totaled $481.2 million in the third quarter of 1995, a decrease of $18.6 million or 4% from the second quarter of 1995. PSG revenue was impacted in the third quarter of 1995 by an industry-wide shortage of certain component parts, which limited the Company's ability to increase unit shipments from the second quarter. Average selling prices ("ASPs") declined approximately 11% from the second quarter as the Company shipped a greater proportion of its units to certain new OEM customers, which resulted in a higher concentration of lower capacity drives sold during the quarter. Revenue for PSG for the three and nine months ended April 1, 1995 increased $93.9 million or 24% and $432.4 million or 45%, respectively, over the corresponding periods of the prior year. These increases were the result of a 33% and 55% increase in the volume of drives shipped over the corresponding three and nine month periods, respectively, partially offset by a decline in ASPs.

Revenue for microcomputer products ("MCP") totaled $48.1 million in the third quarter of 1995, down $4.1 million, or 8% from the second quarter of 1995, primarily due to a decrease in multimedia product revenue, partially offset by higher sales of input/output products. Revenue for MCP for the three and nine months ended April 1, 1995 increased $14.5 million or 43% and $36 million or 31%, respectively, as compared with the corresponding periods of the prior year, reflecting increased revenue across all products lines.

                         Gross Profit Margin
                 -----------------------------------           Nine-Month
                      Three-Month Period Ended                Period Ended
                 -----------------------------------      --------------------
                 4/1/95       12/31/94       3/26/94      4/1/95       3/26/94
                 ------       --------       -------      ------       -------
PSG               14.0%         17.4%         21.2%        16.7%        18.3%
MCP               43.2%         42.0%         34.8%        41.5%        31.1%
Consolidated      16.7%         19.8%         22.3%        19.1%        19.8%

PSG gross margin for the three months ended April 1, 1995 decreased approximately three and seven percentage points from the second quarter of 1995 and the third quarter of 1994, respectively. PSG gross margin for the nine months ended April 1, 1995 decreased by approximately two percentage points from the corresponding period of the prior year. The decreases in gross margin resulted from the higher concentration of lower capacity drives sold during the quarter, reflecting the shift in customer mix, a decline in ASPs, which were not fully offset by reductions in product costs, and component shortages.
MCP gross margin for the third quarter of 1995 increased approximately one percentage point from the immediately preceding quarter, primarily due to a change in the mix of products sold. MCP gross margin for the three and nine month periods of the current fiscal year increased approximately eight and 10 percentage points, respectively, from the corresponding periods of the prior year. The improvements in MCP gross margins were primarily attributable to the cost benefits realized from selling the wafer fabrication facility during 1994, which reduced product costs.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and development expense ("R&D") for the third quarter of 1995 increased approximately $2.6 million or 8% from the second quarter of 1995. R&D expense for the three and nine months ended April 1, 1995 increased $6 million or 22% and $9.1 million or 11%, respectively, as compared with the corresponding periods of the prior year. These increases were primarily attributable to planned expenditures to support new product introductions for the current fiscal year and to support its high performance storage product development activities.

Selling, general and administrative ("SG&A") expense for the three months ended April 1, 1995 increased $3.4 million or 11% from the preceding quarter, primarily due to higher royalty expense in the current quarter. SG&A expense for the three and nine month periods of the current year increased $2.1 million or 7% and $15.6 million or 19%, respectively, as compared with the corresponding three and nine month periods of 1994. These increases are primarily the result of increased selling, marketing and other related expenses in support of higher revenue levels and higher variable compensation plan accruals.

Interest and other income for the current quarter was $2.4 million, as compared with $2.7 million in the preceding quarter and net interest expense of $.7 million in the third quarter of 1994. Interest and other income was $8.1 million for the nine months ended April 1, 1995, an improvement of $14.4 million over net interest expense in the corresponding period of the prior year. The decrease in interest and other income over the immediately preceding quarter is primarily due to a reduction in interest expense as a result of the conversion of $15.6 million of 9% convertible subordinated debentures into common stock during the current quarter. The improvement over the prior year is the result of significantly lower levels of debt outstanding and higher average cash balances.

FINANCIAL CONDITION

Cash and short-term investments totaled $280.3 million at April 1, 1995 as compared with $243.5 million at June 30, 1994. Cash flows from operations were $78.1 million, with cash flows from earnings, depreciation, and an increase in current liabilities being offset by cash used to fund increased receivables and inventories. Capital additions for the first nine months of 1995 totaled $38.8 million and were incurred primarily for increased disk drive manufacturing and wafer testing capacity. Approximately $11 million was also used to repurchase 805,000 shares of the Company's common stock in the open market.

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

PART II.   OTHER INFORMATION


ITEM 6.    Exhibits and reports on Form 8-K.

           (a)   Exhibits:

                 10.1.1 The Western Digital Corporation Amended and Restated Employee Stock Option Plan.

                 10.2.1 The Western Digital Corporation Stock Option Plan for Non-Employee Directors.

                 11       Computation of Per Share Earnings.

                 27       Financial Data Schedule

           (b)   Reports on Form 8-K:

                 None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WESTERN DIGITAL CORPORATION
                                     Registrant




                                     /s/ Scott Mercer
                                     -------------------------------
                                     D. Scott Mercer
                                     Executive Vice President,
                                     Chief Financial and Administrative Officer


Date:    May 15, 1995

                                 EXHIBIT INDEX


                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                     DESCRIPTION                                                       PAGE
- ------                     -----------                                                   ------------
10.1.1           The Western Digital Corporation Amended and Restated
                 Employee Stock Option Plan . . . . . . . . . . . . . . . . . . . .

10.2.1           The Western Digital Corporation Stock Option Plan for
                 Non-Employee Directors . . . . . . . . . . . . . . . . . . . . . .

11               Computation of Per Share Earnings  . . . . . . . . . . . . . . . .

27               Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . .