Form 10-K
period 1995-07-01
WESTERN DIGITAL CORP
filed 1995-09-29
CIK 106040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JULY 1, 1995

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

                            ------------------------

            8105 IRVINE CENTER DRIVE
               IRVINE, CALIFORNIA                                 92718
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 932-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS:                 NAME OF EACH EXCHANGE ON WHICH REGISTERED:
---------------------------------------------   ---------------------------------------------
        Common Stock, $.10 Par Value                       New York Stock Exchange
     Rights to Purchase Series A Junior                    New York Stock Exchange
         Participating Preferred Stock

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of September 1, 1995, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1.0 billion.

     As of September 1, 1995, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 50,647,861.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1995 fiscal year.

     Information required by Parts II and IV is incorporated by reference to portions of the Registrant's Annual Report to Shareholders for the fiscal year ended July 1, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Western Digital Corporation (the "Company" or "Western Digital") designs, manufactures and sells hard drives for the personal computer ("PC") market. The Company is one of the five largest independent manufacturers of hard drives. The Company's principal drive products are 3.5-inch form factor hard drives with storage capacities from 540 megabytes ("MBs") to 1.6 gigabytes ("GBs"), including the Caviar AC31600, a 1.6 GB drive, that began initial volume shipments in May 1995.

     The hard drive market is highly cyclical and is characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes, changing market requirements and requirements for significant expenditures for product development. The Company's strategy in response to these conditions is to increase market share by achieving time-to-market leadership with new product introductions while minimizing its fixed cost structure and maximizing the utilization of its assets. The Company implements this strategy, in part, by capitalizing on its expertise in control and communication electronics to deliver greater storage capacity per disk from components widely available in the commercial market, such as disks and heads, and to provide a high degree of commonality of component parts among its hard drive products.

     The Company also designs and sells an array of microcomputer products ("MCP") consisting of integrated circuits ("ICs") and board products which perform or enhance graphics and input/output ("I/O") functions in PCs and other computer systems. The Company's MCP focus is to bring to market superior graphical user interface and I/O control products through its applications knowledge and integrated circuit design capability.

     The Company sells its products through its worldwide direct sales force to PC manufacturers, resellers and distributors. The Company's direct sales organization is structured so that each customer is served by a single sales team which markets the Company's entire product line. The Company's OEM (original equipment manufacturer) customers include AST Research, Compaq Computer, Dell Computer, Digital Equipment Corporation, Gateway 2000, Hewlett-Packard, IBM and NEC. The Company's reseller and distributor customers include Best Buy, Computer City, Comp USA, Egghead, Incredible Universe, Lechmere, Office Depot, Radio Shack and Walmart.

     In December 1993, the Company sold its Irvine, California silicon wafer fabrication facility and certain other tangible assets to Motorola, Inc. The Company has entered into various silicon wafer supply agreements since the sale of the facility and anticipates that it will enter into additional supply arrangements with other companies in the future. During 1995, the Company converted its facility in Malaysia from an IC assembly and test facility to a hard drive manufacturing facility. The Company has obtained independent contractors to supply finished ICs that were previously supplied by this facility. However, a disruption in the supply of wafers or finished ICs for any reason could have a material adverse impact on the Company -- see "Manufacturing."

     The rapid increase in industry demand for hard drive units has, on occasion, resulted in shortages of certain key components used in the manufacture of hard drives. If certain components continue to remain in short supply in the future, these component shortages could have a material adverse impact on the Company -- see "Manufacturing."

     The Company's principal executive offices are located at 8105 Irvine Center Drive, Irvine, California 92718, and its telephone number is (714) 932-5000. Effective July 1, 1994, the Company changed its fiscal year end from June 30 to a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1995 fiscal year ended on July 1, whereas the previous fiscal years ended on June 30. All general references herein to years relate to fiscal years unless otherwise noted.

MARKETS

     The Company sells its hard drive products to manufacturers of desktop and notebook PCs and to selected resellers and distributors. The market for the Company's products is characterized by short product life cycles and a continuing demand for increasingly cost-effective, high-performance products. In addition, the hard drive market has in recent years experienced periods of extraordinarily competitive price discounting which produced significant operating losses for a number of competitors in this market, including Western Digital.

     The rapid increase in PC performance and storage requirements and the need for PC manufacturers to differentiate their products have increased the demand for higher capacity products. At the same time, intense price competition among PC manufacturers requires that hard drive suppliers meet aggressive cost targets in order to become high-volume suppliers. The market for PC hard drives is segmented by type of computer (portable, desktop), form factor (2.5-inch, 3.5-inch) and storage capacity (currently up to 1.6 GBs). The segment of the PC market currently generating the largest requirements for hard drives is the desktop segment which uses 3.5-inch drives ranging in capacity from 540 MBs to
1.6 GBs. In addition, the Company anticipates that the market for portable and desktop PCs will accelerate as technological advancements increase their functionality and as user acceptance expands.

     The Company sells its I/O control products to manufacturers of high-performance PCs and high-performance hard drives. This market is characterized by rapid new product introduction and an increasing demand for higher performance, lower cost ICs. The Company also sells its graphics add-in boards in the retail market to PC end-users under its Paradise(R) brand name.

PRODUCTS

     Revenues from hard drive products were $1.9, $1.4 and $1.0 billion for 1995, 1994 and 1993, respectively. Revenues from microcomputer products were $191.0, $160.0 and $178.0 million for 1995, 1994 and 1993, respectively.

HARD DRIVE PRODUCTS

     Technology. Hard drives are used to record, store and retrieve digital data. They are faster than floppy disk, tape and optical disk drives and cost less than semiconductor memory. Commonly quoted measures of hard drive performance are storage capacity, average seek time (the average time to move the heads from one track to another), data transfer rate (the rate at which data are transferred between the drive and the host computer) and spindle rotational speed.

     Product Offerings. The Company's current line of hard drive products consists of the Caviar(R) family of low-profile drives which includes 1-inch high, 3.5-inch form factor models for desktop applications and 2.5-inch form factor models for portable computer applications. Each of these drives features CacheFlowTM, the Company's proprietary adaptive disk caching system which significantly enhances the drive's read/write performance as measured by the rate at which it can deliver data to or receive it from the computer. An additional common feature is the Company's proprietary drive control and communication electronic circuitry called Architecture II, which spans the Company's entire 3.5-inch Caviar product line. Architecture II features Enhanced IDE (integrated drive electronics) technology, which provides the desktop marketplace the key attributes of the SCSI (small computer systems interface) interface while retaining the focus on ease-of-use, compatibility and overall lower cost of connection advantages, all of which are the traditional strengths of IDE. The Company believes that the commonality of control and communication electronics featured in all of the Caviar hard drives facilitates customer qualification of successive product models, reduces risk of inventory obsolescence, and allows the Company to place larger orders for components, resulting in reduced component cost.

     The following table summarizes certain design and performance characteristics and specifications of the Company's current hard drive products:

                                               FORMATTED       AVERAGE       NUMBER   NUMBER
                                  DATE         CAPACITY      ACCESS TIME       OF       OF
         PRODUCT             FIRST SHIPPED    (MEGABYTES)   (MILLISECONDS)   DISKS    HEADS    INTERFACE
--------------------------  ----------------  -----------   --------------   ------   ------   ---------
3.5-inch Form Factor:
Caviar AC2540.............  September 1993         541         <10            2        3            EIDE*
Caviar AC2700.............  June 1994              731         <10            2        4            EIDE*
Caviar AC31000............  June 1994            1,084         <10            3        6            EIDE*
Caviar AC1365.............  October 1994           365         <10            1        2            EIDE*
Caviar AC1425.............  December 1994          428         <10            1        2            EIDE*
Caviar AC2850.............  December 1994          854         <10            2        4            EIDE*
Caviar AC31200............  January 1995         1,282         <10            3        6            EIDE*
Caviar AC31600............  May 1995             1,625         <10            3        6            EIDE*
Caviar AC2635.............  June 1995              640         <10            2        3            EIDE*
2.5-inch Form Factor:
Caviar Lite AL2200........  January 1994           200         <17            2        4          AT IDE

---------------
* Features Enhanced IDE (EIDE) technology, improving the performance of the standard IDE interface.

MICROCOMPUTER PRODUCTS

     I/O Products. The Company supplies control electronics to certain manufacturers of high-performance, high-capacity hard drives and other storage peripherals utilizing the SCSI bus interface. These manufacturers of SCSI disk, tape and optical drives utilize the Company's storage control chip sets for their logic and control electronics. The Company recently introduced a new family of products which provide the user access to SCSI capabilities for PCs which use the PCI (Peripheral Component Interconnect) bus. The Company also supplies products which provide high-speed fibre channel fabric communications.

     Multimedia Products. The Company supplies a family of RocketCHIPTM brand name graphics ICs and Paradise brand name add-in cards to the desktop and portable PC markets. Graphics ICs and Paradise add-in cards provide enhanced video graphics array ("Super VGA") functionality. These products allow major enhancements in display resolution and color depth quality and incorporate a Windows acceleration feature, which provides faster display of icons and other graphics features in the Windows operating system without the need for new PC hardware.

SALES AND DISTRIBUTION

     The Company sells its products primarily to PC manufacturers, and, to a lesser extent, resellers and distributors through its worldwide direct sales force. The Company's direct sales organization is structured so that each customer is served by a single sales team. Each sales team is responsible for marketing the Company's entire product line and providing timely feedback to engineering regarding the customer's new product requirements. This promotes early identification of and response to the customer's full range of product needs. Later, in the production stage, the team focus enables the Company to provide timely product delivery and effective service. Many of the Company's OEM customers purchase both hard drives and MCP products from the Company. These customers include AST Research, Compaq Computer, Dell Computer, Digital Equipment Corporation, Gateway 2000, Hewlett-Packard, IBM and NEC. While Western Digital believes its relationships with key customers are very good, the concentration of sales to a relatively small number of major customers presents a business risk that loss of one or more accounts could adversely affect the Company's operating results. During 1995, sales to Gateway 2000 accounted for 11% of revenues. During 1994, sales to Gateway 2000 and IBM each accounted for 12% of revenues. During 1993, sales to Gateway 2000 and IBM accounted for 13% and 11% of revenues, respectively.

     The Company also sells its products through its direct sales force to selected resellers, which include major distributors, mass merchandisers and value-added resellers. These customers include Best Buy, Computer City, Comp USA, Egghead, Incredible Universe, Lechmere, Office Depot, Radio Shack and Walmart. In accordance with standard industry practice, the Company's reseller agreements provide for price protection for unsold inventories that the resellers may have at the time of changes in published price lists, and, under certain circumstances, stock rotation for slow-moving items. These agreements may be terminated by either party upon written notice and, in the event of termination, the Company may be obligated to repurchase such inventories.

     Western Digital maintains sales offices and technical support in the United States, Europe and Asia. The Company's international sales, which include sales to foreign subsidiaries of U.S. companies, represented 43%, 44%, and 43% of revenues for 1995, 1994 and 1993, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations.

     For information concerning sales by geographic region, see Note 8 of Notes to Consolidated Financial Statements incorporated herein by reference.

RESEARCH AND DEVELOPMENT

     The Company devotes substantial resources to research and development in order to develop new products and improve existing products. The Company also focuses its engineering efforts to coordinate its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. The Company's research and development expenses totaled $130.8, $112.8 and $101.6 million in 1995, 1994 and 1993, respectively.

     The market for the Company's products is subject to rapid technological change and short product life cycles. To remain competitive, the Company must anticipate the needs of the market and successfully develop and introduce new products in a timely fashion. If not carefully planned and executed, the introduction of new products may adversely affect sales of existing products and increase risk of inventory obsolescence. In addition, new products typically have lower initial manufacturing yields and higher initial component costs than more mature products. No assurance can be given that the Company will be able to successfully complete the design and introduction of new products, manufacture the products at acceptable yields and costs, effectively manage product transitions or obtain significant orders for these products.

MANUFACTURING

     The Company assembles hard drives in its plants in Singapore and Malaysia and the Company recently began expansion of its hard drive manufacturing facility in Malaysia. These plants have complete responsibility for all hard drives in volume production, including manufacturing, engineering, purchasing, inventory management, assembly, test, quality assurance and shipping of finished units. The Company purchases most of the standard mechanical components and micro controllers for its hard drives from external suppliers, although the Company does manufacture a substantial portion of the media for its hard drives in its Santa Clara, California facility.

     The Company experiences fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to shorten the time to achieve acceptable manufacturing yields and costs. No assurance can be given that the Company's operations will not be adversely affected by these fluctuations or that it can shorten its new product development cycles or manufacturing learning curves sufficiently to achieve these objectives in the future.

     As a result of the sale of its wafer fabrication facility in December 1993 and conversion of its Malaysia IC assembly and test facility to a hard drive manufacturing plant, the Company has entered into various agreements with multiple vendors to purchase fabricated wafers and has also obtained arrangements with independent contractors to supply finished ICs that were previously supplied by the Company's Malaysia facility. However, a disruption in the supply of wafers or finished ICs for any reason could have a material adverse impact on the Company.

     Because the Company has manufacturing facilities located in Singapore and Malaysia, the Company is subject to certain foreign manufacturing risks such as changes in government policies, high employee turn-over, political risk, transportation delays, tariffs, fluctuations in foreign exchange rates and import, export, exchange and tax controls. To date, exposure to such risks has not had a material effect on the Company's business, consolidated financial position or results of operations.

MATERIALS AND SUPPLIES

     The principal components used in the manufacture of the Company's hard drives are read/write heads (both thin film and MIG) and related head stack assemblies, media, micro controllers, spindle motors and mechanical parts used in the head-disk assembly. The Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers as well as proprietary semiconductor circuits manufactured for the Company and a wide variety of other parts, including connectors, cables and switches.

     A number of the components used by the Company are available from a single or limited number of outside suppliers. Some of these materials may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. An extended shortage of required materials and supplies could have an adverse effect upon the revenue and earnings of the Company. In addition, the Company must allow for significant lead times when procuring certain materials and supplies. The Company has more than one available source of supply for most of its required materials. Where there is only one source of supply, the Company believes that a second source could be obtained within a reasonable period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be located.

     The Company purchases substantially all of its thin film head requirements for hard drives from Read-Rite Corporation. The Company also uses MIG heads for certain products, which are supplied by several vendors. Any significant disruption in the supply of these components could have an adverse effect on the Company's results of operations.

     In December 1993, the Company sold its Irvine, California silicon wafer fabrication facility -- see "General." From 1990 until the sale, the Company manufactured silicon wafers in the Irvine facility. The Company also buys wafers fabricated by other companies. Since the sale of the wafer fabrication facility, the Company has obtained various outside sources to manufacture its semiconductor wafer requirements. The Company has also obtained independent contractors to supply finished ICs that were previously supplied by the Company's Malaysia facility. The Company converted its Malaysia IC assembly and test facility to a hard drive manufacturing plant in 1995 in response to the increasing unit demand for hard drive products. However, a disruption in the supply of wafers or finished ICs for any reason could have a material adverse impact on the Company.

COMPETITION

     The PC industry is intensely competitive and is characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes, changing market requirements, occasional shortages of materials, dependence upon a limited number of vendors for certain components, dependence upon highly skilled engineering and other personnel and significant expenditures for product development. The hard drive market in particular has been subject to recurring periods of severe price competition. Certain of the Company's competitors have greater financial and other resources and broader product lines than the Company with which to compete in this environment.

     In general, the unit price for a given product in all of the Company's markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions are primarily achieved as volume efficiencies are realized, component cost reductions are achieved, experience is gained in manufacturing the product and design enhancements are made. Competitive pressures and customer expectations result in these cost improvements being passed along as reductions in selling prices. At times, the rate of general price decline is accelerated when some competitors lower prices to absorb excess capacity, liquidate excess inventories and/or to gain market share. The hard drive industry has experienced all of these effects on pricing during the past three fiscal years.

     The Company believes that proprietary hard drive, semiconductor, and board-level design technology, close technical relationships with key OEM customers and vendors, diverse product lines, competitive pricing, adequate capital resources and worldwide low cost/high volume manufacturing capabilities are key factors for successfully competing in its market areas. The Company's principal competitors in the hard drive industry are Conner Peripherals, Maxtor, Quantum and Seagate Technology, and large computer manufacturers such as IBM that manufacture drives for use in their own products and for sale to others. In other market areas the Company competes with a variety of companies including Adaptec, Chips and Technologies, Cirrus Logic, LSI Logic, S3 Incorporated, Tseng Labs and VLSI Technology.

     The Company also competes with companies offering products based on alternative data storage and retrieval technologies. Technological advances in magnetic, optical, flash or other technologies, could result in the introduction of competitive products with performance superior to and prices lower than the Company's products, which could adversely affect the Company's results of operations.

BACKLOG

     At July 1, 1995, the Company's backlog, consisting of orders scheduled for delivery within the next twelve months, aggregated approximately $425.8 million, compared with a backlog at June 30, 1994 which aggregated approximately $223.1 million. Historically, a substantial portion of the Company's orders have been for shipments within 30 to 60 days of the placement of the order. The Company's sales are made under contracts and purchase orders that, under industry practice, may be canceled with relatively short notice to the Company, subject to payment of certain costs, or modified by customers to provide for delivery at a later date. Also, certain of the Company's sales to OEMs are made under "just-in-time" delivery contracts that do not generally require firm order commitments by the customer. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue and profit.

PATENTS AND LICENSES

     Although the Company owns numerous patents and has many patent applications in process, the Company believes that the successful manufacture and marketing of its products generally depends more upon the experience, technical know-how and creative ability of its personnel rather than upon ownership of patents.

     The Company pays royalties under several patent licensing agreements that require periodic payments. From time to time, the Company receives claims of alleged patent infringement from patent holders which typically contain an offer to grant the Company a license. It is the Company's policy to evaluate each claim and, if appropriate, to enter into licensing arrangements. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered license will be acceptable to the Company. No assurance can be given that failure to obtain a license would not adversely affect the Company's business, consolidated financial position or results of operations -- see "Legal Proceedings."

EMPLOYEES

     As of July 1, 1995, the Company employed a total of 7,647 full-time employees, of whom 803 were engaged in engineering, 526 in sales and administration and 442 in manufacturing in the United States. The Company employed 1,592 employees at its hard drive manufacturing facility in Malaysia, 4,157 at its hard drive manufacturing facility in Singapore, and 127 at its international sales offices.

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

ITEM 2.  PROPERTIES

     The Company's headquarters are located in a 358,000 square foot building in Irvine, California. This building houses management, research and development, administrative and sales personnel and is leased to the Company pursuant to an agreement expiring in June 2000. The Company's hard drive manufacturing facilities are located in Singapore and Malaysia. The Singapore facility consists of several buildings totaling approximately 297,000 square feet. These buildings are leased to the Company pursuant to several agreements expiring from November 1996 through August 1997. The 88,000 square foot Malaysia facility is owned by the Company and located in Kuala Lumpur. The Company recently acquired an adjacent parcel of land in Malaysia to expand its hard drive manufacturing facility. In addition, the Company leases office space in Mountain View and San Jose, California and in Rochester, Minnesota for research and development activities, and in Santa Clara, California for media processing activities.

     The Company also leases office space in various other locations throughout the world primarily for sales and technical support. The Company's present facilities are adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue.

ITEM 3.  LEGAL PROCEEDINGS

     The Company was sued by Amstrad plc ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million for out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages plus exemplary damages in an unspecified amount. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad lawsuit.

     The Company was sued in March 1993 in the United States District Court for the Northern District of California by Conner Peripherals, Inc. ("Conner"). The suit alleges that the Company infringes five Conner patents and seeks damages (including treble damages) in an unspecified amount and injunctive relief. If Conner were to prevail in its claims, the Company could be enjoined from using any of the Conner patents found to be valid and infringed that are the subject of this action as well as held liable for past infringement damages. The amount of such damages, if any, could be material. The Company believes that it has meritorious defenses to Conner's claims and intends to defend itself against the Conner lawsuit. The Company has also filed a suit alleging that Conner infringes two of the Company's patents.

     The Company was sued in December 1994 by Rodime plc ("Rodime") in the United States District Court for the Central District of California. The suit alleges that the Company infringes one of Rodime's patents which relates to 3.5-inch hard drives. Based on the opinion of patent counsel, the Company believes that the broad claims of the Rodime patent, if scrutinized in court, will not withstand an attack on validity and believes the Company has not infringed any valid claim of the Rodime patent. If Rodime were to prevail on its claim, the Company could be held liable for damages for past infringement. The damages, if any, are uncertain but could be material. The Company believes that it has meritorious defenses to Rodime's claims and intends to vigorously defend itself against the Rodime lawsuit.

     The Company is also subject to certain other legal proceedings and claims arising in connection with its business. There can be no assurance that such legal proceedings and claims would be resolved without any material adverse effect on the Company's business, consolidated financial position or results of operations.

     It is management's opinion, however, that none of the above mentioned legal proceedings and claims will have a material adverse effect on the Company's business, consolidated financial position or results of operations. The costs of defending such litigation can be substantial, regardless of outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all the executive officers of the Company as of September 1995 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

                   NAME                      AGE                    POSITION
-------------------------------------------  ---   -------------------------------------------
Charles A. Haggerty........................  54    Chairman of the Board, President and Chief
                                                   Executive Officer
Kathryn A. Braun...........................  44    Executive Vice President, Personal Storage
                                                   Group
Kenneth E. Hendrickson.....................  54    Executive Vice President, Microcomputer
                                                   Products Group
D. Scott Mercer............................  44    Executive Vice President, Chief Financial
                                                   and Administrative Officer
Marc H. Nussbaum...........................  39    Senior Vice President, Engineering
Michael A. Cornelius.......................  53    Vice President, Law and Secretary
Scott Tor Hughes...........................  32    Vice President, Human Resources
David W. Schafer...........................  43    Vice President, Worldwide Sales
Duston M. Williams.........................  37    Vice President and Treasurer

     Messrs. Nussbaum, Schafer and Williams and Ms. Braun have been employed by the Company for more than five years and have served in various executive capacities with the Company before being appointed to their present positions.

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

     Mr. Cornelius joined the Company in January 1995. Prior to joining the Company, he served in various positions with U.S. affiliates of Nissan Motor Company, Inc. for 19 years. From 1990 to 1992, he served as

Nissan North America's Vice President of Legal and Public Affairs. Immediately prior to joining the Company, he held the position of Vice President of Corporate Affairs for Nissan North America.

     Mr. Hughes joined the Company in July 1993 as Vice President, Human Resources before becoming an elected officer of the Company in July 1994. Prior to joining the Company, he served as Director of Human Resources of Quantum Corporation from 1992 to 1993. From 1990 to 1992, he served in various capacities with Western Digital, including acting Vice President, Human Resources.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is incorporated herein by reference the information required by this
Item included in the Company's 1995 Annual Report to Shareholders on page 32.

ITEM 6.  SELECTED FINANCIAL DATA

     There is incorporated herein by reference the information required by this
Item included in the Company's 1995 Annual Report to Shareholders on page 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's 1995 Annual Report to Shareholders on pages 12 to 15.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is incorporated herein by reference the information required by this
Item included in the Company's 1995 Annual Report to Shareholders on pages 16 to 29 and page 31 and supplementary data schedule which is listed in Item 14 of
Part IV of this report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 1995 and the information from the section entitled "Executive Officers of the Registrant" following Part 1, Item 4 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 1995. Western Digital maintains certain employee benefit plans and programs in which its executive officers and directors are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1, 10.2, 10.3, 10.10, 10.11, 10.12, 10.14, 10.15, 10.16, 10.21, 10.30 and 10.31 to this
Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) Documents filed as a part of this Report:

          (1) Financial Statements

             The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 14 are filed as part of this Report and incorporated herein by reference.

          (2) Financial Statement Schedules

             The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 14 is filed as part of this Report and incorporated herein by reference.

        (3) Exhibits

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                 DESCRIPTION                                       PAGE
------   ------------------------------------------------------------------------    ------------
 3.1     Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K
         as filed with the Securities and Exchange Commission on January 15,
         1987)...................................................................
 3.2.1   By-laws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 1994)...............................
 3.3     Certificate of Agreement of Merger(2)...................................
 3.4     Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement
         on Form S-3 (File No. 33-28374) as filed with the Securities and
         Exchange Commission on April 26, 1989)..................................
 4.1     Rights Agreement between the Registrant and First Interstate Bank, Ltd., as Rights Agent, dated as of December 1, 1988 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 1988).......
 4.2     Amendment No. 1 to Rights Agreement by and between the Registrant and
         First Interstate Bank, Ltd. dated as of August 10, 1990 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K as
         filed with the Securities and Exchange Commission on August 14, 1990)...
 4.3     Certificate of Designation, Preferences and Rights of Series A Junior
         Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit A of Exhibit 1 to the Registrant's Current Report
         on Form 8-K as filed with the Securities and Exchange Commission on
         December 12, 1988)......................................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                 DESCRIPTION                                       PAGE
------   ------------------------------------------------------------------------    ------------
10.1     The Western Digital Corporation Amended and Restated Employee Stock
         Option Plan(7)**........................................................
10.2     The Western Digital Corporation Stock Option Plan for Non-Employee
         Directors(7)**..........................................................
10.3     The Registrant's 1993 Employee Stock Purchase Plan(3)**.................
10.4     Receivables Contribution and Sale Agreements, dated as of January 7,
         1994 by and between the Company, as seller, and Western Digital Capital
         Corporation, as buyer(5)................................................
10.5     Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J. P. Morgan Delaware, as administrative agent(5)...................
10.6     First Amendment to Receivables Purchase Agreement, dated March 23, 1994, by and between Western Digital Corporation, as seller and the Financial
         Institutions listed therein as bank purchasers and administrative agents(5)...............................................................
10.7     Assignment Agreement, dated as of March 23, 1994, by and between J. P.
         Morgan Delaware as Bank Purchaser and Assignor and the Bank of
         California, N.A. and the Long-term Credit Bank of Japan, LTD., Los
         Angeles Agency, as Assignees(5).........................................
10.8     Asset Purchase Agreement dated December 16, 1993 by and between
         Motorola, Inc. and Western Digital regarding the sale and purchase of
         Western Digital's wafer fabrication facilities and certain related assets(4)...............................................................
10.10    The Western Digital Corporation Deferred Compensation Plan(6)**.........
10.11    The Western Digital Corporation Executive Bonus Plan(6)**...............
10.12    The Extended Severance Plan of the Registrant(6)**......................
10.13    Manufacturing Building lease between Wan Tien Realty Pte Ltd and Western
         Digital (Singapore) Pte Ltd dated as of November 9, 1993 (incorporated by reference to Exhibit 10.17.1 to the Registrant's Quarterly Report on
         Form 10-Q as filed with the Securities and Exchange Commission on
         January 25, 1994).......................................................
10.14    The Management Incentive Compensation Plan of the Registrant for fiscal year 1995(7)**..........................................................
10.15    Fiscal Year 1996 Western Digital Short-Term Bonus Plan(9)* **...........
10.16    Western Digital Long-Term Retention Plan* **............................
10.17    Subleases between Wan Tien Realty Pte Ltd and Western Digital
         (Singapore) Pte Ltd dated as of September 1, 1991(1)....................
10.18    Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore)
         Pte Ltd dated as of October 12, 1992(1).................................
10.21    The Registrant's Non-Employee Directors Stock-for-Fees Plan(1)**........
10.22    Office Building Lease between The Irvine Company and the Registrant dated as of January 13, 1988 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's Annual Report to Form 10-K as
         filed on Form 8 with the Securities and Exchange Commission on
         November 18, 1988)(8)...................................................
10.30    The Registrant's Savings and Profit Sharing Plan* **....................
10.31    First Amendment to the Registrant's Savings and Profit
         Sharing Plan* **........................................................
11       Computation of Per Share Earnings (see page 18 hereof)..................
13       1995 Annual Report to Shareholders, not deemed to be filed herein except for certain portions which have been incorporated herein by reference...
21       Subsidiaries of the Company (see page 19 hereof)........................
23       Consent of Independent Auditors (see page 20 hereof)....................
27       Financial Data Schedule.................................................

---------------

  *  New exhibit filed with this Report.

 ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 (1) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

 (2) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-l (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

 (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 33-51725) as filed with the Securities and Exchange Commission on December 28, 1993.

 (4) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 1994.

 (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1994.

 (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 1995.

 (8) Subject to confidentiality order dated November 21, 1988.

 (9) Confidential treatment requested.

     (B) Reports on Form 8-K:  None.

                          WESTERN DIGITAL CORPORATION

                    SEC FORM 10-K, ITEMS 8, 14(A) AND 14(D)

            Index to Consolidated Financial Statements and Schedules

                                                                                  ANNUAL REPORT
                                                                                     PAGE(S)
                                                                                  -------------
Consolidated Financial Statements:
  Consolidated Statements of Operations -- Three Years Ended July 1, 1995.......     16
  Consolidated Balance Sheets -- July 1, 1995 and June 30, 1994.................     17
  Consolidated Statements of Shareholders' Equity -- Three Years Ended July 1,
     1995.......................................................................     18
  Consolidated Statements of Cash Flows -- Three Years Ended July 1, 1995.......     19
  Notes to Consolidated Financial Statements....................................     20-29
  Independent Auditors' Report..................................................     30
Supplementary Data:
  Quarterly Information (unaudited).............................................     31

     The Consolidated Financial Statements, Independent Auditors' Report and unaudited quarterly information listed in the above index which are included in the Company's 1995 Annual Report to Shareholders are hereby incorporated by reference. With the exception of the items referred to above and in Items 5, 6, 7 and 8, the Company's Annual Report to Shareholders for the fiscal year ended July 1, 1995 is not deemed filed as part of this Report.

Schedules:

     II Consolidated Valuation and Qualifying Accounts

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

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors
Western Digital Corporation:

     Under date of July 17, 1995, we reported on the consolidated balance sheets of Western Digital Corporation as of July 1, 1995 and June 30, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 1, 1995, as contained in the 1995 Annual Report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Orange County, California
July 17, 1995

                          WESTERN DIGITAL CORPORATION

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                              ALLOWANCE FOR
                                                                                DOUBTFUL
    THREE YEARS ENDED JULY 1, 1995                                              ACCOUNTS
    ------------------------------------------------------------------------  -------------
    Balance at June 30, 1992................................................     $ 8,004
      Charges to operations.................................................       2,476
      Deductions............................................................      (1,044)
      Other.................................................................         (96)
                                                                                 -------
    Balance at June 30, 1993................................................       9,340
      Charges to operations.................................................       3,797
      Deductions............................................................      (2,124)
      Other.................................................................        (188)
                                                                                 -------
    Balance at June 30, 1994................................................      10,825
      Charges to operations.................................................         250
      Deductions............................................................      (1,682)
      Other.................................................................         (84)
                                                                                 -------
    Balance at July 1, 1995.................................................     $ 9,309
                                                                                 =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTERN DIGITAL CORPORATION

                                          By:            SCOTT MERCER
                                             -----------------------------------
                                                      D. Scott Mercer
                                              Executive Vice President, Chief
                                                          Financial
                                                 and Administrative Officer
Dated: September 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 1995.

                  SIGNATURE                                        TITLE
---------------------------------------------  ----------------------------------------------
             CHARLES A. HAGGERTY               Chairman of the Board, President and Chief
---------------------------------------------  Executive Officer (Principal Executive
             Charles A. Haggerty               Officer)

                SCOTT MERCER                   Executive Vice President, Chief Financial and
---------------------------------------------  Administrative Officer (Principal Financial
               D. Scott Mercer                 and Accounting Officer)

             JAMES A. ABRAHAMSON               Director
---------------------------------------------
             James A. Abrahamson

              PETER D. BEHRENDT                Director
---------------------------------------------
              Peter D. Behrendt

                 I. M. BOOTH                   Director
---------------------------------------------
                 I. M. Booth

                 G. L. BRAGG                   Director
---------------------------------------------
               George L. Bragg

                 I. FEDERMAN                   Director
---------------------------------------------
               Irwin Federman

                ANDRE R. HORN                  Director
---------------------------------------------
                Andre R. Horn

               ANNE O. KRUEGER                 Director
---------------------------------------------
               Anne O. Krueger

              THOMAS E. PARDUN                 Director
---------------------------------------------
              Thomas E. Pardun

                                                                      EXHIBIT 11

                          WESTERN DIGITAL CORPORATION

                       COMPUTATION OF PER SHARE EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              JULY 1,     JUNE 30,     JUNE 30,
                                                                1995        1994         1993
                                                              --------     -------     --------
PRIMARY
  Net income (loss).........................................  $123,302     $73,136     $(25,108)
                                                              ========     =======     ========
  Weighted average number of common shares outstanding
     during the period......................................    46,082      39,341       31,813
  Incremental common shares attributable to exercise of
     outstanding options, warrants and ESPP contributions...     2,116       2,022           --
                                                              --------     -------     --------
     Total shares...........................................    48,198      41,363       31,813
                                                              ========     =======     ========
  Net income (loss) per share...............................  $   2.56     $  1.77     $   (.79)
                                                              ========     =======     ========
FULLY DILUTED
  Net income (loss).........................................  $123,302     $73,136     $(25,108)
  Add back: interest expense, net of income tax effect
     applicable to convertible subordinated debentures......     3,594       4,664           --
                                                              --------     -------     --------
                                                              $126,896     $77,800     $(25,108)
                                                              ========     =======     ========
  Weighted average number of common shares outstanding
     during the period......................................    46,082      39,341       31,813
  Incremental common shares attributable to exercise of
     outstanding options, warrants and ESPP contributions...     2,125       2,280           --
  Incremental common shares attributable to conversion of
     convertible subordinated debentures....................     3,213       4,059           --
                                                              --------     -------     --------
     Total shares...........................................    51,420      45,680       31,813
                                                              ========     =======     ========
  Net income (loss) per share...............................  $   2.47     $  1.70     $   (.79)
                                                              ========     =======     ========

                                                                      EXHIBIT 21

                          WESTERN DIGITAL CORPORATION

                          SUBSIDIARIES OF THE COMPANY

                              NAME                                        JURISDICTION
----------------------------------------------------------------  ----------------------------
Western Digital Ireland, Ltd....................................  Cayman Islands
Western Digital (Malaysia) SDN BHD..............................  Malaysia
Western Digital (Deutschland) GmbH..............................  Federal Republic of Germany
Western Digital (France) S.a.r.1................................  France
Western Digital Japan Ltd.......................................  Japan
Western Digital (U.K.) Limited..................................  United Kingdom
Western Digital Canada Corporation..............................  Canada
Western Digital (Singapore) Pte Ltd.............................  Singapore
Western Digital Taiwan Co., Ltd.................................  Taiwan, Republic of China
Western Digital Hong Kong Limited...............................  Hong Kong
Western Digital Netherlands B.V.................................  The Netherlands
Western Digital (S.E. Asia) Pte Ltd.............................  Singapore
Western Digital Capital Corporation.............................  Delaware
Western Digital (I.S.) Limited..................................  Ireland
Western Digital (HPSG Singapore) Pte Ltd........................  Singapore
Arrington Limited*..............................................  Republic of Ireland
Selenar Corporation*............................................  California
Selenar GmbH*...................................................  Federal Republic of Germany
Western Digital Europe*.........................................  California
Western Digital Pacific Corporation*............................  California
Western Digital Korea Sales, Ltd.*..............................  Republic of Korea

---------------
* represents inactive subsidiaries of the Company

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Western Digital Corporation:

     We consent to the incorporation by reference in the Registration Statements (Nos. 2-76179, 2-97365, 33-57953, 33-9853, 33-15771, 33-60166, 33-60168 and
33-51725) on Form S-8 of Western Digital Corporation of our reports dated July 17, 1995, relating to the consolidated balance sheets of Western Digital Corporation as of July 1, 1995 and June 30, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 1, 1995, and the related schedule, which reports appear in or are incorporated by reference in the July 1, 1995 Annual Report on Form 10-K of Western Digital Corporation.

                                          KPMG PEAT MARWICK LLP
Orange County, California
September 27, 1995

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                 DESCRIPTION                                       PAGE
------   ------------------------------------------------------------------------    ------------
 3.1     Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K
         as filed with the Securities and Exchange Commission on January 15,
         1987)...................................................................
 3.2.1   By-laws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 1994)...............................
 3.3     Certificate of Agreement of Merger(2)...................................
 3.4     Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement
         on Form S-3 (File No. 33-28374) as filed with the Securities and
         Exchange Commission on April 26, 1989)..................................
 4.1     Rights Agreement between the Registrant and First Interstate Bank, Ltd., as Rights Agent, dated as of December 1, 1988 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 1988).......
 4.2     Amendment No. 1 to Rights Agreement by and between the Registrant and
         First Interstate Bank, Ltd. dated as of August 10, 1990 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K as
         filed with the Securities and Exchange Commission on August 14, 1990)...
 4.3     Certificate of Designation, Preferences and Rights of Series A Junior
         Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit A of Exhibit 1 to the Registrant's Current Report
         on Form 8-K as filed with the Securities and Exchange Commission on
         December 12, 1988)......................................................
10.1     The Western Digital Corporation Amended and Restated Employee Stock
         Option Plan(7)**........................................................
10.2     The Western Digital Corporation Stock Option Plan for Non-Employee
         Directors(7)**..........................................................
10.3     The Registrant's 1993 Employee Stock Purchase Plan(3)**.................
10.4     Receivables Contribution and Sale Agreements, dated as of January 7,
         1994 by and between the Company, as seller, and Western Digital Capital
         Corporation, as buyer(5)................................................
10.5     Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J. P. Morgan Delaware, as administrative agent(5)...................
10.6     First Amendment to Receivables Purchase Agreement, dated March 23, 1994, by and between Western Digital Corporation, as seller and the Financial
         Institutions listed therein as bank purchasers and administrative agents(5)...............................................................
10.7     Assignment Agreement, dated as of March 23, 1994, by and between J. P.
         Morgan Delaware as Bank Purchaser and Assignor and the Bank of
         California, N.A. and the Long-term Credit Bank of Japan, LTD., Los
         Angeles Agency, as Assignees(5).........................................
10.8     Asset Purchase Agreement dated December 16, 1993 by and between
         Motorola, Inc. and Western Digital regarding the sale and purchase of
         Western Digital's wafer fabrication facilities and certain related assets(4)...............................................................
10.10    The Western Digital Corporation Deferred Compensation Plan(6)**.........
10.11    The Western Digital Corporation Executive Bonus Plan(6)**...............
10.12    The Extended Severance Plan of the Registrant(6)**......................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                 DESCRIPTION                                       PAGE
------   ------------------------------------------------------------------------    ------------
10.13    Manufacturing Building lease between Wan Tien Realty Pte Ltd and Western
         Digital (Singapore) Pte Ltd dated as of November 9, 1993 (incorporated by reference to Exhibit 10.17.1 to the Registrant's Quarterly Report on
         Form 10-Q as filed with the Securities and Exchange Commission on
         January 25, 1994).......................................................
10.14    The Management Incentive Compensation Plan of the Registrant for fiscal year 1995(7)**..........................................................
10.15    Fiscal Year 1996 Western Digital Short-Term Bonus Plan(9)* **...........
10.16    Western Digital Long-Term Retention Plan* **............................
10.17    Subleases between Wan Tien Realty Pte Ltd and Western Digital
         (Singapore) Pte Ltd dated as of September 1, 1991(1)....................
10.18    Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore)
         Pte Ltd dated as of October 12, 1992(1).................................
10.21    The Registrant's Non-Employee Directors Stock-for-Fees Plan(1)**........
10.22    Office Building Lease between The Irvine Company and the Registrant dated as of January 13, 1988 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's Annual Report to Form 10-K as
         filed on Form 8 with the Securities and Exchange Commission on
         November 18, 1988)(8)...................................................
10.30    The Registrant's Savings and Profit Sharing Plan* **....................
10.31    First Amendment to the Registrant's Savings and Profit Sharing
         Plan* **................................................................
11       Computation of Per Share Earnings (see page 18 hereof)..................
13       1995 Annual Report to Shareholders, not deemed to be filed herein except for certain portions which have been incorporated herein by reference...
21       Subsidiaries of the Company (see page 19 hereof)........................
23       Consent of Independent Auditors (see page 20 hereof)....................
27       Financial Data Schedule.................................................

---------------

  *  New exhibit filed with this Report.

 ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 (1) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

 (2) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-l (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

 (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 33-51725) as filed with the Securities and Exchange Commission on December 28, 1993.

 (4) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 1994.

 (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1994.

 (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 1995.

 (8) Subject to confidentiality order dated November 21, 1988.

 (9) Confidential treatment requested.