Form 10-Q
period 1995-09-30
WESTERN DIGITAL CORP
filed 1995-11-13
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ______________________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

                                       OR

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from           to

                         Commission file number 1-8703



                           WESTERN DIGITAL CORPORATION
       ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                             95-2647125
       ---------------------------------------------------------------------
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification No.)


               8105 Irvine Center Drive
                  Irvine, California                         92718
       ---------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (714) 932-5000


                                     N/A
   -------------------------------------------------------------------------
              Former name, former address and former fiscal year
                        if changed since last report.


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

         Number of shares outstanding of Common Stock, as of November 1, 1995 is 47,514,239.

                          WESTERN DIGITAL CORPORATION

                                     INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Statements of Income - Three-Month Periods
                       Ended September 30, 1995 and October 1, 1994   . . . . . . . . . . . . .          3

                       Consolidated Balance Sheets - September 30, 1995 and
                       July 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4

                       Consolidated Statements of Cash Flows - Three-Month Periods
                       Ended September 30, 1995 and October 1, 1994 . . . . . . . . . . . . . .          5

                       Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .          6

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . . . . . . . . . . . . . .          7

PART II.    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .          9

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10

            Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THREE-MONTH PERIOD ENDED
                                                            --------------------------------------
                                                               SEPT. 30,                OCT. 1,
                                                                 1995                    1994
                                                            --------------          --------------
Revenues, net . . . . . . . . . . . . . . . . . . . . . .     $    558,149            $    464,590
Costs and expenses:
     Cost of revenues   . . . . . . . . . . . . . . . . .          477,357                 366,823
     Research and development   . . . . . . . . . . . . .           40,723                  28,698
     Selling, general and administrative  . . . . . . . .           33,904                  31,167
                                                              ------------            ------------
          Total costs and expenses  . . . . . . . . . . .          551,984                 426,688
                                                              ------------            ------------
Operating income  . . . . . . . . . . . . . . . . . . . .            6,165                  37,902
Interest and other income . . . . . . . . . . . . . . . .            3,632                   2,943
                                                              ------------            ------------
Income before income taxes  . . . . . . . . . . . . . . .            9,797                  40,845
Provision for income taxes  . . . . . . . . . . . . . . .            1,470                   6,127
                                                              ------------            -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .     $      8,327            $     34,718
                                                              ============            ============
Earnings per common and common
     equivalent share (Note 2):
          Primary   . . . . . . . . . . . . . . . . . . .     $        .16            $        .73
                                                              ============            ============
          Fully diluted   . . . . . . . . . . . . . . . .     $        .16            $        .70
                                                              ============            ============
Common and common equivalent shares used
     in computing per share amounts:
          Primary   . . . . . . . . . . . . . . . . . . .           51,641                  47,264
                                                              ============            ============
          Fully diluted   . . . . . . . . . . . . . . . .           51,643                  51,323
                                                              ============            ============





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 SEPT. 30,               JULY 1,
                                                                  1995                    1995
                                                              ------------           -------------
                                    ASSETS

Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . .     $    159,174            $    217,531
     Short-term investments   . . . . . . . . . . . . . .           82,690                  90,177
     Accounts receivable, less allowance for doubtful
          accounts of $9,673 and $9,309   . . . . . . . .          319,148                 303,841
     Inventories  (Note 3)  . . . . . . . . . . . . . . .          147,078                  98,925
     Prepaid expenses   . . . . . . . . . . . . . . . . .           20,799                  19,663
                                                              ------------            ------------
          Total current assets  . . . . . . . . . . . . .          728,889                 730,137
Property and equipment, at cost, less accumulated
     depreciation and amortization  . . . . . . . . . . .           94,856                  88,576
Intangible and other assets, net  . . . . . . . . . . . .           40,087                  40,127
                                                              ------------            ------------
          Total assets  . . . . . . . . . . . . . . . . .     $    863,832            $    858,840
                                                              ============            ============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable   . . . . . . . . . . . . . . . . .     $    288,883            $    250,325
     Accrued compensation   . . . . . . . . . . . . . . .           10,513                  30,064
     Accrued expenses   . . . . . . . . . . . . . . . . .           86,071                  89,213
                                                              ------------            ------------
          Total current liabilities   . . . . . . . . . .          385,467                 369,602
Deferred income taxes . . . . . . . . . . . . . . . . . .           16,597                  15,812
Commitments and contingent liabilities
Shareholders' equity:
     Preferred stock, $.10 par value;
          Authorized: 5,000 shares
          Outstanding:  None                                            --                      --
     Common stock, $.10 par value;
          Authorized:  95,000 shares
          Outstanding:  50,666 shares at
          September 30 and 50,482 shares
          at July 1   . . . . . . . . . . . . . . . . . .            5,066                   5,048
     Additional paid-in capital   . . . . . . . . . . . .          357,051                 355,624
     Retained earnings  . . . . . . . . . . . . . . . . .          131,903                 123,576
     Treasury stock-common stock at cost;
          2,040 shares at September 30 and
          805 shares at July 1 (Note 4)   . . . . . . . .          (32,252)                (10,822)
                                                              ------------            ------------
          Total shareholders' equity  . . . . . . . . . .          461,768                 473,426
                                                              ------------            ------------
          Total liabilities and shareholders' equity  . .     $    863,832            $    858,840
                                                              ============            ============



   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                         THREE-MONTH PERIOD ENDED
                                                                   -------------------------------------
                                                                      SEPT. 30,               OCT. 1,
                                                                        1995                   1994
                                                                   -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   . . . . . . . . . . . . . . . . . . . . . . .     $      8,327            $    34,718
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
          Depreciation and amortization   . . . . . . . . . . .           12,363                  9,428
          Changes in current assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . .          (15,307)               (42,451)
               Inventories  . . . . . . . . . . . . . . . . . .          (48,153)               (16,456)
               Prepaid expenses   . . . . . . . . . . . . . . .           (1,136)                (6,625)
               Accounts payable and accrued expenses  . . . . .           15,865                 21,325
     Other assets   . . . . . . . . . . . . . . . . . . . . . .              669                 (1,183)
     Deferred income taxes  . . . . . . . . . . . . . . . . . .              785                     50
                                                                    ------------             ----------
          Net cash used for operating activities  . . . . . . .          (26,587)                (1,194)
                                                                    ------------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments   . . . . . . . . . . .            7,487                     --
     Capital expenditures, net  . . . . . . . . . . . . . . . .          (16,647)               (17,637)
     Decrease (increase) in other assets  . . . . . . . . . . .           (2,625)                 1,365
                                                                    ------------             ----------
          Net cash used for investing activities  . . . . . . .          (11,785)               (16,272)
                                                                    ------------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options  . . . . . . . . . . . . . . . .            2,203                    799
     Proceeds from ESPP shares issued . . . . . . . . . . . . .            3,795                  2,656
     Repurchase of common stock (Note 4)  . . . . . . . . . . .          (25,983)                    --
                                                                    ------------            -----------
           Net cash provided by (used for) financing
                activities  . . . . . . . . . . . . . . . . . .          (19,985)                 3,455
                                                                    ------------            -----------
     Net decrease in cash and cash equivalents  . . . . . . . .          (58,357)               (14,011)
     Cash and cash equivalents, beginning of period   . . . . .          217,531                243,484
                                                                    ------------            -----------
     Cash and cash equivalents, end of period   . . . . . . . .     $    159,174            $   229,473
                                                                    ============            ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for income taxes  . . . . . . . . .     $      1,127            $     3,195


   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 1, 1995.

2. Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented. For the quarter ended October 1, 1994, fully diluted earnings per share additionally reflect dilutive shares assumed to be issued upon conversion of the Company's convertible subordinated debentures.

3.       Inventories comprised the following:

                                                                    SEPT. 30,                JULY 1,
                                                                      1995                    1995
                                                                 -------------            ------------
         (in thousands)
         Finished goods . . . . . . . . . . . . . . . . .         $     61,134            $     31,811
         Work in process  . . . . . . . . . . . . . . . .               40,824                  35,763
         Raw materials and component parts  . . . . . . .               45,120                  31,351
                                                                  ------------            ------------
                                                                  $    147,078            $     98,925
                                                                  ============            ============

4. During the quarter ended September 30, 1995, the Company repurchased 1,574,400 shares of its common stock in the open market at a cost of approximately $26.0 million. This amount was offset by 339,176 shares distributed in conjunction with the Employee Stock Purchase Plan ("ESPP").

5. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three-month periods ended September 30, 1995 and October 1, 1994 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 1, 1995.

6. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales of hard drive products were $522.9 million in the first quarter of 1996, an increase of $109.1 million or 26% from the first quarter of 1995. The growth in hard drive product revenues was the result of a 29% increase in hard drive units shipped, offset by a decline in average selling prices ("ASPs"). Hard drive product revenues decreased $22.7 million or four percent from the immediately preceding quarter primarily due to the decline in ASPs.

Sales of microcomputer products for the current quarter were $35.2 million, down $15.6 million or 31% from the first quarter of 1995 and $4.3 million or 11% from the immediately preceding quarter. The decline in microcomputer product sales is primarily due to lower sales of the Company's multimedia products.

Gross profit margins were as follows:

                                                             Three-Month Period Ended
                                                      ----------------------------------------
                                                      9/30/95           7/1/95         10/1/94
                                                      -------           ------         -------
Hard drive products                                     13.0%            15.0%          18.8%
Microcomputer products                                  36.9%            43.0%          39.4%

Overall                                                 14.5%            16.9%          21.1%

The decrease in hard drive product gross profit margin from the first quarter of 1995 is due to the decline in ASPs combined with a broader product mix shipped to retail customers (including lower capacity hard drives which typically have lower gross margins). The reduction in gross profit margin from the immediately preceding quarter was the result of continued competitive pricing pressures, particularly with the Company's higher capacity product offerings.

The gross profit margin percentage for microcomputer products declined from the first quarter of 1995 and the immediately preceding quarter because of the relationship between fixed costs and the lower revenue base.

Research and development ("R&D") expense for the current quarter increased $12.0 million or 42% over the same period a year ago and $3.0 million or 8% as compared to the fourth quarter of 1995. Higher expenditures to support new product introductions, including high performance storage product development activities, was the primary factor contributing to the increases.

Selling, general and administrative ("SG&A") expenses increased $2.7 million or 9% from the first quarter of 1995 in support of higher revenue levels. SG&A expense decreased slightly from the fourth quarter of 1995 as the decline in pretax income resulted in lower accruals for annual incentive plans.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest and other income for the current quarter was $3.6 million, as compared to $2.9 million in the first quarter of 1995 and $3.9 million in the immediately preceding quarter. The elimination of the Company's outstanding debt generated the improvement in interest and other income over the prior year. The decrease from the immediately preceding quarter is primarily the result of lower average cash and short-term investment balances.

FINANCIAL CONDITION

Cash and short-term investments totaled $241.9 million at September 30, 1995 as compared to $307.7 million at July 1, 1995. Net cash used for operating activities was $26.6 million. Cash flow from earnings, depreciation and an increase in current liabilities was more than offset by cash used to fund increases in accounts receivable and inventories. Capital additions during the first quarter totaled $16.6 million and were incurred primarily to support increased production of hard drives and related components. Also, $26.0 million was used to repurchase 1.6 million shares of the Company's common stock in the open market.

The ability of the Company to continue to effectively manage its working capital and operate profitably is dependent upon a number of factors including competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's manufacturing operations and the timely development and introduction of new products which address market needs.

PART II.   OTHER INFORMATION


ITEM 6.    Exhibits and reports on Form 8-K.

           (a)   Exhibits:

                 11    Computation of Per Share Earnings.

                 27    Financial Data Schedule.

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


                                         WESTERN DIGITAL CORPORATION
                                         -----------------------------------
                                         Registrant




                                         /s/ Scott Mercer
                                         -----------------------------------
                                             D. Scott Mercer
                                             Executive Vice President,
                                             Chief Financial and
                                             Administrative Officer


Date:    November 13, 1995

                                 EXHIBIT INDEX


                                                                                                  SEQUENTIALLY
EXHIBIT                                                                                             NUMBERED
NUMBER                                              DESCRIPTION                                       PAGE
------                                              -----------                                   ------------
11               Computation of Per Share Earnings. . . . . . . . . . . . . . . . . . . . .

27               Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . .
