Form 10-Q
period 1995-12-30
WESTERN DIGITAL CORP
filed 1996-02-12
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ______________________________________

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 1995.

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         Commission file number 1-8703

                          WESTERN DIGITAL CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                 95-2647125
          ------------------------------------------------------------
              (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)           Identification No.)

              8105 Irvine Center Drive
              Irvine, California                       92718
         -------------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)


     REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (714) 932-5000

                                      N/A
--------------------------------------------------------------------------------
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

     Number of shares outstanding of Common Stock, as of February 1, 1996 is 45,122,582.

                          WESTERN DIGITAL CORPORATION
                                 SEC FORM 10-Q
                                     INDEX

                                                                               PAGE NO.
                                                                               --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Income - Three-Month Periods
                  Ended December 30, 1995 and December 31, 1994 .............      3

                  Consolidated Statements of Income - Six-Month Periods
                  Ended December 30, 1995 and December 31, 1994 .............      4

                  Consolidated Balance Sheets - December 30, 1995 and
                  July 1, 1995 ..............................................      5

                  Consolidated Statements of Cash Flows - Six-Month Periods
                  Ended December 30, 1995 and December 31, 1994 .............      6

                  Notes to Consolidated Financial Statements ................      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................      8

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders .........     10

         Item 6.  Exhibits and Reports on Form 8-K ..........................     10

         Signatures .........................................................     11

         Index to Exhibits ..................................................     12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE-MONTH PERIOD ENDED
                                                        ------------------------
                                                        DEC. 30,        DEC. 31,
                                                            1995            1994
                                                        --------        --------
Revenues, net .......................................   $757,992        $551,944
Costs and expenses:
   Cost of revenues .................................    654,613         442,904
   Research and development .........................     38,665          30,889
   Selling, general and administrative ..............     43,539          30,821
                                                        --------        --------
       Total costs and expenses .....................    736,817         504,614
                                                        --------        --------
Operating income ....................................     21,175          47,330
Net interest and other income .......................      3,155           2,733
Gain on sale of Multimedia business (Note 5) ........     17,275              --
                                                        --------        --------
Income before income taxes ..........................     41,605          50,063
Provision for income taxes ..........................      5,212           7,509
                                                        --------        --------
Net income ..........................................   $ 36,393        $ 42,554
                                                        ========        ========
Earnings per common and common
   equivalent share (Note 2):
       Primary ......................................   $    .75        $    .89
                                                        ========        ========
       Fully diluted ................................   $    .75        $    .85
                                                        ========        ========
Common and common equivalent shares used
   in computing per share amounts:
       Primary ......................................     48,438          47,683
                                                        ========        ========
       Fully diluted ................................     48,688          51,562
                                                        ========        ========


   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         SIX-MONTH PERIOD ENDED
                                                         -----------------------
                                                           DEC. 30,     DEC. 31,
                                                               1995         1994
                                                         ----------   ----------
Revenues, net ........................................   $1,316,141   $1,016,534
Costs and expenses:
   Cost of revenues ..................................    1,131,970      809,727
   Research and development ..........................       79,388       59,587
   Selling, general and administrative ...............       77,443       61,988
                                                         ----------   ----------
       Total costs and expenses ......................    1,288,801      931,302
                                                         ----------   ----------
Operating income .....................................       27,340       85,232
Net interest and other income ........................        6,787        5,676
Gain on sale of Multimedia business (Note 5) .........       17,275           --
                                                         ----------   ----------
Income before income taxes ...........................       51,402       90,908
Provision for income taxes ...........................        6,682       13,636
                                                         ----------   ----------
Net income ...........................................   $   44,720   $   77,272
                                                         ==========   ==========
Earnings per common and common
   equivalent share (Note 2):
       Primary .......................................   $      .89   $     1.63
                                                         ==========   ==========
       Fully diluted .................................   $      .89   $     1.55
                                                         ==========   ==========
Common and common equivalent shares used
   in computing per share amounts:
       Primary .......................................       50,039       47,473
                                                         ==========   ==========
       Fully diluted .................................       50,166       51,353
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DEC. 30,   JULY 1,
                                                                  1995      1995
                                                              --------  --------
                                 ASSETS

Current assets:
    Cash and cash equivalents ............................    $206,798  $217,531
    Short-term investments ...............................      62,831    90,177
    Accounts receivable, less allowance for doubtful
        accounts of $13,689 and $9,309 ...................     356,937   303,841
    Inventories  (Note 3) ................................     122,617    98,925
    Prepaid expenses .....................................      14,932    19,663
                                                              --------  --------
        Total current assets .............................     764,115   730,137
Property and equipment, at cost, less accumulated
    depreciation and amortization ........................     100,195    88,576
Intangible and other assets, net .........................      41,376    40,127
                                                              --------  --------
        Total assets .....................................    $905,686  $858,840
                                                              ========  ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................    $310,574  $250,325
   Accrued compensation ..................................      15,625    30,064
   Accrued expenses ......................................     110,998    89,213
                                                              --------  --------
       Total current liabilities .........................     437,197   369,602
Deferred income taxes ....................................      16,732    15,812
Shareholders' equity:
   Preferred stock, $.10 par value;
       Authorized: 5,000 shares
       Outstanding:  None ................................          --        --
   Common stock, $.10 par value;
       Authorized:  95,000 shares
       Outstanding:  50,666 shares at
         December 30 and 50,482 shares
         at July 1 .......................................       5,066     5,048
   Additional paid-in capital ............................     356,637   355,624
   Retained earnings .....................................     168,296   123,576
   Treasury stock-common stock at cost;
       4,969 shares at December 30 and
       805 shares at July 1 (Note 4) .....................     (78,242)  (10,822)
                                                              --------  --------
       Total shareholders' equity ........................     451,757   473,426
                                                              --------  --------
       Total liabilities and shareholders' equity ........    $905,686  $858,840
                                                              ========  ========


   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              SIX-MONTH PERIOD ENDED
                                                              ----------------------
                                                              DEC. 30,      DEC. 31,
                                                                  1995          1994
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................   $ 44,720      $ 77,272
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization .....................     25,854        19,615
        Gain on sale of Multimedia business ...............    (17,275)           --
        Changes in current assets and liabilities, net of
           the effect of the sale of the Multimedia
           business:
           Accounts receivable ............................    (57,096)      (38,210)
           Inventories ....................................    (30,721)      (31,908)
           Prepaid expenses ...............................      3,552       (12,891)
           Accounts payable and accrued expenses ..........     47,495        44,946
    Other assets ..........................................     (1,275)       (4,765)
    Deferred income taxes .................................        920         5,686
                                                              --------      --------
           Net cash provided by operating activities ......     16,174        59,745
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments .........     27,346       (71,571)
    Capital expenditures, net .............................    (35,404)      (28,913)
    Decrease (increase) in other assets ...................     (4,375)        2,000
    Proceeds from sale of Multimedia.......................
        business (Note 5) .................................     51,915            --
                                                              --------      --------
           Net cash provided by (used for) investing
              activities ..................................     39,482       (98,484)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options .............................      2,472         1,527
    Proceeds from ESPP shares issued ......................      3,795         2,656
    Repurchase of common stock (Note 4) ...................    (72,656)           --
                                                              --------      --------
           Net cash provided by (used for) financing
              activities ..................................    (66,389)        4,183
                                                              --------      --------
    Net decrease in cash and cash equivalents .............    (10,733)      (34,556)
    Cash and cash equivalents, beginning of period ........    217,531       243,484
                                                              --------      --------
    Cash and cash equivalents, end of period ..............   $206,798      $208,928
                                                              ========      ========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
    Interest ..............................................   $     --      $  2,718
    Income taxes ..........................................      1,682         4,115


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

2. Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented. For the three- and six-month periods ended December 31, 1994, fully diluted earnings per share additionally reflect dilutive shares assumed to be issued upon conversion of the Company's convertible subordinated debentures.

3.   Inventories consist of the following:

                                                           DEC. 30,      JULY 1,
                                                               1995         1995
                                                           --------      -------
     (in thousands)

     Finished goods ....................................   $ 28,104      $31,811
     Work in process ...................................     48,984       35,763
     Raw materials and component parts .................     45,529       31,351
                                                           --------      -------
                                                           $122,617      $98,925
                                                           ========      =======


4. During the six-month period ended December 30, 1995, the Company repurchased 4,553,700 shares of its common stock in the open market at a cost of $72.7 million. This amount was offset by 339,176 and 50,623 shares distributed in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively.

5. In October 1995, the Company sold its Multimedia business to Philips Semiconductors, Inc. ("Philips") for approximately $51.9 million under an asset purchase agreement. Through this transaction, Philips acquired specific assets and intellectual properties and assumed certain liabilities directly related to the Multimedia business.

6. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three- and six-month periods ended December 30, 1995 and December 31, 1994 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 1, 1995.

7. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales of hard drive products were $742.1 million in the second quarter of 1996, compared with $522.9 million in the immediately preceding quarter and $499.8 million in the second quarter of 1995. The growth in hard drive product revenues was the result of an increase in hard drive unit shipments of 43% and 54% in the current quarter as compared to the quarters ended September 30, 1995 and December 31, 1994, respectively. These increases were partially offset by a decline in average selling prices, although pricing pressures eased moderately in the current quarter. Sales of hard drive products were $1.3 billion in the six months ended December 30, 1995, an increase of $351.4 million or 38% from the same period of the prior year. The increase in hard drive product revenues was due to a 43% increase in hard drive units shipped, partially offset by lower average selling prices.

Sales of input/output products for the current quarter were $15.9 million, down $36.2 million or 69% from the second quarter of 1995 and $19.3 million or 55% from the immediately preceding quarter. Sales for the six-month period ended December 30, 1995 decreased $51.8 million or 50% from the corresponding period of the prior year. The decreases in revenues were primarily related to the sale of the Multimedia business during the second quarter of 1996.

Gross profit margins were as follows:

                            Three-Month Period Ended      Six-Month Period Ended
                          12/30/95   9/30/95  12/31/94    12/30/95      12/31/94
                          --------  --------  --------    --------      --------
Hard drive products         13.1%     13.0%     17.4%       13.0%         18.1%
Input/output products       40.7%     36.9%     42.0%       38.1%         40.7%

Overall                     13.6%     14.5%     19.8%       14.0%         20.3%

The decrease in hard drive product gross profit margin from the second quarter of 1995 and the six-month period ended December 31, 1994 was primarily due to two factors. First, higher-capacity products were introduced at lower average selling prices as a result of competitive pricing pressures. Second, the Company shipped a broader mix of hard drives during fiscal year 1996. This resulted in higher shipments of lower-capacity products at lower price points, which generally have smaller gross margins.

The gross profit margin percentage for input/output products declined from the second quarter of 1995 and the six-month period ended December 31, 1994 because of the relationship between fixed costs and the lower revenue base. The increase in gross profit margin from the first quarter of 1996 was primarily due to the change in mix of products sold as a result of the sale of the Multimedia business.

Research and development expense ("R&D") for the current quarter decreased $2.1 million or 5% as compared to the first quarter of 1996. The decline was primarily due to lower expenditures for input/output products as a result of the sale of the Multimedia business. R&D expense for the three- and six-month periods ended December 30, 1995 increased $7.8 million or 25% and $19.8 million or 33%, respectively, over the same periods of the prior year. Higher expenditures to support the development of higher-capacity products was the primary factor contributing to the increase.

Selling, general and administrative ("SG&A") expense for the current quarter increased $12.7 million, or 41% over the same period a year ago and $9.6 million or 28% as compared to the first quarter of 1996. SG&A expense for the six-month period ended December 30, 1995 increased $15.5 million or 25% over the first six months of fiscal year 1995. The increases were primarily the result of incremental expenses in support of the higher revenue levels and higher royalty expense.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest and other income for the three- and six-month periods ended December 30, 1995 increased $.4 million and $1.1 million, respectively, over the corresponding periods of fiscal year 1995. The elimination of the Company's outstanding debt was responsible for the improvements in net interest and other income over the prior year.

FINANCIAL CONDITION

Cash and short-term investments totaled $269.6 million at December 30, 1995 as compared with $307.7 million at July 1, 1995. Net cash provided by operating activities was $16.2 million for the six-month period ended December 30, 1995. Cash flow from earnings (net of the gain on sale of the Multimedia business), depreciation and an increase in current liabilities were partially offset by cash used to fund increases in accounts receivable and inventories. Other significant uses of cash during the first six months of 1996 were capital expenditures, which totaled $35.4 million and were incurred primarily to support increased production of hard drives and related components, and the acquisition of 4.6 million shares of the Company's common stock in the open market for $72.7 million. Offsetting these uses of cash was approximately $51.9 million received in connection with the sale of the Multimedia business (see Note 5).

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

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to Vote of Security Holders

          The annual meeting of shareholders was held on November 1, 1995. The shareholders approved the following proposals:


                                                                   Number of Votes
                                                                ---------------------
                                                                   For      Against*
                                                                ----------  ---------
          1.  To approve the amendment and restatement of the
              Company's Stock Option Plan for Non-Employee
              Directors.                                        41,146,228  2,246,067

          2.  To ratify the selection of KPMG Peat Marwick LLP
              as independent accountants for the Company for
              the fiscal year ended June 29, 1996.              43,197,323    194,923

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



                                      WESTERN DIGITAL CORPORATION
                                      ------------------------------------------
                                      Registrant




                                      /s/Scott Mercer
                                      ------------------------------------------
                                      D. Scott Mercer
                                      Executive Vice President,
                                      Chief Financial and Administrative Officer


Date: February 12, 1996

                                 EXHIBIT INDEX



                                                                    SEQUENTIALLY
EXHIBIT                                                                 NUMBERED
NUMBER                         DESCRIPTION                                  PAGE
-------                        -----------                          ------------
11       Computation of Per Share Earnings.......................

27       Financial Data Schedule.................................