Form 10-Q
period 1996-03-30
WESTERN DIGITAL CORP
filed 1996-05-13
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1996.

                                       OR

[ ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from        to

                         Commission file number 1-8703



                          WESTERN DIGITAL CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                DELAWARE                                    95-2647125
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


        8105 Irvine Center Drive
           Irvine, California                                  92718
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

 Number of shares outstanding of Common Stock, as of May 1, 1996 is 43,562,025.

                          WESTERN DIGITAL CORPORATION

                                 SEC FORM 10-Q

                                     INDEX

                                                                                                    PAGE NO.
                                                                                                    --------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Statements of Income - Three-Month Periods
                       Ended March 30, 1996 and April 1, 1995   . . . . . . . . . . . . . . . .         3

                       Consolidated Statements of Income - Nine-Month Periods
                       Ended March 30, 1996 and April 1, 1995   . . . . . . . . . . . . . . . .         4

                       Consolidated Balance Sheets - March 30, 1996 and July 1, 1995. . . . . .         5

                       Consolidated Statements of Cash Flows - Nine-Month Periods
                       Ended March 30, 1996 and April 1, 1995   . . . . . . . . . . . . . . . .         6

                       Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .         7

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . . . . . . . . . . . . . .         8

PART II.    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .        10

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

            Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE-MONTH PERIOD ENDED
                                                             --------------------------
                                                             MARCH 30,         APRIL 1,
                                                               1996              1995
                                                             ---------         --------
Revenues, net . . . . . . . . . . . . . . . . . . . . . .    $728,362          $529,297
Costs and expenses:
     Cost of revenues   . . . . . . . . . . . . . . . . .     635,038           440,929
     Research and development   . . . . . . . . . . . . .      36,682            33,500
     Selling, general and administrative  . . . . . . . .      37,628            34,204
                                                             --------          --------
          Total costs and expenses  . . . . . . . . . . .     709,348           508,633
                                                             --------          --------
Operating income  . . . . . . . . . . . . . . . . . . . .      19,014            20,664
Net interest and other income . . . . . . . . . . . . . .       3,328             2,430
                                                             --------          --------
Income before income taxes  . . . . . . . . . . . . . . .      22,342            23,094
Provision for income taxes  . . . . . . . . . . . . . . .       2,904             3,444
                                                             --------          --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .    $ 19,438          $ 19,650
                                                             ========          ========
Earnings per common and common
     equivalent share (Note 2):   . . . . . . . . . . . .    $    .42          $    .40
                                                             ========          ========
Common and common equivalent shares used
     in computing per share amounts   . . . . . . . . . .      46,592            48,586
                                                             ========          ========





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                NINE-MONTH PERIOD ENDED
                                                           ----------------------------------
                                                           MARCH 30,                APRIL 1,
                                                              1996                    1995
                                                           ----------              ----------
Revenues, net . . . . . . . . . . . . . . . . . . . .      $2,044,503              $1,545,831
Costs and expenses:
     Cost of revenues   . . . . . . . . . . . . . . .       1,767,008               1,250,656
     Research and development   . . . . . . . . . . .         116,070                  93,087
     Selling, general and administrative  . . . . . .         115,071                  96,192
                                                           ----------              ----------
          Total costs and expenses  . . . . . . . . .       1,998,149               1,439,935
                                                           ----------              ----------
Operating income  . . . . . . . . . . . . . . . . . .          46,354                 105,896
Net interest and other income . . . . . . . . . . . .          10,115                   8,106
Gain on sale of multimedia business (Note 5)  . . . .          17,275                      --
                                                           ----------              ----------
Income before income taxes  . . . . . . . . . . . . .          73,744                 114,002
Provision for income taxes  . . . . . . . . . . . . .           9,586                  17,080
                                                           ----------              ----------
Net income  . . . . . . . . . . . . . . . . . . . . .      $   64,158              $   96,922
                                                           ==========              ==========
Earnings per common and common
     equivalent share (Note 2):
          Primary   . . . . . . . . . . . . . . . . .      $     1.31              $     2.03
                                                           ==========              ==========
          Fully diluted   . . . . . . . . . . . . . .      $     1.31              $     1.95
                                                           ==========              ==========
Common and common equivalent shares used
     in computing per share amounts:
          Primary   . . . . . . . . . . . . . . . . .          48,890                  47,844
                                                           ==========              ==========
          Fully diluted   . . . . . . . . . . . . . .          49,014                  51,364
                                                           ==========              ==========





   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             MARCH 30,      JULY 1,
                                                               1996          1995
                                                             ---------     ---------
                                         ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . .    $ 138,627     $ 217,531
     Short-term investments   . . . . . . . . . . . . . .       59,995        90,177
     Accounts receivable, less allowance for doubtful
          accounts of $10,141 and $9,309. . . . . . . . .      393,699       303,841
     Inventories (Note 3)   . . . . . . . . . . . . . . .      145,273        98,925
     Prepaid expenses   . . . . . . . . . . . . . . . . .       23,321        19,663
                                                             ---------     ---------
          Total current assets  . . . . . . . . . . . . .      760,915       730,137
Property and equipment, at cost, less accumulated
     depreciation and amortization  . . . . . . . . . . .      120,009        88,576
Intangible and other assets, net  . . . . . . . . . . . .       38,823        40,127
                                                             ---------     ---------
          Total assets  . . . . . . . . . . . . . . . . .    $ 919,747     $ 858,840
                                                             =========     =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable   . . . . . . . . . . . . . . . . .    $ 332,845     $ 250,325
     Accrued compensation   . . . . . . . . . . . . . . .       25,463        30,064
     Accrued expenses   . . . . . . . . . . . . . . . . .      109,251        89,213
                                                             ---------     ---------
          Total current liabilities   . . . . . . . . . .      467,559       369,602
Deferred income taxes . . . . . . . . . . . . . . . . . .       16,232        15,812
Shareholders' equity:
     Preferred stock, $.10 par value;
          Authorized: 5,000 shares
          Outstanding:  None  . . . . . . . . . . . . . .           --            --
     Common stock, $.10 par value;
          Authorized:  95,000 shares
          Outstanding:  50,666 shares at
               March 30 and 50,482 shares
               at July 1  . . . . . . . . . . . . . . . .        5,066         5,048
     Additional paid-in capital   . . . . . . . . . . . .      354,230       355,624
     Retained earnings  . . . . . . . . . . . . . . . . .      187,734       123,576
     Treasury stock-common stock at cost;
          6,661 shares at March 30 and
          805 shares at July 1 (Note 4)   . . . . . . . .     (111,074)      (10,822)
                                                             ---------     ---------
          Total shareholders' equity  . . . . . . . . . .      435,956       473,426
                                                             ---------     ---------
          Total liabilities and shareholders' equity  . .    $ 919,747     $ 858,840
                                                             =========     =========



   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                  NINE-MONTH PERIOD ENDED
                                                                --------------------------
                                                                MARCH 30,        APRIL 1,
                                                                  1996             1995
                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   . . . . . . . . . . . . . . . . . . . .       $  64,158        $  96,922
     Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization   . . . . . . . .          39,133           31,914
          Gain on sale of multimedia business   . . . . .         (17,275)              --
          Changes in current assets and liabilities, net of
               the effect of the sale of the businesses:
               Accounts receivable  . . . . . . . . . . .         (93,858)         (54,411)
               Inventories  . . . . . . . . . . . . . . .         (53,834)         (14,167)
               Prepaid expenses   . . . . . . . . . . . .          (5,288)         (13,332)
               Accounts payable and accrued expenses  . .          77,365           37,326
     Other assets   . . . . . . . . . . . . . . . . . . .           2,102          (10,383)
     Deferred income taxes  . . . . . . . . . . . . . . .             420            5,686
                                                                ---------        ---------
               Net cash provided by operating activities           12,923           79,555
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in short-term investments  . . .          30,182          (91,619)
     Capital expenditures, net  . . . . . . . . . . . . .         (67,005)         (38,843)
     Increase in other assets   . . . . . . . . . . . . .          (6,491)          (1,411)
     Proceeds from sale of businesses (Note 5)  . . . . .          53,115               --
                                                                ---------        ---------
               Net cash provided by (used for) investing
                    activities  . . . . . . . . . . . . .           9,801         (131,873)
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options  . . . . . . . . . . . . .           4,760            3,075
     Proceeds from ESPP shares issued   . . . . . . . . .           7,350            5,298
     Repurchase of common stock (Note 4)  . . . . . . . .        (113,738)         (10,822)
                                                                ---------        ---------
               Net cash used for financing
                    activities  . . . . . . . . . . . . .        (101,628)          (2,449)
                                                                ---------        ---------
     Net decrease in cash and cash equivalents  . . . . .         (78,904)         (54,767)
     Cash and cash equivalents, beginning of period   . .         217,531          243,484
                                                                ---------        ---------
     Cash and cash equivalents, end of period   . . . . .       $ 138,627        $ 188,717
                                                                =========        =========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
     Interest   . . . . . . . . . . . . . . . . . . . . .       $      --        $   2,703
     Income taxes   . . . . . . . . . . . . . . . . . . .           2,728            5,021


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

2. Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented. For the nine-month period ended April 1, 1995, fully diluted earnings per share additionally reflect dilutive shares assumed to be issued upon conversion of the Company's convertible subordinated debentures.

3.       Inventories consist of the following:

                                                       MARCH 30,    JULY 1,
                                                         1996        1995
                                                       ---------    -------
         (in thousands)
         Finished goods . . . . . . . . . . . . . .    $ 59,857     $31,811
         Work in process  . . . . . . . . . . . . .      42,854      35,763
         Raw materials and component parts  . . . .      42,562      31,351
                                                       --------     -------
                                                       $145,273     $98,925
                                                       ========     =======

4. During the nine-month period ended March 30, 1996, the Company repurchased 6,819,800 shares of its common stock in the open market at a cost of $113.7 million. During the same period, 646,202 and 318,015 shares were distributed in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively.

5. In October 1995, the Company sold its multimedia business to Philips Semiconductors, Inc. ("Philips") for $51.9 million, resulting in a one-time, pre-tax gain of $17.3 million. Separately, in March 1996, the Company sold its high speed fiber-optic communication links ("Fibre Channel") business to Vixel Corporation ("Vixel"). The sale to Vixel did not have a material impact on the Company's results of operations. Through these transactions, Philips and Vixel acquired specific assets and intellectual properties and assumed certain liabilities directly related to the multimedia and Fibre Channel businesses.

         In April 1996, the Company completed the sale of its input/output products business to Adaptec, Inc. ("Adaptec") for $33.4 million. In connection with the sale, Adaptec acquired specific assets and intellectual properties and assumed certain liabilities directly related to the input/output products business. As a result of the sale, the Company is restructuring its business in order to improve the Company's focus on its primary objectives and strengths. The net result of the sale to Adaptec and the related restructuring charges is not expected to be material to the Company's results of operations for the quarter ended June 29, 1996.

6. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three- and nine-month periods ended March 30, 1996 and April 1, 1995 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 1, 1995.

7. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales were $728.4 million in the third quarter of 1996, compared with $758.0 million in the immediately preceding quarter and $529.3 million in the third quarter of 1995. Consolidated sales were $2.0 billion in the first nine months of 1996, an increase of $498.7 million or 32% from the same period of the prior year. The growth in revenues stemmed from 51% and 46% increases in hard drive unit shipments for the three- and nine-month periods ended March 30, 1996, respectively, over the corresponding periods of the prior year. The higher volume was partially offset by a decline in the average selling prices of hard drive products and lower sales of microcomputer products due to the sale of the multimedia and Fibre Channel businesses during 1996. The decrease from the seasonally strong December quarter was due to slightly lower hard drive unit shipments and declining average selling prices.

The consolidated gross margin percentage was 12.8% in the third quarter of 1996, a decrease of .8 and 3.9 percentage points from the immediately preceding quarter and the third quarter of 1995, respectively. The consolidated gross margin percentage was 13.6% in the first nine months of 1996, down 5.5 percentage points from the same period of 1995. The decrease in gross profit margin from the third quarter of 1995 and the nine-month period ended April 1, 1995 was primarily due to three factors. First, higher-capacity products were introduced at lower average selling prices as a result of competitive pricing pressures. Second, the Company shipped a broader mix of hard drives during fiscal year 1996. This resulted in higher shipments of lower-capacity products at lower price points, which generally have smaller gross margins. Finally, fewer microcomputer products (which have higher average gross margin percentages) were sold due to the sale of the multimedia and Fibre Channel businesses during 1996. The decrease in gross margin percentage from the immediately preceding quarter was primarily the result of the decline in average selling prices in the current quarter.

Research and development expense ("R&D") for the current quarter decreased $2.0 million or 5% as compared to the second quarter of 1996. The decline was primarily due to lower expenditures as a result of the sale of the multimedia and Fibre Channel businesses. R&D expense for the three- and nine-month periods ended March 30, 1996 increased $3.2 million or 9% and $23.0 million or 25%, respectively, over the same periods of the prior year. Higher expenditures to support the development of higher-capacity products was the primary factor contributing to the increases. R&D expense declined as a percentage of revenues for the three- and nine-month periods ended March 30, 1996 as compared to the corresponding periods of 1995 as lower amounts were spent for connectivity solutions group ("CSG") products in anticipation of the sale of these businesses.

Selling, general and administrative ("SG&A") expense for the current quarter increased $3.4 million, or 10% over the same period a year ago and decreased $5.9 million or 14% as compared to the second quarter of 1996. SG&A expense for the nine-month period ended March 30, 1996 increased $18.9 million or 20% over the first nine months of fiscal year 1995. The increases were primarily the result of incremental expenses in support of the higher revenue levels and higher royalty expense, partially offset by lower expenses related to CSG. The decrease in expenses related to CSG was the primary factor contributing to the decline in SG&A expense as a percentage of revenues for the three- and nine-month periods ended March 30, 1996 compared with the corresponding periods of the prior year. The decrease from the immediately preceding quarter was primarily the result of lower spending in anticipation of the sale of the input/output products business.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest and other income for the three- and nine-month periods ended March 30, 1996 increased $.9 million and $2.0 million, respectively, over the corresponding periods of fiscal year 1995. The elimination of the Company's outstanding debt was responsible for the improvements in net interest and other income over the prior year.

In April 1996, the Company sold its input/output products business, which represented the final component of CSG (see note 5). CSG revenue for the first nine months of 1996 totaled $69.8 million, or 3% of consolidated revenues. Beginning with the fourth quarter of 1996, the Company's operations will relate entirely to hard drive products.

FINANCIAL CONDITION

Cash and short-term investments totaled $198.6 million at March 30, 1996 as compared with $307.7 million at July 1, 1995. Net cash provided by operating activities was $12.9 million for the nine-month period ended March 30, 1996. Cash flow from earnings (net of the gain on sale of the multimedia business), depreciation and an increase in current liabilities were partially offset by cash used to fund increases in accounts receivable and inventories. Other significant uses of cash during the first nine months of 1996 were $67.0 million of capital expenditures, which were incurred primarily to support increased production of hard drives and related components, and the acquisition of 6.8 million shares of the Company's common stock in the open market for $113.7 million. Partially offsetting these uses of cash was approximately $53.1 million received in connection with the sale of the multimedia and Fibre Channel businesses (see Note 5).

The ability of the Company to continue to effectively manage its working capital and operate profitably is dependent upon a number of factors including competitive conditions in the marketplace, growth rates in the personal and enterprise computing industries, availability of third party components at reasonable prices, continued success in the design and manufacturing ramp, efficient utilization of manufacturing capacity, and continued timely collection of accounts receivable.

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



                                      WESTERN DIGITAL CORPORATION
                                      Registrant




                                      /s/ SCOTT MERCER
                                      ------------------------------------------
                                      D. Scott Mercer
                                      Executive Vice President,
                                      Chief Financial and
                                      Administrative Officer


Date: May 13, 1996

                                 EXHIBIT INDEX


                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                                DESCRIPTION                           PAGE
- ------                                -----------                       ------------
11               Computation of Per Share Earnings. . . . . . . . .

27               Financial Data Schedule  . . . . . . . . . . . . .