Form 10-K
period 1996-06-29
WESTERN DIGITAL CORP
filed 1996-09-18
CIK 106040

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 29, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-8703

                          WESTERN DIGITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-2647125
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
           8105 IRVINE CENTER DRIVE
              IRVINE, CALIFORNIA                                  92618
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 932-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS:                          ON WHICH REGISTERED:
- --------------------------------------------------------------------------------------------
         COMMON STOCK, $.10 PAR VALUE                    NEW YORK STOCK EXCHANGE
      RIGHTS TO PURCHASE SERIES A JUNIOR                 NEW YORK STOCK EXCHANGE
        PARTICIPATING PREFERRED STOCK

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of August 1, 1996, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1.3 billion.

     As of August 1, 1996, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 43,644,345.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          WESTERN DIGITAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 29, 1996

                                                                                          PAGE
                                                                                          ----
            PART I
 Item 1.    Business....................................................................    3
 Item 2.    Properties..................................................................    8
 Item 3.    Legal Proceedings...........................................................    9
 Item 4.    Submission of Matters to a Vote of Security Holders.........................    9
            PART II
 Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......   11
 Item 6.    Selected Financial Data.....................................................   11
 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................   11
 Item 8.    Financial Statements and Supplementary Data.................................   15
 Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure..................................................................   31
            PART III
Item 10.    Directors and Executive Officers of the Registrant..........................   32
Item 11.    Executive Compensation......................................................   32
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............   32
Item 13.    Certain Relationships and Related Transactions..............................   32
            PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   32

     THE INFORMATION CONTAINED IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS, WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BELOW IN PART I, ITEM 1 AND ITEM 3 AND PART II, ITEM 7 OF THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Western Digital Corporation (the "Company" or "Western Digital") currently designs, manufactures and sells hard drives for the personal computer ("PC") market. The Company is one of the three largest independent manufacturers of hard drives. The Company's principal drive products are 3.5-inch form factor hard drives for the desktop PC market with storage capacities from 850 megabytes ("MBs") to 3.1 gigabytes ("GBs"), including the Caviar AC33100, a 3.1 GB drive which began initial volume shipments in August 1996. These hard drives utilize the enhanced integrated drive electronics ("EIDE") interface. With the planned introduction of product lines for the mobile and enterprise storage markets in 1997, the Company will design, manufacture and sell hard drives across the entire spectrum of the hard drive market. The mobile products will use the 3.0-inch form factor. The first generation of enterprise storage products will include 2.1 and 4.3 GB capacities and will use the 3.5-inch form factor and the small computer system interface ("SCSI"). The initial enterprise storage products have been designed to be used by workstations, LAN servers, multi-user systems and high-end PCs.

     Until April 1996, the Company also designed and sold proprietary semiconductors, some of which were used in the manufacture of hard drives. These businesses (multimedia, high speed fiber-optic communication links and input/output products), which were sold at various times during 1996, were collectively referred to as the microcomputer products ("MCP") group and had combined revenues of $70.1, $191.0 and $160.0 million in 1996, 1995, and 1994, respectively. During the fourth quarter of 1996, all of the Company's revenues were generated from hard drive product sales.

     Effective July 1, 1994, the Company changed its fiscal year end from June 30 to a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1996 and 1995 fiscal years ended on June 29 and July 1, respectively, whereas the previous fiscal years ended on June 30.

     Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters.

     The Company's principal executive offices are located at 8105 Irvine Center Drive, Irvine, California 92618, and its telephone number is (714) 932-5000.

MARKETS

     Personal Computer. The market for PC EIDE hard drives is segmented by type of computer (mobile or desktop), form factor (2.5-inch, 3.0-inch, 3.5-inch and 5.25-inch) and storage capacity (currently up to 3.1 GBs). The segment of the PC market currently generating the largest requirements for EIDE hard drives is the desktop segment which primarily uses 3.5-inch drives with capacities up to 3.1 GBs.

     The mobile market is currently dominated by the 2.5-inch form factor. The new 3.0-inch form factor offers several advantages over the 2.5-inch form factor including larger disk surface area, permitting higher capacity per platter, and lower cost structure without any compromise in performance. The Company anticipates that these advantages will enable the 3.0-inch form factor to be successfully accepted into the mobile market.

     The hard drive market has been highly cyclical and characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes and changing market requirements. In 1996, with the merger of Seagate Technology, Inc. ("Seagate Technology") and Conner Peripherals, Inc. ("Conner"), the industry dynamics were changed by reducing the number of competitors and significantly increasing the size of Seagate Technology. The Company is unable to predict the effect, if any, that the merger will have on this industry and/or on Western Digital.

     The rapid increase in PC performance and storage requirements and the need for PC manufacturers to differentiate their products have increased the demand for higher capacity hard drives. At the same time, intense price competition among PC manufacturers requires that hard drive suppliers meet aggressive cost targets in order to become high-volume suppliers. The Company's strategy in response to these conditions is to increase market share by achieving volume time-to-market leadership while minimizing its fixed cost structure and maximizing the utilization of its assets. The Company attempts to implement this strategy, in part, by capitalizing on its expertise in control and communication electronics to deliver greater storage capacity per disk from components widely available in the commercial market, such as disks and heads, and to provide a high degree of commonality of component parts among its hard drive products.

     Enterprise Storage. The market for SCSI hard drives is segmented by workstations, LAN servers, multi-user systems and high-end PCs. The Company's strategy to penetrate this market is to provide a competitive price and performance solution to prospective customers. The initial products offered in 1997 will leverage technology and processes that are currently used by the Company's 3.5-inch desktop product line.

PRODUCTS

     Revenues from hard drive products were $2.8, $1.9, and $1.4 billion for 1996, 1995 and 1994, respectively. Revenues from microcomputer products were $70.1, $191.0 and $160.0 million for 1996, 1995 and 1994, respectively.

     Technology. Hard drives are used to record, store and retrieve digital data. They are faster than floppy disk, tape and optical disk drives and cost less than semiconductor memory. Commonly quoted measures of hard drive performance are storage capacity, average seek time (the average time to move the heads from one track to another), data transfer rate (the rate at which data is transferred between the drive and the host computer) and spindle rotational speed.

     Product Offerings. The Company's current line of hard drive products for the personal computer market consists of the WD Caviar(R) family of low-profile drives which includes 1-inch high, 3.5-inch form factor models for desktop applications. In addition, the Company plans to begin shipping 3.0-inch form factor models for mobile computer applications in 1997. Each of these drives features CacheFlow(TM), the Company's proprietary adaptive disk caching system which enhances the drive's read/write performance as measured by the rate at which it can deliver data to or receive it from the computer. An additional common feature is the Company's proprietary drive control and communication electronic circuitry called Architecture III, which spans the Company's entire 3.5-inch WD Caviar product line. Architecture III features EIDE technology, which provides the desktop marketplace the key attributes of the SCSI interface while retaining the focus on ease-of-use, compatibility and overall lower cost of connection advantages, all of which are the traditional strengths of integrated drive electronics ("IDE"). The Company believes that the commonality of control and communication electronics featured in all of the WD Caviar hard drives facilitates customer qualification of successive product models, reduces risk of inventory obsolescence, and allows the Company to place larger orders for components, resulting in reduced component cost.

     In 1997, the Company plans to introduce a new line of 3.5-inch form factor, low profile, SCSI hard drives for the enterprise storage market. The initial WD Enterprise(TM) products will have formatted capacities of 2.1 GBs and 4.3 GBs, rotational speed of 7,200 RPM, media data transfer rates of 17.5 MB per second, and will support Ultra Fast and Ultra Fast Wide host transfers.

     The following table summarizes certain design and performance characteristics and specifications of the Company's current hard drive products:

                                                            AVERAGE
                                           FORMATTED      ACCESS TIME     NUMBER     NUMBER
                             DATE          CAPACITY         (MILLI-         OF         OF
       PRODUCT          FIRST SHIPPED     (MEGABYTES)      SECONDS)       DISKS      HEADS      INTERFACE
- ----------------------  --------------    -----------     -----------     ------     ------     ---------
Desktop Products:
WD Caviar AC2850        December 1994          854            <10            2          4          EIDE
WD Caviar AC21000       June 1995            1,084            <11            2          4          EIDE
WD Caviar AC21200       December 1995        1,282            <10            2          4          EIDE
WD Caviar AC21600       March 1996           1,625            <12            2          4          EIDE
WD Caviar AC31600       June 1995            1,625            <10            3          6          EIDE
WD Caviar AC32100       March 1996           2,112            <12            3          5          EIDE
WD Caviar AC32500       March 1996           2,560            <12            3          6          EIDE
WD Caviar AC33100       August 1996          3,167            <12            3          6          EIDE

SALES AND DISTRIBUTION

     The Company sells its products primarily to PC manufacturers and, to a lesser extent, resellers and distributors through its worldwide direct sales force. The Company's direct sales organization is structured so that each customer is served by a single sales team. Each sales team is responsible for marketing the Company's entire product line and providing timely feedback to engineering regarding the customer's new product requirements. This structure promotes early identification of and response to the customer's full range of product needs. Later, in the production stage, the team focus enables the Company to improve customer fulfillment and overall service. The Company's major original equipment manufacturer ("OEM") customers include Apple Computer, AST Research, Compaq Computer, Dell Computer, Digital Equipment Corporation, Fujitsu, Gateway 2000, Hewlett-Packard, IBM, Intel, Micron Technology, NEC and Siemens. While Western Digital believes its relationships with key customers such as these are very good, the concentration of sales to a relatively small number of major customers presents a business risk that loss of one or more accounts could adversely affect the Company's operating results. During 1996 and 1995, sales to Gateway 2000 accounted for 11% of revenues. During 1994, sales to Gateway 2000 and IBM accounted for 12% of revenues each.

     The Company also sells its products through its direct sales force to selected resellers, which include major distributors, mass merchandisers and value-added resellers. The Company's major distributor customers include Decision Support Systems, Frank and Walter, Ingram Micro, Loeffelhardt, National Computer Distributors, Supercom and Synnex. Major mass merchandiser customers include Best Buy, Computer City, CompUSA, Egghead Software, Office Depot, Radio Shack and Wal-Mart. In accordance with standard industry practice, the Company's agreements with its resellers provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. These agreements may be terminated upon written notice by either party. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers' inventory.

     Western Digital maintains sales offices in the United States, Europe and Asia. Technical support services are provided within the United States and Europe. The Company's international sales, which include sales to foreign subsidiaries of U.S. companies, represented 51%, 44%, and 43% of revenues for 1996, 1995 and 1994, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates.

     For information concerning sales by geographic region, see Note 7 of Notes to Consolidated Financial Statements.

SERVICE AND WARRANTY

     Western Digital warrants its newly manufactured desktop and mobile products against defects in materials and workmanship for a period of three years. The Company's enterprise storage products will provide similar warranties for up to five years. The Company refurbishes or repairs its products at an in-house service facility located in Singapore and at a third-party return facility located in Germany.

RESEARCH AND DEVELOPMENT

     Research and development expenses totaled $150.1, $130.8 and $112.8 million in 1996, 1995 and 1994, respectively. The Company devotes substantial resources to research and development in order to develop new products and improve existing products. The Company focuses its engineering efforts to coordinate its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. The availability of research and development funds depends upon the Company's revenues and profitability. Reductions in such expenditures could impair the Company's ability to innovate and compete.

     The Company's current product line primarily uses thin film head technology. Over the next several years, as storage capacity requirements increase, the Company expects that it will be required to replace thin film heads with magnetoresistive ("MR") heads. There can be no assurance that the Company will be successful in the transition from thin film heads to MR heads.

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

MANUFACTURING

     The Company produces hard drives in its plants in Singapore and Malaysia. Western Digital is currently expanding its printed circuit board assembly and hard drive manufacturing capabilities in Malaysia and has a new building in Singapore which will be used to produce hard drives for the enterprise storage market beginning in 1997. These plants have complete responsibility for all hard drives in volume production, including manufacturing, purchasing, inventory management, assembly, test, quality assurance and shipping of finished units. The Company purchases most of the standard mechanical components and micro controllers for its hard drives from external suppliers, although the Company has a media manufacturing facility which supplies a portion of its media requirements.

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

     Because the Company has manufacturing facilities located in Singapore and Malaysia, the Company is subject to certain foreign manufacturing risks such as changes in government policies, high employee turnover, political risk, transportation delays, tariffs, fluctuations in foreign exchange rates and import, export, exchange and tax controls and reallocations. To date, exposure to such risks has not had a material effect on the Company's business, consolidated financial position or results of operations.

MATERIALS AND SUPPLIES

     The principal components used in the manufacture of the Company's hard drives are magnetic heads (both thin film and metal-in-gap ("MIG")) and related head stack assemblies, media, micro controllers, spindle motors and mechanical parts used in the head-disk assembly. The Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers as well as proprietary semiconductor circuits manufactured for the Company and a wide variety of other parts, including connectors, cables and switches.

     Substantially all of the Company's thin film head requirements are purchased from Read-Rite, SAE and AMC Corporation. The Company also uses MIG heads, which are supplied by several vendors. The Company has a media manufacturing facility which supplies a portion of its media requirements. Other media requirements are purchased through several outside vendors including Komag Inc., Trace Storage, Akashic and Showa Denko. The Company has established an agreement with SGS Thompson to purchase finished integrated circuits ("IC") which were previously manufactured internally.

     A number of the components used by the Company are available from a single or limited number of outside suppliers. Some of these materials may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. Because the Company is less vertically integrated than its competitors, an extended shortage of required materials and supplies could have a more severe adverse effect on Western Digital's revenue and earnings as compared to its competition. The Company must allow for significant lead times when procuring certain materials and supplies. The Company has more than one available source of supply for most of its required materials. Where there is only one source of supply, the Company has entered into close technical and manufacturing relationships, has access to more than one manufacturing location in most instances, and believes that a second source could be obtained over a period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be secured.

COMPETITION

     The computing industry is intensely competitive and has been characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes, changing market requirements, occasional shortages of materials, dependence upon a limited number of vendors for certain components, dependence upon highly skilled engineering and other personnel, and significant expenditures for product development. The hard drive market in particular has been subject to recurring periods of severe price competition. The Company's principal competitors are Quantum Corporation ("Quantum") and Seagate Technology, and large computer manufacturers such as IBM that manufacture drives for use in their own products and for sale to others. In February 1996, Seagate Technology merged with Conner, formerly one of the Company's principal competitors. This merger changed the industry dynamics by reducing the number of competitors and by significantly increasing the size of Seagate Technology. The Company is unable to predict the effect, if any, that the merger will have on Western Digital.

     In general, the unit price for a given product in all of the Company's markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions are primarily achieved as volume efficiencies are realized, component cost reductions are achieved, experience is gained in manufacturing the product and design enhancements are made. Competitive pressures and customer expectations result in these cost improvements being passed along as reductions in selling prices. At times, the rate of general price decline is accelerated when some competitors lower prices to absorb excess capacity, to liquidate excess inventories and/or to gain market share.

     The Company also competes with companies offering products based on alternative data storage and retrieval technologies. Technological advances in magnetic, optical, flash or other technologies could result in the introduction of competitive products with performance superior to and prices lower than the Company's products, which could adversely affect the Company's results of operations.

     The Company believes that proprietary hard drive, semiconductor, and board-level design technology, close technical relationships with key OEM customers and vendors, diverse product lines, competitive pricing, adequate capital resources and worldwide low cost/high volume manufacturing capabilities are key factors for successfully competing in its market areas.

BACKLOG

     At June 29, 1996, the Company's backlog, consisting of orders scheduled for delivery within the next twelve months, aggregated approximately $479 million, compared with a backlog at July 1, 1995 which aggregated approximately $426 million. Historically, a substantial portion of the Company's orders has been for shipments within 30 to 60 days of the placement of the order. The Company's sales are made under contracts and purchase orders that, pursuant to industry practice, may be canceled with relatively short notice to the Company, subject to payment of certain costs, or modified by customers to provide for delivery at a later date. Also, certain of the Company's sales to OEMs are made under "just-in-time" delivery contracts that do not generally require firm order commitments by the customer. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue and profit.

PATENTS AND LICENSES

     The Company owns numerous patents and has many patent applications in process. The Company believes that, although its patents and applications have significant value, the successful manufacturing and marketing of its products depends primarily upon the technical competence and creative ability of its personnel rather than on patent protection. See also "Legal Proceedings."

     The Company has cross-licensing agreements with IBM and Seagate Technology, which grant the Company licenses for its products under patents owned by these companies, and which grant each of these companies a license for its products under patents owned by the Company. The Company pays periodic royalties under the IBM cross-license agreement. Several patent holders have made assertions that the Company needs a license under certain patents. The Company conducts ongoing investigations into such assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, there is no assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained. See also "Legal Proceedings."

EMPLOYEES

     As of June 29, 1996, the Company employed a total of 9,628 full-time employees worldwide. The Company employed 1,776 employees in the United States, of whom 725, 487 and 564 were engaged in engineering, sales and administration, and manufacturing, respectively. The Company employed 2,892 employees at its hard drive manufacturing facility in Malaysia, 4,837 at its hard drive manufacturing facilities in Singapore, and 123 at its international sales offices.

     Many of the Company's employees are highly skilled, and the Company's continued success depends in part upon the ability to attract and retain such employees. In an effort to attract and retain such employees, the Company continues to offer employee benefit programs which it believes are at least equivalent to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulty at times in hiring and retaining certain skilled personnel. In critical areas, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization, and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in a 358,000 square foot building in Irvine, California. This building houses management, research and development, administrative and sales personnel and is leased to the Company. The Company has two hard drive manufacturing facilities located in Singapore. The first Singapore facility, which is used to produce hard drives for the personal computer market, is leased to the Company and consists of several buildings totaling approximately 297,000 square feet. The second Singapore facility is approximately 90,000 square feet and will be used to produce hard drives for the enterprise storage products market beginning in 1997. This facility is currently leased, but the Company has entered into an agreement to purchase the facility. Western Digital also owns an 88,000 square foot hard drive manufacturing facility located in Malaysia. The Company recently acquired an adjacent parcel of land in Malaysia and is in the process of constructing a building totaling approximately 250,000 square feet to expand its printed circuit board assembly and hard drive manufacturing facility. The Company's media processing facilities total approximately 100,000 square feet and are located on leased property in Santa Clara, California. In addition, the Company leases facilities in San Jose, California and in Rochester, Minnesota for research and development activities. The leases referenced above expire at various times through 2006.

     The Company also leases office space in various other locations throughout the world primarily for sales and technical support. The Company's present facilities are adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue.

ITEM 3.  LEGAL PROCEEDINGS

     The following discussion contains forward-looking statements relating to the Company's legal proceedings described below. Litigation is inherently uncertain and, accordingly, actual results could differ materially from those expressed in the forward-looking statements.

     The Company was sued in March 1993 in the United States District Court for the Northern District of California by Conner. The suit alleged that the Company infringed five Conner patents and sought damages in an unspecified amount and injunctive relief. The Company also filed a suit alleging that Conner infringed two of the Company's patents. On February 20, 1996, the lawsuits were dismissed with prejudice by mutual agreement of the parties.

     The Company was sued in December 1994 by Rodime plc ("Rodime") in the United States District Court for the Central District of California. The suit alleged that the Company infringed one of Rodime's patents which relates to 3.5-inch hard drives and sought damages in an unspecified amount. In April 1994, in an action for declaratory judgment involving this patent which was brought by Quantum against Rodime, the United States District Court for the District of Minnesota entered a summary judgment in Quantum's favor, ruling that claims of the Rodime patent were invalid because of impermissible broadening in reexamination proceedings. This summary judgment was affirmed on September 22, 1995, by the United States Court of Appeals for the Federal Circuit. On April 29, 1996, The United States Supreme Court declined to review this decision. This ruling, now final, concluded Quantum's action against Rodime. Subsequently, on May 3, 1996, Rodime dismissed its claim against the Company without prejudice.

     The Company was sued by Amstrad plc ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million for out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages plus exemplary damages in an unspecified amount. Trial in the matter is currently scheduled for February 1997. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations, if Amstrad were to prevail on its liability claims, a judgment in a material amount could be awarded against the Company.

     The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all the executive officers of the Company as of August 1996 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

         NAME               AGE                               POSITION
- ----------------------      ---      ----------------------------------------------------------
Charles A. Haggerty         55       Chairman of the Board, President and Chief Executive
                                     Officer
Kathryn A. Braun            45       Executive Vice President, Personal Storage Group
Marc H. Nussbaum            40       Senior Vice President, Engineering, Personal Storage Group
David W. Schafer            44       Senior Vice President, Worldwide Sales
Duston M. Williams          38       Senior Vice President and Chief Financial Officer
Michael A. Cornelius        54       Vice President, Law and Administration, and Secretary
Scott T. Hughes             33       Vice President, Human Resources
Steven M. Slavin            45       Vice President, Taxes and Treasurer

     Messrs. Nussbaum, Schafer, Slavin and Williams and Ms. Braun have been employed by the Company for more than five years and have served in various executive capacities with the Company before being appointed to their present positions.

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

     Mr. Hughes joined the Company in July 1993 as Vice President, Human Resources before becoming an elected officer of the Company in July 1994. He served as Director of Human Resources of Quantum from 1992 to 1993. From 1990 to 1992, he served in various capacities with Western Digital, including acting Vice President, Human Resources.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Western Digital's common stock is listed on the New York Stock Exchange ("NYSE"). The approximate number of holders of record of common stock of the Company as of August 1, 1996 was 3,400.

     The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

     The high and low sales prices of the Company's common stock, as reported by the NYSE, for each quarter of 1996 and 1995 are as follows:

                                                  FIRST      SECOND      THIRD      FOURTH
                                                  -----      ------      -----      ------
        1996
          High..................................  $22 1/8    $18 7/8     $21 3/8    $29
          Low...................................   15 1/8     14 3/8      16 1/8     18 7/8
        1995
          High..................................  $16 3/8    $19         $19 3/8    $21 3/4
          Low...................................   12 3/4     13 3/4      13 1/8     13 3/8

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

                                                                   YEARS ENDED
                                          ------------------------------------------------------------
        (IN MILLIONS, EXCEPT PER          JUNE 29,     JULY 1,      JUNE 30,     JUNE 30,     JUNE 30,
        SHARE AND EMPLOYEE DATA)            1996         1995         1994         1993         1992
- ----------------------------------------  --------     --------     --------     --------     --------
Revenues, net...........................  $2,865.2     $2,130.9     $1,539.7     $1,225.2      $938.3
Gross Profit............................     382.1        394.1        317.9        182.0       110.6
Operating income (loss).................      77.5        133.0         91.9        (10.0)      (67.0)
Net Income (loss).......................      96.9        123.3         73.1        (25.1)      (72.9)
Earnings (loss) per share:
  Primary...............................  $   2.01     $   2.56     $   1.77     $   (.79)     $(2.49)
  Fully diluted.........................  $   2.01     $   2.47     $   1.70     $   (.79)     $(2.49)
Working capital.........................  $  280.2     $  360.5     $  261.7     $  111.5      $138.9
Total assets............................  $  984.1     $  858.8     $  640.5     $  531.2      $532.5
Total long-term debt....................        --           --     $   58.6     $  182.6      $243.0
Shareholders' equity....................  $  453.9     $  473.4     $  288.2     $  131.0      $112.3
Number of employees.....................     9,628        7,647        6,593        7,322       6,906

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Western Digital operates in an extremely competitive industry which has experienced a great deal of consolidation and change over the past several years. The industry is characterized by short product life cycles, dependence upon a limited number of suppliers for certain component parts, dependence upon highly skilled engineering and other personnel, significant expenditures for product development and recurring periods of severe price competition.

     The Company's product strategy for the PC market is to be the first to market in volume with the highest capacity per platter 3.5-inch EIDE hard drives at competitive prices. The successful implementation of this strategy during the last three fiscal years has resulted in significant increases in unit shipments of hard drives, with attendant improvements in factory utilization and manufacturing efficiencies, lower component costs and overall reductions in per unit manufacturing costs.

     During the first quarter of 1996, the Company sold its multimedia business to Philips Semiconductors, Inc. Later in 1996, Western Digital sold its high speed fiber-optic communication links and input/output products businesses to Vixel Corporation and Adaptec, Inc. ("Adaptec"), respectively. These businesses represented the final elements of the Company's MCP group. Concurrent with the sale of these final two businesses, the Company restructured its business to focus on its primary objectives and strengths: the design, manufacture and sale of hard drives. Beginning with the fourth quarter of 1996, the Company's operations were related entirely to hard drive products.

     The Company invested a significant amount during the year in the development of two new hard drive product lines, enterprise storage products and mobile PC products. The Company expects to begin shipping these new products in 1997 and anticipates that these products will positively impact its consolidated gross margin and operating income in 1997.

     Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters.

RESULTS OF OPERATIONS

  Comparison of 1996, 1995 and 1994

     In 1996, the Company reported net income of $96.9 million, including a one-time, pre-tax gain of $17.3 million on the sale of its multimedia products business, compared with net income of $123.3 million for 1995 and $73.1 million for 1994. The decrease in net income from 1995 to 1996 occurred because of a decline in gross profit margin percentage of approximately five percentage points and an increase in operating expenses as the Company invested in new storage-related product lines. The increase in net income in 1995 over 1994 resulted from a 38% increase in revenues and higher net interest and other income. A two percentage point decline in gross profit margin partially offset these improvements.

     Sales of hard drive products were $2.8, $1.9 and $1.4 billion in 1996, 1995 and 1994, respectively. During 1996, unit shipments increased 50% which, combined with a modest decline in average selling prices ("ASPs"), resulted in hard drive revenues increasing 44% from 1995. Although increased sales to OEMs during 1996 accounted for the majority of the increase in unit shipments, a year-over-year increase in reseller units was also a considerable factor. During 1995, unit shipments increased 49% from 1994, but declining ASPs reduced the 1994 to 1995 hard drive revenue growth rate to 41%. The revenue increase in 1995 primarily resulted from increased business with OEMs.

     Gross profit margins were as follows:

                                                               1996      1995      1994
                                                               ----      ----      ----
        Hard drive products..................................  12.8%     16.2%     19.1%
        Microcomputer products...............................  36.8%     41.8%     33.7%
        Overall..............................................  13.3%     18.5%     20.6%

     The decrease in gross profit margin from 1995 to 1996 was primarily due to three factors. First, higher-capacity products were introduced at lower average selling prices as a result of competitive pricing pressures. Second, the Company shipped a broader mix of hard drives during fiscal year 1996. This resulted in higher shipments of lower-capacity products at lower price points, which generally have smaller gross margins. Finally, fewer microcomputer products (which have higher average gross margin percentages) were sold due to the sale of the MCP businesses during 1996.

     During 1995, the Company increased its shipments of hard drive products to OEMs, which typically require lower prices and a broader product mix (including lower capacity hard drives) in exchange for high volumes. Overall hard drive industry conditions also became more competitive during 1995 as the industry's manufacturing capacity more closely matched demand and competitors continued to shorten product development cycles. These were the primary factors which contributed to the decline in hard drive product gross margins during 1995.

     The decline in microcomputer product gross margin was generally attributable to the relationship between fixed costs and the lower revenue base experienced as the non-drive related products lines were divested in 1996.

     Research and development expense ("R&D") in 1996 was approximately $150.1 million, or 5.2% of revenues, as compared to approximately $130.8 million, or 6.1% of revenues, and $112.8 million, or 7.3% of revenues, during 1995 and 1994, respectively. Higher expenditures to support the development of enterprise storage and mobile products, partially offset by lower expenditures for microcomputer products, were the primary factors contributing to the $19.3 million, or 15%, increase in total R&D expenses in 1996. R&D expenses declined as a percentage of revenues primarily as a result of the higher revenue base in 1996 as compared to 1995 and 1994.

     Selling, general and administrative expenses ("SG&A") were $154.5 million, or 5.4% of revenues, in 1996 versus $130.3 million, or 6.1% of revenues, and $113.2 million, or 7.4% of revenues, in 1995 and 1994, respectively. The increases in total SG&A expenses were primarily the result of higher selling, marketing and other related expenses in support of higher revenue levels and higher royalty expenses. The higher revenue base was the primary factor contributing to the decline in SG&A expenses as a percentage of revenues in 1996 as compared to 1995 and 1994.

     Interest and other income was $13.1 million in 1996. Interest and other income was $12.0 million in 1995 versus an expense of $5.8 million in 1994. The improvement from 1995 to 1996 was the result of the elimination of the Company's outstanding debt in June 1995, partially offset by lower average cash and short-term investment balances. The improvement from 1994 to 1995 was the result of significantly lower levels of outstanding debt and higher average cash and short-term investment balances.

     The provision for income taxes in 1996 and 1995 consists primarily of taxes associated with certain of the Company's foreign subsidiaries which had taxable income. The Company's effective tax rate of 10% recorded in 1996 and 15% in 1995 and 1994 results primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates (see Note 5 of Notes to Consolidated Financial Statements).

     In October 1995, The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 provides an alternative to APB Opinion 25, "Accounting for Stock Issued to Employees" (APBO 25) and requires additional disclosures. SFAS 123 is effective for the Company's fiscal year beginning June 30, 1996. The Company plans to continue to account for its employee stock plans in accordance with the provisions of APBO 25 and provide the additional disclosures required by SFAS 123 in 1997. Accordingly, SFAS 123 is not expected to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 29, 1996, the Company had $219.2 million in cash and short-term investments as compared with $307.7 million at July 1, 1995. During 1996, the Company generated $58.3 million in cash flow from operations. Cash flow from earnings (net of the gain on sale of the multimedia business), depreciation and amortization, and an increase in current liabilities were partially offset by cash used to fund increased accounts receivable, inventories, prepaid expenses and other assets. Other significant uses of cash during 1996 were $108.7 million for capital expenditures, which were incurred primarily to support increased production of hard drives and related components, and the acquisition of 7.7 million shares of the Company's common stock in the open market for $132.1 million. Partially offsetting these uses of cash was $85.5 million received in connection with the sale of the multimedia, high speed fiber-optics communication links and input/output products businesses. The Company anticipates that capital expenditures in 1997 will total approximately $150 million and will relate to increased hard drive and media capacity and normal replacement of existing assets. In addition, the Company may purchase up to an additional 2.6 million shares of its common stock under the current Board of Directors' authorization, which expires in July 1997.

     The Company has an $150 million revolving credit agreement with certain financial institutions extending through April 1999. This facility is intended to meet short-term working capital requirements which may arise from time to time. The Company believes that its current cash and short-term investments combined with cash flow from operations and its revolving credit agreement will be sufficient to meet its working capital needs for the foreseeable future. However, the Company's ability to sustain its favorable working capital position is dependent upon a number of factors that are discussed below under the heading "Certain Factors Affecting Future Operating Results."

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     The hard drive industry in which the Company competes is subject to a number of risks which have affected the Company's operating results in the past and could affect its future operating results. Demand for the Company's hard drive products depends on the demand for the computer systems manufactured by its customers and storage upgrades to computer systems, which in turn are affected by computer system product cycles, end user demand for increased storage capacity, and prevailing economic conditions. Growth in demand for computer systems, especially in the desktop segment where the Company derives a significant amount of its revenue, has historically been subject to significant fluctuations. Such fluctuations have in the past and may in the future result in deferral or cancellation of orders for the Company's products.

     Even during periods of consistent demand, the hard drive industry has been characterized by intense competition and ongoing price erosion over the life of a given drive product, and the Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's result of operations in any given quarter, and such adverse effect often cannot be anticipated until late in any given quarter.

     The demand of hard drive customers for greater storage capacity and higher performance has led to short product life cycles that require the Company to constantly develop and introduce new drive products on a cost effective and timely basis. Failure of the Company to execute its strategy of achieving time-to-market in volume leadership with these new products, or any delay in introduction of more advanced and more cost effective products, could result in significantly lower gross margins. The Company's future is therefore dependent upon its ability to develop new products, to qualify these new products with its customers, to successfully introduce these products to the market on a timely basis, and to commence volume production to meet customer demands. In this regard, the Company's new enterprise storage products, currently under development, are expected to achieve volume production and contribute to sales beginning in the second quarter of 1997. The Company's inability to successfully achieve its sales goals for its enterprise storage products would significantly impact the Company's future operating results. The Company's future operating results may also be adversely affected if it is unsuccessful in marketing the 3.0-inch form factor hard drive to the mobile PC market.

     All of the Company's hard drive products currently utilize conventional thin film inductive head technology. The Company believes that MR heads, which enable higher capacity per disk than conventional thin film inductive heads, will eventually replace thin film inductive heads as the leading recording head technology. Several of the Company's major competitors incorporate MR head technology into some of their current products. Failure of the Company to successfully manufacture and market products incorporating MR head technology in a timely manner could have a material adverse effect on the Company's business and results of operations.

     The Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors. These factors have included the timing of orders from and shipments of products to major customers, product mix, pricing, delays in product development, introduction in production, competing technologies, variations in product cost, component availability due to single or limited sources of supply, foreign exchange fluctuations, increased competition and general economic and industry fluctuations. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved (see "Part I, Item 3. Legal Proceedings").

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                      PAGE(S)
                                                                                      -------
CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report......................................................      16
  Consolidated Statements of Income -- Three Years Ended June 29, 1996..............      17
  Consolidated Balance Sheets -- June 29, 1996 and July 1, 1995.....................      18
  Consolidated Statements of Shareholders' Equity -- Three Years Ended June 29,
     1996...........................................................................      19
  Consolidated Statements of Cash Flows -- Three Years Ended June 29, 1996..........      20
  Notes to Consolidated Financial Statements........................................   21-30
FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Consolidated Valuation and Qualifying Accounts -- Three Years Ended
     June 29, 1996..................................................................      31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Western Digital Corporation:

     We have audited the consolidated financial statements of Western Digital Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Orange County, California
July 24, 1996

                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEARS ENDED
                                                        ------------------------------------------------
                                                          JUNE 29,          JULY 1,          JUNE 30,
                                                            1996              1995             1994
                                                        -------------     ------------     -------------
Revenues, net.........................................    $2,865,219        $2,130,867       $1,539,680
Costs and expenses:
  Cost of revenues....................................     2,483,155         1,736,761        1,221,749
  Research and development............................       150,112           130,789          112,827
  Selling, general and administrative (Note 8)........       154,497           130,286          113,224
                                                          ----------        ----------       ----------
          Total costs and expenses....................     2,787,764         1,997,836        1,447,800
                                                          ----------        ----------       ----------
Operating income......................................        77,455           133,031           91,880
Net interest and other income (expense) (Note 2)......        13,134            12,002           (5,838)
Gain on sale of multimedia business (Note 8)..........        17,275                --               --
                                                          ----------        ----------       ----------
Income before income taxes............................       107,864           145,033           86,042
Provision for income taxes (Note 5)...................        10,970            21,731           12,906
                                                          ----------        ----------       ----------
Net income............................................    $   96,894        $  123,302       $   73,136
                                                          ==========        ==========       ==========
Earnings per common and common equivalent share:
  Primary.............................................    $     2.01        $     2.56       $     1.77
                                                          ==========        ==========       ==========
  Fully diluted.......................................    $     2.01        $     2.47       $     1.70
                                                          ==========        ==========       ==========
Common and common equivalent shares used in computing
  per share amounts:
  Primary.............................................        48,124            48,198           41,363
                                                          ==========        ==========       ==========
  Fully diluted.......................................        48,280            51,420           45,680
                                                          ==========        ==========       ==========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        JUNE 29,      JULY, 1,
                                                                          1996          1995
                                                                        ---------     --------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $ 182,565     $217,531
  Short-term investments..............................................     36,598       90,177
  Accounts receivable, less allowance for doubtful accounts
     of $9,376 in 1996 and $9,309 in 1995.............................    409,473      303,841
  Inventories (Note 2)................................................    142,622       98,925
  Prepaid expenses....................................................     23,006       19,663
                                                                        ---------     --------
          Total current assets........................................    794,264      730,137
Property and equipment at cost, net (Note 2)..........................    148,258       88,576
Intangible and other assets, net......................................     41,621       40,127
                                                                        ---------     --------
          Total assets................................................  $ 984,143     $858,840
                                                                        =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $ 345,866     $250,325
  Accrued compensation................................................     30,457       30,064
  Accrued expenses....................................................    137,699       89,213
                                                                        ---------     --------
          Total current liabilities...................................    514,022      369,602
Deferred income taxes (Note 5)........................................     16,229       15,812
Commitments and contingent liabilities (Note 4)
Shareholders' equity (Notes 3 and 6):
  Preferred stock, $.10 par value; Authorized -- 5,000 shares;
     Outstanding -- None..............................................
  Common stock, $.10 par value; Authorized -- 95,000 shares;
     Outstanding -- 50,666 shares in 1996 and 50,482 shares in 1995...      5,066        5,048
  Additional paid-in capital..........................................    349,773      355,624
  Retained earnings...................................................    220,470      123,576
  Treasury stock-common shares at cost;
     7,095 shares in 1996 and 805 shares in 1995......................   (121,417)     (10,822)
                                                                        ---------     --------
          Total shareholders' equity..................................    453,892      473,426
                                                                        ---------     --------
          Total liabilities and shareholders' equity..................  $ 984,143     $858,840
                                                                        =========     ========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        THREE YEARS ENDED JUNE 29, 1996

                                 (IN THOUSANDS)

                                                                                                    RETAINED
                                           COMMON STOCK         TREASURY STOCK       ADDITIONAL     EARNINGS         TOTAL
                                          ---------------     ------------------      PAID-IN     (ACCUMULATED   SHAREHOLDERS'
                                          SHARES   AMOUNT     SHARES    AMOUNT        CAPITAL       DEFICIT)        EQUITY
                                          ------   ------     ------   ---------     ----------   ------------   -------------
BALANCE AT JUNE 30, 1993................  35,338   $3,534         --   $      --      $200,278      $(72,862)      $ 130,950
Exercise of stock options...............   1,838     184          --          --         7,324            --           7,508
Common stock offering, net (Note 6).....   7,619     762          --          --        72,531            --          73,293
Common stock issued upon conversion of
  debentures............................      24       2          --          --           352            --             354
Common stock issued in settlement of
  shareholder lawsuit...................      76       8          --          --         1,031            --           1,039
Income tax benefit from stock options
  exercised (Note 5)....................      --      --          --          --         1,959            --           1,959
Net income..............................      --      --          --          --            --        73,136          73,136
                                          ------   ------     ------   ---------      --------      --------        --------
BALANCE AT JUNE 30, 1994................  44,895   4,490          --          --       283,475           274         288,239
Exercise of stock options...............   1,076     107          --          --         5,583            --           5,690
ESPP shares issued (Note 6).............     484      48          --          --         5,557            --           5,605
Common stock issued upon conversion of
  debentures (Note 3)...................   4,027     403          --          --        56,987            --          57,390
Income tax benefit from stock options
  exercised (Note 5)....................      --      --          --          --         4,022            --           4,022
Purchase of treasury stock..............      --      --        (805)    (10,822)           --            --         (10,822)
Net income..............................      --      --          --          --            --       123,302         123,302
                                          ------   ------     ------   ---------      --------      --------        --------
BALANCE AT JULY 1, 1995.................  50,482   5,048        (805)    (10,822)      355,624       123,576         473,426
Purchase of treasury stock..............      --      --      (7,720)   (132,114)           --            --        (132,114)
Exercise of stock options...............     184      18         784      12,833        (5,542)           --           7,309
ESPP shares issued (Note 6).............      --      --         646       8,686          (309)           --           8,377
Net income..............................      --      --          --          --            --        96,894          96,894
                                          ------   ------     ------   ---------      --------      --------        --------
BALANCE AT JUNE 29, 1996................  50,666   $5,066     (7,095)  $(121,417)     $349,773      $220,470       $ 453,892
                                          ======   ======     ======   =========      ========      ========        ========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                          -------------------------------------
                                                          JUNE 29,       JULY 1,      JUNE 30,
                                                            1996          1995          1994
                                                          ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income............................................  $  96,894     $ 123,302     $  73,136
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................     51,643        43,612        46,175
     Gain on sale of multimedia business................    (17,275)           --            --
     Changes in current assets and liabilities,
       excluding the effects of facility and business
       sales (Note 8):
       Accounts receivable..............................   (107,532)     (102,329)      (42,034)
       Inventories......................................    (69,180)      (19,350)       23,793
       Prepaid expenses.................................     (5,478)       (6,746)       (2,130)
       Accounts payable and accrued expenses............    110,311        93,858        74,149
  Deferred income taxes.................................        417        (2,072)        7,133
  Other assets..........................................     (1,519)       (8,958)       (1,384)
                                                          ---------     ---------     ---------
     Net cash provided by operating activities..........     58,281       121,317       178,838
                                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net.............................   (108,696)      (54,774)      (16,282)
  Proceeds from sale of facility and businesses
     (Note 8)...........................................     85,486            --       110,677
  Decrease (increase) in short-term investments.........     53,579       (90,177)           --
  Increase in other assets..............................     (7,188)       (6,287)           --
                                                          ---------     ---------     ---------
          Net cash provided by (used for) investing
            activities..................................     23,181      (151,238)       94,395
                                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt...........................         --            --      (146,346)
  Proceeds from stock offering, net (Note 6)............         --            --        73,293
  Exercise of stock options and warrants, including tax
     benefit............................................      7,309         9,712         9,467
  Proceeds from ESPP shares issued......................      8,377         5,605            --
  Redemption of convertible debentures (Note 3).........         --          (527)           --
  Repurchase of common stock............................   (132,114)      (10,822)           --
                                                          ---------     ---------     ---------
          Net cash provided by (used for) financing
            activities..................................   (116,428)        3,968       (63,586)
                                                          ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents....    (34,966)      (25,953)      209,647
Cash and cash equivalents at beginning of year..........    217,531       243,484        33,837
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of year................  $ 182,565     $ 217,531     $ 243,484
                                                          =========     =========     =========

                See notes to consolidated financial statements.

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

  Fiscal Year

     Effective July 1, 1994, the Company changed its fiscal year end from June 30 to a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1996 and 1995 fiscal years ended on June 29 and July 1, respectively, whereas the previous fiscal year ended on June 30. All general references to years relate to fiscal years unless otherwise noted.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated using the U.S. dollar as the functional currency. As such, foreign exchange gains or losses resulting from remeasurement of these accounts are reflected in the results of operations. Monetary and nonmonetary asset and liability accounts have been translated at the exchange rate in effect at each year end and at historical rates, respectively. Operating statement accounts have been translated at average monthly exchange rates.

  Cash Equivalents and Short-Term Investments

     The Company's cash equivalents represent highly liquid investments, primarily money market funds and commercial paper, with original maturities of three months or less. Short-term investments represent investments in U.S. Treasury Bills with original maturities beyond three months and less than twelve months and are considered held to maturity.

  Concentration of Credit Risk

     The Company designs, manufactures and sells hard drives to personal computer manufacturers and resellers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations. The Company also has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution or investment instrument, and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

  Inventory Valuation

     Inventories are valued at the lower of cost or net realizable value. Cost is on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work in process and finished goods.

  Depreciation and Amortization

     The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. Depreciation is computed on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms. Goodwill and purchased technology, which are included in other assets, are capitalized at cost and amortized on a straight-line basis over their estimated lives which are fifteen and five to fifteen years, respectively.

     In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company in 1996, the Company reviews identifiable intangibles and goodwill for impairment whenever events or circumstances indicate the carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized. The effect of adopting SFAS 121 was not material to the financial statements.

  Revenue Recognition

     The Company recognizes revenue at time of shipment and records a reserve for price adjustments, warranty and estimated sales returns. In accordance with standard industry practice, the Company's agreements with its resellers provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. These agreements may be terminated upon written notice by either party. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers' inventory.

  Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss ("NOL") carryforwards. The Company records a valuation allowance for certain temporary differences for which it is not certain it will receive future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

  Per Share Information

     Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented. For 1995 and 1994, fully diluted earnings per share also include the dilutive effects of shares assumed to be issued upon conversion of the Company's convertible subordinated debentures.

  Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The carrying amounts of all other financial instruments in the consolidated balance sheets approximate fair values.

  Use of Estimates

     Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  Reclassifications

     Certain prior years' amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                                          1996          1995         1994
                                                        ---------     ---------     -------
    Net Interest and Other Income (Expense)
      Interest income.................................  $  13,134     $  12,976     $ 2,942
      Other income....................................         --         3,056          --
      Interest expense................................         --        (4,030)     (8,780)
                                                        ---------     ---------     -------
      Net interest and other income (expense).........  $  13,134     $  12,002     $(5,838)
                                                        =========     =========     =======
      Cash paid for interest..........................  $      --     $   4,471     $ 9,035
                                                        =========     =========     =======
    Inventories
      Finished goods..................................  $  72,239     $  31,811
      Work in process.................................     31,781        35,763
      Raw materials and component parts...............     38,602        31,351
                                                        ---------     ---------
                                                        $ 142,622     $  98,925
                                                        =========     =========
    Property and Equipment
      Land and buildings..............................  $  34,165     $  11,067
      Machinery and equipment.........................    199,614       163,857
      Furniture and fixtures..........................     10,617        11,302
      Leasehold improvements..........................     47,352        30,965
                                                        ---------     ---------
                                                          291,748       217,191
      Accumulated depreciation and amortization.......   (143,490)     (128,615)
                                                        ---------     ---------
      Net property and equipment......................  $ 148,258     $  88,576
                                                        =========     =========

NOTE 3 -- DEBT

  Line of Credit

     During April 1996, the Company entered into an unsecured revolving credit agreement with certain financial institutions which provides for borrowings up to $150 million. Borrowings under the agreement bear interest at either the banks' base rate or the Federal Funds Effective Rate plus a margin. The agreement, which expires in April 1999, is intended to meet short-term working capital requirements which may arise from time to time. The agreement requires the Company to maintain certain financial ratios and restricts the payment of dividends. No borrowings were made on this agreement during 1996.

  Subordinated Debt

     During 1995, $58.1 million of the Company's 9% convertible subordinated debentures, due 2014, were converted into 4,026,623 shares of the Company's common stock. In connection with this conversion, the Company charged $.7 million of unamortized issue costs to shareholders' equity. The remaining $.5 million of the Company's debentures were redeemed for cash.

NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

  Patents and Licenses

     The Company owns numerous patents and has many patent applications in process. The Company believes that, although its patents and applications have significant value, the successful manufacturing and marketing of its products depends primarily upon the technical competence and creative ability of its personnel rather than on patent protection.

     The Company has cross-licensing agreements with IBM and Seagate Technology, which grant the Company licenses for its products under patents owned by these companies, and which grant each of these companies a license for its products under patents owned by the Company. The Company pays periodic royalties under the IBM cross-license agreement. Several patent holders have made assertions that the Company needs a license under certain patents. The Company conducts ongoing investigations into such assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, there is no assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained.

  Foreign Exchange Contracts

     The Company enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and future commitments denominated in foreign currencies. At June 29, 1996 and July 1, 1995, the Company had outstanding $177.6 and $110.0 million, respectively, of forward exchange contracts with commercial banks. These contracts have maturity dates that do not exceed twelve months. The realized and unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the underlying transaction is consummated and are not material for all periods presented. Costs associated with entering into such contracts are amortized over the life of the instrument.

  Operating Leases

     The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2006. Rental expense under these leases, including month-to-month rentals, was $27.2, $25.5, and $26.5 million in 1996, 1995, and 1994, respectively.

     Future minimum rental payments under non-cancelable operating leases as of June 29, 1996 are (in thousands):

        1997...............................................................  $23,029
        1998...............................................................   16,540
        1999...............................................................   13,810
        2000...............................................................   12,716
        2001...............................................................    3,624
        Thereafter.........................................................    8,484
                                                                             -------
             Total future minimum rental payments..........................  $78,203
                                                                             =======

  Legal Claims

     The Company was sued by Amstrad plc ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million for out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages plus exemplary damages in an unspecified amount. Trial in the matter is currently scheduled for February 1997. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations, if Amstrad were to prevail on its liability claims, a judgment in a material amount could be awarded against the Company.

     The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 5 -- INCOME TAXES

     The domestic and international components of income before income taxes are as follows (in thousands):

                                                           1996         1995         1994
                                                         --------     --------     --------
    United States......................................  $(10,877)    $ 26,421     $(25,140)
    International......................................   118,741      118,612      111,182
                                                         --------     --------     --------
    Income before income taxes.........................  $107,864     $145,033     $ 86,042
                                                         ========     ========     ========

     The components of the provision for income taxes are as follows (in thousands):

                                                             1996        1995        1994
                                                            -------     -------     -------
    Current
      United States.......................................  $   400     $   342     $   337
      International.......................................   10,262      15,941       4,313
      State...............................................      310         310         620
                                                            -------     -------     -------
                                                             10,972      16,593       5,270
    Deferred, net
      United States.......................................       --       1,867       4,857
      International.......................................       (2)       (751)        820
                                                            -------     -------     -------
                                                                 (2)      1,116       5,677
    Additional paid-in capital from benefit of stock
      options exercised...................................       --       4,022       1,959
                                                            -------     -------     -------
    Provision for income taxes............................  $10,970     $21,731     $12,906
                                                            =======     =======     =======

     The total cash paid for income taxes was $4.5, $4.9 and $1.1 million for the years ended June 29, 1996, July 1, 1995 and June 30, 1994, respectively.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at June 29, 1996 and July 1, 1995 are as follows (in thousands):

                                                                       1996         1995
                                                                     --------     --------
    Deferred tax assets:
      NOL carryforward.............................................  $ 44,880     $ 53,036
      Business credit carryforward.................................    23,095       21,114
      Reserves not currently deductible............................    44,747       24,795
      All other....................................................     8,519       10,051
                                                                     --------     --------
                                                                      121,241      108,996
      Valuation allowance..........................................  (117,231)    (105,076)
                                                                     --------     --------
      Total deferred tax assets....................................     4,010        3,920
    Deferred tax liabilities:
      Leases.......................................................     3,560        3,560
      All other....................................................    16,679       16,172
                                                                     --------     --------
      Total deferred tax liabilities...............................    20,239       19,732
                                                                     --------     --------
    Net deferred income taxes......................................  $ 16,229     $ 15,812
                                                                     ========     ========

     Reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                              1996      1995      1994
                                                              -----     -----     -----
        U.S. Federal statutory rate.........................   35.0%     35.0%     35.0%
        State income taxes, net.............................    0.2       0.2       0.7
        Tax rate differential on international income.......  (30.7)    (19.3)    (34.7)
        Benefit of NOL carry forward........................   (7.6)     (4.8)     (8.6)
        NOL with no tax benefit realized....................    0.2        --      10.2
        Effect of valuation allowance.......................   11.4      (0.7)      6.0
        Other...............................................    1.7       4.6       6.4
                                                              -----     -----     -----
        Effective tax rate..................................   10.2%     15.0%     15.0%
                                                              =====     =====     =====

     Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared with local statutory rates. The lower rates reduced income taxes and increased net earnings by $30.1 million ($.62 per share, fully diluted), $33.2 million ($.65 per share, fully diluted) and $27.4 million ($.60 per share, fully diluted) in 1996, 1995 and 1994, respectively. These lower rates are in effect through 2004.

     At June 29, 1996, the Company had federal net operating loss carryforwards and tax credit carryforwards of $119.7 million and $23.1 million, respectively. The losses expire in fiscal years 2007 and 2008, and the credits expire in fiscal years 1997 through 2010.

     Net undistributed earnings from international subsidiaries at June 29, 1996 were $261.6 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made.

NOTE 6 -- SHAREHOLDERS' EQUITY

     The following table summarizes all shares of common stock reserved for issuance at June 29, 1996 (in thousands):

                                                                              NUMBER
                                                                             OF SHARES
                                                                             ---------
        Issuable in connection with:
          Exercise of stock options, including options available for
             grant.........................................................    6,122
          Employee stock purchase plan.....................................      620
                                                                               -----
                                                                               6,742
                                                                               =====

  Common Stock Offering

     In February 1994, the Company issued 7,618,711 shares of its common stock in a public common stock offering. Proceeds from the offering, net of commissions, and other related expenses totaling $4.2 million, were $73.3 million.

  Stock Option Plans

     Western Digital's Employee Stock Option Plan ("Employee Plan") is administered by the Compensation Committee of the Board of Directors which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value at the date of grant. Options granted vest 25% one year from the date of grant and in twelve quarterly increments thereafter. As of June 29, 1996, 1,548,099 options were exercisable and 1,015,117 options were available for grant. Participants in the Employee Plan are permitted to utilize stock purchased previously as consideration to exercise options. The following table summarizes activity under the Employee Plan (in thousands, except per share amounts):

                                                                    OPTIONS OUTSTANDING
                                                                    -------------------
                                                       NUMBER              PRICE
                                                      OF SHARES          PER SHARE          AMOUNT
                                                      ---------     -------------------     -------
OPTIONS OUTSTANDING AT JUNE 30, 1993................     5,094       $ 2.88  --  $13.63     $23,969
Granted.............................................     1,731         3.88  --   19.13      21,320
Exercised, net of value of redeemed shares..........    (1,785)        2.88  --    9.00      (7,120)
Cancelled or expired................................      (664)        2.88  --   19.13      (4,710)
                                                        ------       ------------------     -------
OPTIONS OUTSTANDING AT JUNE 30, 1994................     4,376         2.88  --   19.13      33,459
Granted.............................................     1,429        13.38  --   18.13      22,210
Exercised, net of value of redeemed shares..........    (1,036)        2.88  --   13.88      (5,478)
Cancelled or expired................................      (351)        2.88  --   19.13      (2,979)
                                                        ------       ------------------     -------
OPTIONS OUTSTANDING AT JULY 1, 1995.................     4,418         2.88  --   19.13      47,212
Granted.............................................     1,907        15.50  --   28.88      35,362
Exercised, net of value of redeemed shares..........      (898)        2.88  --   19.13      (6,805)
Cancelled or expired................................      (888)        3.25  --   20.75     (13,388)
                                                        ------       ------------------     -------
OPTIONS OUTSTANDING AT JUNE 29, 1996................     4,539       $ 2.88  --  $28.88     $62,381
                                                        ======       ==================     =======

     In 1985, the Company adopted the Stock Option Plan for Non-Employee Directors ("Director Plan") and reserved 800,000 shares for issuance thereunder. The Director Plan was restated and amended in 1995. The Director Plan provides for initial option grants to new directors of 20,000 shares per director and additional grants of 5,000 options per director each year upon their reelection as a director at the annual shareholders' meeting. Terms of the Director Plan require that the exercise price of options be not less than the fair market value at the date of grant. As of June 29, 1996, 64,500 options were exercisable and 435,732 options were available for grant. The following table summarizes activity under the Director Plan (in thousands, except per share amounts):

                                                                     OPTIONS OUTSTANDING
                                                                     -------------------
                                                        NUMBER              PRICE
                                                       OF SHARES          PER SHARE          AMOUNT
                                                       ---------     -------------------     ------
OPTIONS OUTSTANDING AT JUNE 30, 1993.................      183        $ 5.25  --  $14.63     $1,602
Granted..............................................       90          4.25  --   17.13        941
Exercised............................................      (53)         4.25  --   11.50       (388)
Cancelled or expired.................................      (30)        12.88  --   12.88       (386)
                                                           ---        ------------------     ------
OPTIONS OUTSTANDING AT JUNE 30, 1994.................      190          4.25  --   17.13      1,769
Granted..............................................       40         14.00  --   17.75        614
Exercised............................................      (40)         4.25  --    7.44       (212)
Cancelled or expired.................................      (20)         4.25  --    7.75       (279)
                                                           ---        ------------------     ------
OPTIONS OUTSTANDING AT JULY 1, 1995..................      170          4.88  --   17.13      1,892
Granted..............................................       45         15.38  --   25.38        924
Exercised............................................      (70)         4.88  --   15.38       (504)
Cancelled or expired.................................      (13)         6.88  --    7.44        (91)
                                                           ---        ------------------     ------
OPTIONS OUTSTANDING AT JUNE 29, 1996.................      132        $13.88  --  $25.38     $2,221
                                                           ===        ==================     ======

STOCK PURCHASE RIGHTS

     In 1989, the Company implemented a plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one Right to Purchase Series "A" Junior Participating Preferred Stock ("the Right"). The Right enables the holder, under certain circumstances, to purchase common stock of Western Digital or of the acquiring Company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding common stock. The Rights are redeemable by the Company at $.01 per Right and expire in 1999.

EMPLOYEE STOCK PURCHASE PLAN

     During 1994, the Company implemented an employee stock purchase plan ("ESPP") in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever is less. Approximately 1.8 million shares of common stock have been reserved for issuance under this plan. Approximately 646,000 and 484,000 shares were issued under this plan during 1996 and 1995, respectively. No shares were issued during 1994.

SAVINGS AND PROFIT SHARING PLAN

     Effective July 1, 1991, the Company adopted an annual Savings and Profit Sharing Plan covering eligible domestic employees. The Company authorized 6.5%, 8% and 8% of defined pre-tax profits to be allocated to the participants in 1996, 1995 and 1994, respectively. Payments to participants of the Savings and Profit Sharing Plan were $7.1, $11.3, and $7.4 million in 1996, 1995 and 1994, respectively.

NOTE 7 -- BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

     Western Digital currently operates in one industry segment--the design, manufacture and marketing of hard drives for the personal computer market. During 1996 and 1995, one customer accounted for 11% of the Company's revenues. During 1994, two customers accounted for a total of 24% of the Company's revenues.

     The Company's operations outside the United States include manufacturing facilities in Singapore and Malaysia as well as sales offices throughout the world.

     The following table summarizes operations by entities located within the indicated geographic areas for the past three years. United States revenues to unaffiliated customers include export sales, principally to Asia, of $674.1, $399.2, and $300.0 million in 1996, 1995, and 1994, respectively.

     Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $61.5, $49.6, and $43.6 million in 1996, 1995, and 1994, respectively, have been excluded in determining operating income by geographic region.

                                              UNITED
                                              STATES     EUROPE      ASIA      ELIMINATIONS     TOTAL
                                              ------     ------     ------     ------------     ------
                                                                   (IN MILLIONS)
Year ended June 29, 1996
  Sales to unaffiliated customers.........    $2,084      $735      $   46       $     --       $2,865
  Transfers between geographic areas......       869        96       2,540         (3,505)          --
                                              ------     ------     ------       --------       ------
  Revenues, net...........................    $2,953      $831      $2,586       $ (3,505)      $2,865
                                              ======     =====      ======       ========       ======
  Operating income........................    $   21      $  9      $  113       $     (4)      $  139
                                              ======     =====      ======       ========       ======
  Identifiable assets.....................    $  569      $143      $  276       $     (4)      $  984
                                              ======     =====      ======       ========       ======
Year ended July 1, 1995
  Sales to unaffiliated customers.........    $1,596      $485      $   50       $     --       $2,131
  Transfers between geographic areas......       139        57       1,216         (1,412)          --
                                              ------     ------     ------       --------       ------
  Revenues, net...........................    $1,735      $542      $1,266       $ (1,412)      $2,131
                                              ======     =====      ======       ========       ======
  Operating income........................    $   64      $  6      $  117       $     (4)      $  183
                                              ======     =====      ======       ========       ======
  Identifiable assets.....................    $  597      $ 78      $  185       $     (1)      $  859
                                              ======     =====      ======       ========       ======
Year ended June 30, 1994
  Sales to unaffiliated customers.........    $1,171      $321      $   48       $     --       $1,540
  Transfers between geographic areas......        50        28         874           (952)          --
                                              ------     ------     ------       --------       ------
  Revenues, net...........................    $1,221      $349      $  922       $   (952)      $1,540
                                              ======     =====      ======       ========       ======
  Operating income........................    $   24      $  6      $  108       $     (3)      $  135
                                              ======     =====      ======       ========       ======
  Identifiable assets.....................    $  430      $ 61      $  150       $     --       $  641
                                              ======     =====      ======       ========       ======

NOTE 8 -- SALE OF FACILITY AND BUSINESSES

SALE OF MULTIMEDIA BUSINESS

     In October 1995, the Company sold its multimedia business to Philips Semiconductors, Inc. ("Philips") for $51.9 million cash, resulting in a one-time, pre-tax gain of $17.3 million. Through this transaction, Philips acquired specific intellectual properties and assumed certain liabilities directly related to the multimedia business.

SALE OF HIGH SPEED FIBER-OPTIC COMMUNICATION LINKS BUSINESS

     In March 1996, the Company sold its high speed fiber-optic communication links business to Vixel Corporation for $1.2 million cash as well as other non-cash consideration. This transaction was not material to the Company's financial position or results of operations.

SALE OF INPUT/OUTPUT PRODUCTS BUSINESS

     During April 1996, the Company disposed of its input/output products business, which represented the final element of its MCP group. The transaction included the sale of related assets and resulted in a restructuring of the Company's other support organizations. The restructuring resulted in personnel reductions of 102 people, not including employees that were hired by the purchaser, Adaptec, Inc. The net result of the asset sale and related restructuring charges is included in selling, general and administrative expenses and was not material to the Company's 1996 results of operations. The consideration received and related costs associated with the sale of the input/output products business are as follows (in millions):

        Sales price.........................................................  $ 32.4
        Assets sold or written off:
          Inventory, net....................................................   (18.0)
          Property and equipment............................................    (2.5)
          Prepaid expenses..................................................     (.5)
                                                                              ------
        Total assets sold or written off....................................   (21.0)
        Accruals for severance, facilities, contractual commitments
          and other miscellaneous items.....................................   (11.4)
                                                                              ------
                                                                              $   --
                                                                              ======

     As of June 29, 1996, approximately $8.7 million of the accruals for severance, facilities, contractual commitments and other miscellaneous items remained. The majority of these amounts are scheduled to be paid during 1997.

SALE OF WAFER FABRICATION FACILITY

     In December 1993, the Company sold its silicon wafer fabrication facility and certain tangible assets to Motorola, Inc. ("Motorola") for $111.0 million plus certain other considerations, including the assumption by Motorola of equipment leases and certain other liabilities associated with the facility. The gain on the sale of the facility was not material to the financial position or results of operations of the Company. Concurrent with the sale, the Company entered into a supply contract with Motorola under which Motorola supplied silicon wafers to Western Digital through December 1995.

NOTE 9 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    FIRST       SECOND        THIRD       FOURTH
                                                  ---------    ---------    ---------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
  Revenues, net...............................     $558,149     $757,992     $728,362     $820,716
  Gross profit................................       80,792      103,379       93,324      104,569
  Operating income............................        6,165       21,175       19,014       31,101
  Net income..................................        8,327       36,393       19,438       32,736
  Primary earnings per share..................          .16          .75          .42          .71
  Fully diluted earnings per share............     $    .16     $    .75     $    .42     $    .71
                                                   ========     ========     ========     ========
1995
  Revenues, net...............................     $464,590     $551,944     $529,297     $585,036
  Gross profit................................       97,767      109,040       88,368       98,931
  Operating income............................       37,902       47,330       20,664       27,135
  Net income..................................       34,718       42,554       19,650       26,380
  Primary earnings per share..................          .73          .89          .40          .54
  Fully diluted earnings per share............     $    .70     $    .85     $    .40     $    .52
                                                   ========     ========     ========     ========

                          WESTERN DIGITAL CORPORATION

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                              ALLOWANCE FOR
                                                                                DOUBTFUL
    THREE YEARS ENDED JUNE 29, 1996                                             ACCOUNTS
    -------------------------------                                           -------------
    Balance at June 30, 1993..............................................       $ 9,340
      Charges to operations...............................................         3,797
      Deductions..........................................................        (2,124)
      Other...............................................................          (188)
                                                                                 -------
    Balance at June 30, 1994..............................................        10,825
      Charges to operations...............................................           250
      Deductions..........................................................        (1,682)
      Other...............................................................           (84)
                                                                                 -------
    Balance at July 1, 1995...............................................         9,309
      Charges to operations...............................................         1,279
      Deductions..........................................................        (1,212)
      Other...............................................................            --
                                                                                 -------
    Balance at June 29, 1996..............................................       $ 9,376
                                                                                 =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  Documents filed as a part of this Report:

     (1) Index to Financial Statements

          The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

     (2) Financial Statement Schedules

          The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report.

          All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

          Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end consolidated balance sheet.

     (3) Exhibits

 3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 1987)
 3.2.1    By-laws of the Company (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 1994)
 3.3      Certificate of Agreement of Merger(2)
 3.4      Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
          Form S-3 (File No. 33-28374) as filed with the Securities and Exchange
          Commission on April 26, 1989)
 4.1      Rights Agreement between the Company and First Interstate Bank, Ltd., as Rights Agent, dated as of December 1, 1988 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K as
          filed with the Securities and Exchange Commission on December 12,
          1988)
 4.2      Amendment No. 1 to Rights Agreement by and between the Company and
          First Interstate Bank, Ltd. dated as of August 10, 1990 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
          as filed with the Securities and Exchange Commission on August 14,
          1990)
 4.3      Certificate of Designation, Preferences and Rights of Series A Junior
          Participating Preferred Stock of the Company (incorporated by reference to Exhibit A of Exhibit 1 to the Company's Current Report on
          Form 8-K as filed with the Securities and Exchange Commission on
          December 12, 1988)
10.1      The Western Digital Corporation Amended and Restated Employee Stock
          Option Plan(7)**
10.3      The Registrant's 1993 Employee Stock Purchase Plan(3)**
10.4      Receivables Contribution and Sale Agreements, dated as of January 7,
          1994 by and between the Company, as seller, and Western Digital
          Capital Corporation, as buyer(5)
10.5      Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as administrative agent(5)
10.6      First Amendment to Receivables Purchase Agreement, dated March 23,
          1994, by and between Western Digital Corporation, as seller and the
          Financial Institutions listed therein as bank purchasers and administrative agents(5)
10.7      Assignment Agreement, dated as of March 23, 1994, by and between J. P.
          Morgan Delaware as Bank Purchaser and Assignor and the Bank of
          California, N.A. and the Long-term Credit Bank of Japan, LTD., Los
          Angeles Agency, as Assignees(5)
10.8      Asset Purchase Agreement dated December 16, 1993 by and between
          Motorola, Inc. and Western Digital regarding the sale and purchase of
          Western Digital's wafer fabrication facilities and certain related assets(4)
10.10     The Western Digital Corporation Deferred Compensation Plan(6)**
10.11     The Western Digital Corporation Executive Bonus Plan(6)**
10.12     The Extended Severance Plan of the Registrant(6)**

10.13     Manufacturing Building Lease between Wan Tien Realty Pte Ltd and
          Western Digital (Singapore) Pte Ltd dated as of November 9, 1993
          (incorporated by reference to Exhibit 10.17.1 to the Company's
          Quarterly Report on Form 10-Q as filed with the Securities and
          Exchange Commission on January 25, 1994)
10.15     Fiscal Year 1996 Western Digital Short-Term Bonus Plan(9)(10) **
10.16     Western Digital Long-Term Retention Plan (10) **
10.17     Subleases between Wan Tien Realty Pte Ltd and Western Digital
          (Singapore) Pte Ltd dated as of September 1, 1991(1)
10.18     Sublease between Wan Tien Realty Pte Ltd and Western Digital
          (Singapore) Pte Ltd dated as of October 12, 1992(1)
10.21     The Company's Non-Employee Directors Stock-for-Fees Plan(1)**
10.22     Office Building Lease between The Irvine Company and the Company dated as of January 13, 1988 (incorporated by reference to Exhibit 10.11 to
          Amendment No. 2 to the Company's Annual Report to Form 10-K as filed on Form 8 with the Securities and Exchange Commission on November 18,
          1988)(8)
10.30     The Company's Savings and Profit Sharing Plan(10) **
10.31     First Amendment to the Company's Savings and Profit Sharing
          Plan(10)**
10.32     Second Amendment to the Company's Savings and Profit Sharing Plan* **
10.33     The Company's Amended and Restated Stock Option Plan for Non-Employee
          Directors* **
10.34     Fiscal Year 1997 Western Digital Management Incentive Plan* **
10.35     Revolving Credit Agreement, dated as of April 24, 1996, among Western
          Digital Corporation and Nationsbank of Texas, N.A., the First National
          Bank of Boston and the other Financial Institutions listed therein *
10.36     First Amendment to the Revolving Credit Agreement, dated as of June
          27, 1996, among Western Digital Corporation and Nationsbank of Texas,
          N.A., the First National Bank of Boston and the other Financial
          Institutions listed therein *
11        Computation of Per Share Earnings
21        Subsidiaries of the Company
23        Consent of Independent Auditors
27        Financial Data Schedule

- ---------------

   * New exhibit filed with this Report.

  ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 (1) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

 (2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-l (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-51725) as filed with the Securities and Exchange Commission on December 28, 1993.

 (4) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 1994.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1994.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 1995.

 (8) Subject to confidentiality order dated November 21, 1988.

 (9) Confidential treatment requested.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.

     (b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTERN DIGITAL CORPORATION

                                          By:      DUSTON M. WILLIAMS
                                              ---------------------------------
                                              Duston M. Williams
                                              Senior Vice President
                                              and Chief Financial Officer
Dated: September 16, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 16, 1996.

                   SIGNATURE                                        TITLE
- -----------------------------------------------  --------------------------------------------
              CHARLES A. HAGGERTY                Chairman of the Board, President and Chief
- -----------------------------------------------  Executive Officer (Principal Executive
              Charles A. Haggerty                Officer)

              DUSTON M. WILLIAMS                 Senior Vice President and Chief Financial
- ----------------------------------------------   Officer (Principal Financial and Accounting
              Duston M. Williams                 Officer)

              JAMES A. ABRAHAMSON                Director
- ---------------------------------------------
              James A. Abrahamson

               PETER D. BEHRENDT                 Director
- ---------------------------------------------
               Peter D. Behrendt

                  I. M. BOOTH                    Director
- ---------------------------------------------
                  I. M. Booth
                                                 Director
                  I. FEDERMAN
- ---------------------------------------------
                Irwin Federman

                ANDRE R. HORN                    Director
- ---------------------------------------------
                Andre R. Horn

                ANNE O. KRUEGER                  Director
- ---------------------------------------------
                Anne O. Krueger

               THOMAS E. PARDUN                  Director
- ---------------------------------------------
               Thomas E. Pardun

                                 EXHIBIT INDEX

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
- -------   ----------------------------------------------------------------------  ------------
 3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 1987)......
 3.2.1    By-laws of the Company (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 1994).............................
 3.3      Certificate of Agreement of Merger(2).................................
 3.4      Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
          Form S-3 (File No. 33-28374) as filed with the Securities and Exchange
          Commission on April 26, 1989).........................................
 4.1      Rights Agreement between the Company and First Interstate Bank, Ltd., as Rights Agent, dated as of December 1, 1988 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K as
          filed with the Securities and Exchange Commission on December 12,
          1988).................................................................
 4.2      Amendment No. 1 to Rights Agreement by and between the Company and
          First Interstate Bank, Ltd. dated as of August 10, 1990 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
          as filed with the Securities and Exchange Commission on August 14,
          1990).................................................................
 4.3      Certificate of Designation, Preferences and Rights of Series A Junior
          Participating Preferred Stock of the Company (incorporated by reference to Exhibit A of Exhibit 1 to the Company's Current Report on
          Form 8-K as filed with the Securities and Exchange Commission on
          December 12, 1988)....................................................
10.1      The Western Digital Corporation Amended and Restated Employee Stock
          Option Plan(7)**......................................................
10.3      The Registrant's 1993 Employee Stock Purchase Plan(3)**...............
10.4      Receivables Contribution and Sale Agreements, dated as of January 7,
          1994 by and between the Company, as seller, and Western Digital
          Capital Corporation, as buyer(5)......................................
10.5      Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as administrative agent(5).......
10.6      First Amendment to Receivables Purchase Agreement, dated March 23,
          1994, by and between Western Digital Corporation, as seller and the
          Financial Institutions listed therein as bank purchasers and administrative agents(5)..............................................
10.7      Assignment Agreement, dated as of March 23, 1994, by and between J. P.
          Morgan Delaware as Bank Purchaser and Assignor and the Bank of
          California, N.A. and the Long-term Credit Bank of Japan, LTD., Los
          Angeles Agency, as Assignees(5).......................................
10.8      Asset Purchase Agreement dated December 16, 1993 by and between
          Motorola, Inc. and Western Digital regarding the sale and purchase of
          Western Digital's wafer fabrication facilities and certain related assets(4).............................................................
10.10     The Western Digital Corporation Deferred Compensation Plan(6)**.......
10.11     The Western Digital Corporation Executive Bonus Plan(6)**.............
10.12     The Extended Severance Plan of the Registrant(6)**....................

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
- -------   ----------------------------------------------------------------------  ------------
10.13     Manufacturing Building Lease between Wan Tien Realty Pte Ltd and
          Western Digital (Singapore) Pte Ltd dated as of November 9, 1993
          (incorporated by reference to Exhibit 10.17.1 to the Company's
          Quarterly Report on Form 10-Q as filed with the Securities and
          Exchange Commission on January 25, 1994)..............................
10.15     Fiscal Year 1996 Western Digital Short-Term Bonus Plan(9)(10) **......
10.16     Western Digital Long-Term Retention Plan (10) **......................
10.17     Subleases between Wan Tien Realty Pte Ltd and Western Digital
          (Singapore) Pte Ltd dated as of September 1, 1991(1)..................
10.18     Sublease between Wan Tien Realty Pte Ltd and Western Digital
          (Singapore) Pte Ltd dated as of October 12, 1992(1)...................
10.21     The Company's Non-Employee Directors Stock-for-Fees Plan(1)**.........
10.22     Office Building Lease between The Irvine Company and the Company dated as of January 13, 1988 (incorporated by reference to Exhibit 10.11 to
          Amendment No. 2 to the Company's Annual Report to Form 10-K as filed on Form 8 with the Securities and Exchange Commission on November 18,
          1988)(8)..............................................................
10.30     The Company's Savings and Profit Sharing Plan(10) **..................
10.31     First Amendment to the Company's Savings and Profit Sharing
          Plan(10) **...........................................................
10.32     Second Amendment to the Company's Savings and Profit Sharing
          Plan* **..............................................................
10.33     The Company's Amended and Restated Stock Option Plan for Non-Employee
          Directors* **.........................................................
10.34     Fiscal Year 1997 Western Digital Management Incentive Plan* **........
10.35     Revolving Credit Agreement, dated as of April 24, 1996, among Western
          Digital Corporation and Nationsbank of Texas, N.A., the First National
          Bank of Boston and the other Financial Institutions listed therein*..............................................................
10.36     First Amendment to the Revolving Credit Agreement, dated as of June
          27, 1996, among Western Digital Corporation and Nationsbank of Texas,
          N.A., the First National Bank of Boston and the other Financial
          Institutions listed therein *.........................................
11        Computation of Per Share Earnings.....................................
21        Subsidiaries of the Company...........................................
23        Consent of Independent Auditors.......................................
27        Financial Data Schedule...............................................

- ---------------

   * New exhibit filed with this Report.

  ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 (1) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

 (2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-l (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-51725) as filed with the Securities and Exchange Commission on December 28, 1993.

 (4) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 1994.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1994.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 1995.

 (8) Subject to confidentiality order dated November 21, 1988.

 (9) Confidential treatment requested.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.