Form 10-Q
period 1996-09-28
WESTERN DIGITAL CORP
filed 1996-11-12
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 1996.

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


                                       N/A
Former name, former address and former fiscal year if changed since last report.

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

         Number of shares outstanding of Common Stock, as of November 1, 1996 is 44,097,913.

                           WESTERN DIGITAL CORPORATION
                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Income - Three-Month Periods
                  Ended September 28, 1996 and September 30, 1995...............       3

                  Consolidated Balance Sheets - September 28, 1996 and
                  June 29, 1996.................................................       4

                  Consolidated Statements of Cash Flows - Three-Month Periods
                  Ended September 28, 1996 and September 30, 1995...............       5

                  Notes to Consolidated Financial Statements....................       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................       7

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.............................      10

         Signatures.............................................................      11

         Exhibit Index..........................................................      12

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                           WESTERN DIGITAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE-MONTH PERIOD ENDED
                                               -------------------------
                                                SEPT. 28,      SEPT. 30,
                                                  1996           1995
                                                ---------      ---------
Revenues, net ...........................       $883,115       $558,149
Costs and expenses:
   Cost of revenues .....................        770,226        477,357
   Research and development .............         34,260         40,723
   Selling, general and administrative...         42,860         33,904
                                                --------       --------
           Total costs and expenses .....        847,346        551,984
                                                --------       --------
Operating income ........................         35,769          6,165
Interest and other income ...............          2,911          3,632
                                                --------       --------
Income before income taxes ..............         38,680          9,797
Provision for income taxes ..............          5,802          1,470
                                                --------       --------
Net income ..............................       $ 32,878       $  8,327
                                                ========       ========
Earnings per common and common
   equivalent share (Note 2):
           Primary ......................       $    .71       $    .16
                                                ========       ========
           Fully diluted ................       $    .70       $    .16
                                                ========       ========
Common and common equivalent shares used
    in computing per share amounts:
           Primary ......................         46,302         51,641
                                                ========       ========
           Fully diluted ................         46,824         51,643
                                                ========       ========


   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  SEPT. 28,         JUNE 29,
                                                                    1996             1996
                                                                 -----------       ---------
                                     ASSETS

Current assets:
      Cash and cash equivalents ..........................       $  210,664        $ 182,565
      Short-term investments .............................           12,947           36,598
      Accounts receivable, less allowance for doubtful
           accounts of $12,376 and $9,376 ................          441,954          409,473
      Inventories  (Note 3) ..............................          146,282          142,622
      Prepaid expenses ...................................           24,497           23,006
                                                                 ----------        ---------
           Total current assets ..........................          836,344          794,264
Property and equipment at cost, net ......................          184,227          148,258
Intangible and other assets, net .........................           46,171           41,621
                                                                 ----------        ---------
           Total assets ..................................       $1,066,742        $ 984,143
                                                                 ==========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...................................       $  384,294        $ 345,866
      Accrued compensation ...............................           23,838           30,457
      Accrued expenses ...................................          155,033          137,699
                                                                 ----------        ---------
           Total current liabilities .....................          563,165          514,022
Deferred income taxes ....................................           16,035           16,229
Commitments and contingent liabilities
Shareholders' equity:
      Preferred stock, $.10 par value;
           Authorized: 5,000 shares
           Outstanding:  None ............................               --               --
      Common stock, $.10 par value;
           Authorized:  95,000 shares
           Outstanding:  50,666 shares at
           September 28 and at June 29 ...................            5,066            5,066
      Additional paid-in capital .........................          345,079          349,773
      Retained earnings ..................................          253,348          220,470
      Treasury stock-common stock at cost;
           6,585 shares at September 28 and
           7,095 shares at June 29 (Note 4) ..............         (115,951)        (121,417)
                                                                 ----------        ---------
           Total shareholders' equity ....................          487,542          453,892
                                                                 ----------        ---------
           Total liabilities and shareholders' equity ....       $1,066,742        $ 984,143
                                                                 ==========        =========



   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)




                                                                 THREE-MONTH PERIOD ENDED
                                                                 ------------------------
                                                                 SEPT. 28,        SEPT. 30,
                                                                   1996             1995
                                                                 ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .........................................       $  32,878        $   8,327
      Adjustments to reconcile net income to net
      cash provided by (used for) operating activities:
           Depreciation and amortization .................          14,998           12,363
           Changes in current assets and liabilities:
                Accounts receivable ......................         (32,481)         (15,307)
                Inventories ..............................          (3,660)         (48,153)
                Prepaid expenses .........................          (1,491)          (1,136)
                Accounts payable and accrued expenses ....          49,143           15,865
           Other assets ..................................             905              669
           Deferred income taxes .........................            (194)             785
                                                                 ---------        ---------
               Net cash provided by (used for) operating
                  activities .............................          60,098          (26,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in short-term investments .................          23,651            7,487
      Capital expenditures, net ..........................         (48,984)         (16,647)
      Increase in other assets ...........................          (7,438)          (2,625)
                                                                 ---------        ---------
               Net cash used for investing activities ....         (32,771)         (11,785)
                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from stock options exercised ..............           4,946            2,203
      Proceeds from ESPP shares issued ...................           4,378            3,795
      Repurchase of common stock (Note 4) ................          (8,552)         (25,983)
                                                                 ---------        ---------
               Net cash provided by (used for) financing
                  activities .............................             772          (19,985)
                                                                 ---------        ---------
      Net increase (decrease) in cash and cash equivalents          28,099          (58,357)
      Cash and cash equivalents, beginning of period .....         182,565          217,531
                                                                 ---------        ---------
      Cash and cash equivalents, end of period ...........       $ 210,664        $ 159,174
                                                                 =========        =========
SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for income taxes .............       $   3,777        $   1,127


   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996.

2. Primary and fully diluted earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented.

3.       Inventories comprised the following:

                                                     SEPT. 28,    JUNE 29,
                                                       1996        1996
                                                     --------     --------
         (in thousands)

         Finished goods......................        $ 58,634     $ 72,239
         Work in process.....................          38,344       31,781
         Raw materials and component parts...          49,304       38,602
                                                     --------     --------
                                                     $146,282     $142,622
                                                     ========     ========

4. During the quarter ended September 28, 1996, the Company purchased 359,763 shares of its common stock in the open market at a cost of approximately $8.6 million. During the same period, 289,777 and 579,791 shares were distributed in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for approximately $9.3 million.

5. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three-month periods ended September 28, 1996 and September 30, 1995 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996.

WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY" OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales were $883.1 million in the first quarter of 1997, compared with $820.7 million in the immediately preceding quarter and $558.1 million in the first quarter of 1996. The growth in revenues stemmed from 7% and 75% increases in hard drive unit shipments over the immediately preceding quarter and the corresponding quarter of the prior year, respectively. The higher volume was partially offset by a decline in the average selling prices of hard drive products. Also, the results in the first quarter of 1996 included revenues from the Company's microcomputer products ("MCP") businesses, which were sold in 1996.

The consolidated gross margin percentage was 12.8% in the first quarter of 1997, compared with 12.7% in the immediately preceding quarter and 14.5% in the first quarter of 1996. The decrease in gross margin percentage from the first quarter of 1996 was primarily due to the sale of the MCP businesses, which had higher average gross profit margins than the Company's hard drive products. The gross margin percentage for hard drive products only in the first quarter of 1996 was 13.0%.

Research and development ("R&D") expense for the current quarter was $34.3 million, or 3.9% of revenues, versus $34.0 million, or 4.1% of revenues, and $40.7 million, or 7.3% of revenues, in the immediately preceding quarter and first quarter of 1996, respectively. The decrease from the prior year is primarily attributable to the elimination of MCP-related expenditures. This decrease was partially offset by higher expenditures to support the development of enterprise and mobile hard drive products. R&D expenses declined as a percentage of revenues from the first and fourth quarters of 1996 primarily as a result of the higher revenue base in the current quarter.

Selling, general and administrative ("SG&A") expenses for the first quarter of 1997 were $42.9 million, or 4.9% of revenues, as compared to $39.4 million, or 4.8% of revenues, and $33.9 million, or 6.1% of revenues, in the immediately preceding quarter and first quarter of 1996, respectively. The increase from the immediately preceding quarter is attributable to incremental selling, marketing and other related expenses in support of the higher revenue levels. SG&A expenses declined as a percentage of revenues from the first quarter of 1996 primarily as a result of the higher revenue base.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest and other income for the current quarter was $2.9 million, as compared to $3.0 million in the immediately preceding quarter and $3.6 million in the first quarter of 1996. The decrease from the first quarter of 1996 is primarily the result of lower average cash and short-term investment balances combined with lower average interest rates.

FINANCIAL CONDITION

Cash and short-term investments totaled $223.6 million at September 28, 1996 as compared with $219.2 million at June 29, 1996. Net cash provided by operating activities was $60.1 million for the quarter ended September 28, 1996. Cash flow from earnings, depreciation and an increase in current liabilities were partially offset by cash used to fund increases in accounts receivable and inventories. Other significant uses of cash during the first three months of 1997 were $49.0 million of capital expenditures, which were incurred primarily to support increased production of hard drives and related components, and the acquisition of approximately .4 million shares of the Company's common stock in the open market for $8.6 million.

The Company has an $150 million revolving credit agreement with certain financial institutions extending through April 1999. This facility is intended to meet short-term working capital requirements which may arise from time to time. The Company believes that its current cash and short-term investments combined with cash flow from operations and its revolving credit agreement will be sufficient to meet its working capital needs for the foreseeable future. However, the Company's ability to sustain its favorable working capital position is dependent upon a number of factors that are discussed below and in the Company's Annual Report on Form 10-K for the year ended June 29, 1996 under the heading "Certain Factors Affecting Future Operating Results."

CERTAIN FACTORS AFFECTING WESTERN DIGITAL CORPORATION AND THE DISK DRIVE
INDUSTRY

The hard drive industry in which the Company competes is subject to a number of risks which have affected the Company's operating results in the past and could affect its future operating results. Demand for the Company's hard drive products depends on the demand for the computer systems manufactured by its customers and storage upgrades to computer systems, which in turn are affected by computer systems product cycles, end user demand for increased storage capacity, and prevailing economic conditions.

The computing industry is intensely competitive and has been characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes, changing market requirements, occasional shortages of materials, dependence upon a limited number of vendors for certain components, dependence upon highly skilled engineering and other personnel, and significant expenditures for product development. The hard drive market in particular has been subject to recurring periods of severe price competition. The Company's principal competitors are Quantum Corporation ("Quantum"), Seagate Technology, Inc. ("Seagate Technology") and large computer manufacturers such as IBM that manufacture drives for use in their own products and for sale to others. In February 1996, Seagate Technology merged with Conner Peripherals, Inc. ("Conner") formerly one of the Company's principal competitors. This merger changed the industry dynamics by reducing the number of competitors and by significantly increasing the size of Seagate Technology. The Company is unable to predict the long-term effects that the merger will have on this industry and/or the Company. The Company has increased its market share recently in part by capitalizing on some missteps made by its competitors. While the Company believes that its products and its marketing efforts will continue to be competitive, there can be no assurance that its competitors will not improve their position in the market through new product introduction or other means.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Even during periods of consistent demand, the hard drive industry has been characterized by intense competition and ongoing price erosion over the life of a given drive product, and the Company expects that price erosion in the data storage industry will continue for the foreseeable future. In general, the unit price for a given product in all of the Company's markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions are primarily achieved as volume efficiencies are realized, component cost reductions are achieved, experience is gained in manufacturing the product and design enhancements are made. Competitive pressures and customer expectations result in these cost improvements being passed along as reductions in selling prices. At times, the rate of general price decline is accelerated when some competitors lower prices to absorb excess capacity, to liquidate excess inventories and/or to gain market share. The competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter, and such adverse effect often cannot be anticipated until late in any given quarter.

A number of the components used by the Company are available from a single or limited number of outside suppliers. Some of these materials may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. Because the Company is less vertically integrated than its competitors, an extended shortage of required materials and supplies could have a more severe effect on the Company's revenues and earnings as compared to its competition. The Company must allow for significant lead times when procuring certain materials and supplies. The Company has more than one available source of supply for most of its required materials. Where there is only one source of supply, the Company has entered into close technical and manufacturing relationships, has access to more than one manufacturing location in most instances, and believes that a second source could be obtained over a period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be secured. The supply of headstack assemblies is a critical issue for the Company as it commences volume production of the initial enterprise storage products. It is currently purchasing headstack components from a single vendor but expects to qualify another supplier by the end of December 1996. A shortage in the supply of headstack assemblies could adversely affect the Company's ability to meet customer demand for enterprise storage products. In addition, the increased customer demand for the Company's desktop storage products has increased the requirements for headstack assemblies, the availability of which may limit the Company's ability to increase production above its current planned levels.

The demand of hard drive customers for greater storage capacity and higher performance has led to short product life cycles that require the Company to constantly develop and introduce new drive products such as the enterprise storage products on a cost effective and timely basis. Failure of the Company to execute its strategy of achieving time-to-market in volume leadership with these new products, or any delay in introduction of more advanced and more cost effective products, could result in significantly lower gross margins. The Company's future is therefore dependent upon its ability to develop new products, to qualify these new products with its customers, to successfully introduce these products to the market on a timely basis, and to commence volume production to meet customer demands.

The Company experiences fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to shorten the time to achieve acceptable manufacturing yields and costs. In this regard, the Company's new enterprise storage products are expected to achieve volume production and contribute to sales beginning in the second quarter of 1997. The Company's inability to successfully achieve its sales goals for its enterprise storage products would significantly impact the Company's future operating results. The Company's future operating results may also be adversely affected if it is unsuccessful in marketing the 3.0-inch form factor hard drive to the mobile PC market.

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

The Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors. These factors have included the timing of orders from and shipment of products to major customers, product mix, pricing, delays in product development, introduction in production, competing technologies, variations in product cost, component availability due to single or limited sources of supply, foreign exchange fluctuations, increased competition and general economic and industry fluctuations. The Company's future operating results may also be adversly affected by an adverse judgement or settlement in the legal procedings in which the Company is currently involved. This statement should be read in conjunction with "PART I, Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996.


PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and reports on Form 8-K.

           (a)    Exhibits:

                  10.12.1 Amendment Number One to the Company's Extended Severance Plan

                  11         Computation of Per Share Earnings.

                  27         Financial Data Schedule

           (b)    Reports on Form 8-K:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WESTERN DIGITAL CORPORATION
                                    Registrant




                                    /s/Duston Williams
                                    ---------------------------------------
                                    Duston M. Williams
                                    Senior Vice President
                                    and Chief Financial Officer


Date: November 11, 1996

                                  EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                          DESCRIPTION                            PAGE
-------                         -----------                        ------------

10.12.1    Amendment Number One to the Company's Extended
           Severance Plan...................................

11         Computation of Per Share Earnings................

27         Financial Data Schedule..........................