Form 10-Q
period 1996-12-28
WESTERN DIGITAL CORP
filed 1997-02-10
CIK 106040

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     -----------------------------------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 1996.

                                       OR

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from     to

                         Commission file number 1-8703

                           WESTERN DIGITAL CORPORATION
        ---------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

              DELAWARE                                 95-2647125
        ---------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

        8105 Irvine Center Drive
        Irvine, California                            92618
        ---------------------------------------------------------------
        (Address of principal executive offices)    (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (714) 932-5000


                                      N/A
        ---------------------------------------------------------------
   Former name, former address and former fiscal year if changed since last report.

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

    Number of shares outstanding of Common Stock, as of February 1, 1997 is 43,879,587.

                          WESTERN DIGITAL CORPORATION
                                     INDEX

                                                                                                      PAGE NO.
                                                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Income - Three-Month Periods
                  Ended December 28, 1996 and December 30, 1995  . . . . . . . . . . . . .                3

                  Consolidated Statements of Income - Six-Month Periods
                  Ended December 28, 1996 and December 30, 1995  . . . . . . . . . . . . .                4

                  Consolidated Balance Sheets - December 28, 1996 and
                  June 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                5

                  Consolidated Statements of Cash Flows - Six-Month Periods
                  Ended December 28, 1996 and December 30, 1995  . . . . . . . . . . . . .                6

                  Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . . . . . . . . . . .                8

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders  . . . . . . . . . . .               12

         Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .               13

         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14

         Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE-MONTH PERIOD ENDED
                                                             ----------------------------------
                                                               DEC. 28,                DEC. 30,
                                                                 1996                    1995
                                                             ------------            ----------
Revenues, net . . . . . . . . . . . . . . . . . . . . . .    $  1,118,647            $  757,992
Costs and expenses:
     Cost of revenues   . . . . . . . . . . . . . . . . .         955,258               654,613
     Research and development   . . . . . . . . . . . . .          36,001                38,665
     Selling, general and administrative  . . . . . . . .          55,553                43,539
                                                             ------------            ----------
          Total costs and expenses  . . . . . . . . . . .       1,046,812               736,817
                                                             ------------            ----------
Operating income  . . . . . . . . . . . . . . . . . . . .          71,835                21,175
Interest and other income . . . . . . . . . . . . . . . .           3,729                 3,155
Gain on sale of multimedia business . . . . . . . . . . .              --                17,275
                                                             ------------            ----------
Income before income taxes  . . . . . . . . . . . . . . .          75,564                41,605
Provision for income taxes  . . . . . . . . . . . . . . .          11,335                 5,212
                                                             ------------            ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .    $     64,229            $   36,393
                                                             ============            ==========
Earnings per common and common
     equivalent share (Note 2):
          Primary   . . . . . . . . . . . . . . . . . . .    $       1.36            $      .75
                                                             ============            ==========
          Fully diluted   . . . . . . . . . . . . . . . .    $       1.35            $      .75
                                                             ============            ==========
Common and common equivalent shares used
     in computing per share amounts:
          Primary   . . . . . . . . . . . . . . . . . . .          47,380                48,438
                                                             ============            ==========
          Fully diluted   . . . . . . . . . . . . . . . .          47,543                48,688
                                                             ============            ==========








   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       SIX-MONTH PERIOD ENDED
                                                               ----------------------------------
                                                                  DEC. 28,               DEC. 30,
                                                                    1996                   1995
                                                               ------------            ----------
Revenues, net . . . . . . . . . . . . . . . . . . . . . .      $  2,001,762            $1,316,141
Costs and expenses:
     Cost of revenues   . . . . . . . . . . . . . . . . .         1,725,484             1,131,970
     Research and development   . . . . . . . . . . . . .            70,261                79,388
     Selling, general and administrative  . . . . . . . .            98,413                77,443
                                                               ------------            ----------
          Total costs and expenses  . . . . . . . . . . .         1,894,158             1,288,801
                                                               ------------            ----------
Operating income  . . . . . . . . . . . . . . . . . . . .           107,604                27,340
Interest and other income . . . . . . . . . . . . . . . .             6,640                 6,787
Gain on sale of multimedia business . . . . . . . . . . .                --                17,275
                                                               ------------            ----------
Income before income taxes  . . . . . . . . . . . . . . .           114,244                51,402
Provision for income taxes  . . . . . . . . . . . . . . .            17,137                 6,682
                                                               ------------            ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .      $     97,107            $   44,720
                                                               ============            ==========
Earnings per common and common
     equivalent share (Note 2):
          Primary   . . . . . . . . . . . . . . . . . . .      $       2.07            $      .89
                                                               ============            ==========
          Fully diluted   . . . . . . . . . . . . . . . .      $       2.06            $      .89
                                                               ============            ==========
Common and common equivalent shares used
     in computing per share amounts:
          Primary   . . . . . . . . . . . . . . . . . . .            46,841                50,039
                                                               ============            ==========
          Fully diluted   . . . . . . . . . . . . . . . .            47,184                50,166
                                                               ============            ==========







   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            DEC. 28,               JUNE 29,
                                                                             1996                    1996
                                                                         ------------            -----------
                           ASSETS

Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . .                $    273,969            $    182,565
     Short-term investments (Note 3)  . . . . . . . . . .                          --                  36,598
     Accounts receivable, less allowance for doubtful
          accounts of $9,929 and $9,376   . . . . . . . .                     494,194                 409,473
     Inventories  (Note 4)  . . . . . . . . . . . . . . .                     155,740                 142,622
     Prepaid expenses   . . . . . . . . . . . . . . . . .                      27,669                  23,006
                                                                         ------------            ------------
          Total current assets  . . . . . . . . . . . . .                     951,572                 794,264
Property and equipment at cost, net . . . . . . . . . . .                     192,983                 148,258
Intangible and other assets, net  . . . . . . . . . . . .                      33,136                  41,621
                                                                         ------------            ------------
          Total assets  . . . . . . . . . . . . . . . . .                $  1,177,691            $    984,143
                                                                         ============            ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable   . . . . . . . . . . . . . . . . .                $    422,839            $    345,866
     Accrued compensation   . . . . . . . . . . . . . . .                      37,893                  30,457
     Accrued expenses   . . . . . . . . . . . . . . . . .                     189,648                 137,699
                                                                         ------------            ------------
          Total current liabilities   . . . . . . . . . .                     650,380                 514,022
Deferred income taxes . . . . . . . . . . . . . . . . . .                      16,016                  16,229
Commitments and contingent liabilities
Shareholders' equity:
     Preferred stock, $.10 par value;
          Authorized: 5,000 shares
          Outstanding:  None                                                       --                      --
     Common stock, $.10 par value;
          Authorized:  95,000 shares
          Outstanding:  50,666 shares at
          December 28 and at June 29  . . . . . . . . . .                       5,066                   5,066
     Additional paid-in capital   . . . . . . . . . . . .                     342,621                 349,773
     Retained earnings  . . . . . . . . . . . . . . . . .                     317,577                 220,470
     Treasury stock-common stock at cost;
          7,153 shares at December 28 and
          7,095 shares at June 29 (Note 5)  . . . . . . .                    (153,969)               (121,417)
                                                                         ------------            ------------
          Total shareholders' equity  . . . . . . . . . .                     511,295                 453,892
                                                                         ------------            ------------
          Total liabilities and shareholders' equity  . .                $  1,177,691            $    984,143
                                                                         ============            ============



   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                               SIX-MONTH PERIOD ENDED
                                                                         -----------------------------------
                                                                           DEC. 28,                DEC. 30,
                                                                             1996                   1995
                                                                         ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   . . . . . . . . . . . . . . . . . . . . . . .          $     97,107            $    44,720
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization   . . . . . . . . . . .                28,323                 25,854
          Gain on sale of multimedia business   . . . . . . . .                    --                (17,275)
          Changes in current assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . .               (84,721)               (57,096)
               Inventories  . . . . . . . . . . . . . . . . . .               (13,118)               (30,721)
               Prepaid expenses   . . . . . . . . . . . . . . .                (4,663)                 3,552
               Accounts payable and accrued expenses  . . . . .               136,358                 47,495
          Other assets  . . . . . . . . . . . . . . . . . . . .                   500                 (1,275)
          Deferred income taxes   . . . . . . . . . . . . . . .                  (213)                   920
                                                                         ------------            -----------
              Net cash provided by operating activities . . . .               159,573                 16,174
                                                                         ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments (Note 3)  . . . . . . .                36,598                 27,346
     Capital expenditures, net  . . . . . . . . . . . . . . . .               (69,566)               (35,404)
     Decrease (increase) in other assets  . . . . . . . . . . .                 4,503                 (4,375)
     Proceeds from sale of multimedia business  . . . . . . . .                    --                 51,915
                                                                         ------------            -----------
              Net cash provided by (used for)
                investing activities  . . . . . . . . . . . . .               (28,465)                39,482
                                                                         ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock (Note 5)  . . . . . . . . . . .               (49,840)               (72,656)
     Proceeds from stock options exercised  . . . . . . . . . .                 5,758                  2,472
     Proceeds from ESPP shares issued   . . . . . . . . . . . .                 4,378                  3,795
                                                                         ------------            -----------
              Net cash used for financing activities  . . . . .               (39,704)               (66,389)
                                                                         ------------            -----------
     Net increase (decrease) in cash and cash equivalents   . .                91,404                (10,733)
     Cash and cash equivalents, beginning of period   . . . . .               182,565                217,531
                                                                         ------------            -----------
     Cash and cash equivalents, end of period   . . . . . . . .          $    273,969            $   206,798
                                                                         ============            ===========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for income taxes  . . . . . . . . .          $      4,996            $     1,682



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

3. At June 29, 1996, the Company held $36.6 million in U.S. Treasury Bills that were classified as short-term investments. During the first six months of 1997, these securities matured and were replaced by highly liquid investments with original maturities of three months or less. The new investments were classified as cash equivalents on the Company's consolidated balance sheet at December 28, 1996.

4.       Inventories comprised the following:

                                                                            DEC. 28,               JUNE 29,
                                                                              1996                    1996
                                                                         ------------            -----------
         (in thousands)

         Finished goods . . . . . . . . . . . . . . . . .                $     55,629            $    72,239
         Work in process  . . . . . . . . . . . . . . . .                      49,778                 31,781
         Raw materials and component parts  . . . . . . .                      50,333                 38,602
                                                                         ------------            -----------
                                                                         $    155,740            $   142,622
                                                                         ============            ===========

5. During the six-month period ended December 28, 1996, the Company purchased 1.1 million shares of its common stock in the open market at a cost of $49.8 million. During the same period, approximately 290,000 and 789,000 shares were distributed in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for $11.5 million.

6. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three- and six-month periods ended December 28, 1996 and December 30, 1995 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters. Consolidated sales were $1.1 billion in the second quarter of 1997, compared with $883 million in the immediately preceding quarter and $758 million in the second quarter of 1996. Consolidated sales were $2.0 billion in the first six months of 1997, an increase of $686 million or 52% from the same period of the prior year. The growth in revenues stemmed from 53% and 62% increases in hard drive unit shipments for the three- and six-month periods ended December 28, 1996, respectively, over the corresponding periods of the prior year. The higher volume was partially offset by a decline in the average selling prices of hard drive products. The increase in revenues from the immediately preceding quarter is primarily the result of a 24% increase in hard drive unit shipments and an improved pricing environment for the Company's hard-drive products.

The consolidated gross margin percentage was 14.6% in the second quarter of 1997, an increase of 1.8 and 1.0 percentage points from the immediately preceding quarter and the second quarter of 1996, respectively. The increases in the consolidated gross margin percentage were primarily the result of the improved pricing environment combined with reductions in the cost of the Company's hard drive products. The Company started volume shipments of hard drives from its enterprise storage product line in the second quarter of 1997. However, this did not have a material effect on the consolidated gross margin percentage. The consolidated gross margin percentage was 13.8% in the first six months of 1997, down .2 percentage points from the same period of 1996. The decrease in gross margin percentage from the first six months of 1996 was primarily due to the sale of the Company's microcomputer products ("MCP") businesses in 1996, which had higher average gross margins than the Company's hard drive products.

Research and development ("R&D") expense for the current quarter was 3.2% of revenues, versus 3.9% and 5.1% of revenues in the immediately preceding quarter and second quarter of 1996, respectively. R&D expense for the first six months of 1997 was 3.5% of revenues as compared to 6.0% of revenues in the corresponding period of 1996. The decreases were primarily attributable to the elimination of MCP-related expenditures and the higher revenue base in the current year. These amounts were partially offset by higher expenditures to support the development of enterprise and mobile hard-drive products.

Selling, general and administrative ("SG&A") expenses for the second quarter of 1997 were 5.0% of revenues, as compared to 4.9% and 5.7% of revenues in the immediately preceding quarter and second quarter of 1996, respectively. SG&A expenses for the first six months of 1997 were 4.9% of revenues as compared to 5.9% of revenues in the corresponding period of 1996. The decreases from the prior year were primarily attributable to the higher revenue base in the current year. The increases in the absolute dollars of SG&A expenses from the three- and six-month periods ended December 30, 1995 were primarily the result of incremental selling, marketing and other related expenses in support of the higher revenue levels and higher accruals for the Company's pay-for-performance and profit sharing plans.

The effective tax rate for the first six months of 1997 was 15%, as compared to 13% for the corresponding period of 1996. The increase reflects a change in the mix of earnings among the Company's subsidiaries and the various tax jurisdictions within which they operate.

FINANCIAL CONDITION

Cash and short-term investments totaled $274.0 million at December 28, 1996 as compared with $219.2 million at June 29, 1996. Net cash provided by operating activities was $159.6 million for the six-month period ended December 28, 1996. Cash flows from earnings, depreciation and an increase in current liabilities were partially offset by cash used to fund increases in accounts receivable and inventories. Other significant uses of cash during the first six months of 1997 were $69.6 million of capital expenditures, which was incurred primarily to support increased production of hard drives and related components, and the acquisition of 1.1 million shares of the Company's common stock in the open market for $49.8 million. Partially offsetting these uses of cash was $36.6 million provided by short-term investments that matured during the first six months of 1997.

During the quarter ended December 28, 1996, the allowance for doubtful accounts decreased by $2.4 million. The decrease is primarily the result of write-offs of accounts receivable that were fully reserved in prior periods, partially offset by normal provisions for doubtful accounts.

The Company has an $150 million revolving credit agreement with certain financial institutions extending through April 1999. This facility is intended to meet short-term working capital requirements which may arise from time to time. The Company believes that its current cash balances combined with cash flow from operations and its revolving credit agreement will be sufficient to meet its working capital needs for the foreseeable future. However, the Company's ability to sustain its favorable working capital position is dependent upon a number of factors that are discussed below and in the Company's Annual Report on Form 10-K for the year ended June 29, 1996 under the heading "Certain Factors Affecting Future Operating Results."

CERTAIN FACTORS AFFECTING WESTERN DIGITAL CORPORATION AND THE DISK DRIVE
INDUSTRY

The hard drive industry in which the Company competes is subject to a number of risks which have affected the Company's operating results in the past and could affect its future operating results. Demand for the Company's hard drive products depends on the demand for the computer systems manufactured by its customers and storage upgrades to computer systems, which in turn are affected by computer system product cycles, end user demand for increased storage capacity, and prevailing economic conditions. The press has reported slower retail computer sales during the 1996 holiday season, but the Company believes that overall the computer market remains strong, with the non-retail sector showing a combination of corporate upgrades to Windows NT on Pentium Pro desktop systems, a strong demand for higher capacity, high-performance Western Digital Caviar desktop drives and strength in the server market.

The computing industry is intensely competitive and has been characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes, changing market requirements, occasional shortages of materials, dependence upon a limited number of vendors for certain components, dependence upon highly skilled engineering and other personnel, and significant expenditures for product development. The hard drive market in particular has been subject to recurring periods of severe price competition, although the Company believes that the current pricing environment remains stable by historical industry standards.

The Company's principal competitors are Quantum Corporation ("Quantum"), Seagate Technology, Inc. ("Seagate Technology") and large computer manufacturers such as IBM that manufacture drives for use in their own products and for sale to others. In February 1996, Seagate Technology merged with Conner Peripherals, Inc. ("Conner") formerly one of the Company's principal competitors. This merger changed the industry dynamics by reducing the number of competitors and by significantly increasing the size of Seagate Technology. The Company is unable to predict the long-term effects that the merger will have on this industry and/or the Company, although the Company currently believes that consolidation has brought more stability to the hard drive industry. The Company has increased its market share recently in part by capitalizing on some missteps made by its competitors. While the Company believes that its products and its marketing efforts will continue to be competitive, there can be no assurance that its competitors will not improve their position in the market through new product introduction or other means.

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

A number of the components used by the Company are available from a single or limited number of outside suppliers. Some of these materials may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. Because the Company is less vertically integrated than its competitors, an extended shortage of required materials and supplies could have a more severe effect on the Company's revenues and earnings as compared to its competition. The Company must allow for significant lead times when procuring certain materials and supplies. The Company has more than one available source of supply for most of its required materials. Where there is only one source of supply, the Company has entered into close technical and manufacturing relationships, has access to more than one manufacturing location in most instances, and believes that a second source could be obtained over a period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be secured. Although the Company obtains headstack assemblies from several sources, the supply of these components at the desired technology levels is currently a critical issue for the Company as it plans to meet the current strong demand for desktop storage products. A shortage in the supply of headstack assemblies at the desired technology levels could adversely affect the Company's ability to meet anticipated customer demand for enterprise storage products and could limit the Company's ability to manufacture desktop storage products to or above its current planned levels.

Hard drive customers' demand for greater storage capacity and higher performance has led to short product life cycles that require the Company to constantly develop and introduce new drive products on a cost effective and timely basis. Failure of the Company to execute its strategy of achieving time-to-market in sufficient volume with these new products, or any delay in introduction of advanced and cost effective products, could result in significantly lower gross margins. The Company's future is therefore dependent upon its ability to develop new products, to qualify these new products with its customers, to successfully introduce these products to the market on a timely basis, and to commence volume production to meet customer demands.

The Company experiences fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to shorten the time to achieve acceptable manufacturing yields and costs. Production of the Company's new enterprise storage products is expected to increase considerably over the next several quarters. The Company's inability to successfully achieve its production and sales goals for its enterprise storage products would significantly impact the Company's future operating results. Although the mobile PC market represents a smaller portion of the Company's potential business, the Company is also working to achieve volume production of the 3.0-inch form factor hard drive for mobile products in 1997. The Company's future operating results may be adversely affected if it is unsuccessful in ramping to volume production and marketing the 3.0-inch form factor hard drive.

All of the Company's hard drive products currently utilize conventional thin film or metal-in-gap ("MIG") inductive head technologies. The Company believes that MR heads, which enable higher capacity per disk than conventional thin film or MIG inductive heads, will eventually replace thin film and MIG inductive heads as the leading recording head technology. Several of the Company's major competitors incorporate MR head technology into some of their current products and with higher capacity drives using MR heads, the Company's competitors have achieved time-to-market leadership. Failure of the Company to successfully manufacture and market products incorporating MR head technology in a timely manner and/or in sufficient volume could have a material adverse effect on the Company's business and results of operations.

The Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors. These factors have included the timing of orders from and shipment of products to major customers, product mix, pricing, delays in product development and/or introduction to production, competing technologies, variations in product cost, component availability due to single or limited sources of supply, foreign exchange fluctuations, increased competition and general economic and industry fluctuations. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved. This statement should be read in conjunction with "PART I, Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996.

PART II.   OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           The annual meeting of shareholders was held on November 14, 1996. The shareholders elected the following eight directors to hold office until the next annual meeting and until their successors are elected and qualified:

                                                                                        Number of Votes
                                                                                        ---------------
                                                                                      For         Withheld
                                                                                      ---         --------
                 James A. Abrahamson                                              40,863,553       167,394
                 Peter D. Behrendt                                                40,865,172       165,775
                 I. M. Booth                                                      40,861,758       169,189
                 Irwin Federman                                                   40,862,925       168,022
                 Charles A. Haggerty                                              40,870,282       160,665
                 Andre R. Horn                                                    40,863,385       167,562
                 Anne O. Krueger                                                  40,861,318       169,629
                 Thomas E. Pardun                                                 40,865,925       165,022

           In addition, the shareholders approved the following proposals:

                                                                                        Number of Votes
                                                                                      -------------------
                                                                                      For         Against*
                                                                                      ---         -------
           <S
           1.    To approve the amendment to the Company's
                 Employee Stock Option Plan.                                      20,217,558    11,292,078

           2.    To approve the amendment to the Company's
                 Employee Stock Purchase Plan.                                    30,784,469       725,167

           3.    To ratify the selection of KPMG Peat Marwick LLP
                 as independent accountants for the Company for
                 the fiscal year ended June 28, 1997.                             40,911,170       119,774

           *  includes abstentions

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits:

                 4.2.1 Amendment No. 2 to Rights Agreement dated as of January 15, 1997, by and between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent (1)

                 10.1.1 Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 14, 1996.

                 10.3.1 Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 14, 1996.

                 10.32.1 Third Amendment to the Company's Retirement Savings and Profit Sharing Plan.

                 11       Computation of Per Share Earnings.

                 27       Financial Data Schedule.

                 --------------
                 (1) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 1997.

            (b)  Reports on Form 8-K:

                 On February 5, 1997, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that the Company's Rights Agreement has been amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WESTERN DIGITAL CORPORATION
                                     ------------------------------------------
                                     Registrant




                                     /s/Duston Williams
                                     ------------------------------------------
                                        Duston M. Williams
                                        Senior Vice President
                                        and Chief Financial Officer



Date:    February 10, 1997

                                 EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                 DESCRIPTION                                    PAGE


10.1.1      Western Digital Corporation Amended and Restated
            Employee Stock Option Plan, as amended on
            November 14, 1996 . . . . . . . . . . . . . . . . . . . .

10.3.1      Western Digital Corporation 1993 Employee Stock
            Purchase Plan, as amended on November 14, 1996  . . . . .


10.32.1     Third Amendment to the Company's Retirement Savings and
            Profit Sharing Plan . . . . . . . . . . . . . . . . . . .


11          Computation of Per Share Earnings . . . . . . . . . . . .


27          Financial Data Schedule . . . . . . . . . . . . . . . . .