Form 10-Q
period 1997-03-29
WESTERN DIGITAL CORP
filed 1997-05-09
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1997.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                          Commission file number 1-8703

                           WESTERN DIGITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                              95-2647125
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        8105 Irvine Center Drive
        Irvine, California                                       92618
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

         Number of shares outstanding of Common Stock, as of May 1, 1997 is 43,236,532.

                           WESTERN DIGITAL CORPORATION
                                      INDEX

                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                 Consolidated Statements of Income - Three-Month Periods
                 Ended March 29, 1997 and March 30, 1996....................... 3

                 Consolidated Statements of Income - Nine-Month Periods
                 Ended March 29, 1997 and March 30, 1996....................... 4

                 Consolidated Balance Sheets - March 29, 1997 and
                 June 29, 1996................................................. 5

                 Consolidated Statements of Cash Flows - Nine-Month Periods
                 Ended March 29, 1997 and March 30, 1996....................... 6

                 Notes to Consolidated Financial Statements.................... 7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................... 9

PART II. OTHER INFORMATION

         Item 1  Legal Proceedings.............................................13

         Item 4. Submission of Matters to Vote of Security Holders.............13

         Item 6. Exhibits and Reports on Form 8-K..............................14

         Signatures............................................................15

         Exhibit Index.........................................................16

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           WESTERN DIGITAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  THREE-MONTH PERIOD ENDED
                                                                                ----------------------------
                                                                                 MAR. 29,          MAR. 30,
                                                                                   1997              1996
                                                                                ----------        ----------
Revenues, net ..........................................................        $1,096,212        $  728,362
Costs and expenses:
      Cost of revenues .................................................           911,357           635,038
      Research and development .........................................            39,672            36,682
      Selling, general and administrative ..............................            51,121            37,628
                                                                                ----------        ----------
           Total costs and expenses ....................................         1,002,150           709,348
                                                                                ----------        ----------
Operating income .......................................................            94,062            19,014
Interest and other income ..............................................             3,109             3,328
                                                                                ----------        ----------
Income before income taxes .............................................            97,171            22,342
Provision for income taxes .............................................            14,576             2,904
                                                                                ----------        ----------
Net income  ............................................................        $   82,595        $   19,438
                                                                                ==========        ==========
Earnings per common and common
      equivalent share (Note 2):

           Primary .....................................................        $     1.76        $      .42
                                                                                ==========        ==========
           Fully diluted ...............................................        $     1.76        $      .42
                                                                                ==========        ==========
Common and common equivalent shares used
      in computing per share amounts:

           Primary .....................................................            47,017            46,592
                                                                                ==========        ==========
           Fully diluted ...............................................            47,018            46,710
                                                                                ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  NINE-MONTH PERIOD ENDED
                                                                                ----------------------------
                                                                                 MAR. 29,          MAR. 30,
                                                                                  1997               1996
                                                                                ----------        ----------
Revenues, net ..........................................................        $3,097,974        $2,044,503
Costs and expenses:
      Cost of revenues .................................................         2,636,841         1,767,008
      Research and development .........................................           109,933           116,070
      Selling, general and administrative ..............................           149,534           115,071
                                                                                ----------        ----------
           Total costs and expenses ....................................         2,896,308         1,998,149
                                                                                ----------        ----------
Operating income .......................................................           201,666            46,354
Interest and other income ..............................................             9,749            10,115
Gain on sale of multimedia business ....................................                --            17,275
                                                                                ----------        ----------
Income before income taxes .............................................           211,415            73,744
Provision for income taxes .............................................            31,713             9,586
                                                                                ----------        ----------
Net income .............................................................        $  179,702        $   64,158
                                                                                ==========        ==========
Earnings per common and common
      equivalent share (Note 2):

           Primary .....................................................        $     3.83        $     1.31
                                                                                ==========        ==========
           Fully diluted ...............................................        $     3.81        $     1.31
                                                                                ==========        ==========
Common and common equivalent shares used
      in computing per share amounts:

           Primary .....................................................            46,900            48,890
                                                                                ==========        ==========
           Fully diluted ...............................................            47,128            49,014
                                                                                ==========        ==========







   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   MAR. 29,             JUNE 29,
                                                                     1997                 1996
                                                                  -----------         -----------
                                     ASSETS
Current assets:
      Cash and cash equivalents ..........................        $   227,504         $   182,565
      Short-term investments (Note 4) ....................                 --              36,598
      Accounts receivable, less allowance for doubtful
           accounts of $10,838 and $9,376 ................            585,626             409,473
      Inventories  (Note 5) ..............................            166,043             142,622
      Prepaid expenses ...................................             21,877              23,006
                                                                  -----------         -----------
           Total current assets ..........................          1,001,050             794,264
Property and equipment at cost, net ......................            212,922             148,258
Intangible and other assets, net .........................             43,733              41,621
                                                                  -----------         -----------
           Total assets ..................................        $ 1,257,705         $   984,143
                                                                  ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...................................        $   426,752         $   345,866
      Accrued compensation ...............................             52,948              30,457
      Accrued expenses ...................................            210,915             137,699
                                                                  -----------         -----------
           Total current liabilities .....................            690,615             514,022
Deferred income taxes ....................................             15,402              16,229
Commitments and contingent liabilities
Shareholders' equity:
      Preferred stock, $.01 par value;
           Authorized: 5,000 shares
           Outstanding:  None ............................                 --                  --
      Common stock, $.01 par value;
           Authorized:  225,000 shares
           Outstanding:  50,666 shares at
           March 29 and at June 29 .......................                507                 507
      Additional paid-in capital .........................            345,003             354,332
      Retained earnings ..................................            400,172             220,470
      Treasury stock-common stock at cost;
           7,302 shares at March 29 and
           7,095 shares at June 29 (Note 6) ..............           (193,994)           (121,417)
                                                                  -----------         -----------
           Total shareholders' equity ....................            551,688             453,892
                                                                  -----------         -----------
           Total liabilities and shareholders' equity ....        $ 1,257,705         $   984,143
                                                                  ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    NINE-MONTH PERIOD ENDED
                                                                  ---------------------------
                                                                   MAR. 29,          MAR. 30,
                                                                     1997              1996
                                                                  ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .........................................        $ 179,702         $  64,158
      Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization .................           46,368            39,133
           Gain on sale of multimedia business ...........               --           (17,275)
           Changes in current assets and liabilities:
                Accounts receivable ......................         (176,153)          (93,858)
                Inventories ..............................          (23,421)          (53,834)
                Prepaid expenses .........................            1,129            (5,288)
                Accounts payable and accrued expenses ....          176,593            77,365
           Other assets ..................................              535             2,102
           Deferred income taxes .........................             (827)              420
                                                                  ---------         ---------
               Net cash provided by operating activities .          203,926            12,923
                                                                  ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in short-term investments (Note 4) ........           36,598            30,182
      Capital expenditures, net ..........................         (105,360)          (67,005)
      Increase in other assets ...........................           (8,319)           (6,491)
      Proceeds from sale of businesses ...................               --            53,115
                                                                  ---------         ---------
               Net cash provided by (used for)
                 investing activities ....................          (77,081)            9,801
                                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of common stock (Note 6) ................         (102,209)         (113,738)
      Proceeds from stock options exercised ..............           11,176             4,760
      Proceeds from ESPP shares issued ...................            9,127             7,350
                                                                  ---------         ---------
               Net cash used for financing activities ....          (81,906)         (101,628)
                                                                  ---------         ---------
      Net increase (decrease) in cash and cash equivalents           44,939           (78,904)
      Cash and cash equivalents, beginning of period .....          182,565           217,531
                                                                  ---------         ---------
      Cash and cash equivalents, end of period ...........        $ 227,504         $ 138,627
                                                                  =========         =========
SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for income taxes .............        $   8,561         $   2,728


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

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share calculated in accordance with SFAS No. 128 is provided below:

                                            Three-Month Period Ended        Nine-Month Period Ended
                                            ------------------------        ------------------------
                                            Mar. 29,        Mar. 30,        Mar. 29,        Mar. 30,
                                              1997            1996            1997            1996
                                            --------        --------        --------        --------

         Basic earnings per share ..        $   1.89        $    .43        $   4.11        $   1.36
                                            ========        ========        ========        ========

         Diluted earnings per share         $   1.76        $    .42        $   3.83        $   1.31
                                            ========        ========        ========        ========

4. At June 29, 1996, the Company held $36.6 million in U.S. Treasury Bills that were classified as short-term investments. These securities matured during 1997 and were replaced by highly liquid investments with original maturities of three months or less. The new investments are classified as cash equivalents on the Company's consolidated balance sheet at March 29, 1997.

5.       Inventories comprised the following:

                                                  MAR. 29,        JUNE 29,
                                                    1997            1996
                                                  --------        --------
         (in thousands)

         Finished goods ..................        $ 67,073        $ 72,239
         Work in process .................          57,769          31,781
         Raw materials and component parts          41,201          38,602
                                                  --------        --------
                                                  $166,043        $142,622
                                                  ========        ========

6. During the nine-month period ended March 29, 1997, the Company purchased approximately 1,986,000 shares of its common stock in the open market at a cost of $102.2 million. During the same period, approximately 568,000 and 1,211,000 shares were distributed in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for $20.3 million.

7. On May 2, 1997, the Company announced that a two-for-one stock split, to be effected in the form of a stock dividend to shareholders of record on May 20, 1997, will occur on or about June 3, 1997. The financial statements and corresponding notes included herein have not been adjusted to reflect the stock split. Pro forma earnings per share, adjusted for the stock split, is provided below:

                          Three-Month Period Ended     Nine-Month Period Ended
                          ------------------------     -----------------------
                            Mar. 29,  Mar. 30,            Mar. 29,   Mar. 30,
                              1997      1996                1997       1996
                            --------  --------           ---------  ---------
         Primary ........     $.88       $.21               $1.92     $.66
                              ====       ====               =====     ====
         Fully diluted ..     $.88       $.21               $1.91     $.65
                              ====       ====               =====     ====


8. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

9. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three- and nine-month periods ended March 29, 1997 and March 30, 1996 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters. Consolidated sales were $1.1 billion in the third quarter of 1997, down $22 million from the immediately preceding quarter and up $368 million from the third quarter of 1996. Consolidated sales were $3.1 billion in the first nine months of 1997, an increase of $1.1 billion or 52% from the same period of the prior year. The growth in revenues over the corresponding periods of the prior year stemmed from 51% and 58% increases in hard drive unit shipments for the three- and nine-month periods ended March 29, 1997, respectively. The incremental unit volume shipped during the first nine months of 1997 was partially offset by a year-over-year decline in the average selling prices of hard drive products. The decline in revenues from the immediately preceding quarter is primarily the result of a 3% decrease in hard drive unit shipments, partially offset by higher average selling prices. The decrease in hard drive unit shipments from the prior quarter resulted from a shortage in the supply of headstack assemblies at the desired technology levels, which impacted the Company's ability to manufacture desktop storage products to meet customer demand. The sequential increase in average selling prices was driven by two factors. First, the Company sold a richer mix of higher-capacity desktop storage products. The richer mix was achieved as a result of the Company allocating supply constrained headstack assemblies to higher-capacity hard drives in order to respond to customer demand. Second, the Company increased shipments of enterprise storage products in the current quarter over the initial volume shipments achieved in the second quarter of 1997.

The consolidated gross margin percentage was 16.9% in the third quarter of 1997, an increase of 2.3 and 4.1 percentage points from the immediately preceding quarter and the third quarter of 1996, respectively. The consolidated gross margin percentage was 14.9% in the first nine months of 1997, up 1.3 percentage points from the same period of 1996. The increases in the consolidated gross margin percentage were primarily the result of the change in sales mix to a greater percentage of higher-capacity desktop storage products and increased shipments of enterprise storage products, which have a higher average gross margin percentage than desktop storage products. Also contributing to the year-over year improvements in the consolidated gross margin percentage were reductions in the average cost of producing the Company's desktop storage products.

Research and development ("R&D") expense for the current quarter was 3.6% of revenues, versus 3.2% and 5.0% of revenues in the immediately preceding quarter and third quarter of 1996, respectively. R&D expense for the first nine months of 1997 was 3.5% of revenues as compared to 5.7% of revenues in the corresponding period of 1996. The reductions from the corresponding periods of the prior year were primarily attributable to the elimination of expenditures related to the microcomputer products businesses, which were sold in 1996, and the higher revenue base in the current year. The increase from the immediately preceding quarter was the result of higher expenditures incurred to support the development of enterprise and mobile hard-drive products.

Selling, general and administrative ("SG&A") expenses for the third quarter of 1997 were 4.7% of revenues, as compared to 5.0% and 5.2% of revenues in the immediately preceding quarter and third quarter of 1996, respectively. SG&A expenses for the first nine months of 1997 were 4.8% of revenues as compared to 5.6% of revenues in the corresponding period of 1996. The improvement from the corresponding periods of the prior year was primarily attributable to the higher revenue base in the current year. The increases in the absolute dollars of SG&A expenses from the three- and nine-month periods ended March 30, 1996 were primarily due to incremental selling, marketing and other related expenses in support of the higher revenue levels and higher expenses for the Company's pay-for-performance and profit sharing plans.

The effective tax rate for the first nine months of 1997 was 15%, as compared to 13% for the corresponding period of 1996. The increase reflects a change in the mix of earnings among the Company's subsidiaries and the various tax jurisdictions within which they operate.

FINANCIAL CONDITION

Cash and short-term investments totaled $227.5 million at March 29, 1997 as compared with $219.2 million at June 29, 1996. Net cash provided by operating activities was $203.9 million for the nine-month period ended March 29, 1997. Cash flows from earnings, depreciation and an increase in current liabilities were partially offset by cash used to fund increases in accounts receivable and inventories. Other significant uses of cash during the first nine months of 1997 were capital expenditures of $105.4 million, incurred primarily to support increased production of hard drives and related components, and the acquisition of 2.0 million shares of the Company's common stock in the open market for $102.2 million. Another major source of cash during the first nine months of 1997 was $20.3 received in connection with stock option exercises and ESPP purchases.

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

CERTAIN FACTORS AFFECTING WESTERN DIGITAL CORPORATION AND THE DISK DRIVE
INDUSTRY

The hard drive industry in which the Company competes is subject to a number of risks which have affected the Company's operating results in the past and could affect its future operating results. Demand for the Company's hard drive products depends on the demand for the computer systems manufactured by its customers and storage upgrades to computer systems, which in turn are affected by computer system product cycles, end user demand for increased storage capacity, and prevailing economic conditions. The Company anticipates that the computer market will remain generally strong, with the non-retail sector showing a combination of corporate upgrades to Windows NT on Pentium Pro desktop systems, a strong demand for higher capacity, high-performance Western Digital Caviar desktop drives and strength in the enterprise market.

The computing industry is intensely competitive and has been characterized by significant price erosion over the life of a product, periodic rapid price declines due to industry over-capacity or other competitive factors, technological changes, changing market requirements, occasional shortages of materials, dependence upon a limited number of vendors for certain components, dependence upon highly skilled engineering and other personnel, and significant expenditures for product development. The hard drive market in particular has been subject to recurring periods of severe price competition, although the Company believes that the current pricing environment is relatively stable by historical industry standards.

The Company's principal competitors are Seagate Technology, Inc., Quantum Corporation and large computer manufacturers such as IBM that manufacture drives for use in their own products and for sale to others. Additionally, several large foreign companies have entered the data storage business. Fujitsu appears to have increased its market share by the largest amount although it has not reached the point of being a principal competitor of the Company. While the Company believes that its products and its marketing efforts will continue to be competitive, there can be no assurance that its competitors will not improve their position in the market through new product introduction or other means.

Even during periods of consistent demand, the hard drive industry has been characterized by intense competition and ongoing price erosion over the life of a given drive product, and although prices on disk drives have not fallen recently as quickly as they have in the past, the Company expects that price erosion in the data storage industry will continue for the foreseeable future. In general, the unit price for a given product in all of the Company's markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions are primarily achieved as volume efficiencies are realized, component cost reductions are achieved, experience is gained in manufacturing the product and design enhancements are made. Competitive pressures and customer expectations result in these cost improvements being passed along as reductions in selling prices. At times, the rate of general price decline is accelerated when some competitors lower prices to absorb excess capacity, to liquidate excess inventories and/or in an attempt to gain market share. The competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter, and such adverse effect often cannot be anticipated until late in any given quarter.

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

Although the Company obtains headstack assemblies from several sources, the supply of these components at the desired technology levels is currently a critical issue for the Company as it plans to meet the current strong demand for desktop storage products. A shortage in the supply of headstack assemblies at the desired technology levels limited the Company's ability to manufacture desktop storage products to meet customer demand in the last quarter. The Company decided to use the available supply in a mix which included more higher capacity drives. The Company believes that the supply of headstack assemblies will continue to be a restraint in the next quarter, and a continued shortage at the desired technology levels could adversely affect the Company's ability to meet anticipated customer demand for its products.

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

Production of the Company's new enterprise storage products is forecasted to increase considerably over the next several quarters. The Company's inability to achieve its production and sales goals for its enterprise storage products would significantly impact the Company's future operating results. The Company achieved volume production of the 3.0-inch form factor hard drive for mobile products in the third quarter. Although the mobile PC market represents a smaller portion of the Company's potential business, the Company's future operating results may be adversely affected if it is unsuccessful in increasing production and marketing the 3.0-inch form factor hard drive.

All of the Company's hard drive products currently utilize conventional thin film or metal-in-gap ("MIG") inductive head technologies. The Company believes that MR heads, which enable higher capacity per disk than conventional thin film or MIG inductive heads, will eventually replace thin film and MIG inductive heads as the leading recording head technology. Several of the Company's major competitors incorporate MR head technology into some of their current products and, with higher capacity drives using MR heads, the Company's competitors have achieved time-to-market leadership. Failure of the Company to successfully manufacture and market products incorporating MR head technology in a timely manner and/or in sufficient volume could have a material adverse effect on the Company's business and results of operations.

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

The Company's stock price, like other high technology companies' stock prices, is subject to wide fluctuations. Even a modest underperformance against the expectations of the investment community by the Company can lead to a significant decline in the market price of the Company's stock.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company was sued by Amstrad plc ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million for out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages plus exemplary damages in an unspecified amount. Trial in the matter is currently scheduled for June 1997. In a lawsuit filed in England by Amstrad against another hard drive maker, the court on May 9, 1997 ruled in favor of Amstrad and gave to Amstrad a substantial damage award. The Company believes that the underlying facts of its case are quite different than the English case and that it has meritorious defenses to Amstrad's claims. The Company intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations, if Amstrad were to prevail on its liability claims, a judgement in a material amount could be awarded against the Company.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           A special meeting of shareholders was held on March 11, 1997. The shareholders approved the following proposal:

                                                                                     Number of Votes
                                                                              ----------------------------
                                                                                 For              Against*
                                                                              ----------         ---------
         1.     To approve the amendment to the Company's
                Certificate of Incorporation to increase the Company's
                authorized Common Stock by 130,000,000 shares
                (to an aggregate of 225,000,000 shares) and to reduce
                the par value of the Common Stock and Preferred
                Stock from $.10 to $.01 per share ....................        37,203,450         2,904,434

           *  includes abstentions

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:

                  3.2.2      By-laws of the Company, as amended March 20, 1997

                  3.4.1 Certificate of Amendment of Certificate of Incorporation dated March 27, 1997

                  10.10.1 Western Digital Corporation Deferred Compensation Plan, Amended and Restated as of January 9, 1997

                  10.21.1 The Company's Non-Employee Directors Stock-For-Fees Plan, Amended and Restated as of January 9, 1997

                  10.32.2 Fourth Amendment to the Company's Retirement Savings and Profit Sharing Plan

                  11         Computation of Per Share Earnings

                  27         Financial Data Schedule

                  99.1 Press Release Regarding Judgement against Seagate Technology, Inc. in favor of Amstrad plc by the English Court

           (b)    Reports on Form 8-K:

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WESTERN DIGITAL CORPORATION
                                         ---------------------------------------
                                         Registrant



                                         /s/Duston Williams
                                         ---------------------------------------
                                         Duston M. Williams
                                         Senior Vice President
                                         and Chief Financial Officer

Date:    May 9, 1997

                                  EXHIBIT INDEX


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                              DESCRIPTION                                         PAGE
-------                             -----------                                     ------------
3.2.2     By-laws of the Company, as amended March 20, 1997.....................

3.4.1     Certificate of Amendment of Certificate of Incorporation dated
          March 27, 1997........................................................

10.10.1   Western Digital Corporation Deferred Compensation Plan, Amended
          and Restated as of January 9, 1997....................................

10.21.1   The Company's Non-Employee Directors Stock-For-Fees Plan,
          Amended and Restated as of January 9, 1997............................

10.32.2   Fourth Amendment to the Company's Retirement Savings and
          Profit Sharing Plan...................................................

11        Computation of Per Share Earnings.....................................

27        Financial Data Schedule...............................................

99.1      Press Release Regarding Judgement against Seagate Technology, Inc. in favor of Amstrad plc by the English Court.............................
