Form 10-K405
period 1997-06-28
WESTERN DIGITAL CORP
filed 1997-09-12
CIK 106040

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 28, 1997

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

                   REGISTRANT'S WEB SITE: HTTP://WWW.WDC.COM

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS:                          ON WHICH REGISTERED:

         COMMON STOCK, $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE
      RIGHTS TO PURCHASE SERIES A JUNIOR                 NEW YORK STOCK EXCHANGE
        PARTICIPATING PREFERRED STOCK

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 23, 1997, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $4.6 billion.

     As of August 23, 1997, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 87,172,541.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

================================================================================

                          WESTERN DIGITAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 28, 1997

                                                                                           PAGE
                                                                                           ----
                                            PART I
Item 1.    Business......................................................................    3
Item 2.    Properties....................................................................   11
Item 3.    Legal Proceedings.............................................................   12
Item 4.    Submission of Matters to a Vote of Security Holders...........................   12

                                            PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........   14
Item 6.    Selected Financial Data.......................................................   14
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................   14
Item 8.    Financial Statements and Supplementary Data...................................   21
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure......................................................   40

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant............................   40
Item 11.   Executive Compensation........................................................   40
Item 12.   Security Ownership of Certain Beneficial Owners and Management................   40
Item 13.   Certain Relationships and Related Transactions................................   40

                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............   40

     THE INFORMATION CONTAINED IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OTHER STATEMENTS OF THE COMPANY'S PLANS AND OBJECTIVES MAY ALSO BE CONSIDERED TO BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     The Company's fiscal year is a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1995, 1996 and 1997 fiscal years ended on July 1, June 29, and June 28, respectively.

     Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters.

     The Company's principal executive offices are located at 8105 Irvine Center Drive, Irvine, California 92618; its telephone number is (714) 932-5000 and its web site is http://www.wdc.com.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Western Digital Corporation (the "Company" or "Western Digital") designs, develops, manufactures and markets hard drives for use in computer systems ranging from notebook and desktop personal computers ("PC") to high-performance workstations, LAN servers and multi-user ("enterprise") systems. The Company is one of the top three independent manufacturers of hard drives.

     The Company's product lines include 3.5-inch form factor hard drives for desktop PC systems ("WD Caviar"), 3.5-inch form factor hard drives for enterprise systems ("WD Enterprise"), and 3.0-inch form factor hard drives for mobile PCs ("WD Portfolio"). The WD Caviar family of products offers storage capacities ranging from 1.2 gigabytes to 5.1 gigabytes ("GB"). These hard drives utilize the Enhanced Integrated Drive Electronics ("EIDE") interface.

     The Company began shipping the WD Enterprise class of products in 1997. The WD Enterprise product line currently offers hard drives with storage capacities of 2.1 GB and 4.3 GB and the Company intends to begin shipments of a 9 GB WD Enterprise hard drive in 1998. These products use the 3.5-inch form factor and the Small Computer System Interface ("SCSI") required by the processing-intensive, multi-tasking workstation, LAN server and multi-user system marketplace.

     In 1997, Western Digital also began shipping a new product designed for mobile PCs. The WD Portfolio product line is a low profile, 3.0-inch form factor hard drive offering capacities from 1 GB to 2.1 GB.

MARKETS

     The global market for hard drive products is divided into three major markets: (1) desktop PC systems, (2) mobile PCs, and (3) workstation systems and server/multi-user systems. Each market has unique characteristics that affect hard drive requirements, but all of them require hard drive manufacturers to continually offer more storage capacity to meet the needs of increasingly sophisticated users. The Company expects that new operating systems, desktop publishing, video editing, database management, and the explosion of the Internet will continue to drive growth in demand for data storage capacity.

     The Company believes that the computer industry, of which the hard drive industry is a part, is maturing. Overall computer industry growth rates are beginning to slow somewhat although the industry is still experiencing double digit year-over-year growth in both unit shipments and revenues.

     Hard drives are sold as components in computer systems and as upgrade components to end-users. Accordingly, the hard drive market is closely aligned with the PC market but, because of sales in the end-user upgrade market, the hard drive market is currently growing faster than the PC market in general.

  Desktop PC Market

     The Company designs, develops, manufactures and markets hard drives to meet the storage needs of desktop PC systems. The desktop component of the worldwide personal computing market represented greater than 75% of all hard drives shipped by the industry in calendar 1996. Over 90% of Western Digital's hard drive unit shipments in 1997 were sold to this market. Desktop personal computers for entry level to experienced users are used in both commercial and consumer environments.

     The WD Caviar family's model uses common platforms for various products with different capacities to serve the differing needs of the desktop PC market. This platform strategy results in commonality of components across different products, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. The platform strategy also enables non-retail customers to leverage their qualification efforts onto successive product models. The WD Caviar family's product strategy helped Western Digital capture the number two desktop supplier position in calendar year 1996.

  Enterprise Market

     The Company designs, develops, manufactures and markets hard drives to meet the demanding storage needs of enterprise systems. Workstations include high performance microcomputers, technical workstations, servers, and minicomputers. Enterprise systems typically require higher performance hard drives with a minimum of 2 GB of storage capacity. Data integrity is paramount in this environment. Performance of the hard drive is also important because the multi-user environment requires rapid access to data. Western Digital serves this component of the market with the WD Enterprise hard drives.

  Mobile PC Market

     The mobile PC market is characterized by desktop-type computing performance in a smaller "footprint" to allow portability of the system. The mobile PC market has different classes of products, such as laptop, notebook and sub-notebook computers, all of which have differing "footprints" to accommodate their respective system features. The nature of the smaller "footprint" requires a smaller hard drive that is rugged enough to sustain the shocks resulting from portability of the system. Most portable computers utilize a 2.5-inch form factor hard drive and, therefore, have less storage capacity than desktop PC systems. The WD Portfolio product line utilizes a 3.0-inch form factor and provides desktop-like capacities while maintaining the durability, power and weight characteristics of its competitors' current mobile product offerings.

     The mobile hard drive market is unique in that it is dominated by two large suppliers, IBM and Toshiba, which supply to themselves and the market. It is also different from either the desktop or enterprise markets in that there are almost no sales to the distribution or retail channel. Approximately ninety-five percent of mobile hard drives are sold to original equipment manufacturers ("OEMs") or their subcontractors. These factors make a successful time-to-market strategy critical for success.

  Potential Change in Market

     The information services business community is currently debating the "thin client architecture" or "Net PC" model, which emphasizes central servers for data storage and reduces the need for local desktop storage. The Company expects that widespread conversion to this model, if it occurs, would increase demand for enterprise storage products, which the Company recently began distributing, and reduce demand for desktop storage products, which have been the Company's strength. The WD Enterprise product line is the primary component of the Company's strategic plan to prepare for the possibility of widespread adoption of the thin client architecture.

PRODUCTS

     Revenues from hard drive products were $1.9, $2.8, and $4.2 billion for 1995, 1996 and 1997, respectively. Revenues from microcomputer products were $191.0 million and $70.1 million for 1995 and 1996, respectively. (The Company sold its microcomputer products businesses in 1996.)

  Technology and Product Development

     Hard drives are used to record, store and retrieve digital data. Their performance attributes are currently better than floppy disks, optical disk drives and tape, and more cost effective than semiconductor technology. The primary measures of hard drive performance include:

          "Storage capacity" -- the amount of data that can be stored on the hard drive -- commonly expressed in gigabytes.

          "Average seek time" -- the time needed to position the heads over a selected track on the disk surface -- commonly expressed in milliseconds.

          "Internal data transfer rate" -- the rate at which data is transferred to and from the disk -- commonly expressed in megabits per second.

          "Spindle rotational speed" -- the rotational speed of the disks inside the hard drive -- commonly expressed in revolutions per minute.

     All of the Company's hard drive products employ similar technology consisting of one or more rigid disks attached to a spindle assembly which rotates the disks at a constant speed around a hub. The rate at which the disks spin affects the drive performance -- generally, the faster the disks spin the higher the performance. The disks, or media, are where the actual data is stored and retrieved. Each disk typically consists of a substrate of finely machined aluminum or glass on which is deposited a thin layer of magnetic material.

     One read/write head is generally associated with each side of each disk and flies just above its surface. The heads are attached to arms that are linked together to form the head stack assembly. Guided by instructions from the internal controller, the head stack assembly is pivoted and swung across the disk by a head actuator or motor until it reaches the selected track of a disk, where the data is recorded or retrieved. The hard drive communicates with the computer through its internal controller, which controls the drive and interfaces with the host computer. There are several industry standard interfaces which can be used, including SCSI (Small Computer System Interface), EIDE (Enhanced Integrated Drive Electronics), and FC-AL (Fibre Channel Arbitrated Loop). As drive performance improves, the hard drive will deliver information faster than these current interfaces can handle. Accordingly, the industry plans to transition to high speed serial interfaces such as 1394 to handle the higher speed drives. The Company is working to develop products that will support the new 1394 interface, which is anticipated to replace EIDE as the new industry standard for PCs.

     Storage capacity of the hard drive is determined by the number of disks and the hard drive's areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk. Areal density is generally measured in megabits per square inch of disk surface. The higher the areal density, the more information can be stored on a single platter. The Company employs a range of advanced technologies to achieve high densities, including PRML (Partial Response Maximum Likelihood) read/write channels, advanced servo systems, and close contact heads.

     Western Digital plans to continue to increase areal densities of its hard drive products to meet the growing storage demands created by more sophisticated applications and users. Head technology is one of the variables affecting areal density. The Company is in the process of introducing new products with magneto-resistive ("MR") head technology, which allows significantly higher storage capacities than thin film or metal-in-gap head technologies. Some of the Company's competitors introduced products with MR heads last year, but Western Digital has taken a deliberate, planned approach for its transition to MR heads, thereby allowing it to take advantage of the hard drive industry's MR technology learning curve. The Company's suppliers and customers have now had substantial experience with MR-based products, and Western Digital expects to benefit from that experience. MR is the current technology transition for heads, media and related components, similar to metal-in-gap and thin film in the past, and eventually, as technology evolves, MR heads are expected to be replaced by the next head technology.

     For additional discussion of MR head technology transition, refer to Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive
Industry -- Development and Production of Drives with MR Recording Heads.

  Product Offerings

     The Company's three categories of hard drive products (WD Caviar, WD Portfolio, and WD Enterprise products) are designed to serve three distinct areas of the hard drive market. The WD Caviar family consists of 1.0" high, 3.5-inch form factor products with capacities ranging from 1.2 GB to 5.1 GB for the desktop personal computer market. The WD Caviar products feature CacheFlow, the Company's proprietary adaptive disk caching system, which enhances the drive's read/write performance as measured by the rate at which it can deliver information to or receive information from the computer. The WD Caviar products utilize the EIDE interface, providing high performance while retaining ease of use and overall low cost of connection.

     Introduced in 1996, the WD Portfolio family consists of 10.5mm high, 3.0-inch form factor hard drives with capacities ranging from 1.0 GB to 2.1 GB for the mobile PC market. WD Portfolio products are designed to fit into the smaller cabinets of portable computers, yet feature most of the attributes of WD Caviar products.

     The Company began shipping WD Enterprise products in 1997. The first two products offer storage capacities of 2.1 GB and 4.3 GB, respectively, are 1.0" high, use the 3.5-inch form factor, and are targeted at workstations, LAN servers and multi-user systems. The WD Enterprise products utilize the SCSI interface combined with a 7200 rpm spin rate to provide the high performance required to meet the storage needs of enterprise systems. The designs have minimized power consumption for enhanced reliability. WD Enterprise products leverage many of the successful WD Caviar product and process attributes.

SALES AND DISTRIBUTION

     The Company sells its products globally to OEMs, OEM subcontractors ("ODMs"), distributors, value-added resellers, dealers, system integrators and retailers. Sales to OEMs accounted for 73%, 68% and 72% of consolidated revenues in 1995, 1996, and 1997, respectively. Western Digital hard drives are either incorporated into computer systems for resale or installed into end user systems as upgrades.

     The business models of computer manufacturers, which account for the majority of the Company's sales, are in the process of changing, and these changes will impact Western Digital's sales, inventory and distribution patterns. The forecast-driven, long-production-run logistics model, which most of the computer industry has used, exposes OEMs and others in the distribution chain to the risk of carrying excess or obsolete component inventories. The historical model limits the OEMs' flexibility to react to rapid technology changes and component pricing fluctuations. The Company is beginning to experience a new customer supply chain logistics model that combines "build-to-order" (OEM does not build until there is an order backlog) and "channel assembly" (OEM supplies kits to distributors or assembly houses who assemble the computers). Western Digital is adapting its logistics model to effectively align with this industry shift. Western Digital already operates within these models with two of its major OEM customers. These changes will require greater skill in managing finished goods inventory and may require more flexibility in manufacturing, both of which in turn will require even closer relationships between the Company and its OEM customers. For an additional discussion of the changes in customer models, refer to Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Customer Concentration and Changing Customer Models.

     The Company maintains sales offices throughout North America, Eastern and Western Europe, Japan and Southeast Asia. Field application engineering is provided to strategic OEM accounts, and end-user technical support services are provided within the United States and Europe. The Company's end-user technical support is supplied by both employees and qualified third-party support organizations through no-charge toll telephone support during business hours in the United States, prepaid telephone cards in Europe and via the Company's web site.

     The Company's sales organization is structured so that each OEM customer is served by a sales team. Each sales team is responsible for providing timely feedback to engineering regarding the customer's new product requirements. This structure promotes early identification of and response to the customer's full range of product needs. Later, in the production stage, the team focus enables the Company to improve customer fulfillment and overall service. The Company's major OEM customers include Apple Computer, AST Research, Compaq Computer, Dell Computer, Digital Equipment Corporation, Fujitsu, Gateway 2000, Hewlett-Packard, IBM, Intel, Micron Technology, NEC and Siemens. During 1995 and 1996, sales to Gateway 2000 accounted for 11% of revenues. During 1997, sales to IBM accounted for 13% of revenues. For an additional discussion of customer concentration, refer to Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Customer Concentration and Changing Customer Models.

     The Company also sells its products through its sales force to selected resellers, which include major distributors, mass merchandisers and value-added resellers. The Company's major distributor customers include Decision Support Systems, Frank and Walter, Ingram Micro, Loeffelhardt, Supercom, Synnex and Tech Data. Major mass merchandiser customers include Best Buy, Computer City, CompUSA, Egghead Software and Office Depot. In accordance with standard industry practice, the Company's agreements with its resellers provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. These agreements may be terminated upon written notice by either party. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers' inventory.

     The Company's international sales, which include sales to foreign subsidiaries of U.S. companies, represented 44%, 51%, and 47% of revenues for 1995, 1996 and 1997, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates.

     For information concerning revenue recognition, sales by geographic region and significant customer information, see Notes 1 and 7, respectively, of Notes to Consolidated Financial Statements.

     The Company's marketing and advertising functions are performed both internally and through outside firms. Advertising, direct marketing, worldwide packaging, and marketing materials are targeted to various end-user segments. Western Digital utilizes both consumer media and trade publications. The Company has programs under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures. Western Digital has also invested in direct marketing and customer satisfaction programs. The Company maintains ongoing contact with end users through primary and secondary market research, focus groups, product registrations, and technical support databases. The Company recently launched a new global campaign emphasizing the Western Digital brand attributes of being accessible, secure, smart and empowering.

COMPETITION

  General

     The hard drive industry is a highly competitive high-technology commodity marketplace. Similar to general commodities, hard drives are highly substitutable due to the industry mandate of technical form, fit, and function standards. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, and ease of doing business. The relative importance of these factors varies among different customer and market segments. The Company believes that it is generally competitive in all of these factors. The Company believes that in a high-technology commodity business, it cannot differentiate its product based on attributes such as storage capacity; therefore, the Company differentiates itself by emphasizing rapid response with its OEM and distribution customers and brand equity with its end users. Rapid response requires accelerated design cycles, customer delivery and production flexibility which contribute to customer satisfaction. Brand equity is a relatively new area for the hard drive industry. However, as data storage has become strategically critical for all computer end users, the Company believes that trust in a manufacturer's reputation has become key in the selection of a component, particularly within such a rapidly changing technology environment.

     The Company's principal competitors are Seagate Technology, Inc. ("Seagate"), Quantum Corporation ("Quantum"), Hyundai Electronics America (Maxtor Corporation), and large computer manufacturers such as IBM that manufacture hard drives for use in their own products and for sale to others. Additionally, several large foreign companies such as Samsung and Fujitsu have entered the data storage business. While the Company believes that its products and its marketing efforts will continue to be competitive, there can be no assurance that its competitors will not improve their position in the market through aggressive pricing, new product introduction or other means.

     The Company also competes with other companies offering products based on alternative data storage technologies. Technological advances in optical or other technologies could result in the introduction of products with superior or equal performance and lower costs, which could adversely affect the Company's competitive position.

     The competition in the information storage product business can be further discussed on the basis of product lines as follows:

  Desktop Storage Products

     Western Digital's desktop products compete primarily with the product offerings of Seagate and Quantum, each of which has a market share of approximately 20% to 25%. The Company's market share in desktop storage is approximately 25%. Hyundai, IBM and Fujitsu are the other competitors of note. The Company was able to gain market share in the desktop market during the past two years because of higher volume product availability at desired capacity points, marketing missteps by the Company's competitors, and brand equity. However, the Company's rapid gain in desktop market share over the previous two years is not expected to continue.

     The desktop market is characterized by more competitors and shorter product life cycles than the hard drive market in general; therefore, it has traditionally been subject to periods of severe price competition and factors such as time-to-market can have a more pronounced effect on the success of any particular product.

  Enterprise Storage Products

     The competitive landscape in the enterprise hard drive market is dominated by Seagate with a market share in excess of 50%. The Company entered this market in 1997 to compete with Seagate, Quantum, IBM and Fujitsu. Quantum is also a relatively recent entrant into this market. Because of the increase in the number of competitors, the Company expects that price competition in the enterprise market will increase. The Company expects to respond to the increased competition by applying the business principles of superior quality, rapid production and strong customer relations. Introduction of the first generation of WD Enterprise drives has been successful because of high product quality, competitive product performance, and the

Company's ability to leverage its customer and supplier relations from the desktop market; however, the Company's continued success in the high-capacity market is heavily dependent on the successful development, timely introduction and market acceptance of new products.

  Mobile Storage Products

     IBM and Toshiba, who supply to themselves as mobile computer manufacturers as well as to other manufacturers, have a combined mobile hard drive market share of approximately 80%. Western Digital currently offers mobile hard drives with a maximum capacity of 2.1GB, which is less capacity than is being offered by its competitors in the marketplace. The Company is working to increase the capacity of its mobile hard drives. The Company believes that the WD Portfolio 3-inch form factor provides significant packaging benefits because of its low height and potentially significant capacity benefits because it has more surface area per disk than the 2.5-inch form factor. However, the Company has not yet been able to realize this higher capacity potential. Notebook manufacturers other than IBM and Toshiba(who may be reluctant to buy hard drives from their competitors) are key to the successful adoption of the 3-inch form factor. Long-term success of the Company's current mobile hard drive products depends on other industry hard drive suppliers producing 3-inch form factor hard drives. The Company anticipates that more OEMs will design the larger slot needed to accommodate the 3-inch form factor into their computers if these hard drives are available from multiple vendors.

     For an additional discussion of competition, refer to Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Highly Competitive Industry.

SERVICE AND WARRANTY

     Western Digital warrants its newly manufactured desktop and mobile products against defects in materials and workmanship for a period of three years from the date of sale. The Company's enterprise storage products have similar warranties for up to five years from the date of sale. The Company's warranty obligation is generally limited to repair or replacement. The Company refurbishes or repairs its products at an in-house service facility located in Singapore and at a third-party return facility located in Germany. As a response to the large increase in theft of high technology products and in an effort to deter the sale of Western Digital products on the "'black market", the Company does not warrant product which is stolen.

RESEARCH AND DEVELOPMENT

     The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses totaled $130.8, $150.1 and $150.2 million in 1995, 1996 and 1997, respectively. Although total expenditures were level from 1996 to 1997, research and development expenditures in 1996 included $24.5 million for microcomputer products. The microcomputer businesses were sold in 1996. Accordingly, research and development expenditures for hard drive products increased by approximately $24.6 million from 1996 to 1997.

     For a discussion of product development, refer to Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Rapid Technological Change and Product Development.

MANUFACTURING

     As a manufacturing company with a high-technology commodity product, Western Digital must manufacture significant volumes of high quality hard drives at low unit cost. The Company strives to maintain manufacturing flexibility, rapidly achieve high manufacturing yields, and acquire high-quality components in required volumes at competitive prices. The critical elements of Western Digital's hard drive production are high volume low cost assembly and reliability testing, and establishment and maintenance of key vendor relationships in order to create "virtual vertical integration."

     Hard drive manufacturing is a complex process involving the assembly of precision components with narrow tolerances and extensive testing to ensure reliability. The assembly process occurs in a "clean room" environment which demands skill in process engineering and efficient utilization of the "clean room" layout in order to reduce the high operating costs of this manufacturing environment.

     The Company produces hard drives in its three plants, two in Singapore and one in Malaysia. These plants have complete responsibility for all hard drives in volume production, including manufacturing, purchasing, inventory management, assembly, testing, quality assurance and shipping of finished units. The Company purchases most of the standard mechanical components and micro controllers for its hard drives from external suppliers, although the Company has a media manufacturing facility in Northern California which supplies a portion of its media requirements. The Company's media manufacturing facility runs substrates, acquired from third party vendors, through various manufacturing processes of layering, coating and lubricating in order to achieve the proper degree of final surface smoothness. After conducting final quality assurance tests, the media plant delivers finished media to the Company's overseas manufacturing facilities.

     The Company continually evaluates its manufacturing processes in an effort to increase productivity and decrease manufacturing costs. The Company believes that more automated manufacturing processes may be required in the future in order to be competitive in the hard drive industry and selectively evaluates which steps in the manufacturing process would benefit from automation and how automated manufacturing processes support the Company's business plans.

     For an additional discussion of manufacturing, refer to Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Foreign Manufacturing Risks.

MATERIALS AND SUPPLIES

     The principal components currently used in the manufacture of the Company's hard drives are magnetic heads (thin film, metal-in-gap ("MIG") and MR) and related head stack assemblies, media, controllers, spindle motors and mechanical parts used in the head-disk assembly. The Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers as well as proprietary semiconductor devices designed by and manufactured for the Company and a wide variety of other parts, including connectors, cables, and switches.

     Unlike some of its competitors, except for a portion of its media requirements, the Company acquires all of the components for its products from third-party suppliers. Substantially all of the Company's thin film head requirements are purchased from Read-Rite, SAE and AMC Corporation. These same vendors plus IBM are expected to be the Company's primary suppliers of MR heads. The Company also uses MIG heads, which are supplied by multiple vendors. Media requirements not fulfilled internally are purchased through several outside vendors including Komag Inc., Trace Storage, Akashic, HMT Technology and Showa Denko. The Company has an agreement with SGS Thompson to purchase finished integrated circuits, which were previously manufactured internally.

     For an additional discussion of component supplies, refer to Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive
Industry -- Dependence on Suppliers of Components.

BACKLOG

     At August 15, 1997, the Company's backlog, consisting of orders scheduled for delivery within the next twelve months, was approximately $620 million, compared with a backlog at August 15, 1996 of approximately $410 million. Historically, a substantial portion of the Company's orders has been for shipments within 30 to 60 days of the placement of the order. The Company's sales are made under contracts and purchase orders that, pursuant to industry practice, may be canceled with relatively short notice to the Company, subject to payment of certain costs, or modified by customers to provide for delivery at a later date. Also, certain of the Company's sales to OEMs are made under "just-in-time" delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue and profit.

PATENTS, LICENSES AND PROPRIETARY INFORMATION

     The Company owns numerous patents and has many patent applications in process. The Company believes that, although its patents and patent applications have significant value, the successful manufacturing and marketing of its products depends primarily upon the technical competence and creative ability of its personnel. Accordingly, the patents held and applied for do not assure the Company's future success.

     In addition to patent protection of certain intellectual property rights, the Company considers elements of its product designs and processes to be proprietary and confidential. The Company believes that its nonpatentable intellectual property, particularly some of its process technology, is an important factor in its success. Western Digital relies upon employee, consultant, and vendor non-disclosure agreements and a system of internal safeguards to protect its proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which the Company does business also may provide less protection for confidential information than the United States.

     The Company relies on certain technology that is licensed from other parties in order to manufacture and sell its products. The Company has cross-licensing agreements with several competitors, customers, and suppliers and the Company believes that it has adequate licenses and other agreements in place in addition to its own intellectual property portfolio to compete successfully in the hard drive industry.

     From time to time, the Company receives claims of alleged patent infringement or notice of patents from patent holders which typically contain an offer to grant the Company a license. It is the Company's policy to evaluate each claim and, if appropriate, enter into a licensing arrangement on commercially reasonable terms. However, there is no assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained.

ENVIRONMENTAL REGULATION

     The Company is subject to a variety of regulations in connection with its operations, and believes that it has obtained or is in the process of obtaining all necessary permits for its domestic operations. See Part I, Item 3, Legal Proceedings.

EMPLOYEES

     As of July 26, 1997, the Company employed a total of 13,507 full-time employees worldwide. The Company employed 2,410 employees in the United States, of whom 1,244, 416 and 750 were engaged in engineering, sales and administration, and manufacturing, respectively. The Company employed 5,287 employees at its hard drive manufacturing facilities in Malaysia, 5,656 at its hard drive manufacturing facilities in Singapore, and 154 at its international sales offices.

     Many of the Company's employees are highly skilled, and the Company's continued success depends in part upon its ability to attract and retain such employees. In an effort to attract and retain such employees, the Company continues to offer employee benefit programs which it believes are at least equivalent to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulty at times in hiring and retaining certain skilled personnel. In critical areas, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company's headquarters, located on leased property in Irvine, California (expiring in 2000), house management, research and development, administrative and sales personnel. The Company also leases facilities in San Jose, California, and Rochester, Minnesota for research and development activities. The

Company operates two hard drive manufacturing facilities in Singapore. One Singapore facility is leased and is used to produce desktop hard drives. The other Singapore facility is owned and is used to produce enterprise hard drives. Western Digital also owns a hard drive manufacturing facility in Kuala Lumpur, Malaysia which provides the Company with additional capacity to produce desktop hard drives. The Company's media processing facilities are located on leased property in Santa Clara, California. The leases referenced above expire at various times beginning in 1998 through 2006.

     The Company also leases office space in various other locations throughout the world primarily for sales and technical support. The Company's present facilities are adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue. The hard drive industry does not generally require long lead time to develop and begin operations in new manufacturing facilities.

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

     The Company's errors and omissions insurance carrier has acknowledged its responsibility to defend the case and to afford coverage. The policy limits, however, are well below the amount of damages sought by Amstrad. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity, if Amstrad were to prevail on its claims, a judgment in a material amount could be awarded against the Company.

     On June 10, 1994, Papst Licensing ("Papst") brought suit against the Company in the United States District Court for the Central District of California. The suit alleged infringement by Western Digital of five hard drive motor patents owned by Papst. The patents relate to disk drive motors that the Company purchases from motor vendors. On December 1, 1994, Papst dismissed its case without prejudice, but has recently notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial position, results of operations or liquidity.

     On May 9, 1997, the Bay Area Air Quality Management District ("District") filed suit against the Company in Santa Clara Superior Court. The complaint alleges that isopropyl alcohol dryers at the Company's Santa Clara media facility do not comply with the District's emission control requirements and the conditions of the permit issued by the District to the Company for the dryers. The complaint seeks damages of $300,000. The Company is in discussion with the District concerning the complaint and has proposed a resolution of the matter. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial position, results of operations or liquidity.

     The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all the executive officers of the Company as of August 1997 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

                   NAME                     AGE                      POSITION
------------------------------------------  ---     ------------------------------------------
Charles A. Haggerty.......................  56      Chairman of the Board, President and Chief
                                                    Executive Officer
Kathryn A. Braun..........................  46      President and Chief Operating Officer,
                                                    Personal Storage Division
Matthew H. Massengill.....................  36      Senior Vice President and General Manager,
                                                    Enterprise Storage Group
Marc H. Nussbaum..........................  41      Senior Vice President, Engineering,
                                                    Personal Storage Division
David W. Schafer..........................  45      Senior Vice President, Worldwide Sales
Duston M. Williams........................  39      Senior Vice President and Chief Financial
                                                    Officer
Michael A. Cornelius......................  55      Vice President, Law and Administration,
                                                    and Secretary
Steven M. Slavin..........................  46      Vice President, Taxes and Treasurer
Jack Van Berkel...........................  37      Vice President, Human Resources

     Messrs. Haggerty, Massengill, Nussbaum, Schafer, Slavin and Williams and Ms. Braun have been employed by the Company for more than five years and have served in various executive capacities with the Company before being appointed to their present positions.

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

     Mr. Van Berkel joined the Company in January 1995 as Director of Human Resources for the Personal Storage Division and was promoted to his current position in May 1997. Prior to joining the Company, he served as Vice President of Human Resources for Walker Interactive Systems for five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Western Digital's common stock is listed on the New York Stock Exchange ("NYSE"). The approximate number of holders of record of common stock of the Company as of August 20, 1997 was 3,160.

     The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The Company's line of credit agreement restricts the payment of cash dividends.

     The high and low sales prices (retroactively adjusted for the two-for-one stock split effected as a stock dividend in June 1997) of the Company's common stock, as reported by the NYSE, for each quarter of 1996 and 1997 are as follows:

                                                           FIRST       SECOND     THIRD      FOURTH
                                                           -----       ------     -----      ------
    1996
      High...............................................  $11-1/16  $  9-7/16   $10-11/16  $ 14-1/2
      Low................................................    7-9/16     7-3/16     8-1/16      9-7/16
    1997
      High...............................................  $20-5/8   $ 31-11/16  $38-5/8    $ 37-1/8
      Low................................................    9-15/16   19-3/16    26-1/4      26-5/16

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

                                                                 YEARS ENDED
                                         ------------------------------------------------------------
                                         JUNE 30,     JUNE 30,     JULY 1,      JUNE 29,     JUNE 28,
                                           1993         1994         1995         1996         1997
                                         --------     --------     --------     --------     --------
                                              (IN MILLIONS, EXCEPT PER SHARE AND EMPLOYEE DATA)
Revenues, net..........................  $1,225.2     $1,539.7     $2,130.9     $2,865.2     $4,177.9
Gross profit...........................     182.0        317.9        394.1        382.1        650.3
Operating income (loss)................     (10.0)        91.9        133.0         77.5        301.6
Net income (loss)......................  $  (25.1)    $   73.1     $  123.3     $   96.9     $  267.6
Earnings (loss) per share*:
  Primary..............................  $   (.39)    $    .88     $   1.28     $   1.01     $   2.86
  Fully diluted........................  $   (.39)    $    .85     $   1.23     $   1.00     $   2.85
Working capital........................  $  111.5     $  261.7     $  360.5     $  280.2     $  364.2
Total assets...........................  $  531.2     $  640.5     $  858.8     $  984.1     $1,307.1
Total long-term debt...................  $  182.6     $   58.6     $     --     $     --     $     --
Shareholders' equity...................  $  131.0     $  288.2     $  473.4     $  453.9     $  620.0
Number of employees....................     7,322        6,593        7,647        9,628       13,384

No cash dividends were paid for the years presented.
---------------

* Reflects retroactive recognition of the two-for one stock split effected as a stock dividend in June 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Western Digital operates in an highly competitive industry which has experienced a great deal of growth, competitive consolidation and technological change over the past several years. This industry is characterized as a high-tech commodity business with short product life cycles, dependence upon highly skilled engineering and other personnel, significant expenditures for product development and recurring periods of under and over supply.

     The Company has invested a significant amount during the past two years in the development of a new hard drive product line for the enterprise storage market. The Company began shipping these products in volume during 1997. The Company anticipates that the enterprise product line will be profitable in 1998.

     The Company's strategy is to be the time-to-market and time-to-volume leader as well as a time-to-quality innovator. Successful implementation of a quality-driven strategy during the past four years has resulted in a significant increase in unit shipments of desktop hard drives with attendant improvements in factory utilization and manufacturing efficiency, lower component costs, overall reductions in the defective product rate and increased brand loyalty. The Company has achieved these quality improvements through design with its "platform" based architecture and through a virtual vertically integrated business model with key strategic suppliers. Virtual integration allows the Company to be more flexible in choosing when to incorporate technology advances into its products.

RESULTS OF OPERATIONS

  Comparison of 1995, 1996 and 1997

     In 1995, the Company reported net income of $123.3 million compared with net income of $96.9 million for 1996 and $267.6 million for 1997. Net income for 1996 included a one-time, pre-tax gain of $17.3 million on the sale of the Company's multimedia products business. The decrease in net income from 1995 to 1996 occurred because of a decline in gross profit margin percentage of approximately five percentage points and an increase in operating expenses as the Company invested in new storage-related product lines. The increase in net income in 1997 over 1996 resulted from a 46% increase in revenues, a two percentage point increase in gross margin percentage, and a two percentage point decline in operating expenses as a percentage of revenues. A five percentage point increase in the consolidated income tax rate from 1996 to 1997 and the one-time gain recorded in 1996 partially offset these improvements.

     Sales of hard drive products were $1.9, $2.8 and $4.2 billion in 1995, 1996 and 1997, respectively. Beginning in 1997, 100% of the Company's revenues were generated from the sale of hard drive products. During 1996, unit shipments increased 50% which, combined with a modest decline in average selling prices ("ASPs") resulted in hard drive revenues increasing 44% over 1995. Although increased sales to OEMs during 1996 accounted for the majority of the increase in unit shipments, a year-over-year increase in reseller units was also a significant factor. During 1997, unit shipments increased 51% from 1996, but declining ASPs reduced the 1996 to 1997 hard drive revenue growth rate to 49%. The revenue increase in 1997 primarily resulted from increased business with OEMs and, to a lesser extent, incremental unit shipments to resellers. Also in 1997, the Company began shipping products from its enterprise storage product line. During the past few years, the Company has grown its hard drive unit shipments and revenues at a considerably higher rate than the industry average, but this extraordinary rate of growth is not expected to continue and the Company expects future growth in unit shipments and revenues to be closer to industry norms.

     Gross profit margins were as follows:

                                                                 1995     1996     1997
                                                                 ----     ----     ----
        Hard drive products....................................  16.2%    12.8%    15.6%
        Microcomputer products.................................  41.8%    36.8%      --%
        Overall................................................  18.5%    13.3%    15.6%

     The decrease in gross profit margin in 1996 was primarily due to three factors. First, in 1996 higher-capacity products were introduced at lower average selling prices as a result of competitive pricing pressures. Second, the Company shipped a broader mix of hard drives during 1996. This resulted in higher shipments of lower-capacity products at lower price points, which generally have smaller gross margins. Finally, fewer microcomputer products (which had higher average gross margin percentages) were sold during 1996 because of the sale of the MCP businesses.

     The decline in microcomputer product gross margin in 1996 was generally attributable to the relationship between fixed costs and the lower revenue base experienced as the non-drive related products lines were divested in 1996.

     The increase in gross profit margin for hard drive products in 1997 was primarily the result of a change in sales mix to a greater percentage of higher-capacity desktop storage products combined with initial shipments of enterprise storage products. The Company began shipping products from its enterprise storage product line in 1997. These products had a higher average gross margin percentage than the Company's desktop storage products. Also contributing to the improvement in gross profit margin for hard drive products were year-over-year reductions in the average cost of the Company's desktop storage products.

     Research and development expense ("R&D") was $130.8 million, or 6.1% of revenues, $150.1 million, or 5.2% of revenues, and $150.2 million, or 3.6% of revenues in 1995, 1996 and 1997, respectively. The $19.3 million increase in R&D expenses in 1996 was primarily the result of higher expenditures to support the development of enterprise and mobile storage products, partially offset by lower expenditures for microcomputer products. R&D expense remained consistent from 1996 to 1997 as higher expenditures incurred to develop desktop, enterprise and mobile hard drive products were offset by the elimination of expenditures related to the MCP businesses which were sold in 1996. R&D expenses declined as a percentage of revenues primarily as a result of the higher revenue base in 1997 as compared to 1996 and 1995.

     Selling, general and administrative expenses ("SG&A") were $130.3 million, or 6.1% of revenues, $154.5 million, or 5.4% of revenues and $198.5 million, or 4.8% of revenues, in 1995, 1996 and 1997, respectively. The increases in the absolute dollars of SG&A expenses incurred in 1997 as compared to 1996 and 1995 were primarily due to incremental selling, marketing and other related expenses in support of the higher revenue levels. The other major factors that contributed to the increases in SG&A expenses were higher expenditures for the Company's pay-for-performance and profit sharing plans in 1997 and higher royalty expense in 1996. The decline in SG&A expenses as a percentage of revenues in 1997 as compared to 1996 and 1995 was primarily due to the higher revenue base.

     Net interest and other income was $12.0 million in 1995, $13.1 million in 1996 and $13.2 million in 1997. The improvement from 1995 to 1996 was the result of the elimination of the Company's outstanding debt in June 1995, partially offset by lower average cash and short-term investment balances.

     The Company's effective tax rate of 15%, 10% and 15% recorded in 1995, 1996 and 1997, respectively, results primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates and changes in the deferred tax asset valuation allowance (see Note 5 of Notes to Consolidated Financial Statements). The fluctuation in the tax rate reflects a change in earnings among the Company's subsidiaries operating in various tax jurisdictions.

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

     Although the majority of the Company's transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and anticipated cash flows for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company's local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated.

     As of June 28, 1997, the Company had outstanding the following foreign currency forward contracts (in millions, except average contract rate):

                                                                       JUNE 28, 1997
                                                          ----------------------------------------
                                                          CONTRACT   WEIGHTED AVERAGE   UNREALIZED
                                                           AMOUNT     CONTRACT RATE       LOSS*
                                                          --------   ----------------   ----------
                                                              (U.S. DOLLAR EQUIVALENT AMOUNTS)
    Foreign currency forward contracts:
      Singapore Dollar..................................   $162.9           1.40          $ (2.3)
      Malaysian Ringgit.................................     90.3           2.52             (.5)
      Japanese Yen......................................     10.4         115.40             (.1)
      British Pound Sterling............................      3.0           1.64              --
                                                           ------                          -----
                                                           $266.6                         $ (2.9)
                                                           ======                          =====

---------------

* The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transactions are consummated.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share calculated in accordance with SFAS No. 128 is provided below:

                                                                        YEAR ENDED
                                                              -------------------------------
                                                              JULY 1,    JUNE 29,    JUNE 28,
                                                               1995        1996        1997
                                                              -------    --------    --------
        Basic earnings per share............................   $1.34      $ 1.05      $ 3.07
                                                               =====       =====       =====
        Diluted earnings per share..........................   $1.23      $ 1.01      $ 2.86
                                                               =====       =====       =====

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

LIQUIDITY AND CAPITAL RESOURCES

     At June 28, 1997, the Company had $208.3 million in cash and short-term investments as compared with $219.2 million at June 29, 1996. Net cash provided by operating activities was $254.2 million during 1997. Cash flows from earnings, depreciation and amortization, and an increase in current liabilities were partially offset by cash used to fund higher accounts receivable and inventory balances. Other significant uses of cash during 1997 were capital expenditures of $156.0 million, which were incurred primarily to support increased production of hard drives and related components, and the acquisition of 5.2 million shares of the Company's common stock in the open market for $144.6 million. Partially offsetting these uses of cash was $43.1 million received in connection with stock option exercises (including tax benefit) and Employee Stock Purchase Plan ("ESPP") purchases. The Company anticipates that capital expenditures in 1998 will total approximately $250 million and will relate to increased hard drive and media capacity and normal replacement of existing assets. In addition, the Company may purchase up to an additional 10.0 million shares of its common stock under the current Board of Directors' authorization, which expires in March 1999.

     The Company has an $150 million revolving credit agreement with certain financial institutions extending through April 2000. This facility is intended to meet short-term working capital requirements which may arise from time to time. The Company believes that its current cash balances combined with cash flow from operations and its revolving credit agreement will be sufficient to meet its working capital needs for the foreseeable future. However, the Company's ability to sustain its favorable working capital position is dependent upon a number of factors that are discussed below under the heading "Risk Factors Affecting the Company and/or the Hard Drive Industry."

RISK FACTORS AFFECTING THE COMPANY AND/OR THE HARD DRIVE INDUSTRY

     The Company's business is subject to a number of risks, trends and uncertainties, some of which are related to the hard drive industry in general and others related more specifically to Western Digital. As a result of the risks and uncertainties described below as well as other risks presented elsewhere in this report, there can be no assurance that the Company will continue to be as successful as it was in the past few years or maintain its current market position. Some of these factors have affected the Company's operating results in the past, and all of these factors could affect its future operating results. The Company does not expect that the percentage increases in revenues, operating income and net income during the past few years represent a consistent reliable trend that can be expected to continue in the future. The hard drive business remains challenging and cyclical.

  Rapid Technological Change and Product Development

     The information storage industry is characterized by rapid technological developments, short product life cycles and competitive pressures, including price erosion. This business environment results in rapid erosion of gross margins on specific hard drive products. The demands of hard drive customers for greater storage capacity and higher performance have led to short product life cycles which require the Company to constantly develop and introduce new drive products on a cost effective and timely basis. The availability of research and development funds to support the rapid technological change depends upon the Company's revenues and profitability, and reductions in such expenditures could impair the Company's ability to innovate and compete.

     The Company experiences fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to shorten the time to achieve acceptable manufacturing yields and costs. The Company's future is therefore dependent upon its ability to develop new products, to qualify these new products with its customers, to successfully introduce these products to the market on a timely basis, and to commence volume production to meet customer demands. If not carefully planned and executed, the introduction of new products may adversely affect sales of existing products and increase risk of inventory obsolescence. A delay in the introduction or production of more cost-effective and/or more advanced products also can result in lower sales and smaller gross margins. Because of rapid technological changes, the Company anticipates that sales of older products will decline as in the past and that sales of new products will continue to account for a significant portion of its sales in the future. Failure of the Company to execute its strategy of achieving time-to-market in sufficient volume with new products, or any delay in introduction of advanced and cost effective products, could result in significantly lower revenue and gross margins.

     Technological advances in magnetic, optical or other technologies, or the development of entirely new technologies, could result in the creation of competitive products which have superior performance to and/or lower prices than the Company's products. Companies such as TeraStor and Seagate are currently developing optically assisted recording technologies; the initial products are expected to be high capacity and high price, although cost effective per gigabyte. The optically assisted recording approaches used by these two companies are different at this time and have created some short term confusion for the industry. Accordingly, the Company's strategy is to view optically assisted recording as a valid solution at some point in time but to assume that the hard drive technologies currently in use will serve the Company for the foreseeable future. However, if the Company's assumption proves to be wrong, the Company could be late in its integration of optically assisted recording technology which could have an adverse effect on the Company's financial position, results of operations or liquidity.

  Highly Competitive Industry

     During the years preceding the merger between Seagate Technology, Inc. and Conner Peripherals, Inc. in 1996, the desktop hard drive industry consisted of many competitors of various sizes and financial resources. Competition during these years was based largely on price. Although price competition and price erosion were not as severe in 1997, the Company still expects price competition and price erosion will continue for the foreseeable future for various reasons. In general, the unit price for a given product in all of the Company's markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions are primarily achieved as volume efficiencies are realized, component cost reductions are achieved, experience is gained in manufacturing the product and design enhancements are made. Competitive pressures and customer expectations result in these cost improvements being passed along as reductions in selling prices. The rate of general price decline can be and has been accelerated when some competitors lower prices to absorb excess capacity, liquidate excess inventories, or attempt to gain market share. The competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter, and such adverse affect often cannot be anticipated until late in the quarter.

  Fluctuating Product Demand

     Demand for the Company's hard drive products depends on the demand for the computer systems manufactured by its customers and storage upgrades to computer systems, which in turn are affected by computer system product cycles, end user demand for increased storage capacity, and prevailing economic conditions. Although market research indicates total computer system unit shipments will grow at an annual compounded rate of approximately 13% through fiscal year 2000, near term demand may experience significant fluctuations. Such fluctuations have in the past and may in the future result in deferral or cancellation of orders for Western Digital products, which could have a material adverse effect on the Company.

     The hard drive industry has also experienced seasonal fluctuations in demand. The Company has historically experienced relatively flat demand in the first quarter of the fiscal year as compared to the fourth quarter, while demand in the second quarter has historically been much higher than in the first quarter. Additionally, product shipments tend to be greatest in the third month of each quarter, although this pattern may be affected by changes in customer requirements, which are discussed below. To the extent this trend continues, failure by the Company to adequately prepare itself for such fluctuations or to complete shipments at the end of each quarter could adversely affect the Company's operating results for that quarter.

  Customer Concentration and Changing Customer Models

     High purchase-volume customers for hard drives are concentrated within a small number of OEMs, distribution channels and system integrators. While Western Digital believes its relationships with key customers such as these are very good, the concentration of sales to a relatively small number of major customers represents a business risk that loss of one or more accounts could adversely affect the Company's operating results. Western Digital's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If any such change resulted in decreased demand for the Company's drives, whether by loss of or delays in orders, the Company's operating results could be materially adversely affected.

     The hard drive industry is experiencing changes in its OEM customer ordering models. The trend among computer manufacturers using the "build-to-order" model is to meet more "just-in-time" ("JIT") customer requirements; therefore, Western Digital's customers are holding smaller inventories of components such as hard drives. This JIT ordering model requires the Company to maintain a certain base stock of product in a location adjacent to its customers' manufacturing facilities. JIT ordering complicates the Company's inventory management strategies and makes it increasingly difficult to balance manufacturing plans with projected customer demand. The Company's failure to manage its inventory in response to JIT demands could have a material adverse effect on its financial position, results of operations or liquidity.

     Large OEMs are also considering or have implemented a "channel assembly" model in which the OEM ships a minimal computer system to the dealer or assembler, and component suppliers such as hard drive manufacturers are requested to ship parts directly to the dealer for installation at its location. With this model, fragmentation of manufacturing facilities exposes the Company to some risk of inventory mismanagement by both the OEMs and the assembly houses. The shift requires effective inventory management by the Company, and any increase in the number of "ship to locations" may increase freight costs and the number of accounts to be managed. Additionally, if the assemblers are not properly trained in manufacturing processes, it could also increase the number of product returns resulting from damage during assembly or improper installation. This model requires proper alignment between the OEM and the Company and requires the Company to retain more of its product in inventory. The Company is therefore exposed to the increased risk of inventory obsolescence with the channel assembly model as well as the JIT model. The Company's OEM customer relationships have traditionally been strong, but a material negative change in an OEM relationship could adversely affect demand for Western Digital products, especially with the impact of these new models.

  Development and Production of Drives with MR Recording Heads

     The majority of the Company's hard drive products currently utilize conventional thin film or metal-in-gap ("MIG") inductive head technologies. The Company believes that magneto-resistive ("MR") heads, which enable higher capacity per hard drive than conventional thin film or MIG inductive heads, have replaced thin film and MIG inductive heads as the leading recording head technology. Several of the Company's major competitors have incorporated MR head technology into some of their current products and, with higher capacity drives using MR heads, the Company's competitors have achieved time-to-market leadership. The Company is already shipping mobile products with MR head technology and expects to ship a desktop product with MR head technology that will achieve time-to-market areal density leadership early in 1998. As with most new products, the Company anticipates that the new MR products will have lower initial manufacturing yields and higher initial component costs than some more mature products. Failure of the Company to successfully manufacture and market products incorporating MR head technology in a timely manner and/or in sufficient volume during 1998 could cause erosion of the Company's market share and have a material adverse effect on the Company's business and financial position, results of operations or liquidity.

  Dependence on Suppliers of Components

     The Company is dependent on qualified suppliers for components, including recording heads, head stack assemblies, media, and integrated circuits. A number of the components used by the Company are available from a single or limited number of outside suppliers. Some of these materials may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. Because the Company is less vertically integrated than its competitors, an extended shortage of required materials and supplies could have a more severe effect on the Company's revenues and earnings as compared to its competition. The Company must allow for significant lead times when procuring certain materials and supplies. The Company has more than one available source for most of its required materials, but where there is only one source of supply, the Company has entered into close technical and manufacturing relationships, has access to more than one manufacturing location in most instances, and believes that a second source could be obtained over a period of time. However, no assurance can be given that the Company's results of operations would not be adversely affected until a new source could be secured.

     Although the Company obtains headstack assemblies from several sources, the supply of these components at the desired technology levels is a critical issue for the Company as it plans to meet the anticipated demand for desktop storage products. The Company believes that the supply of headstack assemblies may continue to be a constraint over the next 12 months, and a continued shortage at the desired technology levels could adversely affect the Company's ability to meet anticipated increases in customer demand for its products.

  Foreign Manufacturing Risks

     Western Digital products are currently manufactured in Singapore and Malaysia. Although the manufacturing is performed by the Company's subsidiaries, the Company is subject to certain risks associated with foreign manufacturing, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, transportation delays, labor problems, trade restrictions, import, export, exchange and tax controls and reallocations, and changes in tariff and freight rates.

  Volatility of Stock Price

     The Company's stock price, like other high-technology companies' stock prices, is subject to wide fluctuations. The stock price volatility can be a response to actual or anticipated variations in operating results, announcements of new products or developments by the Company or its competitors, developments in relationships with customers or suppliers and other events or factors. Even a modest underperformance against the expectations of the investment community by the Company can lead to a significant decline in the market price of the Company's stock. Broad stock market fluctuations, which may be unrelated to the operating performance of the Company, may also adversely affect the market price of the Company's stock.

  Other Risk Factors

     The Company's operating results have been and may in the future be subject to significant periodic fluctuations as a result of a number of other factors. These factors have included the timing of orders from and shipment of products to major customers, product mix, pricing, delays in product development and/or introduction to production, competing technologies, variations in product cost, component availability due to single or limited sources of supply, foreign exchange fluctuations, increased competition and general economics and industry fluctuations, both foreign and domestic. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved (see "Part I, Item 3. Legal Proceedings").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                      PAGE(S)
                                                                                      -------
CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report......................................................      22
  Consolidated Statements of Income -- Three Years Ended June 28, 1997..............      23
  Consolidated Balance Sheets -- June 29, 1996 and June 28, 1997....................      24
  Consolidated Statements of Shareholders' Equity -- Three Years Ended June 28,
     1997...........................................................................      25
  Consolidated Statements of Cash Flows -- Three Years Ended June 28, 1997..........      26
  Notes to Consolidated Financial Statements........................................   27-38
FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Consolidated Valuation and Qualifying Accounts -- Three Years Ended
     June 28, 1997..................................................................      39

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 29, 1996 and June 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Orange County, California
July 16, 1997

                          WESTERN DIGITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEARS ENDED
                                                         -----------------------------------------
                                                           JULY 1,       JUNE 29,       JUNE 28,
                                                            1995           1996           1997
                                                         -----------    -----------    -----------
Revenues, net........................................... $ 2,130,867    $ 2,865,219    $ 4,177,857
Costs and expenses:
  Cost of revenues......................................   1,736,761      2,483,155      3,527,574
  Research and development..............................     130,789        150,112        150,157
  Selling, general and administrative (Note 8)..........     130,286        154,497        198,530
                                                          ----------     ----------     ----------
          Total costs and expenses......................   1,997,836      2,787,764      3,876,261
                                                          ----------     ----------     ----------
Operating income........................................     133,031         77,455        301,596
Net interest and other income (Note 2)..................      12,002         13,134         13,223
Gain on sale of multimedia business (Note 8)............          --         17,275             --
                                                          ----------     ----------     ----------
Income before income taxes..............................     145,033        107,864        314,819
Provision for income taxes (Note 5).....................      21,731         10,970         47,223
                                                          ----------     ----------     ----------
Net income.............................................. $   123,302    $    96,894    $   267,596
                                                          ==========     ==========     ==========
Earnings per common and common equivalent share:
  Primary............................................... $      1.28    $      1.01    $      2.86
                                                          ==========     ==========     ==========
  Fully diluted......................................... $      1.23    $      1.00    $      2.85
                                                          ==========     ==========     ==========
Common and common equivalent shares used in computing
  per share amounts:
  Primary...............................................      96,396         96,248         93,521
                                                          ==========     ==========     ==========
  Fully diluted.........................................     102,840         96,560         93,880
                                                          ==========     ==========     ==========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                      JUNE 29,       JUNE 28,
                                                                        1996           1997
                                                                      ---------     ----------
Current assets:
  Cash and cash equivalents.........................................  $ 182,565     $  208,276
  Short-term investments............................................     36,598             --
  Accounts receivable, less allowance for doubtful accounts of
     $9,376 in 1996 and $11,706 in 1997.............................    409,473        545,552
  Inventories (Note 2)..............................................    142,622        224,474
  Prepaid expenses and other assets (Note 5)........................     23,006         39,593
                                                                      ---------     ----------
          Total current assets......................................    794,264      1,017,895
Property and equipment at cost, net (Note 2)........................    148,258        247,895
Intangible and other assets, net....................................     41,621         41,332
                                                                      ---------     ----------
          Total assets..............................................  $ 984,143     $1,307,122
                                                                      =========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................................  $ 345,866     $  417,984
  Accrued compensation..............................................     30,457         59,227
  Accrued expenses..................................................    137,699        176,494
                                                                      ---------     ----------
          Total current liabilities.................................    514,022        653,705
Deferred income taxes (Note 5)......................................     16,229         33,430
Commitments and contingent liabilities (Note 4)
Shareholders' equity (Note 6):
  Preferred stock, $.01 par value; Authorized -- 5,000 shares;
     Outstanding -- None............................................
  Common stock, $.01 par value; Authorized -- 225,000 shares;
     Outstanding -- 101,332 shares in 1996 and 1997.................      1,013          1,013
  Additional paid-in capital........................................    353,826        356,654
  Retained earnings.................................................    220,470        488,066
  Treasury stock-common shares at cost; 14,190 shares in 1996 and
     15,436 shares in 1997..........................................   (121,417)      (225,746)
                                                                      ---------     ----------
          Total shareholders' equity................................    453,892        619,987
                                                                      ---------     ----------
          Total liabilities and shareholders' equity................  $ 984,143     $1,307,122
                                                                      =========     ==========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE YEARS ENDED JUNE 28, 1997
                                 (IN THOUSANDS)

                                        COMMON STOCK       TREASURY STOCK      ADDITIONAL                 TOTAL
                                      ----------------   -------------------    PAID-IN     RETAINED   SHAREHOLDERS'
                                      SHARES    AMOUNT   SHARES     AMOUNT      CAPITAL     EARNINGS      EQUITY
                                      -------   ------   -------   ---------   ----------   --------   ------------
BALANCE AT JUNE 30, 1994............   89,790   $  898        --   $      --    $ 287,067   $    274    $  288,239
Exercise of stock options (Note
  6)................................    2,152       21        --          --        5,669         --         5,690
ESPP shares issued (Note 6).........      968       10        --          --        5,595         --         5,605
Common stock issued upon conversion
  of debentures (Note 3)............    8,054       80        --          --       57,310         --        57,390
Income tax benefit from stock
  options exercised (Note 5)........       --       --        --          --        4,022         --         4,022
Purchase of treasury stock..........       --       --    (1,610)    (10,822)          --         --       (10,822)
Net income..........................       --       --        --          --           --    123,302       123,302
                                      -------   ------   -------   ---------     --------   --------     ---------
BALANCE AT JULY 1, 1995.............  100,964    1,009    (1,610)    (10,822)     359,663    123,576       473,426
Purchase of treasury stock..........       --       --   (15,440)   (132,114)          --         --      (132,114)
Exercise of stock options (Note
  6)................................      368        4     1,568      12,833       (5,528)        --         7,309
ESPP shares issued (Note 6).........       --       --     1,292       8,686         (309)        --         8,377
Net income..........................                --        --          --           --     96,894        96,894
                                      -------   ------   -------   ---------     --------   --------     ---------
BALANCE AT JUNE 29, 1996............  101,332    1,013   (14,190)   (121,417)     353,826    220,470       453,892
Purchase of treasury stock..........       --       --    (5,172)   (135,506)      (9,068)        --      (144,574)
Exercise of stock options (Note
  6)................................       --       --     2,790      22,087       (8,350)        --        13,737
ESPP shares issued (Note 6).........       --       --     1,136       9,090           37         --         9,127
Income tax benefit from stock
  options exercised (Note 5)........       --       --        --          --       20,209         --        20,209
Net income..........................       --       --        --          --           --    267,596       267,596
                                      -------   ------   -------   ---------     --------   --------     ---------
BALANCE AT JUNE 28, 1997............  101,332   $1,013   (15,436)  $(225,746)   $ 356,654   $488,066    $  619,987
                                      =======   ======   =======   =========     ========   ========     =========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED
                                                             ----------------------------------
                                                             JULY 1,      JUNE 29,     JUNE 28,
                                                               1995         1996         1997
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $123,302     $ 96,894     $267,596
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    43,612       51,643       63,485
     Gain on sale of multimedia business...................        --      (17,275)          --
     Changes in assets and liabilities, excluding the
       effects of business sales (Note 8):
       Accounts receivable.................................  (102,329)    (107,532)    (136,079)
       Inventories.........................................   (19,350)     (69,180)     (81,852)
       Prepaid expenses and other assets...................    (6,746)      (5,478)       2,184
       Accounts payable, accrued compensation and accrued
          expenses.........................................    93,858      110,311      139,683
       Deferred income taxes...............................    (2,072)         417       (1,570)
       Other assets........................................    (8,958)      (1,519)         712
                                                             --------     --------     --------
          Net cash provided by operating activities........   121,317       58,281      254,159
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net................................   (54,774)    (108,696)    (155,958)
  Proceeds from sale of businesses (Note 8)................        --       85,486           --
  Purchases of short-term investments......................  (148,896)     (34,685)          --
  Sales and maturities of short-term investments...........    58,719       88,264       36,598
  Increase in other assets.................................    (6,287)      (7,188)      (7,587)
                                                             --------     --------     --------
          Net cash provided by (used for) investing
            activities.....................................  (151,238)      23,181     (126,947)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock options, including tax benefit.........     9,712        7,309       33,946
  Proceeds from ESPP shares issued.........................     5,605        8,377        9,127
  Redemption of convertible debentures (Note 3)............      (527)          --           --
  Repurchase of common stock...............................   (10,822)    (132,114)    (144,574)
                                                             --------     --------     --------
          Net cash provided by (used for) financing
            activities.....................................     3,968     (116,428)    (101,501)
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......   (25,953)     (34,966)      25,711
Cash and cash equivalents at beginning of year.............   243,484      217,531      182,565
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $217,531     $182,565     $208,276
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     Western Digital Corporation ("Western Digital" or the "Company") has prepared its financial statements in accordance with generally accepted accounting principles and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. Following are the Company's significant accounting policies:

  Fiscal Year

     Effective July 1, 1994, the Company changed its fiscal year end from June 30 to a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1995, 1996 and 1997 fiscal years ended on July 1, June 29 and June 28, respectively. All general references to years relate to fiscal years unless otherwise noted.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. As such, foreign exchange gains or losses resulting from remeasurement of these accounts are reflected in the results of operations. Monetary and nonmonetary asset and liability accounts have been remeasured using the exchange rate in effect at each year end and using historical rates, respectively. Income statement accounts have been remeasured using average monthly exchange rates.

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

  Concentration of Credit Risk

     The Company designs, develops, manufactures and markets hard drives to personal computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations. The Company also has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution or investment instrument, and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

  Inventory Valuation

     Inventories are valued at the lower of cost or net realizable value. Cost is on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work in process and finished goods.

  Depreciation and Amortization

     The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. Depreciation is computed on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms. Goodwill and purchased technology, which are included in other assets, are capitalized at cost and amortized on a straight-line basis over their estimated lives of five to fifteen years.

                          WESTERN DIGITAL CORPORATION

     In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews identifiable intangibles, goodwill and other long-lived assets for impairment whenever events or circumstances indicate the carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized.

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

  Advertising Expense

     Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $4.4 million, $9.5 million and $16.3 million in 1995, 1996 and 1997, respectively.

  Income Taxes

     The Company accounts for income taxes using the asset and liability method. This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss ("NOL") carryforwards. The Company records a valuation allowance for certain temporary differences for which it is not certain it will receive future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

  Two-For-One Stock Split

     On May 2, 1997, the Company declared a two-for-one stock split, effected in the form of a stock dividend on June 3, 1997 to shareholders of record on May 20, 1997. All share and per share amounts included in the consolidated financial statements reflect retroactive recognition of the two-for-one stock split.

  Per Share Information

     Primary earnings per share amounts are based upon the weighted average number of shares and dilutive common stock equivalents for each period presented. For 1995, fully diluted earnings per share also include the dilutive effects of shares assumed to be issued upon conversion of the Company's convertible subordinated debentures which were all converted or redeemed in 1995.

  Increase in Authorized Common Stock and Change in Par Value of Common Stock and Preferred Stock

     On March 11, 1997, the Company's shareholders approved the amendment to the Company's Certificate of Incorporation to increase the Company's authorized common stock and to reduce the par value of the common stock and preferred stock from $.10 to $.01 per share. Par value information in the consolidated financial statements reflects retroactive recognition of the change in the par value.

                          WESTERN DIGITAL CORPORATION

  Stock-Based Compensation

     Effective June 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes the financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB Opinion No. 25), as SFAS No. 123 permits, and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No.
123. See Note 6 of Notes to Consolidated Financial Statements.

  New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share calculated in accordance with SFAS No. 128 is provided below:

                                                                       YEAR ENDED
                                                            ---------------------------------
                                                            JULY 1,     JUNE 29,     JUNE 28,
                                                             1995         1996         1997
                                                            -------     --------     --------
        Basic earnings per share..........................   $1.34       $ 1.05       $ 3.07
                                                             =====       ======       ======
        Diluted earnings per share........................   $1.23       $ 1.01       $ 2.86
                                                             =====       ======       ======

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

  Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The carrying amounts of all other financial instruments in the consolidated balance sheets approximate fair values.

  Foreign Exchange Contracts

     The Company enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and anticipated cash flows for operating expenditures denominated in foreign currencies. These contracts are not entered into for trading purposes, have maturity dates that do not exceed twelve months, and are accounted for as hedges. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged

                          WESTERN DIGITAL CORPORATION
transactions are consummated. Costs associated with entering into such contracts are typically amortized over the life of the instrument. At June 29, 1996 and June 28, 1997, the Company had outstanding $177.6 and $266.6 million, respectively, of forward exchange contracts with commercial banks. As of June 29, 1996 and June 28, 1997, the unrealized gains and losses on outstanding forward exchange contracts were not material. Realized gains and losses are primarily recorded in cost of revenues in the accompanying consolidated statements of income.

     In response to the Company's underlying foreign currency exposures, the Company may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing foreign currency forward exchange contracts. Gains or losses on terminated contracts and offsetting contracts are recognized in the results of operations in the periods in which the hedged transactions occur.

  Use of Estimates

     Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  Reclassifications

     Certain prior years' amounts have been reclassified to conform to the current year presentation.

NOTE 2. SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                                             1995         1996          1997
                                                            -------     ---------     ---------
Net Interest and Other Income
  Interest income.......................................... $12,976     $  13,134     $  13,223
  Other income.............................................   3,056            --            --
  Interest expense.........................................  (4,030)           --            --
                                                            -------     ---------     ---------
  Net interest and other income............................ $12,002     $  13,134     $  13,223
                                                            =======     =========     =========
  Cash paid for interest................................... $ 4,471     $      --     $      --
                                                            =======     =========     =========
Inventories
  Finished goods...........................................             $  72,239     $ 137,762
  Work in process..........................................                31,781        56,352
  Raw materials and component parts........................                38,602        30,360
                                                                        ---------     ---------
                                                                        $ 142,622     $ 224,474
                                                                        =========     =========
Property and Equipment
  Land and buildings.......................................             $  34,165     $  53,080
  Machinery and equipment..................................               199,614       285,986
  Furniture and fixtures...................................                10,617        13,260
  Leasehold improvements...................................                47,352        63,335
                                                                        ---------     ---------
                                                                          291,748       415,661
  Accumulated depreciation and amortization................              (143,490)     (167,766)
                                                                        ---------     ---------
  Net property and equipment...............................             $ 148,258     $ 247,895
                                                                        =========     =========

NOTE 3. DEBT

  Line of Credit

     In April 1996, the Company entered into an unsecured revolving credit agreement with certain financial institutions which provides for borrowings up to $150 million. Borrowings under the agreement bear interest at either the banks' base rate or the Federal Funds Effective Rate plus a margin. The agreement, which expires

                          WESTERN DIGITAL CORPORATION
in April 2000, is intended to meet short-term working capital requirements which may arise from time to time. The agreement requires the Company to maintain certain financial ratios and restricts payment of dividends. The Company was in compliance with the terms of this agreement as of June 28, 1997. No borrowings were made under this agreement during 1996 or 1997.

  Subordinated Debt

     During 1995, $58.1 million of the Company's 9% convertible subordinated debentures, due 2014, were converted into 8.1 million shares of the Company's common stock. In connection with this conversion, the Company charged $.7 million of unamortized costs to shareholders' equity. The remaining $.5 million of the Company's debentures were redeemed for cash.

NOTE 4. COMMITMENTS AND CONTINGENT LIABILITIES

  Operating Leases

     The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2006. Rental expense under these leases, including month-to-month rentals, was $25.5, $27.2, and $32.2 million in 1995, 1996, and 1997, respectively.

     Future minimum rental payments under non-cancelable operating leases as of June 28, 1997 are as follows (in thousands):

          1998...........................................................  $ 30,982
          1999...........................................................    26,419
          2000...........................................................    19,752
          2001...........................................................    10,622
          2002...........................................................     5,844
          Thereafter.....................................................    12,319
                                                                           --------
                    Total future minimum rental payments.................  $105,938
                                                                           ========

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

     The Company's errors and omissions insurance carrier has acknowledged its responsibility to defend the case and to afford coverage. The policy limits, however, are well below the amount of damages sought by Amstrad. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity, if Amstrad were to prevail on its claims, a judgment in a material amount could be awarded against the Company.

     The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

                          WESTERN DIGITAL CORPORATION

NOTE 5. INCOME TAXES

     The domestic and international components of income before income taxes are as follows (in thousands):

                                                       1995         1996         1997
                                                     --------     --------     --------
        United States..............................  $ 26,421     $(10,877)    $105,884
        International..............................   118,612      118,741      208,935
                                                     --------     --------     --------
        Income before income taxes.................  $145,033     $107,864     $314,819
                                                     ========     ========     ========

     The components of the provision for income taxes are as follows (in thousands):

                                                     1995          1996          1997
                                                    -------       -------       -------
        Current
          United States...........................  $ 3,321       $   400       $29,153
          International...........................   15,941        10,262         9,964
          State...................................    1,353           310         8,106
                                                    -------       -------       -------
                                                     20,615        10,972        47,223
        Deferred, net
          United States...........................    1,867            --            --
          International...........................     (751)           (2)           --
                                                    -------       -------       -------
                                                      1,116            (2)           --
                                                    -------       -------       -------
        Provision for income taxes................  $21,731       $10,970       $47,223
                                                    =======       =======       =======

     The tax benefits associated with the exercise of non-qualified stock options, the disqualifying disposition of stock acquired with incentive stock options, and the disqualifying disposition of stock acquired under the employee stock purchase plan reduced taxes currently payable as shown above by $4.0 million, $0 and $20.2 million for 1995, 1996 and 1997, respectively. Such benefits are credited to additional paid-in capital when realized.

     The total cash paid for income taxes was $4.9 million, $4.5 million and $19.2 million for the years ended July 1, 1995, June 29, 1996 and June 28, 1997, respectively.

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at June 29, 1996 and June 28, 1997 are as follows (in thousands):

                                                                  1996          1997
                                                                ---------     --------
        Deferred tax assets:
          NOL carryforward....................................  $  36,574     $ 11,079
          Business credit carryforward........................     26,714       25,502
          Reserves and accrued expenses not
             currently deductible.............................     49,538       67,155
          All other...........................................      6,160        8,858
                                                                ----------    ----------
                                                                  118,986      112,594
          Valuation allowance.................................   (118,605)     (86,608)
                                                                ----------    ----------
                  Total deferred tax assets...................  $     381     $ 25,986
                                                                ==========    ==========
        Deferred tax liabilities:
          Unremitted income of foreign subsidiaries...........  $  16,229     $ 40,640
          All other...........................................        381            5
                                                                ----------    ----------
                  Total deferred tax liabilities..............  $  16,610     $ 40,645
                                                                ==========    ==========

                          WESTERN DIGITAL CORPORATION

     SFAS 109 requires deferred taxes to be determined for each tax paying component of an enterprise within each tax jurisdiction. Certain of the deferred tax assets indicated above are attributable to tax jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions is subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the total deferred tax asset to an amount that is more likely than not to be realized. Due to recent improvements of the earnings in the jurisdictions to which these certain deferred assets relate, the Company has reduced its valuation allowance by $32.0 million.

     Reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                              1995      1996      1997
                                                              -----     -----     -----
        U.S. Federal statutory rate.........................   35.0%     35.0%     35.0%
        State income taxes, net.............................    0.2       0.2       1.7
        Tax rate differential on international income.......  (19.3)    (30.7)    (12.7)
        Effect of valuation allowance.......................   (5.5)      3.8     (10.0)
        Other...............................................    4.6       1.9       1.0
                                                              -----     -----     -----
        Effective tax rate..................................   15.0%     10.2%     15.0%
                                                              =====     =====     =====

     Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared with local statutory rates. The lower rates reduced income taxes and increased net earnings by $33.2 million ($.32 per share, fully diluted), $30.1 million ($.31 per share, fully diluted) and by $58.5 million ($.62 per share, fully diluted) in 1995, 1996 and 1997, respectively. These lower rates are in effect through 2004.

     At June 28, 1997, the Company had federal net operating loss carryforwards and tax credits of $31.7 million and $21.0 million, respectively. The loss carryforward expires in fiscal year 2008, and the credit carryforwards expire in fiscal years 1998 through 2012.

     Net undistributed earnings from international subsidiaries at June 28, 1997 were $460.7 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made.

NOTE 6. SHAREHOLDERS' EQUITY

     The following table summarizes all shares of common stock reserved for issuance at June 28, 1997 (in thousands):

                                                                              NUMBER
                                                                             OF SHARES
                                                                             ---------
        Issuable in connection with:
          Exercise of stock options, including options available for
             grant.........................................................    17,596
          Employee stock purchase plan.....................................     1,603
                                                                               ------
                                                                               19,199
                                                                               ======

  Stock Option Plans

     Western Digital's Employee Stock Option Plan ("Employee Plan") is administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value on the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 28, 1997, 2,915,631 options were exercisable and 7,204,154 options were available for grant. Participants in the

                          WESTERN DIGITAL CORPORATION

Employee Plan may be permitted to utilize stock purchased previously as consideration to exercise options or to exercise on a cashless basis, pursuant to the terms of the Employee Plan.

     In 1985, the Company adopted the Stock Option Plan for Non-Employee Directors ("Director Plan") and reserved 1.6 million shares for issuance thereunder. The Director Plan was restated and amended in 1995. The Director Plan provides for initial option grants to new directors of 30,000 shares per director and additional grants of 7,500 options per director each year upon their reelection as a director at the annual shareholders' meeting. Terms of the Director Plan require that options have a ten-year term and that the exercise price of options be not less than the fair market value at the date of grant. As of June 28, 1997, 103,125 options were exercisable and 805,464 options were available for grant. The following table summarizes activity under the Employee and Director Plans combined (in thousands, except per share amounts):

                                                                           WEIGHTED AVERAGE
                                                              NUMBER        EXERCISE PRICE
                                                             OF SHARES        PER SHARE
                                                             ---------     ----------------
        OPTIONS OUTSTANDING AT JUNE 30, 1994...............     9,132           $ 3.86
        Granted............................................     2,938             7.77
        Exercised, net of value of redeemed shares.........    (2,152)            2.72
        Canceled or expired................................      (742)            4.48
                                                               ------           ------
        OPTIONS OUTSTANDING AT JULY 1, 1995................     9,176             5.33
        Granted............................................     3,904             9.30
        Exercised, net of value of redeemed shares.........    (1,936)            4.00
        Canceled or expired................................    (1,802)            7.32
                                                               ------           ------
        OPTIONS OUTSTANDING AT JUNE 29, 1996...............     9,342             6.90
        Granted............................................     3,630            17.26
        Exercised, net of value of redeemed shares.........    (2,790)            5.11
        Canceled or expired................................      (596)            9.80
                                                               ------           ------
        OPTIONS OUTSTANDING AT JUNE 28, 1997...............     9,586           $11.20
                                                               ======           ======

     The following tables summarize information about options outstanding and exercisable under the Employee and Director Plans combined at June 28, 1997 (in thousand, except per share amounts):

                                           OPTIONS OUTSTANDING
                            -------------------------------------------------          OPTIONS EXERCISABLE
                                          WEIGHTED AVERAGE                        ------------------------------
    RANGE OF EXERCISE        NUMBER       CONTRACTUAL LIFE        WEIGHTED         NUMBER       WEIGHTED AVERAGE
          PRICES            OF SHARES        (IN YEARS)        EXERCISE PRICE     OF SHARES      EXERCISE PRICE
  ----------------------    ---------     ----------------     --------------     ---------     ----------------
  $ 1.44 - $ 7.56.......      2,662             6.40               $ 5.62           1,854            $ 5.01
    7.69 -   8.81.......      2,507             8.04                 8.56             903              8.57
    8.88 -  11.88.......      2,850             8.90                11.41             189              9.44
   12.69 -  35.25.......      1,567             9.41                24.62              73             14.18
                              -----             ----               ------           -----            ------
            Total.......      9,586             8.06               $11.20           3,019            $ 6.59
                              =====             ====               ======           =====            ======

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

                          WESTERN DIGITAL CORPORATION

  Employee Stock Purchase Plan

     During 1994, the Company implemented an employee stock purchase plan ("ESPP") in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever is less. Approximately 5.0 million shares of common stock have been reserved for issuance under this plan. Approximately 968,000, 1,292,000 and 1,136,000 shares were issued under this plan during 1995, 1996 and 1997, respectively.

  Savings and Profit Sharing Plan

     Effective July 1, 1991, the Company adopted an annual Savings and Profit Sharing Plan covering eligible domestic employees. The Company authorized 8%, 6.5% and 4.1% of defined pre-tax profits to be allocated to the participants in 1995, 1996 and 1997, respectively. Payments to participants of the Savings and Profit Sharing Plan were $11.3, $7.1, and $12.6 million in 1995, 1996 and 1997, respectively.

  Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock options (including shares issued under the Stock Option Plans and the ESPP, collectively called "options") granted subsequent to July 1, 1995, under the fair value method of that statement.

     The fair value of options granted in 1996 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                           STOCK OPTION
                                                               PLANS           ESPP PLAN
                                                           -------------     -------------
                                                           1996     1997     1996     1997
                                                           ----     ----     ----     ----
        Option life (in years)............................ 5.0      4.0      2.0      2.0
        Risk-free interest rate........................... 6.5 %    6.0 %    6.5 %    6.0 %
        Stock price volatility............................ .49      .58      .49      .58
        Dividend yield....................................  --       --       --       --

     The following is a summary of the per share weighted average fair value of stock options granted in the years listed below:

                                                                      1996        1997
                                                                     ------      ------
        Options granted under the Stock Option Plans...............  $ 4.90      $ 9.10
        Shares granted under the ESPP Plan.........................  $ 4.20      $ 6.75

     The Company applies APB Opinion No. 25 in accounting for its stock option and ESPP plans and, accordingly, no compensation expense has been recognized for the options in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income and net earnings per share would have been reduced to the amounts indicated below:

                                                                      YEAR ENDED
                                                                -----------------------
                                                                JUNE 29,      JUNE 28,
                                                                  1996          1997
                                                                --------      ---------
        Pro forma net income (in thousands)...................  $ 92,870      $ 254,831
        Pro forma net earnings per share:
          Primary.............................................  $    .96      $    2.72
          Fully diluted.......................................  $    .96      $    2.71

                          WESTERN DIGITAL CORPORATION

     Pro forma net income and net earnings per share reflects only options granted in the years ended June 29, 1996 and June 28, 1997. Therefore, the full impact of calculating compensation expense for options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted before July 2, 1995 is not considered.

NOTE 7. BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

     Western Digital currently operates in one industry segment -- the design, development, manufacture and marketing of hard drives for the computer marketplace. During 1995 and 1996, sales to Gateway 2000 accounted for 11% of the Company's revenues. During 1997, sales to IBM accounted for 13% of the Company's revenues.

     The Company's operations outside the United States include manufacturing facilities in Singapore and Malaysia as well as sales offices throughout the world.

     The following table summarizes operations by entities located within the indicated geographic areas for the past three years. United States revenues to unaffiliated customers include export sales to various countries in Eastern Europe and Asia of $399.2, $674.1, and $763.5 million in 1995, 1996, and 1997, respectively.

     Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $49.6, $61.5, and $62.8 million in 1995, 1996, and 1997, respectively, have been excluded in determining operating income by geographic region.

                                                  UNITED
                                                  STATES    EUROPE     ASIA    ELIMINATIONS    TOTAL
                                                  ------    ------    ------   ------------    ------
                                                                     (IN MILLIONS)
Year ended July 1, 1995
  Sales to unaffiliated customers...............  $1,596    $  485    $   50     $     --      $2,131
  Transfers between geographic areas............     139        57     1,216       (1,412)         --
                                                  ------    ------    ------      -------      ------
  Revenues, net.................................  $1,735    $  542    $1,266     $ (1,412)     $2,131
                                                  ======    ======    ======      =======      ======
  Operating income..............................  $   64    $    6    $  117     $     (4)     $  183
                                                  ======    ======    ======      =======      ======
  Identifiable assets...........................  $  597    $   78    $  185     $     (1)     $  859
                                                  ======    ======    ======      =======      ======
Year ended June 29, 1996
  Sales to unaffiliated customers...............  $2,084    $  735    $   46     $     --      $2,865
  Transfers between geographic areas............     869        96     2,540       (3,505)         --
                                                  ------    ------    ------      -------      ------
  Revenues, net.................................  $2,953    $  831    $2,586     $ (3,505)     $2,865
                                                  ======    ======    ======      =======      ======
  Operating income..............................  $   21    $    9    $  113     $     (4)     $  139
                                                  ======    ======    ======      =======      ======
  Identifiable assets...........................  $  569    $  143    $  276     $     (4)     $  984
                                                  ======    ======    ======      =======      ======
Year ended June 28, 1997
  Sales to unaffiliated customers...............  $2,980    $1,107    $   91     $     --      $4,178
  Transfers between geographic areas............   1,340       167     3,646       (5,153)         --
                                                  ------    ------    ------      -------      ------
  Revenues, net.................................  $4,320    $1,274    $3,737     $ (5,153)     $4,178
                                                  ======    ======    ======      =======      ======
  Operating income..............................  $  158    $   15    $  200     $     (8)     $  365
                                                  ======    ======    ======      =======      ======
  Identifiable assets...........................  $  733    $  186    $  404     $    (16)     $1,307
                                                  ======    ======    ======      =======      ======

                          WESTERN DIGITAL CORPORATION

NOTE 8. SALE OF BUSINESSES

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

  Sale of Input/Output Products Business

     During April 1996, the Company disposed of its input/output products business, which represented the final element of its microcomputer products group. The transaction included the sale of related assets and resulted in a restructuring of the Company's other support organizations. The restructuring resulted in a personnel reduction of 102 people, not including employees that were hired by the purchaser, Adaptec, Inc. The net result of the asset sale and related restructuring charges is included in selling, general and administrative expenses and was not material to the Company's 1996 results of operations. The consideration received and related costs associated with the sale of the input/output products business are as follows (in millions):

        Sales price.........................................................  $ 32.4
        Assets sold or written off:
          Inventory, net....................................................   (18.0)
          Property and equipment............................................    (2.5)
          Prepaid expenses..................................................     (.5)
                                                                              ------
        Total assets sold or written off....................................   (21.0)
        Accruals for severance, facilities, contractual commitments and
          other miscellaneous items.........................................   (11.4)
                                                                              ------
                                                                              $   --
                                                                              ======

     As of June 29, 1996, $8.7 million of the accruals for severance, facilities, contractual commitments and other miscellaneous items remained. Substantially all of these accruals were utilized in 1997 to settle obligations resulting from the sale and related restructuring.

                          WESTERN DIGITAL CORPORATION

NOTE 9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    FIRST       SECOND       THIRD        FOURTH
                                                   --------   ----------   ----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
  Revenues, net..................................  $558,149   $  757,992   $  728,362   $  820,716
  Gross profit...................................    80,792      103,379       93,324      104,569
  Operating income...............................     6,165       21,175       19,014       31,101
  Net income.....................................     8,327       36,393       19,438       32,736
  Primary earnings per share.....................       .08          .38          .21          .36
  Fully diluted earnings per share...............  $    .08   $      .37   $      .21   $      .36
                                                   ========   ==========   ==========   ==========
1997
  Revenues, net..................................  $883,115   $1,118,647   $1,096,212   $1,079,883
  Gross profit...................................   112,889      163,389      184,855      189,150
  Operating income...............................    35,769       71,835       94,062       99,930
  Net income.....................................    32,878       64,229       82,595       87,894
  Primary earnings per share.....................       .36          .68          .88          .95
  Fully diluted earnings per share...............  $    .35   $      .68   $      .88   $      .95
                                                   ========   ==========   ==========   ==========

                          WESTERN DIGITAL CORPORATION

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED JUNE 28, 1997
                                 (IN THOUSANDS)

                                                                                  ALLOWANCE FOR
                                                                                    DOUBTFUL
                                                                                    ACCOUNTS
                                                                                  -------------
Balance at June 30, 1994........................................................     $10,825
  Charges to operations.........................................................         250
  Deductions....................................................................      (1,682)
  Other.........................................................................         (84)
                                                                                     -------
Balance at July 1, 1995.........................................................       9,309
  Charges to operations.........................................................       1,279
  Deductions....................................................................      (1,212)
  Other.........................................................................          --
                                                                                     -------
Balance at June 29, 1996........................................................       9,376
  Charges to operations.........................................................       7,116
  Deductions....................................................................      (4,786)
  Other.........................................................................          --
                                                                                     -------
Balance at June 28, 1997........................................................     $11,706
                                                                                     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 1997.

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

(3) EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
 3.2.2      By-laws of the Company, as amended March 20, 1997(14)..................
 3.3        Certificate of Agreement of Merger(2)..................................
 3.4.1      Certificate of Amendment and Restatement of Certificate of
            Incorporation dated March 27, 1997(14).................................
 4.1        Rights Agreement between the Company and First Interstate Bank, Ltd., as Rights Agent, dated as of December 1, 1988 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K as
            filed with the Securities and Exchange Commission on December 12,
            1988)..................................................................
 4.2        Amendment No. 1 to Rights Agreement by and between the Company and
            First Interstate Bank, Ltd. dated as of August 10, 1990 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
            as filed with the Securities and Exchange Commission on August 14,
            1990)..................................................................
 4.2.1      Amendment No. 2 to Rights Agreement dated as of January 19, 1997, by and between Western Digital Corporation and American Stock Transfer &
            Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K as filed with the
            Securities and Exchange Commission on February 5, 1997)................
 4.3        Certificate of Designation, Preferences and Rights of Series A Junior
            Participating Preferred Stock of the Company (incorporated by reference to Exhibit A of Exhibit 1 to the Company's Current Report on Form 8-K
            as filed with the Securities and Exchange Commission on December 12,
            1988)..................................................................
10.1.1      Western Digital Corporation Amended and Restated Employee Stock Option
            Plan, as amended on November 14, 1996(12)**............................
10.1.2      Western Digital Corporation Amended and Restated Employee Stock Option
            Plan, as amended on March 20, 1997* **.................................
10.3.1      Western Digital Corporation 1993 Employee Stock Purchase Plan, as
            amended on November 14, 1996(12)**.....................................
10.4        Receivables Contribution and Sale Agreements, dated as of January 7,
            1994 by and between the Company, as seller, and Western Digital Capital
            Corporation, as buyer(5)...............................................
10.5        Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as administrative agent(5)...................
10.6        First Amendment to Receivables Purchase Agreement, dated March 23,
            1994, by and between Western Digital Corporation, as seller and the
            Financial Institutions listed therein as bank purchasers and administrative agents(5)...............................................
10.7        Assignment Agreement, dated as of March 23, 1994, by and between J. P.
            Morgan Delaware as Bank Purchaser and Assignor and the Bank of
            California, N.A.
            and the Long-term Credit Bank of Japan, LTD., Los Angeles Agency, as
            Assignees(5)...........................................................
10.8        Asset Purchase Agreement dated December 16, 1993 by and between
            Motorola, Inc. and Western Digital regarding the sale and purchase of
            Western Digital's wafer fabrication facilities and certain related assets(4)..............................................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
10.10.1     Western Digital Corporation Deferred Compensation Plan, Amended and
            Restated as of January 9, 1997 (14)**..................................
10.11       The Western Digital Corporation Executive Bonus Plan(6)**..............
10.12       The Extended Severance Plan of the Registrant(6)**.....................
10.12.1     Amendment No. 1 to the Company's Extended Severance Plan (11)**........
10.13       Manufacturing Building Lease between Wan Tien Realty Pte Ltd and
            Western Digital (Singapore) Pte Ltd dated as of November 9, 1993
            (incorporated by reference to Exhibit 10.17.1 to the Company's
            Quarterly Report on Form 10-Q as filed with the Securities and Exchange
            Commission on January 25, 1994)........................................
10.16.1     Western Digital Long-Term Retention Plan, as amended July 10,
            1997* **...............................................................
10.17       Subleases between Wan Tien Realty Pte Ltd and Western Digital
            (Singapore) Pte Ltd dated as of September 1, 1991(1)...................
10.18       Sublease between Wan Tien Realty Pte Ltd and Western Digital
            (Singapore) Pte Ltd dated as of October 12, 1992(1)....................
10.21.1     The Company's Non-Employee Directors Stock-For-Fees Plan, Amended and
            Restated as of January 9, 1997(14)**...................................
10.22       Office Building Lease between The Irvine Company and the Company dated as of January 13, 1988 (incorporated by reference to Exhibit 10.11 to
            Amendment No. 2 to the Company's Annual Report to Form 10-K as filed on
            Form 8 with the Securities and Exchange Commission on November 18,
            1988)(8)...............................................................
10.30       The Company's Savings and Profit Sharing Plan(9)**.....................
10.31       First Amendment to the Company's Savings and Profit Sharing
            Plan(9)**..............................................................
10.32       Second Amendment to the Company's Savings and Profit Sharing
            Plan(10)**.............................................................
10.32.1     Third Amendment to the Company's Retirement Savings and Profit Sharing
            Plan(12)**.............................................................
10.32.2     Fourth Amendment to the Company's Retirement Savings and Profit Sharing
            Plan(14)**.............................................................
10.33       The Company's Amended and Restated Stock Option Plan for Non-Employee
            Directors, amended as of July 10, 1997* **.............................
10.34       Fiscal Year 1998 Western Digital Management Incentive Plan* **.........
10.35       Revolving Credit Agreement, dated as of April 24, 1996, among Western
            Digital Corporation and Nationsbank of Texas, N.A., the First National
            Bank of Boston and the other Financial Institutions listed therein(10)............................................................
10.36       First Amendment to the Revolving Credit Agreement, dated as of June 27,
            1996, among Western Digital Corporation and Nationsbank of Texas, N.A.,
            the First National Bank of Boston and the other Financial Institutions listed therein(10).....................................................
10.37       Amended and Restated Revolving Credit Agreement, dated as of May 5,
            1997, among Western Digital Corporation and Nationsbank of Texas, N.A.,
            BankBoston, N.A. and the other Financial Institutions listed therein*
11          Computation of Per Share Earnings......................................
21          Subsidiaries of the Company............................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
23          Consent of Independent Auditors........................................
27          Financial Data Schedule................................................
99.1        Press Release Regarding Judgment against Seagate Technology, Inc. in favor of Amstrad plc by the English Court(14)..........................

---------------

   * New exhibit filed with this Report.

  ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 (1) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

 (2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

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

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1994.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 1995.

 (8) Subject to confidentiality order dated November 21, 1988.

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 16, 1996.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange commission on November 11, 1996.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 1997.

(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 1997.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTERN DIGITAL CORPORATION

                                          By:         DUSTON M. WILLIAMS
                                            ------------------------------------
                                                     Duston M. Williams
                                                   Senior Vice President
                                                and Chief Financial Officer

Dated: September 12, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 12, 1997.

                   SIGNATURE                                           TITLE
-----------------------------------------------        --------------------------------------

              CHARLES A. HAGGERTY                      Chairman of the Board, President and
-----------------------------------------------        Chief Executive Officer (Principal
              Charles A. Haggerty                      Executive Officer)

              DUSTON M. WILLIAMS                       Senior Vice President and Chief
-----------------------------------------------        Financial Officer (Principal Financial
              Duston M. Williams                       and Accounting Officer)

              JAMES A. ABRAHAMSON                      Director
-----------------------------------------------
              James A. Abrahamson

               PETER D. BEHRENDT                       Director
-----------------------------------------------
               Peter D. Behrendt

                  I. M. BOOTH                          Director
-----------------------------------------------
                  I. M. Booth

                 ANDRE R. HORN                         Director
-----------------------------------------------
                 Andre R. Horn

                ANNE O. KRUEGER                        Director
-----------------------------------------------
                Anne O. Krueger

               THOMAS E. PARDUN                        Director
-----------------------------------------------
               Thomas E. Pardun

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
 3.2.2      By-laws of the Company, as amended March 20, 1997(14)..................
 3.3        Certificate of Agreement of Merger(2)..................................
 3.4.1      Certificate of Amendment and Restatement of Certificate of
            Incorporation dated March 27, 1997(14).................................
 4.1        Rights Agreement between the Company and First Interstate Bank, Ltd., as Rights Agent, dated as of December 1, 1988 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K as
            filed with the Securities and Exchange Commission on December 12,
            1988)..................................................................
 4.2        Amendment No. 1 to Rights Agreement by and between the Company and
            First Interstate Bank, Ltd. dated as of August 10, 1990 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
            as filed with the Securities and Exchange Commission on August 14,
            1990)..................................................................
 4.2.1      Amendment No. 2 to Rights Agreement dated as of January 19, 1997, by and between Western Digital Corporation and American Stock Transfer &
            Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K as filed with the
            Securities and Exchange Commission on February 5, 1997)................
 4.3        Certificate of Designation, Preferences and Rights of Series A Junior
            Participating Preferred Stock of the Company (incorporated by reference to Exhibit A of Exhibit 1 to the Company's Current Report on Form 8-K
            as filed with the Securities and Exchange Commission on December 12,
            1988)..................................................................
10.1.1      Western Digital Corporation Amended and Restated Employee Stock Option
            Plan, as amended on November 14, 1996(12)**............................
10.1.2      Western Digital Corporation Amended and Restated Employee Stock Option
            Plan, as amended on March 20, 1997* **.................................
10.3.1      Western Digital Corporation 1993 Employee Stock Purchase Plan, as
            amended on November 14, 1996(12)**.....................................
10.4        Receivables Contribution and Sale Agreements, dated as of January 7,
            1994 by and between the Company, as seller, and Western Digital Capital
            Corporation, as buyer(5)...............................................
10.5        Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as administrative agent(5)...................
10.6        First Amendment to Receivables Purchase Agreement, dated March 23,
            1994, by and between Western Digital Corporation, as seller and the
            Financial Institutions listed therein as bank purchasers and administrative agents(5)...............................................
10.7        Assignment Agreement, dated as of March 23, 1994, by and between J. P.
            Morgan Delaware as Bank Purchaser and Assignor and the Bank of
            California, N.A.
            and the Long-term Credit Bank of Japan, LTD., Los Angeles Agency, as
            Assignees(5)...........................................................
10.8        Asset Purchase Agreement dated December 16, 1993 by and between
            Motorola, Inc. and Western Digital regarding the sale and purchase of
            Western Digital's wafer fabrication facilities and certain related assets(4)..............................................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
10.10.1     Western Digital Corporation Deferred Compensation Plan, Amended and
            Restated as of January 9, 1997 (14)**..................................
10.11       The Western Digital Corporation Executive Bonus Plan(6)**..............
10.12       The Extended Severance Plan of the Registrant(6)**.....................
10.12.1     Amendment No. 1 to the Company's Extended Severance Plan (11)**........
10.13       Manufacturing Building Lease between Wan Tien Realty Pte Ltd and
            Western Digital (Singapore) Pte Ltd dated as of November 9, 1993
            (incorporated by reference to Exhibit 10.17.1 to the Company's
            Quarterly Report on Form 10-Q as filed with the Securities and Exchange
            Commission on January 25, 1994)........................................
10.16.1     Western Digital Long-Term Retention Plan, as amended July 10,
            1997* **...............................................................
10.17       Subleases between Wan Tien Realty Pte Ltd and Western Digital
            (Singapore) Pte Ltd dated as of September 1, 1991(1)...................
10.18       Sublease between Wan Tien Realty Pte Ltd and Western Digital
            (Singapore) Pte Ltd dated as of October 12, 1992(1)....................
10.21.1     The Company's Non-Employee Directors Stock-For-Fees Plan, Amended and
            Restated as of January 9, 1997(14)**...................................
10.22       Office Building Lease between The Irvine Company and the Company dated as of January 13, 1988 (incorporated by reference to Exhibit 10.11 to
            Amendment No. 2 to the Company's Annual Report to Form 10-K as filed on
            Form 8 with the Securities and Exchange Commission on November 18,
            1988)(8)...............................................................
10.30       The Company's Savings and Profit Sharing Plan(9)**.....................
10.31       First Amendment to the Company's Savings and Profit Sharing
            Plan(9)**..............................................................
10.32       Second Amendment to the Company's Savings and Profit Sharing
            Plan(10)**.............................................................
10.32.1     Third Amendment to the Company's Retirement Savings and Profit Sharing
            Plan(12)**.............................................................
10.32.2     Fourth Amendment to the Company's Retirement Savings and Profit Sharing
            Plan(14)**.............................................................
10.33       The Company's Amended and Restated Stock Option Plan for Non-Employee
            Directors, amended as of July 10, 1997* **.............................
10.34       Fiscal Year 1998 Western Digital Management Incentive Plan* **.........
10.35       Revolving Credit Agreement, dated as of April 24, 1996, among Western
            Digital Corporation and Nationsbank of Texas, N.A., the First National
            Bank of Boston and the other Financial Institutions listed therein(10)............................................................
10.36       First Amendment to the Revolving Credit Agreement, dated as of June 27,
            1996, among Western Digital Corporation and Nationsbank of Texas, N.A.,
            the First National Bank of Boston and the other Financial Institutions listed therein(10).....................................................
10.37       Amended and Restated Revolving Credit Agreement, dated as of May 5,
            1997, among Western Digital Corporation and Nationsbank of Texas, N.A.,
            BankBoston, N.A. and the other Financial Institutions listed therein*
11          Computation of Per Share Earnings......................................
21          Subsidiaries of the Company............................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
23          Consent of Independent Auditors........................................
27          Financial Data Schedule................................................
99.1        Press Release Regarding Judgment against Seagate Technology, Inc. in favor of Amstrad plc by the English Court(14)..........................

---------------

   * New exhibit filed with this Report.

  ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 (1) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

 (2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

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

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1994.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 1995.

 (8) Subject to confidentiality order dated November 21, 1988.

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 16, 1996.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange commission on November 11, 1996.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 1997.

(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 1997.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.