Form 10-Q
period 1997-09-27
WESTERN DIGITAL CORP
filed 1997-11-07
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1997.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                          Commission file number 1-8703

                           WESTERN DIGITAL CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                      95-2647125
          ------------------------------------------------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)            Identification No.)

          8105 Irvine Center Drive
          Irvine, California                        92618
          ------------------------------------------------------------
          (Address of principal executive offices)  (Zip Code)

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

        Number of shares outstanding of Common Stock, as of October 24, 1997 is 87,289,174.

                           WESTERN DIGITAL CORPORATION
                                      INDEX


                                                                                       PAGE NO.
                                                                                       --------

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of Income - Three-Month Periods
                    Ended September 28, 1996 and September 27, 1997................          3

                    Consolidated Balance Sheets - June 28, 1997 and
                    September 27, 1997.............................................          4

                    Consolidated Statements of Cash Flows - Three-Month Periods
                    Ended September 28, 1996 and September 27, 1997................          5

                    Notes to Consolidated Financial Statements.....................          6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................          7

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K...............................         12

          Signatures...............................................................         13

          Exhibit Index............................................................         14

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                           WESTERN DIGITAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE-MONTH PERIOD ENDED
                                                              -------------------------------
                                                               SEPT. 28,            SEPT. 27,
                                                                    1996                 1997
                                                              ----------           ----------

Revenues, net......................................           $  883,115           $1,090,164
Costs and expenses:
     Cost of revenues..............................              770,226              929,105
     Research and development......................               34,260               42,302
     Selling, general and administrative...........               42,860               46,694
                                                              ----------           ----------
         Total costs and expenses..................              847,346            1,018,101
                                                              ----------           ----------
Operating income...................................               35,769               72,063
Interest and other income..........................                2,911                2,588
                                                              ----------           ----------
Income before income taxes.........................               38,680               74,651
Provision for income taxes.........................                5,802               11,944
                                                              ----------           ----------
Net income.........................................           $   32,878           $   62,707
                                                              ==========           ==========
Earnings per common and common
     equivalent share (Note 2):
         Primary...................................           $      .36           $      .67
                                                              ==========           ==========
         Fully diluted.............................           $      .35           $      .67
                                                              ==========           ==========
Common and common equivalent shares used
     in computing per share amounts:
         Primary...................................               92,604               93,613
                                                              ==========           ==========
         Fully diluted.............................               93,648               93,960
                                                              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               JUNE 28,             SEPT. 27,
                                                                   1997                  1997
                                                              ----------           ----------

                                     ASSETS

Current assets:
     Cash and cash equivalents.....................           $  208,276           $  183,808
     Accounts receivable, less allowance for doubtful
         accounts of $11,706 at June 28, 1997 and
         $12,520 at Sept. 27, 1997.................              545,552              567,929
     Inventories  (Note 4).........................              224,474              289,374
     Prepaid expenses..............................               39,593               36,033
                                                              ----------           ----------
         Total current assets......................            1,017,895            1,077,144
Property and equipment at cost, net................              247,895              291,201
Intangible and other assets, net...................               41,332               42,991
                                                              ----------           ----------
         Total assets..............................           $1,307,122           $1,411,336
                                                              ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................           $  417,984           $  476,171
     Accrued compensation..........................               59,227               32,208
     Accrued expenses..............................              176,494              163,499
                                                              ----------           ----------
         Total current liabilities.................              653,705              671,878
Deferred income taxes..............................               33,430               41,779
Commitments and contingent liabilities
Shareholders' equity:
     Preferred stock, $.01 par value;
         Authorized: 5,000 shares
         Outstanding:  None                                           --                   --
     Common stock, $.01 par value;
         Authorized:  225,000 shares
         Outstanding:  101,332 shares at June 29,
         1997 and at September 27, 1997                            1,013                1,013
     Additional paid-in capital....................              356,654              360,866
     Retained earnings.............................              488,066              550,773
     Treasury stock-common stock at cost;
         15,436 shares at June 28, 1997 and 14,073
         shares at Sept. 27, 1997  (Note 5)........             (225,746)            (214,973)
                                                              ----------           ----------
         Total shareholders' equity................              619,987              697,679
                                                              ----------           ----------
         Total liabilities and shareholders' equity           $1,307,122           $1,411,336
                                                              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                      THREE-MONTH PERIOD ENDED
                                                                   ------------------------------
                                                                   SEPT. 28,           SEPT. 27,
                                                                        1996                1997
                                                                   ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .........................................          $  32,878           $  62,707
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ....................             14,998              21,960
       Changes in assets and liabilities:
         Accounts receivable ............................            (32,481)            (22,377)
         Inventories ....................................             (3,660)            (64,900)
         Prepaid expenses ...............................             (1,491)              3,560
         Accounts payable, accrued compensation
           and accrued expenses .........................             49,143              18,173
         Other assets ...................................                905                 282
         Deferred income taxes ..........................               (194)              8,349
                                                                   ---------           ---------
            Net cash provided by operating activities ...             60,098              27,754
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments .................             23,651                  --
     Capital expenditures, net ..........................            (48,984)            (63,034)
     Increase in other assets ...........................             (7,438)             (4,173)
                                                                   ---------           ---------
            Net cash used for investing activities ......            (32,771)            (67,207)
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options, including tax benefit ...              4,946               7,542
     Proceeds from ESPP shares issued ...................              4,378               7,443
     Repurchase of common stock .........................             (8,552)                 --
                                                                   ---------           ---------
            Net cash provided by financing activities ...                772              14,985
                                                                   ---------           ---------

     Net increase (decrease) in cash and cash equivalents             28,099             (24,468)

     Cash and cash equivalents, beginning of period .....            182,565             208,276
                                                                   ---------           ---------
     Cash and cash equivalents, end of period ...........          $ 210,664           $ 183,808
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for income taxes ............          $   3,777           $   9,904


   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997.

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

                                                       THREE-MONTH PERIOD ENDED
                                                       -------------------------
                                                        SEPT. 28,      SEPT. 27,
                                                             1996           1997
                                                       ----------     ----------


        Basic earnings per share...................    $      .38     $      .72
                                                       ==========     ==========

        Diluted earnings per share.................    $      .36     $      .67
                                                       ==========     ==========

4.      Inventories comprised the following:

                                                         JUNE 28,      SEPT. 27,
                                                             1997           1997
                                                       ----------     ----------
        (in thousands)

        Finished goods.............................    $  137,762     $  166,513
        Work in process............................        56,352         67,741
        Raw materials and component parts..........        30,360         55,120
                                                       ----------     ----------
                                                       $  224,474     $  289,374
                                                       ==========     ==========

5. During the quarter ended September 27, 1997, the Company distributed 701,661 and 661,254 shares of its common stock in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises (including tax benefit), respectively, for $15.0 million.

6. In the opinion of management, all adjustments necessary to fairly state the results of operations for the three-month periods ended September 28, 1996 and September 27, 1997 have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997.

THE INFORMATION INCLUDED IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OTHER STATEMENTS OF THE COMPANY'S PLANS AND OBJECTIVES MAY ALSO BE CONSIDERED TO BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table expresses selected amounts obtained from the Company's consolidated statements of income as a percentage of net revenues:

                                                           THREE-MONTH PERIOD ENDED
                                                      ------------------------------------
                                                      SEPT. 28,      JUNE 28,    SEPT. 27,
                                                           1996          1997         1997
                                                      ---------    ----------    ---------

Revenues, net......................................      100.0%        100.0%       100.0%
Cost of revenues...................................       87.2%         82.5%        85.2%
                                                      ---------    ----------    ---------
Gross profit margin................................       12.8%         17.5%        14.8%
Research and development expense...................        3.9%          3.7%         3.9%
Selling, general and administrative expense........        4.9%          4.5%         4.3%
                                                      ---------    ----------    ---------
Operating income...................................        4.0%          9.3%         6.6%
Interest and other income..........................         .3%           .3%          .2%
                                                      ---------    ----------    ---------
Income before income taxes.........................        4.3%          9.6%         6.8%
Provision for income taxes.........................         .6%          1.5%         1.0%
                                                      ---------    ----------    ---------
Net income.........................................        3.7%          8.1%         5.8%
                                                      =========    ==========    =========


Consolidated sales were $1.1 billion in the first quarter of 1998, an increase of 23% and 1% over the first quarter of prior year and the immediately preceding quarter, respectively. The growth in revenues stemmed from 29% and 2% increases in hard drive unit shipments over the corresponding quarter of the prior year and the immediately preceding quarter, respectively. The higher volume was partially offset by a decline in the average selling prices of hard drive products.

The improvement in gross profit margin over the corresponding period of the prior year was primarily the result of incremental sales of the Company's enterprise storage products, which have higher average gross profit margins than the Company's desktop storage products. The decrease in gross profit margin from the immediately preceding quarter was primarily due to greater price competition in the current quarter, particularly with the Company's low-capacity desktop storage products. Also, the gross profit margin was somewhat impacted by higher manufacturing costs associated with extending the life of thin film head technology in desktop storage products.

Research and development ("R&D") expense for the current quarter was $42.3 million, an increase of $8.0 million and $2.1 million over the first quarter of the prior year and the immediately preceding quarter, respectively. The increase in absolute dollars spent from the corresponding period of the prior year is primarily associated with higher expenditures to support the development of mobile and desktop hard drives. The increase from the immediately preceding quarter is primarily due to higher spending related to the development of hard drives for the enterprise storage market.

Selling, general and administrative ("SG&A") expense for the first quarter of 1998 was $46.7 million, an increase of $3.8 million over the corresponding quarter of the prior year and a decrease of $2.3 million from the immediately preceding quarter. The increase from the first quarter of 1997 is attributable to incremental selling, marketing and other related expenses in support of the higher revenue levels. The decrease, as a percentage of revenues and in absolute dollars spent, from the immediately preceding quarter stems from lower expenses for the Company's pay-for-performance and profit sharing plans. SG&A expenses declined as a percentage of revenues from the first quarter of 1997 primarily as a result of the higher revenue base.

Net interest and other income for the current quarter was $2.6 million, a decrease of $.3 million and $.9 million from the first quarter of the prior year and the immediately preceding quarter, respectively. The decreases are primarily the result of lower average cash and cash equivalent balances in the current quarter.

The Company's effective tax rate of 15%, 15% and 16% recorded in the first quarter of the prior year, the immediately preceding quarter and the current quarter, respectively, results primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates and changes in the deferred tax asset valuation allowance. The higher tax rate during the first quarter of 1998 reflects a change in earnings mix among the Company's subsidiaries operating in various tax jurisdictions.

FINANCIAL CONDITION

At September 27, 1997, the Company had $183.8 million in cash and cash equivalents as compared to $208.3 million at June 28, 1997. Net cash provided by operating activities was $27.8 million for the current quarter. Cash flows from earnings, depreciation and amortization, and an increase in total liabilities were partially offset by cash used to fund higher accounts receivable and inventory balances. Another significant use of cash during the current quarter was capital expenditures of $63.0 million, which were incurred primarily to support increased production of hard drives and related components. Partially offsetting this use of cash was $15.0 million received in connection with stock option exercises (including tax benefit) and ESPP purchases.

The Company has an $150 million revolving credit agreement with certain financial institutions extending through April 2000. This facility is intended to meet short-term working capital requirements which may arise from time to time. The Company believes that its current cash balances combined with cash flow from operations and its revolving credit agreement will be sufficient to meet its working capital needs for the foreseeable future. However, the Company's ability to sustain its favorable working capital position is dependent upon a number of factors that are discussed below and in the Company's Annual Report on Form 10-K for the year ended June 28, 1997 under the heading "Risk Factors Affecting the Company and/or the Hard Drive Industry."

RISK FACTORS AFFECTING THE COMPANY AND/OR THE HARD DRIVE INDUSTRY

The Company's business is subject to a number of risks, trends and uncertainties, some of which are related to the hard drive industry in general and others related more specifically to Western Digital. As a result of the risks and uncertainties described below as well as other risks presented elsewhere in this report, there can be no assurance that the Company will continue to be successful or maintain its market position. Some of these factors have affected the Company's operating results in the past, and all of these factors could affect its future operating results. The Company does not expect that the successful elements which all came together in 1997 represent a consistent reliable trend which can be expected to continue in the future. The disk drive business remains challenging and cyclical.

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

The Company experiences fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to shorten the time to achieve acceptable manufacturing yields and costs. The Company's future is therefore dependent upon its ability to develop new products, to qualify these new products with its customers, to successfully introduce these products to the market on a timely basis, and to commence volume production to meet customer demands. If not carefully planned and executed, the introduction of new products may adversely affect sales of existing products and increase risk of inventory obsolescence. A delay in the introduction or production of more cost-effective and/or more advanced products also can result in lower sales and smaller gross margins. Because of rapid technological changes, the Company anticipates that sales of older products will decline as in the past and that sales of new products will continue to account for a significant portion of its sales in the future. Failure of the Company to execute its strategy of achieving time-to-market in sufficient volume with new products, or any delay in introduction of advanced and cost effective products, could result in significantly lower revenue and gross margins. The Company can give no assurance that it will continue to be successful in the development, marketing and production of new products in response to technological change or evolving industry standards.

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

Highly Competitive Industry

The hard drive industry has been characterized by traditionally intense price competition and price erosion over the life of any given hard drive product. Although the merger between Seagate Technology, Inc. and Conner Peripherals, Inc. in 1996 may have created some industry consolidation, the Company still expects that price erosion in the hard drive market will continue for the foreseeable future for various reasons. In general, the unit price for a given product in all of the Company's markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions are primarily achieved as volume efficiencies are realized, component cost reductions are achieved, experience is gained in manufacturing the product and design enhancements are made. Competitive pressures and customer expectations result in these cost improvements being passed along as reductions in selling prices. At times, the rate of general price decline is accelerated when some competitors lower prices to absorb excess capacity, liquidate excess inventories, or attempt to gain market share. The competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter, and such adverse effect often cannot be anticipated until late in the quarter. The increasing price competition that the Company experienced in the first quarter of 1998 has continued into the second quarter and has expanded to higher capacity desktop storage products.

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

Customer Concentration and Changing Customer Models

High purchase-volume customers for hard drives are concentrated within a small number of OEMs, distribution channels and system integrators. While Western Digital believes its relationships with its key customers are generally very good, the concentration of sales to a relatively small number of major customers represents a business risk that loss of one or more accounts could adversely affect the Company's operating results. Western Digital's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If any such change resulted in decreased demand for the Company's drives, whether by loss of or delays in orders, the Company's operating results could be materially adversely affected.

The hard drive industry is experiencing changes in its OEM customer ordering models. The trend among the computer manufacturers using the "build-to-order" model is to improve asset management capabilities while still meeting customer requirements; therefore, Western Digital's customers are holding smaller inventories of components such as hard drives. This JIT ordering model requires the Company to maintain a certain base stock of product in a location adjacent to its customers' manufacturing facilities. JIT ordering complicates the Company's inventory management strategies and makes it increasingly difficult to anticipate customer inventory pulling patterns and to balance manufacturing plans with projected customer demand. The Company's failure to manage its inventory in response to JIT demands could have a material adverse effect on its financial position, results of operations or liquidity.

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

Development and Production of Drives with MR Recording Heads

The majority of the Company's hard drive products currently utilize conventional thin film or metal-in-gap ("MIG") inductive head technologies. The Company believes that magneto-resistive ("MR") heads, which enable higher capacity per hard drive than conventional thin film or MIG inductive heads, have replaced thin film and MIG inductive heads as the leading recording head technology. The Company is shipping desktop and mobile products with MR head technology. As with most new products, the Company anticipates that the new MR products will have lower initial manufacturing yields and higher initial component costs than some more mature products. Additionally, the Company expects to continue to experience somewhat lower yields on products that utilize extended thin film head technology. The Company is working to qualify the new MR products with its customers and facilitate the transition from thin film and MIG head products to MR head products. The Company has historically reduced its risk of inventory obsolescence in part by utilizing its platform strategy of using common components and supplies for different capacity products. Hard drive products using MR heads require certain components and supplies that are unique to this new technology. As a result, the transition to MR head technology decreases the Company's flexibility to switch quickly from product capacity points with decreasing demand to product capacity points with greater demand. This may reduce inventory turns and increase the risk of inventory obsolescence during the period of transition. Failure of the Company to successfully manufacture and market products incorporating MR head technology in a timely manner and/or in sufficient volume to meet customer requirements during 1998 could cause erosion of the Company's market share and have a material adverse effect on the Company's business and financial position, results of operations or liquidity.

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

Although the Company obtains headstack assemblies from several sources, the supply of these components at the desired technology levels is a critical issue for the Company as it plans to meet the anticipated demand for desktop storage products. The Company believes that the supply of headstack assemblies at the required level of technology and cost may continue to be a constraint, and a continued shortage could adversely affect the Company's ability to meet anticipated customer demand for its products.

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

The Company has offset its primary foreign currency exposures through the use of forward contracts. The Company expects that these forward contracts will continue to offset the majority of its foreign currency commitments/exposures in future periods.

Volatility of Stock Price

The Company's stock price, like other high-technology companies' stock prices, is subject to wide fluctuations. The stock price volatility can be a response to actual or anticipated variations in operating results, announcements of new products or developments by the Company or its competitors, developments in relationships with customers or suppliers and other events or factors. Even a modest underperformance against the expectations of the investment community by the Company can lead to a significant decline in the market price of the Company's stock. Broad stock market fluctuations which may be unrelated to the operating performance of the Company, may also adversely affect the market price of the Company's stock.

Other Risk Factors

The Company's operating results have been and may in the future be subject to significant periodic fluctuations as a result of a number of other factors. These factors have included the timing of orders from and shipment of products to major customers, product mix, pricing, delays in product development and/or introduction to production, competing technologies, variations in product cost, component availability due to single or limited sources of supply, foreign exchange fluctuations, increased competition and general economics and industry fluctuations, both foreign and domestic. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved. This statement should be read in conjunction with "Part 1, Item 3. Legal Proceedings" included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.

        (a)     Exhibits:

                11      Computation of Per Share Earnings.

                27.1    Financial Data Schedule

        (b)     Reports on Form 8-K:

                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WESTERN DIGITAL CORPORATION
                                       -----------------------------------------
                                       Registrant




                                       /s/Duston Williams
                                       -----------------------------------------
                                       Duston M. Williams
                                       Senior Vice President
                                       and Chief Financial Officer


Date: November 7, 1997

                                  EXHIBIT INDEX


                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                           DESCRIPTION                                          PAGE
------                           -----------                                      ------------

11         Computation of Per Share Earnings................................

27.1       Financial Data Schedule