Form 10-Q
period 1997-12-27
WESTERN DIGITAL CORP
filed 1998-02-05
CIK 106040

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-8703

                          WESTERN DIGITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-2647125
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           8105 IRVINE CENTER DRIVE                               92618
              IRVINE, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (714) 932-5000

                                      N/A

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST REPORT.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding, as of January 27, 1998, was 87,451,488.

================================================================================

                          WESTERN DIGITAL CORPORATION

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
                                 PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Statements of Operations -- Three-Month Periods Ended December
          28, 1996 and December 27, 1997..............................................      3
          Consolidated Statements of Operations -- Six-Month Periods Ended December
          28, 1996 and December 27, 1997..............................................      4
          Consolidated Balance Sheets -- June 28, 1997 and December 27, 1997..........      5
          Consolidated Statements of Cash Flows -- Six-Month Periods Ended December
          28, 1996 and December 27, 1997..............................................      6
          Notes to Consolidated Financial Statements..................................      7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................     10
                                   PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................................     20
Item 4.   Submission of Matters to Vote of Security Holders...........................     21
Item 6.   Exhibits and Reports on Form 8-K............................................     22
Signatures............................................................................     23
Exhibit Index.........................................................................     24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE-MONTH PERIOD ENDED
                                                                 --------------------------------
                                                                 DECEMBER 28,        DECEMBER 27,
                                                                     1996                1997
                                                                 ------------        ------------
Revenues, net..................................................  $  1,118,647        $    969,564
Costs and expenses:
  Cost of revenues.............................................       955,258           1,025,112
  Research and development.....................................        36,001              44,472
  Selling, general and administrative..........................        55,553              47,178
                                                                   ----------          ----------
          Total costs and expenses.............................     1,046,812           1,116,762
                                                                   ----------          ----------
Operating income (loss)........................................        71,835            (147,198)
Interest and other income......................................         3,729               2,015
                                                                   ----------          ----------
Income (loss) before income taxes..............................        75,564            (145,183)
Provision for income taxes.....................................        11,335                  --
                                                                   ----------          ----------
Net income (loss)..............................................  $     64,229        $   (145,183)
                                                                   ==========          ==========
Earnings (loss) per common share (Note 2):
     Basic.....................................................  $        .73        $      (1.66)
                                                                   ==========          ==========
     Diluted...................................................  $        .68        $      (1.66)
                                                                   ==========          ==========
Common shares used in computing per share amounts (Note 2):
     Basic.....................................................        87,950              87,319
                                                                   ==========          ==========
     Diluted...................................................        94,760              87,319
                                                                   ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      SIX-MONTH PERIOD ENDED
                                                                 --------------------------------
                                                                 DECEMBER 28,        DECEMBER 27,
                                                                     1996                1997
                                                                 ------------        ------------
Revenues, net..................................................  $  2,001,762        $  2,059,728
Costs and expenses:
  Cost of revenues.............................................     1,725,484           1,954,217
  Research and development.....................................        70,261              86,774
  Selling, general and administrative..........................        98,413              93,872
                                                                   ----------          ----------
          Total costs and expenses.............................     1,894,158           2,134,863
                                                                   ----------          ----------
Operating income (loss)........................................       107,604             (75,135)
Interest and other income......................................         6,640               4,603
                                                                   ----------          ----------
Income (loss) before income taxes..............................       114,244             (70,532)
Provision for income taxes.....................................        17,137              11,944
                                                                   ----------          ----------
Net income (loss)..............................................  $     97,107        $    (82,476)
                                                                   ==========          ==========
Earnings (loss) per common share (Note 2):
     Basic.....................................................  $       1.11        $       (.95)
                                                                   ==========          ==========
     Diluted...................................................  $       1.04        $       (.95)
                                                                   ==========          ==========
Common shares used in computing per share amounts (Note 2):
     Basic.....................................................        87,720              87,030
                                                                   ==========          ==========
     Diluted...................................................        93,682              87,030
                                                                   ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                      JUNE 28,      DECEMBER 27,
                                                                        1997            1997
                                                                     ----------     ------------
Current assets:
  Cash and cash equivalents (Note 8)...............................  $  208,276      $  119,339
  Accounts receivable, less allowance for doubtful accounts of
     $11,706 at June 28, 1997 and $13,491 at December 27, 1997.....     545,552         480,368
  Inventories (Note 3).............................................     224,474         285,404
  Prepaid expenses and other assets................................      39,593          38,598
                                                                     ----------      ----------
          Total current assets.....................................   1,017,895         923,709
Property and equipment at cost, net................................     247,895         316,841
Intangible and other assets, net...................................      41,332          30,886
                                                                     ----------      ----------
          Total assets.............................................  $1,307,122      $1,271,436
                                                                     ==========      ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................  $  417,984      $  394,515
  Accrued compensation.............................................      59,227          30,379
  Accrued expenses.................................................     176,494         271,140
                                                                     ----------      ----------
          Total current liabilities................................     653,705         696,034
Deferred income taxes..............................................      33,430          34,542
Commitments and contingent liabilities (Notes 7 and 8)
Subsequent event (Note 6)
Shareholders' equity:
  Preferred stock, $0.01 par value; Authorized: 5,000 shares;
     Outstanding: None.............................................          --              --
  Common stock, $0.01 par value; Authorized: 225,000 shares;
     Issued: 101,332 shares at June 29, 1997 and at December 27,
     1997..........................................................       1,013           1,013
  Additional paid-in capital.......................................     356,654         348,270
  Retained earnings................................................     488,066         405,590
  Treasury stock -- common stock at cost; 15,436 shares at June 28,
     1997 and 13,948 shares at December 27, 1997 (Note 4)..........    (225,746)       (214,013)
                                                                     ----------      ----------
          Total shareholders' equity...............................     619,987         540,860
                                                                     ----------      ----------
          Total liabilities and shareholders' equity...............  $1,307,122      $1,271,436
                                                                     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        SIX-MONTH PERIOD ENDED
                                                                     -----------------------------
                                                                     DECEMBER 28,     DECEMBER 27,
                                                                         1996             1997
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................    $ 97,107        $  (82,476)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.................................      28,323            47,385
       Changes in assets and liabilities:
       Accounts receivable.........................................     (84,721)           65,184
       Inventories.................................................     (13,118)          (60,930)
       Prepaid expenses and other assets...........................      (4,663)              995
       Accounts payable, accrued compensation and accrued
        expenses...................................................     136,358            42,329
       Other assets................................................         500               406
       Deferred income taxes.......................................        (213)            1,112
                                                                       --------         ---------
          Net cash provided by operating activities................     159,573            14,005
                                                                       --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net........................................     (69,566)         (111,791)
  Decrease in short-term investments...............................      36,598                --
  Decrease in other assets.........................................       4,503             5,500
                                                                       --------         ---------
          Net cash used for investing activities...................     (28,465)         (106,291)
                                                                       --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock repurchase program..................................     (49,840)          (12,525)
  Exercise of stock options, including tax benefit.................       5,758             8,431
  Proceeds from ESPP shares issued.................................       4,378             7,443
                                                                       --------         ---------
          Net cash provided by (used for) financing activities.....     (39,704)            3,349
                                                                       --------         ---------
  Net increase (decrease) in cash and cash equivalents.............      91,404           (88,937)
  Cash and cash equivalents, beginning of period...................     182,565           208,276
                                                                       --------         ---------
  Cash and cash equivalents, end of period.........................    $273,969        $  119,339
                                                                       ========         =========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for income taxes.......................    $  4,996        $   12,308

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

2. Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings
   (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any diluted effects of options. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. All earnings (loss) per share amounts have been restated to conform to the SFAS No. 128 requirements.

   The following table illustrates the computation of basic and diluted earnings
   (loss) per share:

                                         THREE-MONTH PERIOD ENDED       SIX-MONTH PERIOD ENDED
                                        ---------------------------   ---------------------------
                                        DECEMBER 28,   DECEMBER 27,   DECEMBER 28,   DECEMBER 27,
                                            1996           1997           1996           1997
                                        ------------   ------------   ------------   ------------
        Numerator:
        Numerator for basic and
          diluted earnings (loss) per
          share -- net income
          (loss)......................    $ 64,229      $ (145,183)     $ 97,107       $(82,476)
                                          ========        ========      ========       ========
        Denominator:
        Denominator for basic earnings
          (loss) per share -- weighted
          average number of common
          shares outstanding during
          the period..................      87,950          87,319        87,720         87,030
        Incremental common shares
          attributable to exercise of
          outstanding options, put
          options and ESPP
          contributions...............       6,810              --         5,962             --
                                          --------        --------      --------       --------
        Denominator for diluted
          earnings (loss) per share...      94,760          87,319        93,682         87,030
                                          ========        ========      ========       ========
        Basic earnings (loss) per
          share.......................    $    .73      $    (1.66)     $   1.11       $   (.95)
                                          ========        ========      ========       ========
        Diluted earnings (loss) per
          share.......................    $    .68      $    (1.66)     $   1.04       $   (.95)
                                          ========        ========      ========       ========

   The computation of diluted loss per share for the three-month and six-month periods ended December 27, 1997 excluded the effect of incremental common shares attributable to the exercise of outstanding common stock options, put options and ESPP contributions because their effect was antidilutive. Substantially all options to purchase shares of common stock were included in the computation of diluted earnings per share for the three-month and six-month periods ended December 28, 1996.

3. Inventories comprised the following:

                                                               JUNE 28,     DECEMBER 27,
                                                                 1997           1997
                                                               --------     ------------
                                                                    (IN THOUSANDS)
        Finished goods.......................................  $137,762       $169,922
        Work in process......................................    56,352         45,718
        Raw materials and component parts....................    30,360         69,764
                                                               --------       --------
                                                               $224,474       $285,404
                                                               ========       ========

                          WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. During the six months ended December 27, 1997, approximately 786,000 and 702,000 shares of common stock were distributed in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for $13.5 million.

5. In the opinion of management, all adjustments necessary to fairly state the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997.

6. On January 28, 1998, the Company replaced its then existing revolving credit facility with a secured revolving credit and term loan facility ("Senior Bank Facility"). The Senior Bank Facility provides the Company with a $200 million revolving credit line and a $50 million term loan, both of which expire in January 2001. The Senior Bank Facility is secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either Libor plus a margin determined by a total debt funded ratio or a base rate, with option periods of one to six months. The Senior Bank Facility requires the Company to maintain certain financial ratios, restricts the payment of dividends and contains a number of other restrictive covenants. As of February 5, 1998, the $50 million term loan was funded but there were no borrowings under the revolving credit line.

7. Since early December 1997, a number of securities class action lawsuits have been filed against the Company and certain of its officers and directors in United States District Court for the Central District of California. The plaintiffs in these actions are persons who purchased shares of the Company's common stock on the open market during calendar 1996 and 1997, and who are asserting claims for monetary damages in an unspecified amount on behalf of themselves and other similarly situated purchasers of the Company's common stock. These actions followed the Company's announcement on December 2, 1997 of its plans to reduce production, accelerate its transition to MR head technology, exit the 3-inch drive business, and take associated accounting charges. The complaints allege essentially that during calendar 1996 and 1997 and before the December 2, 1997 announcement, the Company and its officers knew the Company was experiencing and would continue to experience difficulties with its transition from thin film to MR head technology which would subject the Company to, among other things, low-end pricing pressures and the risk of obsolete inventory. The complaints further allege that nonetheless the Company made false and misleading statements concerning the outlook for the Company's operations and earnings and issued financial statements that were false and misleading in various ways, including improper deferral of obsolete inventory write-downs. The complaints further assert that the Company's officers made the alleged misleading statements in order to keep the market price of the Company's stock at artificially high levels for various reasons, including to facilitate the sale of their own shares and to deter potential acquirors. The Company believes that additional suits may be filed containing similar allegations. The Company's directors and officers liability insurance carriers have been notified of the claims that have been received. Although the Company has had only a limited time to review these complaints, it believes that it has meritorious defenses to the claims and intends to defend itself vigorously. However, such litigation could result in substantial costs and a diversion of resources and management's attention.

8. During the third and fourth quarters of fiscal 1998, the Company is obligated to settle certain put option arrangements entered into in connection with its open market stock repurchase program. Under this program, the Company, since February 1995, has spent approximately $300 million in connection with the repurchase of approximately 22.2 million shares of its common stock at an average price of $13.50 per share. The Company has the option to settle these obligations in cash or by issuing additional common

                          WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   stock, which would have a dilutive effect upon existing shareholders. The amount of the settlements will be based upon the value of the Company's common stock at the time of settlement, and the decision whether to make these settlements in cash or stock, or a combination of both, will be made based upon prevailing market conditions and other factors at the time of settlement. At the market price for the Company's common stock on February 3, 1998, the total cash payment, if elected, would have been approximately $20.7 million. Pending settlement, approximately $26.4 million of the Company's cash was restricted at December 27, 1997 to secure the Company's obligations under these arrangements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Competitive market conditions in the hard drive industry, including unusually severe pricing pressure, sustained oversupply, and increasing availability of MR head products from competitors, prompted the Company in the second quarter of fiscal 1998 to initiate a series of actions designed to reduce its exposure to these competitive conditions and to sharpen the Company's focus and resources on its desktop and enterprise storage product lines. These actions included a reduction in the planned production of desktop hard drives, an acceleration of the transition from thin film recording head technology to MR head technology, and termination of the Company's 3-inch hard drive product line targeted at the mobile PC marketplace. Primarily as a result of these actions, the Company recorded $148 million of special charges in the second quarter of fiscal 1998. The special charges include estimated component cancellation charges, inventory and other asset write-downs, costs incurred during the quarter on terminated mobile PC engineering programs, and other estimated incremental costs related to the production, sale, and accelerated wind-down of thin film and ramp-up of MR products. Of this amount, approximately $40 million consists of non-cash items, approximately $35 million utilized cash in the second quarter of fiscal 1998, and the majority of the balance will require cash expenditures during the third and fourth quarters of fiscal 1998. The special charges are based upon a number of estimates and assumptions, and although these estimates and assumptions were based upon the best information available to the Company at the time, the actual costs incurred by the Company in connection with these actions may exceed the charges recorded.

RESULTS OF OPERATIONS

     The following table expresses selected amounts obtained from the Company's consolidated statements of operations as a percentage of net revenues:

                                                THREE-MONTH ENDED                        SIX-MONTHS ENDED
                                  ---------------------------------------------     ---------------------------
                                  DECEMBER 28,    SEPTEMBER 27,    DECEMBER 27,     DECEMBER 28,   DECEMBER 27,
                                      1996            1997             1997             1996           1997
                                  ------------   ---------------   ------------     ------------   ------------
Revenues, net...................      100.0%          100.0%           100.0%           100.0%         100.0%
Cost of revenues................       85.4%           85.2%           105.7%            86.2%          94.9%
                                      -----           -----            -----            -----          -----
Gross profit margin.............       14.6%           14.8%            (5.7)%           13.8%           5.1%
Research and development
  expense.......................        3.2%            3.9%             4.6%             3.5%           4.2%
Selling, general and
  administrative expense........        5.0%            4.3%             4.9%             4.9%           4.5%
                                      -----           -----            -----            -----          -----
Operating income (loss).........        6.4%            6.6%           (15.2)%            5.4%          (3.6)%
Interest and other income.......         .3%             .2%              .2%              .3%            .2%
                                      -----           -----            -----            -----          -----
Income (loss) before income
  taxes.........................        6.7%            6.8%           (15.0)%            5.7%          (3.4)%
Provision for income taxes......        1.0%            1.0%              --%              .8%            .6%
                                      -----           -----            -----            -----          -----
Net income (loss)...............        5.7%            5.8%           (15.0)%            4.9%          (4.0)%
                                      =====           =====            =====            =====          =====

     Consolidated revenues were $970 million in the second quarter of 1998, a decrease of 13% and 11% from the second quarter of the prior year and the immediately preceding quarter, respectively. Consolidated revenues were $2.1 billion in the first six months of 1998, up 3% from the corresponding period of 1997. The decline in revenues in the current quarter stemmed from 5% and 8% reductions in hard drive unit shipments as compared to the corresponding quarter of the prior year and the immediately preceding quarter, respectively. The increase in revenues in the first six months of 1998 over the corresponding period of the prior year resulted from an overall 10% increase in hard drive unit shipments. An intensely competitive hard drive business environment, particularly during the second quarter of 1998, resulted in reductions in the average selling prices of hard drive products which in turn affected consolidated revenues during the three and six-month periods ended December 27, 1997.

     The reduction in gross profit margin from the immediately preceding quarter and the corresponding period of 1997 was primarily related to three factors. First, $148 million of special charges were recorded in the second quarter of 1998, primarily to cost of sales. See "Recent Developments." Second, unusually severe competitive pricing pressures were experienced in the desktop storage market during the second quarter of 1998. Finally, the Company experienced higher manufacturing costs associated with extending the life of thin film head technology in desktop storage products. Partially offsetting this reduction in gross profit margin were incremental sales of the Company's enterprise storage products, which have higher average gross profit margins than the Company's desktop storage products.

     Research and development ("R&D") expense for the current quarter was $44.5 million, an increase of $8.5 million and $2.2 million over the second quarter of the prior year and the immediately preceding quarter, respectively. R&D expense for the first six months of 1998 was $86.8 million, an increase of $16.5 million over the corresponding period of the prior year. The increases in absolute dollars spent over the corresponding periods of the prior year and the immediately preceding quarter are primarily associated with higher expenditures to support the development of desktop hard drives. The increases in R&D expense as a percentage of revenues in the current quarter over the second quarter of 1997 and the immediately preceding quarter are primarily the result of the lower revenue base.

     Selling, general and administrative ("SG&A") expense for the second quarter of 1998 was $47.2 million, a decrease of $8.4 million from the corresponding quarter of 1997. SG&A expense for the first six months of 1998 was $93.8 million, a decrease of $4.6 million from the corresponding period of the prior year. The decrease from the second quarter and the first six months of 1997 is primarily the result of lower expenses for the Company's pay-for-performance and profit sharing plans.

     Net interest and other income for the current quarter was $2.0 million, a decrease of $1.7 million and $.6 million from the second quarter of the prior year and the immediately preceding quarter, respectively. Interest and other income for the first six months of 1998 was $4.6 million, a decrease of $2.0 million from the corresponding period of the prior year. The decreases are primarily the result of lower average cash and cash equivalent balances in the current periods as compared to corresponding periods of the prior year and the immediately preceding quarter.

     The Company's effective tax rate for the three and six-month periods ended December 28, 1996 results primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates and changes in the deferred tax asset valuation allowance. The provision for income taxes recorded in the first half of 1998 results primarily from positive earnings at certain of the Company's international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     At December 27, 1997, the Company had $119.3 million in cash and cash equivalents as compared to $208.3 million at June 28, 1997. Net cash provided by operating activities was $14.0 million for the six-month period ended December 27, 1997, compared to $159.6 million for the six-month period ended December 28, 1996. Cash flows from depreciation and amortization, lower accounts receivable balances, and an increase in total operating liabilities were partially offset by cash used to fund higher inventory balances and the net loss. Another significant use of cash during the first six months of 1998 was capital expenditures of $111.8 million, which were incurred primarily in connection with the transition to desktop and enterprise hard drives featuring MR head technology and increased capacity to support future production of hard drives and related components.

     The Company's previously existing $150 million revolving credit line, which had an outstanding balance of $24 million drawn on December 29, 1997, was repaid and terminated on January 28, 1998. To replace this $150 million facility, the Company entered into a credit facility ("Senior Bank Facility") on January 28, 1998, pursuant to which BankBoston, N.A. and other lending institutions are providing a $200 million revolving credit line and a $50 million term loan, both of which expire in January 2001. The Senior Bank Facility is secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either LIBOR plus a margin determined by a total debt funded ratio or a base rate, with option periods of one to six months. The Senior Bank Facility requires the Company to maintain certain financial ratios, restricts the payment of dividends and contains a number of other restrictive covenants. As of the date hereof, the $50 million term loan was funded but there were no borrowings under the revolving credit line. The Senior Bank Facility is intended to meet short-term working capital requirements which may arise from time to time.

     On December 29, 1997, the Company purchased approximately 34 acres of land in Irvine, California for approximately $22 million. The Company is exploring various financing alternatives for construction of a new corporate headquarters on this site. The new headquarters facility is not expected to materially increase the Company's occupancy costs. However, there can be no assurance that the Company will be successful in entering into a financing arrangement for this property on terms that will be satisfactory to the Company and other alternatives available to the Company upon expiration of its current headquarters lease could be more costly.

     During the third and fourth quarters of 1998, the Company is obligated to settle certain put option arrangements entered into in connection with its open market stock repurchase program. Under this program, the Company, since February 1995, has spent approximately $300 million in connection with the repurchase of approximately 22.2 million shares of its common stock at an average price of $13.50 per share. The Company has the option to settle these obligations in cash or by issuing additional common stock, which would have a dilutive effect upon existing shareholders. The amount of the settlements will be based upon the value of the Company's common stock at the time of settlement, and the decision whether to make these settlements in cash or stock, or a combination of both, will be made based upon prevailing market conditions and other factors at the time of settlement. At the market price for the Company's common stock on February 3, 1998, the total cash payment, if elected, would have been approximately $20.7 million. Pending settlement, approximately $26.4 million of the Company's cash was restricted at December 27, 1997 to secure the Company's obligations under these arrangements.

     The Company believes that its current cash balances combined with cash flow from operations and the Senior Bank Facility will be sufficient to meet its working capital needs for the foreseeable future. However, the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading "Certain Factors Affecting Western Digital Corporation and/or the Hard Drive Industry."

NEW ACCOUNTING PRONOUNCEMENTS

     Effective December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings
(loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings
(loss) per share. All earnings (loss) per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

YEAR 2000

     Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results. As storage devices, the Company's hard drives are transparent to Year 2000 requirements and can be deemed Year 2000 compliant when used in accordance with Company product documentation and provided that all hardware, firmware, middleware and software used in combination with the hard drive exchange accurate data therewith.

     The Company has committed personnel and resources to resolve potential Year 2000 issues, both internally and externally (with respect to the Company's suppliers and customers). The Company is in the process of identifying and assessing its mission-critical systems related to the Year 2000. Although the Company plans to address Year 2000 issues with respect to the Company's mission-critical internal systems in sufficient time prior to the century rollover, there can be no assurance that there will not be interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences.

     The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, it is not expected that the remediation will have a material impact on the Company's financial condition or operating results.

CERTAIN FACTORS AFFECTING WESTERN DIGITAL CORPORATION AND/OR THE DISK DRIVE INDUSTRY

     Highly Competitive Industry. The desktop portion of the hard drive industry consists of many competitors of various sizes and financial resources. Although price competition and price erosion were not as severe in 1997 as in some previous years, the desktop hard drive industry is currently experiencing a period of sustained oversupply and unusually severe pricing pressures which have resulted in price competition and price erosion that the Company expects to continue for the foreseeable future.

     During 1996 and 1997, the Company significantly increased its market share in the desktop hard drive market, but some of these market share gains eroded in the second quarter of 1998, primarily due to competitive conditions in the disk drive industry (with resulting cut backs in production) and the timing of the Company's transition from thin film to magneto-resistive ("MR") head technology. There can be no assurance that the Company will be able to recover recent market share losses or increase its market share beyond historical levels. Maxtor and Fujitsu have joined Seagate, Quantum and IBM as major competitors in the data storage business, and Fujitsu has already gained significant market share in the desktop market as a result of its aggressive pricing strategy and competitive products. Maxtor has also recently gained market share due to several factors, including improved product offerings. The current intense competitive conditions in this market make it difficult to forecast near-term operating results. This competitive environment has adversely affected the Company's operating results for the first half of 1998, and the Company expects these conditions to continue for at least the remainder of 1998. See "Recent Developments."

     The enterprise portion of the hard drive market is more concentrated than the desktop portion, with the largest competitor, Seagate, having a market share in excess of 50% in recent years. The Company entered this market in 1997 and competes with Seagate, Quantum, IBM and Fujitsu. Because the number of competitors in this market has increased, the Company expects that price competition in the enterprise market will increase. The Company's continued success in the enterprise hard drive market is heavily dependent on the successful development, timely introduction and market acceptance of new products, and failure to achieve such success could adversely affect the Company's financial condition or operating results.

     In general, the unit price for a given product in both the desktop and enterprise markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions result primarily from volume efficiencies, component cost reductions, manufacturing experience and design enhancements that are generally realized over the life of a product. Competitive pressures and customer expectations compel manufacturers to pass these cost reductions along as reductions in selling prices. The rate of general price decline accelerates when some competitors lower prices to absorb excess capacity, liquidate excess inventories or attempt to gain market share. Competition and continuing price erosion could adversely affect the Company's financial condition or operating results in any given quarter. Often, such adverse effects cannot be anticipated until late in the quarter, as has happened during the first two quarters of 1998.

     Rapid Technological Change and Product Development. The demands of hard drive customers for greater storage capacity and higher performance have led to short product life cycles, which require the Company to constantly develop and introduce new drive products on a cost-effective and timely basis. The Company's expenditure of research and development funds to support rapid technological change depends upon its revenues and profitability, and reductions in such expenditures could impair the Company's ability to innovate and compete.

     The Company experiences fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes, and also at the end of a technology's life cycle, when refinements designed to reach the product's technical limits can result in tighter manufacturing tolerances. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to shorten the time to achieve acceptable manufacturing yields and costs. The Company's future is therefore dependent upon its ability to develop new products, qualify these new products with its customers, successfully introduce these products to the market on a timely basis and commence volume production to meet customer demands. If not carefully planned and executed, the transition to new products may adversely affect sales of existing products and increase risk of inventory obsolescence. A delay in the introduction or production of more cost-effective and/or more advanced products also can result in lower sales and lower gross margins. Because of rapid technological changes, the Company anticipates that sales of older products will decline as in the past and that sales of new products will continue to account for a significant portion of its sales in the future. Failure of the Company to execute its strategy of achieving time-to-market in sufficient volume with new products, or any delay in the introduction of advanced and cost-effective products, could result in significantly lower revenue and gross margins. Some of these factors have adversely affected the Company in connection with the maturation of and transition from thin film recording head technology. For a discussion of this transition from thin film recording head technology to MR head technology and associated special charges in the second quarter of 1998, see "Recent Developments."

     Advances in magnetic, optical or other technologies, or the development of entirely new technologies, could result in the creation of competitive products that have better performance and/or lower prices than the Company's products. For example, the next generation of head technology, known as "Giant MR," has already been introduced on a limited basis by IBM. Additionally, companies such as TeraStor and Seagate are currently developing optically-assisted recording technologies. The initial products from such companies are expected to be high capacity and high price, although cost-effective per gigabyte. The optically-assisted recording approaches used by these two companies are different at this time and have created some short-term confusion in the industry. Accordingly, the Company's strategy is to view optically-assisted recording as a potentially valid solution at some point in time, but to assume that the hard drive technologies currently in use will serve the Company for the foreseeable future. However, if the Company's assumption proves to be wrong, the Company could be late in its integration of optically-assisted recording technology, which could have an adverse effect on the Company's financial condition or operating results.

     Development and Production of Drives with MR Recording Heads. The majority of the Company's hard drive products currently utilize conventional thin film or metal-in-gap ("MIG") inductive head technologies. MR heads, which enable higher capacity per hard drive than conventional thin film or MIG inductive heads, have replaced thin film and MIG inductive heads as the leading recording head technology. Several of the Company's major competitors are substantially ahead of the Company in incorporating MR head technology into some of their current products and, with higher capacity drives using MR heads, some of the Company's competitors achieved time-to-market leadership with certain MR products. In September 1997, the Company commenced volume production of its first desktop drive product incorporating MR head technology, a 2.1 GB per platter drive, and with that introduction, the Company regained time-to-market leadership at that capacity point. Additionally, the Company commenced volume production in December 1997 of the new low-profile 9.1 GB enterprise drive incorporating MR head technology. The Company and IBM are currently the industry's sole suppliers of low-profile 9.1 GB enterprise drives. As with most new products, the Company anticipates that the new MR-based products may have lower initial manufacturing yields and higher initial component costs than some more mature products. The Company's ramp to volume production of MR head products has been successful to date. However, the Company plans to have MR heads in 40% of products shipped by the end of the third quarter of 1998, and in excess of 80% of products shipped by the end of the fourth quarter of 1998. This plan depends upon continued success in MR head technology throughout the full production process and no assurance can be given that these goals will be achieved. Failure of the Company to successfully execute the transition to MR head technology in a timely manner and/or in sufficient volume during 1998 could cause further erosion of the Company's market share and have an adverse effect on the Company's financial condition or operating results.

     Fluctuating Product Demand. Demand for the Company's hard drive products depends on the demand for the computer systems manufactured by its customers and on storage upgrades to computer systems, which in turn are affected by computer system product cycles, end user demand for increased storage capacity and prevailing economic conditions. Although market research indicates total computer system unit shipments are expected to continue to grow for the next several years, demand may fluctuate significantly from period to period. Such fluctuations have in the past and may in the future result in deferral or cancellation of orders for the Company's products, which could have an adverse effect on the Company's financial condition or operating results.

     The hard drive industry has also experienced seasonal fluctuations in demand. The Company has historically experienced relatively flat demand in the first quarter of the fiscal year as compared to the fourth quarter, while demand in the second quarter has historically been much higher than in the first quarter. Additionally, product shipments tend to be greatest in the third month of each quarter. The inability of the Company to accurately match its product build plans to customer demand for any particular period could adversely affect the Company's operating results for that period.

     Customer Concentration and Changing Customer Models. High volume customers for hard drives are concentrated among a small number of OEMs, distributors and retailers. Although the Company believes its relationships with key customers such as these are generally very good, the concentration of sales to a relatively small number of major customers represents a business risk that loss of one or more accounts could adversely affect the Company's financial condition or operating results. During each of 1995 and 1996, sales to Gateway 2000 accounted for 11% of revenues. During 1997, sales to IBM accounted for 13% of revenues. For the six months ended December 27, 1997, sales to Compaq and IBM accounted for 14% and 12% of revenues, respectively. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If any such change in purchase volume or customer relationships resulted in decreased demand for the Company's drives, whether by loss of or delays in orders, the Company's financial condition or operating results could be adversely affected.

     The hard drive industry is experiencing changes in its OEM customer ordering models. The trend among computer manufacturers using the "build-to-order" model is to utilize a "just-in-time" ("JIT") inventory management requirements model. As a result, Western Digital's customers are holding smaller inventories of components such as hard drives. This JIT ordering requires the Company to maintain a certain base stock of product in a location adjacent to its customers' manufacturing facilities. JIT ordering complicates the Company's inventory management strategies and makes it more difficult to match manufacturing plans with projected customer demand. The Company's failure to manage its inventory in response to JIT demands could have an adverse effect on its operating results.

     Large OEMs are also considering or have implemented a "channel assembly" model in which the OEM ships a minimal computer system to the dealer or other assembler, and component suppliers such as hard drive manufacturers are requested to ship parts directly to the assembler for installation at its location. With this model, fragmentation of manufacturing facilities exposes the Company to some risk of inventory mismanagement by both the OEMs and the assemblers. The shift requires effective inventory management by the Company, and any increase in the number of "ship to locations" may increase freight costs and the number of accounts to be managed. Additionally, if the assemblers are not properly trained in manufacturing processes, it could also increase the number of product returns resulting from damage during assembly or improper installation. This model requires proper alignment between the OEM and the Company and requires the Company to retain more of its product in inventory. The Company is therefore exposed to increased risk of inventory obsolescence with the channel assembly model as well as the JIT model. The Company's OEM customer relationships have traditionally been strong, but a material adverse change in an OEM relationship could adversely affect demand for the Company's products, especially with the impact of these new models.

     Dependence on Suppliers of Components. The Company is dependent on qualified suppliers for components, including recording heads, head stack assemblies, media and integrated circuits. A number of the components used by the Company are available from a single or limited number of outside suppliers. Some of these materials may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. As a result, the Company must allow for significant lead times when procuring certain materials and supplies. In addition, cancellation of orders for components due to cut-backs in production precipitated by market oversupply or transition to new products or technologies can result in payment of significant cancellation charges to suppliers. See "Recent Developments." Because the Company is less vertically integrated than its competitors, an extended shortage of required materials and supplies or the failure of key suppliers to meet the Company's quality, yield or production requirements could affect the Company more severely than competitors.

     Intellectual Property. The hard drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims of alleged patent infringement or notice of patents from patent holders, which typically contain an offer to grant the Company a license. On June 10, 1994, Papst Licensing ("Papst") brought suit against the Company in the United States District Court for the Central District of California alleging infringement by the Company of five hard drive motor patents owned by Papst. The patents relate to disk drive motors that the Company purchases from motor vendors. On December 1, 1994, Papst dismissed its case without prejudice, but has recently notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. Although the Company does not believe that the outcome of this matter will have an adverse effect on its financial condition or operating results, adverse resolution of any intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products. In addition, the costs of defending such litigation may be substantial, regardless of the outcome.

     The Company's success depends in significant part on the proprietary nature of its technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. In addition to patent protection of certain intellectual property rights, the Company considers elements of its product designs and processes to be proprietary and confidential. The Company believes that its non-patentable intellectual property, particularly some of its process technology, is an important factor in its success. The Company relies upon employee, consultant, and vendor non-disclosure agreements and a system of internal safeguards to protect its proprietary information. Despite these safeguards, to the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

     Legal Proceedings. The Company was sued by Amstrad plc ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

     Since early December 1997, a number of securities class action lawsuits have been filed against the Company and certain of its officers and directors in United States District Court for the Central District of California. The plaintiffs in these actions are persons who purchased shares of the Company's common stock on the open market during calendar 1996 and 1997, and who are asserting claims for monetary damages in an unspecified amount on behalf of themselves and other similarly situated purchasers of the Company's common stock. These actions followed the Company's announcement on December 2, 1997 of its plans to reduce production, accelerate its transition to MR head technology, exit the 3-inch drive business, and take associated accounting charges. The complaints allege essentially that during calendar 1996 and 1997 and before the December 2, 1997 announcement, the Company and its officers knew that the Company was experiencing and would continue to experience difficulties with its transition from thin film to MR head technology which would subject the Company to, among other things, low-end pricing pressures and the risk of obsolete inventory. The complaints further allege that nonetheless the Company made false and misleading statements concerning the outlook for the Company's operations and earnings and issued financial statements that were false and misleading in various ways, including improper deferral of obsolete inventory write-downs. The complaints further assert that the Company's officers made the alleged misleading statements in order to keep the market price of the Company's stock at artificially high levels for various reasons, including to facilitate the sale of their own shares and to deter potential acquirors. The Company believes that additional suits may be filed containing similar allegations. The Company's directors and officers liability insurance carriers have been notified of the claims that have been received. Although the Company has had only a limited time to review these complaints, it believes that it has meritorious defenses to the claims and intends to defend itself vigorously. However, such litigation could result in substantial costs and a diversion of resources and management's attention.

     The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have an adverse effect on its financial condition or operating results.

     Use of Estimates. The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities. Such estimates include, but are not limited to, accruals for warranty against product defects, price protection and stock rotation reserves on product sold to resellers, and reserves for excess, obsolete and slow moving inventories. The rapidly changing market conditions in the hard drive industry make it difficult to estimate such accruals and reserves and actual results may differ significantly from the Company's estimates and assumptions, including those used in determining the special charges in the second quarter of 1998 described in "Recent Developments." Differences between actual results and such estimates and assumptions can result in adverse effects on the Company's financial condition or operating results.

     Potential Impact of Changing Market Demands. The information services business community is currently debating the "thin client architecture" or network computer ("NC") model, which emphasizes central servers for data storage and reduces the need for local desktop storage. Although industry analysts expect these products to account for a small fraction of the personal computer market over the next several years, broader than expected adoption of the NC model would reduce demand for desktop storage products while increasing demand for enterprise storage products. Given the Company's current business concentration in desktop disk drives and its relatively recent entry into enterprise disk drives, if such a scenario occurred on an accelerated basis, it would place the Company at a disadvantage relative to competitors which have a stronger market position in enterprise products.

     In addition, certain of the large desktop PC system manufacturers have recently introduced lower cost, lower performance systems principally for the consumer marketplace. These systems have generally been priced below $1,000 per system and typically contain hard drives with lower capacity. The Company currently participates in this market only to a limited extent, and if this market continues to grow rapidly, the Company will need to develop appropriate lower-cost disk drive products for these systems to avoid losing market share.

     Foreign Manufacturing Risks. Western Digital products are currently manufactured in Singapore and Malaysia. The Company is subject to certain risks associated with foreign manufacturing, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, transportation delays, labor problems, trade restrictions, import, export, exchange and tax controls and reallocations, loss or non-renewal of favorable tax treatment under agreements with foreign tax authorities and changes in tariff and freight rates.

     Possible Price Volatility of Common Stock. The market price of the Company's common stock has been, and may continue to be, extremely volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products introduced by the Company or its competitors, periods of severe pricing pressures, developments with respect to patents or proprietary rights, conditions and trends in the hard drive industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock, and there can be no assurance that the market price of the common stock will not decline. Securities class action litigation suits are often brought against companies following periods of volatility in the market price of their securities, and a number of such suits have been filed against the Company since early December 1997. See

"Legal Proceedings." Any such litigation against the Company could result in substantial costs and a diversion of resources and management's attention.

     Future Capital Needs. The hard drive industry is capital intensive, and in order to remain competitive, the Company will need to maintain adequate financial resources for capital expenditures, working capital and research and development. If the Company decides to increase its capital expenditures further, or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company could require additional debt or equity financing, and such equity financing could be dilutive to the Company's existing shareholders. There can be no assurance that such additional funds will be available to the Company or available on favorable terms. The Company may also require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment and research and development expenditures, which could adversely affect the Company's financial condition or operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Foreign Exchange Contracts. The Company manages the impact of foreign currency exchange rate changes on certain underlying assets, liabilities and anticipated cash flows for operating expenses denominated in foreign currencies by entering into short-term, forward exchange contracts. With this approach, the Company expects to minimize the impact of changing foreign exchange rates on the Company's operations. However, there can be no assurance that all foreign currency exposures will be adequately covered, and that the Company's financial condition or operating results will not be affected by changing foreign exchange rates.

     Year 2000 Issue. Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results. Virtually all companies will be affected by the Year 2000 issue. As storage devices, the Company's hard drives are transparent to Year 2000 requirements and can be deemed Year 2000 compliant when used in accordance with Company product documentation and provided that all hardware, firmware, middleware and software used in combination with the hard drive exchange accurate data therewith.

     The Company has committed personnel and resources to resolve potential Year 2000 issues, both internally and externally (with respect to the Company's suppliers and customers). The Company is in the process of identifying and assessing its mission-critical systems related to the Year 2000. Although the Company plans to address Year 2000 issues with respect to the Company's mission-critical internal systems in sufficient time prior to the century rollover, there can be no assurance that there will not be interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. Any failure to effectively monitor, implement or improve the Company's internal and external operational, financial, management and technical support systems could have a material adverse effect on the Company's financial condition or operating results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 9, 1997, the Bay Area Air Quality Management District ("District") filed suit against the Company in Santa Clara Superior Court. The complaint alleged that isopropyl alcohol dryers at the Company's Santa Clara Media facility do not comply with the District's emission control requirements and the conditions of the permit issued by the District to the Company for the dryers and sought damages of $300,000. The Company entered into a Settlement Agreement with the District pursuant to which the District will dismiss the suit with prejudice.

     Since early December 1997, a number of securities class action lawsuits have been filed against the Company and certain of its officers and directors in United States District Court for the Central District of California. The plaintiffs in these actions are persons who purchased shares of the Company's Common Stock on the open market during calendar 1996 and 1997, and who are asserting claims for monetary damages in an unspecified amount on behalf of themselves and other similarly situated purchasers of the Company's Common Stock. These actions followed the Company's announcement on December 2, 1997 of its plans to reduce production, accelerate its transition to MR head technology, exit the 3-inch drive business, and take associated accounting charges. The complaints allege essentially that during calendar 1996 and 1997 and before the December 2, 1997 announcement, the Company and its officers knew the Company was experiencing and would continue to experience difficulties with its transition from thin film to MR head technology which would subject the Company to, among other things, low-end pricing pressures and the risk of obsolete inventory. The complaints further allege that nonetheless the Company made false and misleading statements concerning the outlook for the Company's operations and earnings and issued financial statements that were false and misleading in various ways, including improper deferral of obsolete inventory write-downs. The complaints further assert that the Company's officers made the alleged misleading statements in order to keep the market price of the Company's Common Stock at artificially high levels for various reasons, including to facilitate the sale of their own shares and to deter potential acquirors. The Company believes that additional suits may be filed containing similar allegations. The Company's directors and officers liability insurance carriers have been notified of the claims that have been received. Although the Company has had only a limited time to review these complaints, it believes that it has meritorious defenses to the claims and intends to defend itself vigorously. However, such litigation could result in substantial costs and a diversion of resources and management's attention.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on November 13, 1997. The shareholders elected the following eight directors to hold office until the next annual meeting and until their successors are elected and qualified:

                                                                   NUMBER OF VOTES
                                                                ----------------------
                                                                   FOR         WITHHELD
                                                                ----------     -------
        James A. Abrahamson...................................  78,891,122     252,719
        Peter D. Behrendt.....................................  78,894,906     248,935
        I. M. Booth...........................................  78,887,390     256,451
        Irwin Federman........................................  78,895,212     248,628
        Charles A. Haggerty...................................  78,963,499     243,274
        Andre R. Horn.........................................  78,890,390     253,450
        Anne O. Krueger.......................................  78,893,611     250,230
        Thomas E. Pardun......................................  78,894,931     248,910

     In addition, the shareholders approved the following proposals:

                                                              NUMBER OF VOTES
                                                          ------------------------
                                                             FOR         AGAINST*
                                                          ----------     ---------
  1.  To approve the amendment to the Company's Employee
      Stock Purchase Plan authorizing an additional
      2,000,000 shares..................................  77,536,283     1,670,316
  3.  To ratify the selection of KPMG Peat Marwick LLP
      as independent accountants for the Company for the
      fiscal year ended June 27, 1998...................  78,854,402       352,198

---------------

     * includes abstentions

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

       EXHIBIT
        NUMBER                                   DESCRIPTION
       --------  ----------------------------------------------------------------------------
       10.1.3    Western Digital Corporation Amended and Restated Employee Stock Option Plan,
                 as amended on November 13, 1997* **
       10.3.2    Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on
                 November 13, 1997(1)
       10.10.2   Western Digital Corporation Deferred Compensation Plan, as amended and restated effective January 1, 1998(2)
       10.11.1   Amendment No. 1 to the Western Digital Corporation Executive Bonus Plan* **
       10.32.3   Fifth Amendment to the Company's Retirement Savings and Profit Sharing Plan*
                 **
       10.38     Revolving Credit and Term Loan Agreement, dated as of January 28, 1998, among Western Digital Corporation, BankBoston, N.A. and other lending institutions listed therein*
       27        Financial Data Schedule*

---------------

  * New exhibit filed with this Report

 ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-42991) as filed with the Securities and Exchange Commission on December 22, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

     (b)REPORTS ON FORM 8-K
        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WESTERN DIGITAL CORPORATION

                                          --------------------------------------

                                                  /s/ DUSTON WILLIAMS

                                          --------------------------------------
                                          Duston M. Williams
                                          Senior Vice President
                                          and Chief Financial Officer

Date: February 5, 1998

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                                       DESCRIPTION
     -------     ------------------------------------------------------------------------------
     10.1.3      Western Digital Corporation Amended and Restated Employee Stock Option Plan,
                 as amended on November 13, 1997* **
     10.3.2      Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on
                 November 13, 1997(1)
     10.10.2     Western Digital Corporation Deferred Compensation Plan, as amended and restated effective January 1, 1998(2)
     10.11.1     Amendment No. 1 to the Western Digital Corporation Executive Bonus Plan* **
     10.32.3     Fifth Amendment to the Company's Retirement Savings and Profit Sharing Plan*
                 **
     10.38       Revolving Credit and Term Loan Agreement, dated as of January 28, 1998, among
                 Western Digital Corporation, BankBoston, N.A. and other lending institutions listed therein*
     27          Financial Data Schedule

---------------

  * New exhibit filed with this Report

 ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-42991) as filed with the Securities and Exchange Commission on December 22, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.