Form 10-Q
period 1998-03-28
WESTERN DIGITAL CORP
filed 1998-05-12
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 1998.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
        ____________

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

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (949) 932-5000

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares outstanding of Common Stock, as of April 25, 1998 is 88,174,629.

                           WESTERN DIGITAL CORPORATION
                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of Operations - Three-Month Periods
                    Ended March 29, 1997 and March 28, 1998........................          3

                    Consolidated Statements of Operations - Nine-Month Periods
                    Ended March 29, 1997 and March 28, 1998........................          4

                    Consolidated Balance Sheets - June 28, 1997 and March 28, 1998.          5

                    Consolidated Statements of Cash Flows - Nine-Month Periods
                    Ended March 29, 1997 and March 28, 1998........................          6

                    Notes to Consolidated Financial Statements.....................          7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................         10

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..............................................         19

          Item 2.   Changes in Securities and Use of Proceeds......................         19

          Item 6.   Exhibits and Reports on Form 8-K...............................         20

          Signatures...............................................................         21

Exhibit Index......................................................................         22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE-MONTH PERIOD ENDED
                                                              -------------------------------
                                                                MAR. 29,             MAR. 28,
                                                                    1997                 1998
                                                              ----------           ----------
Revenues, net......................................           $1,096,212           $  831,294
Costs and expenses:
     Cost of revenues..............................              911,357              795,015
     Research and development......................               39,672               46,949
     Selling, general and administrative...........               51,121               47,551
                                                              ----------           ----------
         Total costs and expenses..................            1,002,150              889,515
                                                              ----------           ----------
Operating income (loss)............................               94,062              (58,221)
Net interest income (expense) (Note 3).............                3,109                 (536)
                                                               ---------           ----------
Income (loss) before income taxes..................               97,171              (58,757)
Provision (benefit) for income taxes...............               14,576              (13,735)
                                                              ----------           ----------
Net income (loss)..................................           $   82,595           $  (45,022)
                                                              ==========           ==========
Earnings (loss) per common share (Note 2):
         Basic.....................................           $      .95           $     (.51)
                                                              ==========           ==========
         Diluted...................................           $      .88           $     (.51)
                                                              ==========           ==========
Common shares used in computing per share amounts
 (Note 2):
         Basic.....................................               87,212               87,812
                                                              ==========           ==========
         Diluted...................................               94,036               87,812
                                                              ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  NINE-MONTH PERIOD ENDED
                                                              -------------------------------
                                                                MAR. 29,             MAR. 28,
                                                                    1997                 1998
                                                              ----------           ----------
Revenues, net......................................           $3,097,974           $2,891,022
Costs and expenses:
     Cost of revenues..............................            2,636,841            2,749,232
     Research and development......................              109,933              133,723
     Selling, general and administrative...........              149,534              141,423
                                                              ----------           ----------
         Total costs and expenses..................            2,896,308            3,024,378
                                                              ----------           ----------
Operating income (loss)............................              201,666             (133,356)
Net interest income (expense) (Note 3).............                9,749                4,067
                                                              ----------           ----------
Income (loss) before income taxes..................              211,415             (129,289)
Provision (benefit) for income taxes...............               31,713               (1,791)
                                                              ----------           ----------
Net income (loss)..................................           $  179,702           $ (127,498)
                                                              ==========           ==========
Earnings (loss) per common share (Note 2):
         Basic.....................................           $     2.05           $    (1.46)
                                                              ==========           ==========
         Diluted...................................           $     1.92           $    (1.46)
                                                              ==========           ==========
Common shares used in computing per share amounts
  (Note 2):
         Basic.....................................               87,550               87,291
                                                              ==========           ==========
         Diluted...................................               93,800               87,291
                                                              ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JUNE 28,             MAR. 28,
                                                                    1997                 1998
                                                             -----------            ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents.....................           $  208,276           $  577,804
     Accounts receivable, less allowance for doubtful
         accounts of $11,706 at June 28, 1997 and
         $14,615 at March 28, 1998.................              545,552              475,302
     Inventories  (Note 3).........................              224,474              217,205
     Prepaid expenses..............................               39,593               57,987
                                                              ----------           ----------
         Total current assets......................            1,017,895            1,328,298
Property and equipment at cost, net................              247,895              347,382
Intangible and other assets, net...................               41,332               47,712
                                                              ----------           ----------
         Total assets (Note 6).....................           $1,307,122           $1,723,392
                                                              ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................           $  417,984           $  430,003
     Accrued compensation..........................               59,227               25,099
     Accrued expenses..............................              176,494              233,730
                                                              ----------           ----------
         Total current liabilities.................              653,705              688,832
Long-term debt (Notes 6 and 8).....................                   --              513,149
Deferred income taxes..............................               33,430               34,609
Commitments and contingent liabilities (Note 7)
Shareholders' equity:
     Preferred stock, $.01 par value;
         Authorized: 5,000 shares
         Outstanding:  None                                           --                   --
     Common stock, $.01 par value;
         Authorized:  225,000 shares
         Outstanding:  101,332 shares at
         June 28, 1997 and at March 28, 1998.......                1,013                1,013
     Additional paid-in capital....................              356,654              333,843
     Retained earnings.............................              488,066              360,568
     Treasury stock-common stock at cost;
         15,436 shares at June 28, 1997 and
         13,213 shares at March 28, 1998 (Note 4)..             (225,746)            (208,622)
                                                              ----------           ----------
         Total shareholders' equity................              619,987              486,802
                                                              ----------           ----------
         Total liabilities and shareholders' equity           $1,307,122           $1,723,392
                                                              ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   NINE-MONTH PERIOD ENDED
                                                              -------------------------------
                                                                MAR. 29,             MAR. 28,
                                                                    1997                 1998
                                                              ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).................................       $  179,702           $ (127,498)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation and amortization.................           46,368               73,834
         Interest accrued on convertible debentures....               --                3,020
         Changes in current assets and liabilities:
              Accounts receivable......................         (176,153)              70,250
              Inventories..............................          (23,421)               7,269
              Prepaid expenses.........................            1,129              (18,394)
              Accounts payable, accrued compensation and
              accrued expenses.........................          176,593               35,127
         Other assets..................................              535                1,335
         Deferred income taxes.........................             (827)               1,179
                                                              ----------           ----------
            Net cash provided by operating activities..          203,926               46,122
                                                              ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments................           36,598                   --
     Capital expenditures, net.........................         (105,360)            (167,693)
     Decrease (increase) in other assets...............           (8,319)               4,825
                                                              ----------           ----------
            Net cash used for investing activities.....          (77,081)            (162,868)
                                                              ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debentures (Note 8).....               --              460,129
     Proceeds from issuance of bank debt (Note 6)......               --               50,000
     Debt issuance costs...............................               --              (18,168)
     Common stock repurchase program (Note 4)..........         (102,209)             (28,304)
     Exercise of stock options, including tax benefit..           11,176                9,933
     Proceeds from ESPP shares issued..................            9,127               12,684
                                                              ----------           ----------
            Net cash provided by (used for) financing
            activities.................................          (81,906)             486,274
                                                              ----------           ----------
     Net increase in cash and cash equivalents.........           44,939              369,528
     Cash and cash equivalents, beginning of period....          182,565              208,276
                                                              ----------           ----------
     Cash and cash equivalents, end of period..........       $  227,504           $  577,804
                                                              ==========           ==========

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for income taxes...........       $    8,561           $   14,519
Cash paid during the period for interest...............       $       --           $      996

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

2. Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. All earnings (loss) per share amounts have been restated to conform to the SFAS No. 128 requirements.

    The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                            THREE-MONTH PERIOD ENDED   NINE-MONTH PERIOD ENDED
                                            ------------------------   -----------------------
                                              MAR. 29,     MAR. 28,      MAR. 29,    MAR. 28,
                                                  1997         1998          1997        1998
                                             ---------   ----------    ----------  ----------
        Numerator:
        Numerator for basic and diluted
          earnings (loss) per share -- net
          income (loss).................     $  82,595   $  (45,022)   $  179,702  $ (127,498)
                                             =========   ==========    ==========  ==========
        Denominator:
        Denominator for basic earnings
          (loss) per share -- weighted
          average number of common
          shares outstanding during the
          period........................        87,212       87,812        87,550      87,291
        Incremental common shares
          attributable to exercise of
          outstanding options, put options
          and ESPP contributions........         6,824           --         6,250          --
                                             ---------   ----------    ----------  ----------
        Denominator for diluted earnings
          (loss) per share..............        94,036       87,812        93,800      87,291
                                             =========   ==========    ==========  ==========
        Basic earnings (loss) per share.     $     .95   $     (.51)   $     2.05  $    (1.46)
                                             =========   ==========    ==========  ==========
        Diluted earnings (loss) per share    $     .88   $     (.51)   $     1.92  $    (1.46)
                                             =========   ==========    ==========  ==========

    The computation of diluted loss per share for the three-month and nine-month periods ended March 28, 1998 excluded the effect of incremental common shares attributable to conversion of outstanding convertible subordinated debentures into common stock and to the exercise of outstanding common stock options, put options and ESPP contributions because their effect was antidilutive. Substantially all options to purchase shares of common stock were included in the computation of diluted earnings per share for the three-month and nine-month periods ended March 29, 1997. As a result of adopting FAS 128, diluted earnings (loss) per share for fiscal years
    1993 through 1997 was ($.39), $.86, $1.23, $1.01 and $2.86, respectively.

3.  Supplemental Financial Statement Data (in thousands)

                                                                JUNE 28,            MARCH 28,
                                                                    1997                 1998
                                                              ----------           ----------
        Inventories
          Finished goods...........................           $  137,762           $  134,254
          Work in process..........................               56,352               53,095
          Raw materials and component parts........               30,360               29,856
                                                              ----------           ----------
                                                              $  224,474           $  217,205
                                                              ==========           ==========

                                            THREE-MONTH PERIOD ENDED   NINE-MONTH PERIOD ENDED
                                            ------------------------   -----------------------
                                              MAR. 29,     MAR. 28,      MAR. 29,    MAR. 28,
                                                  1997         1998          1997        1998
                                             ---------   ----------    ----------  ----------
        Net Interest Income (Expense)
          Interest income...............     $   3,109   $    3,792    $    9,749  $    8,395
          Interest expense..............            --       (4,328)           --      (4,328)
                                             ---------   ----------    ----------  ----------
          Net interest income (expense).     $   3,109   $     (536)   $    9,749  $    4,067
                                             =========   ==========    ==========   =========

4. During the nine months ended March 28, 1998, approximately 1,231,000 and 992,000 shares were distributed in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for $20.3 million. In addition, during the nine months ended March 28, 1998, the Company paid $28.3 million to settle certain put option arrangements entered into in connection with its open market stock repurchase program. Under this program, the Company, since February 1995, has spent approximately $315 million in connection with the repurchase of approximately 22.2 million shares of its common stock at an average price of $14.15 per share.

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

6. On January 28, 1998, the Company replaced its then existing revolving credit facility with a secured revolving credit and term loan facility ("Senior Bank Facility"). The Senior Bank Facility provides the Company with a $200 million revolving credit line and a $50 million term loan, both of which expire in January 2001. The Senior Bank Facility is secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either Libor plus a margin determined by a total debt funded ratio or a base rate, with option periods of one to six months. The Senior Bank Facility requires the Company to maintain certain financial ratios, restricts the payment of dividends and contains a number of other restrictive covenants. As of March 28, 1998, the $50 million term loan was funded but there were no borrowings under the revolving credit line.

7. Between December 12, 1997 and February 24, 1998, eight class action suits were filed against the Company and certain of its officers and directors. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from July 25, 1996 through December 2, 1997 (collectively, the "Class Periods"). The complaints allege that the Company issued false and misleading statements during the respective Class Periods concerning the outlook for the Company's operations and earnings and that the Company issued false and misleading financial statements in fiscal years 1996 and 1997 by improperly deferring the write-down of obsolete inventory. The complaints seek compensatory damages for the purported class members in an unspecified amount. On April 6, 1998, the court ordered the cases consolidated and designated the plaintiffs in the first case filed as the lead plaintiffs and the law firm representing such plaintiffs as lead counsel. The lead counsel filed an amended consolidated complaint on April 27, 1998. On May 11, 1998, the Company filed a motion to dismiss the amended consolidated complaint. The Company's directors & officers liability insurance carrier has been notified of these claims and has acknowledged its responsibility to defend, subject to a reservation of rights. Although there has been no discovery conducted in these cases to date, the Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself. The Company does not believe that the outcome of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity. However, such litigation could result in substantial costs and a diversion of resources and management's attention.

8. On February 18, 1998, the Company received gross proceeds of $460.1 million (before the Initial Purchasers' discount) from a private offering of 5.25% zero coupon convertible subordinated debentures due in 2018. The principal amount at maturity of the debentures is $1.3 billion. The debentures are subordinated to all senior debt; are convertible into 19.4 million shares of the Company's common stock at the rate of 14.935 shares per $1,000 principal amount at maturity; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of redemption.

   THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENTIONS, PLANS, STRATEGIES, BELIEFS OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (I) THE FINANCIAL PROSPECTS OF THE COMPANY; (II) THE COMPANY'S FINANCING PLANS; (III) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR OPERATING RESULTS; (IV) THE COMPANY'S STRATEGIES FOR GROWTH, OPERATIONS, AND PRODUCT DEVELOPMENT AND COMMERCIALIZATION; AND (V) CONDITIONS OR TRENDS IN OR FACTORS AFFECTING THE HARD DRIVE INDUSTRY. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS INCLUDING WITHOUT LIMITATION, THE HIGHLY COMPETITIVE NATURE OF THE HARD DRIVE INDUSTRY, WHICH IS CHARACTERIZED BY PERIODS OF SEVERE PRICE COMPETITION AND PRICE EROSION, WHICH CAN RESULT IN SHIFTING MARKET SHARE; AND RAPID TECHNOLOGICAL CHANGES, WHICH REQUIRE THE COMPANY TO CONTINUALLY DEVELOP NEW HARD DRIVE PRODUCTS INCORPORATING NEW TECHNOLOGY ON A TIMELY AND COST-EFFECTIVE BASIS, AND WHICH CAN ALSO ADVERSELY AFFECT THE VOLUME AND PROFITABILITY OF SALES OF EXISTING PRODUCTS AND INCREASE THE RISK OF INVENTORY OBSOLESENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS AND CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

   Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

   On April 30, 1998 the Company and IBM Corporation ("IBM") entered into a letter of intent for a broad-based hard drive component supply and technology licensing agreement. The parties intend to include a wide range of options involving the design and manufacture of desktop hard drives in the definitive agreement. IBM plans to supply the Company with its giant magneto-resistive ("GMR") heads and other components for desktop hard drives. The Company initially anticipates using the IBM technology and designs to simultaneously integrate IBM's GMR heads and components into the Company's future hard drives. The Company expects to introduce desktop hard drives based on IBM products and designs in the first half of calendar year 1999. The parties are in the process of establishing the final terms of the relationship which is expected to become effective upon the execution of a definitive agreement. See "Certain Factors Affecting Western Digital Corporation and/or the Disk Drive Industry - Technology License and Component Supply Transaction with IBM."

RESULTS OF OPERATIONS

   The Company recorded $148 million of special charges in the second quarter of 1998. The special charges include estimated component cancellation charges, inventory and other asset write-downs, costs incurred during the second quarter on terminated mobile PC engineering programs, and other estimated incremental costs related to the production, sale, and accelerated wind-down of thin film products and ramp-up of products with magneto-resistive ("MR") heads. Of this amount, approximately $50 million consisted of non-cash items, approximately $33 million and $23 million utilized cash in the second and third quarters of 1998, respectively, and the majority of the balance will require cash expenditures during the fourth quarter of 1998. While some of the Company's estimates of the individual components of the special charges have changed since the second quarter of 1998, the total amount is not expected to be materially different than the original $148 million recorded in the second quarter of 1998. However, the special charges are based upon a number of estimates and assumptions and the actual costs incurred by the Company in connection with these actions may exceed the charges recorded.

   Consolidated revenues were $831.3 million in the third quarter of 1998, a decrease of 24% and 14% from the third quarter of the prior year and the immediately preceding quarter, respectively. Consolidated revenues were $2.9 billion in the first nine months of 1998, down 7% from the corresponding period of 1997. The decline in revenues in the current quarter stemmed from 12% and 10% reductions in hard drive unit shipments as compared to the corresponding quarter of the prior year and the immediately preceding quarter, respectively, and reductions in the average selling prices of hard drive products due to an intensely competitive hard drive business environment. Revenues in the first nine months of 1998 declined from the corresponding period of the prior year despite a 2% overall increase in hard drive unit shipments primarily as a result of reductions in the average selling prices of hard drive products. The decline in average selling prices stemmed from an intensely competitive hard drive business environment, particularly during the second and third quarters of 1998.

   The reduction in gross profit margin from the corresponding periods of the prior year was primarily related to unusually severe competitive pricing pressures experienced in the desktop storage market during the second and third quarters of 1998. The Company also experienced higher assembly costs associated with extending the life of thin film head technology in desktop storage products and transitioning to hard drives utilizing MR heads. The $148 million of special charges recorded in the second quarter of 1998 also contributed to the decline in gross profit margin in the first nine months of 1998 as compared to the corresponding period of 1997. Partially offsetting these amounts were incremental sales of the Company's enterprise storage products, which have higher average gross profit margins than the Company's desktop storage products. The improvement in gross profit margin from the immediately preceding quarter is primarily the result of special charges recorded in the second quarter of 1998, partially offset by abnormally large price declines during the current quarter.

   Research and development ("R&D") expense for the current quarter was $46.9 million, an increase of $7.3 million and $2.5 million over the third quarter of the prior year and the immediately preceding quarter, respectively. R&D expense for the first nine months of 1998 was $133.7 million, an increase of $23.8 million over the corresponding period of the prior year. The increases in absolute dollars spent over the corresponding periods of the prior year are primarily associated with higher expenditures to support the development of hard drives for the personal computer market. The increase in R&D expense over the immediately preceding quarter primarily relates to incremental expenditures to support the development of enterprise hard drives.

   Selling, general and administrative ("SG&A") expense for the third quarter of 1998 was $47.6 million, a decrease of $3.6 million from the corresponding quarter of 1997. SG&A expense for the first nine months of 1998 was $141.4 million, a decrease of $8.1 million from the corresponding period of the prior year. The decrease from the third quarter of 1997 and the first nine months of 1997 is primarily the result of lower expenses for the Company's pay-for-performance and profit sharing plans.

   Net interest expense for the current quarter was $.5 million, compared with net interest income of $3.1 million and $2.0 million in the third quarter of the prior year and the immediately preceding quarter, respectively. Net interest income for the first nine months of 1998 was $4.1 million, a decrease of $5.7 million from the corresponding period of the prior year. The declines in net interest income are primarily attributable to interest expense incurred on the Company's recently funded long-term debt consisting of a $50.0 million term loan, which is part of the Company's Senior Bank Facility, and accrual of original issue discount on the Company's convertible subordinated debentures due 2018. No debt was outstanding during any of the comparable periods. Partially offsetting these decreases was incremental interest income earned on the cash and cash equivalents balance in the current quarter, which was higher than historical levels due to the proceeds from the sale of the debentures and borrowings under the Senior Bank Facility.

   The Company's effective tax rate for the three and nine-month periods ended March 29, 1997 results primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates and changes in the deferred tax asset valuation allowance. The income tax benefit recorded in the three and nine-month periods ended March 28, 1998 represents the expected benefit of loss carrybacks, partially offset by provisions for income taxes recorded in certain jurisdictions that had positive earnings.

LIQUIDITY AND CAPITAL RESOURCES

   At March 28, 1998, the Company had $577.8 million in cash and cash equivalents as compared to $208.3 million at June 28, 1997. Net cash provided by operating activities was $46.1 million for the nine-month period ended March 28, 1998, compared to $203.9 million for the nine-month period ended March 29, 1997. Cash flows from depreciation and amortization, lower accounts receivable and inventory balances, and an increase in total operating liabilities were partially offset by cash used to fund higher prepaid expense balances and the net loss. Another significant use of cash during the first nine months of 1998 was capital expenditures of $167.7 million, which were incurred primarily in connection with the transition to desktop and enterprise hard drives featuring MR head technology, normal replacement of existing assets and the acquisition of land for the Company's new headquarters.

   The Company has a credit facility ("Senior Bank Facility"), pursuant to which BankBoston, N.A. and other lending institutions are providing a $200 million revolving credit line and a $50 million term loan, both of which expire in January 2001. The Senior Bank Facility is secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either LIBOR plus a margin determined by a total debt funded ratio or a base rate, with option periods of one to six months. The Senior Bank Facility requires the Company to maintain certain financial ratios, restricts the payment of dividends and contains a number of other restrictive covenants. As of the date hereof, the $50 million term loan was funded but there were no borrowings under the revolving credit line. The Senior Bank Facility is intended to meet short-term working capital requirements which may arise from time to time.

   On February 18, 1998, the Company received gross proceeds of $460.1 million (before the Initial Purchasers' discount) from a private offering of 5.25% zero coupon convertible subordinated debentures due in 2018. The principal amount at maturity of the debentures is $1.3 billion. The debentures are subordinated to all senior debt; are convertible into 19.4 million shares of the Company's common stock at the rate of 14.935 shares per $1,000 principal amount at maturity; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of redemption.

   On December 29, 1997, the Company purchased approximately 34 acres of land in Irvine, California for approximately $22 million. The Company is negotiating synthetic lease financing for construction of a new corporate headquarters on this site. The new headquarters facility is not expected to materially increase the Company's occupancy costs. However, there can be no assurance that the Company will be successful in entering into a leasing arrangement for this property on terms that will be satisfactory to the Company and other alternatives available to the Company upon expiration of its current headquarters lease could be more costly.

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

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share as currently reported.

YEAR 2000

   The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, it is not expected that the remediation will have a material adverse effect on the Company's financial position, results of operations or liquidity. See "Certain Factors Affecting Western Digital Corporation and/or the Disk Drive Industry - Year 2000 Issue."

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

   During 1996 and 1997, the Company significantly increased its market share in the desktop hard drive market, but some of the Company's market share eroded in the second and third quarter of 1998, primarily due to competitive conditions in the disk drive industry (with resulting cut backs in production) and the timing of the Company's transition from thin film to magneto-resistive ("MR") head technology. There can be no assurance that the Company will be able to recover recent market share losses or that it will not suffer further market share erosion. Seagate, Quantum, IBM, Maxtor, Fujitsu and Samsung are the major competitors in the data storage business, and Maxtor, Fujitsu and Samsung have recently gained significant market share in the desktop market. The current intensely competitive conditions in this market make it difficult to forecast near-term operating results. This competitive environment has adversely affected the Company's operating results for the first three quarters of 1998, and the Company expects these conditions to continue for at least the remainder of 1998 and first half of 1999.

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

   In general, the unit price for a given product in both the desktop and enterprise markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions result primarily from volume efficiencies, component cost reductions, manufacturing experience and design enhancements that are generally realized over the life of a product. Competitive pressures and customer expectations compel manufacturers to pass these cost reductions along as reductions in selling prices. The rate of general price decline accelerates when some competitors lower prices to absorb excess capacity, liquidate excess inventories or attempt to gain market share. Competition and continuing price erosion could adversely affect the Company's financial condition or operating results in any given quarter. Often, such adverse effects cannot be anticipated until late in the quarter.

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

   Development and Production of Drives with MR Recording Heads. The majority of the Company's hard drive products currently utilize conventional thin film or metal-in-gap ("MIG") inductive head technologies. MR heads, which enable higher capacity per hard drive than conventional thin film or MIG inductive heads, have replaced thin film and MIG inductive heads as the leading recording head technology. Several of the Company's major competitors are substantially ahead of the Company in incorporating MR head technology into some of their current products and, with higher capacity drives using MR heads, some of the Company's competitors achieved time-to-market leadership with certain MR products. In September 1997, the Company commenced volume production of its first desktop drive product incorporating MR head technology, a 2.1 GB per platter drive, and with that introduction, the Company achieved time-to-market leadership at that capacity point. Additionally, the Company commenced volume production in December 1997 of the new low-profile 9.1 GB enterprise drive incorporating MR head technology. As with most new products, the Company anticipates that the new MR-based products may have lower initial manufacturing yields and higher initial component costs than some more mature products. Based on anticipated overall unit shipments, the Company expects to have MR heads in approximately 80% of products shipped by the end of the fourth quarter of 1998. This plan depends upon achieving the anticipated overall unit shipments and the continued success in MR head technology throughout the full production process, and no assurance can be given that these goals will be achieved. Failure of the Company to successfully execute the transition to MR head technology in a timely manner, to produce these products, and/or to qualify these products with the OEM customers in sufficient volume during 1998 could cause further erosion of the Company's market share and have an adverse effect on the Company's financial condition or operating results.

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

   The hard drive industry has also experienced seasonal fluctuations in demand. The Company has historically experienced relatively flat demand in the first quarter of the fiscal year as compared to the fourth quarter, while demand in the second quarter has historically been much higher than in the first quarter. However, the Company has not experienced this historical pattern during 1998. Additionally, product shipments tend to be greatest in the third month of each quarter. The inability of the Company to accurately match its product build plans to customer demand for any particular period could adversely affect the Company's operating results for that period.

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

   The hard drive industry is experiencing changes in its OEM customer ordering models. The trend among computer manufacturers using the "build-to-order" model is to utilize a "just-in-time" ("JIT") inventory management requirements model. As a result, the Company's customers are holding smaller inventories of components such as hard drives. This JIT ordering requires the Company to maintain a certain base stock of product in a location adjacent to its customers' manufacturing facilities. JIT ordering complicates the Company's inventory management strategies and makes it more difficult to match manufacturing plans with projected customer demand. The Company's failure to manage its inventory in response to JIT demands could have an adverse effect on its operating results.

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

   Intellectual Property. The hard drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims of alleged patent infringement or notice of patents from patent holders, which typically contain an offer to grant the Company a license. On June 10, 1994, Papst Licensing ("Papst") brought suit against the Company in the United States District Court for the Central District of California alleging infringement by the Company of five hard drive motor patents owned by Papst. The patents relate to disk drive motors that the Company purchases from motor vendors. On December 1, 1994, Papst dismissed its case without prejudice, but has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. Although the Company does not believe that the outcome of this matter will have a material adverse effect on its financial condition or operating results, adverse resolution of any intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products. In addition, the costs of defending such litigation may be substantial, regardless of the outcome.

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

   Use of Estimates. The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities. Such estimates include, but are not limited to, accruals for warranty against product defects, price protection and stock rotation reserves on product sold to resellers, and reserves for excess, obsolete and slow moving inventories. The rapidly changing market conditions in the hard drive industry make it difficult to estimate such accruals and reserves, and actual results may differ significantly from the Company's estimates and assumptions, including those used in determining the special charges in the second quarter of 1998. Differences between actual results and such estimates and assumptions can result in adverse effects on the Company's financial condition or operating results.

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

   In addition, some of the large desktop PC system manufacturers have introduced lower cost, lower performance systems principally for the consumer marketplace. These systems have generally been priced below $1,000 per system and typically contain hard drives with lower capacity. The Company currently participates in this market only to a limited extent, and if this market continues to grow rapidly, the Company will need to develop appropriate lower-cost disk drive products for these systems to avoid losing market share.

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

   The Company has committed personnel and resources to resolve potential Year 2000 issues, both internally and externally (with respect to the Company's suppliers and customers). The Company has completed the process of identifying and assessing its mission-critical systems related to the Year 2000. Although the Company plans to address Year 2000 issues with respect to the Company's mission-critical internal systems in sufficient time prior to the century rollover, there can be no assurance that there will not be interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. Any failure to effectively monitor, implement or improve the Company's internal and external operational, financial, management and technical support systems could have a material adverse effect on the Company's financial condition or operating results.

Technology License and Component Supply Transaction with IBM. As described in "Recent Developments" section, the Company and IBM have entered into a letter of intent to form a broad-based technology licensing and component supply agreement in the desktop hard drive business. This letter of intent imposes no binding obligation on either party and there can be no assurance that the Company and IBM will agree upon definitive terms and conditions and execute a binding agreement.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   Between December 12, 1997 and February 24, 1998, eight class action suits were filed against the Company and certain of its officers and directors. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from July 25, 1996 through December 2, 1997 (collectively, the "Class Periods"). The complaints allege that the Company issued false and misleading statements during the respective Class Periods concerning the outlook for the Company's operations and earnings and that the Company issued false and misleading financial statements in fiscal years 1996 and 1997 by improperly deferring the write-down of obsolete inventory. The complaints seek compensatory damages for the purported class members in an unspecified amount. On April 6, 1998, the court ordered the cases consolidated and designated the plaintiffs in the first case filed as the lead plaintiffs and the law firm representing such plaintiffs as lead counsel. The lead counsel filed an amended consolidated complaint on April 27, 1998. On May 11, 1998, the Company filed a motion to dismiss the amended consolidated complaint. The Company's directors & officers liability insurance carrier has been notified of these claims and has acknowledged its responsibility to defend, subject to a reservation of rights. Although there has been no discovery conducted in these cases to date, the Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself. The Company does not believe that the outcome of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity. However, such litigation could result in substantial costs and a diversion of resources and management's attention.

   The Company was sued by Amstrad plc ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The suit also seeks punitive damages. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. Substantial discovery in the case has been conducted. The Court has set a trial date of September 14, 1998. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On February 18, 1998, the Company issued $1,297,200,000 principal amount at maturity of its Convertible Subordinated Debentures due 2018. The Debentures were sold for $344.07 per $1,000 principal amount at maturity (approximately $446.3 million in the aggregate) to Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., and Smith Barney Inc. as Initial Purchasers, and the Initial Purchasers re-sold the Debentures to qualified institutional buyers and certain accredited investors for $354.71 per $1,000 principal amount at maturity (approximately $460.1 million in the aggregate including the Initial Purchasers' discount of approximately $13.8 million). These transactions were exempt from registration under the Securities Act pursuant to Rule 144A and Regulation D thereunder.

    The Debentures are convertible into common stock of the Company at any time after 90 days following the latest date of original issuance thereof and prior to maturity at the option of the holder thereof, unless previously redeemed or otherwise purchased by the Company, at a rate (subject to adjustment in certain circumstances) of 14.935 shares per $1,000 principal amount at maturity of Debentures. The Debentures are also redeemable by the Company at its option at any time after February 18, 2003, and must be repurchased by the Company at the option of the holder on February 18, 2003, 2008 or 2013, or upon a Fundamental Change (as defined), for the issue price plus accrued original issue discount to the date of redemption or repurchase.

    The net proceeds received by the Company from the sale of the Debentures will be used for general corporate purposes, including working capital.

    The Debentures, as indebtedness of the Company, represent a claim on the Company's assets that is prior to the rights of holders of the Company's common stock. The indenture governing the Debentures requires that, subject to certain exceptions, if the Company pays any dividends on its common stock it must set aside an equivalent amount per share for delivery upon conversion of the Debentures or adjust the conversion rate of the Debentures to reflect the dividend.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

      EXHIBIT
      NUMBER                          DESCRIPTION
      ------                          -----------
        4.1     Purchase Agreement dated February 12, 1998, by and between the
                Company and the Initial Purchasers named therein. (1)

        4.2 Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A. (1)

        4.3 Registration Rights Agreement, dated as of February 18, 1998, by and between the Company and the Initial Purchasers named therein. (1)

        4.4     Form of the Company's Zero Coupon Convertible Subordinated
                Debenture due 2018. (1)

        4.5     Form of Common Stock Certificate. (1)

       10.38.1 First Amendment to Revolving Credit and Term Loan Agreement, dated as of February 13, 1998, among the Company, BankBoston, N.A. and other lending institutions named therein.*

       27       Financial Data Schedule

 *    New exhibit filed with this Report.

(1) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-___) as filed with the Securities and Exchange Commission on May 12, 1998.

      (b) REPORTS ON FORM 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WESTERN DIGITAL CORPORATION
                                            ------------------------------------
                                            Registrant




                                            /s/Duston Williams
                                            ------------------------------------
                                            Duston M. Williams
                                            Senior Vice President
                                            and Chief Financial Officer


Date:   May 12, 1998

                                 EXHIBIT INDEX



      EXHIBIT
      NUMBER                          DESCRIPTION
      ------                          -----------
        4.1 Purchase Agreement dated February 12, 1998, by and between the Company and the Initial Purchasers named therein. (1)

        4.2 Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A. (1)

        4.3 Registration Rights Agreement, dated as of February 18, 1998, by and between the Company and the Initial Purchasers named therein. (1)

        4.4 Form of the Company's Zero Coupon Convertible Subordinated Debenture due 2018. (1)

        4.5     Form of Common Stock Certificate. (1)

       10.38.1 First Amendment to Revolving Credit and Term Loan Agreement, dated as of February 13, 1998, among the Company, BankBoston, N.A. and other lending institutions named therein.*

       27       Financial Data Schedule

 *    New exhibit filed with this Report.

(1) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-___) as filed with the Securities and Exchange Commission on May 12, 1998.