Form 10-K
period 1998-06-27
WESTERN DIGITAL CORP
filed 1998-09-01
CIK 106040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 27, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-8703

                          WESTERN DIGITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 92-2647125
             (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION NO.)

                8105 IRVINE CENTER DRIVE                                            92618
                   IRVINE, CALIFORNIA                                            (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (949) 932-5000

              REGISTRANT'S WEB SITE: HTTP://WWW.WESTERNDIGITAL.COM

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                            NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS:                                      ON WHICH REGISTERED:
                  --------------------                                      ---------------------
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

     As of July 25, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1.0 billion.

     As of July 25, 1998, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 88,330,178.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          WESTERN DIGITAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 27, 1998

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1.    Business....................................................    3
Item 2.    Properties..................................................   13
Item 3.    Legal Proceedings...........................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.........   14

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   15
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   16
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   27
Item 8.    Financial Statements and Supplementary Data.................   28
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................   48

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   48
Item 11.   Executive Compensation......................................   48
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   48
Item 13.   Certain Relationships and Related Transactions..............   48

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   48

     THE INFORMATION CONTAINED IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "WILL," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OTHER STATEMENTS OF THE COMPANY'S PLANS AND OBJECTIVES MAY ALSO BE CONSIDERED TO BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     The Company's fiscal year is a 52 or 53-week year ending on the Saturday nearest June 30. The 1996, 1997 and 1998 fiscal years ended on June 29, June 28, and June 27, respectively, and consisted of 52 weeks each.

     Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters.

     The Company's principal executive offices are located at 8105 Irvine Center Drive, Irvine, California 92618; its telephone number is (949) 932-5000 and its web site is http://www.westerndigital.com. The information on the web site is not incorporated in this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Western Digital Corporation (the "Company" or "Western Digital") designs, develops, manufactures and markets a broad line of rigid magnetic disk drives ("hard drives") for use in desktop personal computers ("PCs") and, since 1997, in high-performance workstations, LAN servers and multi-user ("enterprise") systems. The Company is one of the top four independent manufacturers of hard drives. It is a leading manufacturer of hard drives for desktop PCs, and it is the Company's goal to become a leading manufacturer of hard drives for enterprise systems. The Company's products currently include 3.5-inch form factor hard drives ranging in storage capacity from 2.0 gigabytes ("GB") to 10.1 GB. The Company sells its products worldwide to original equipment manufacturers ("OEMs") for inclusion in their computer systems or subsystems, and to distributors, resellers and retailers.

  Strategic Business Development

     In June 1998, the Company and IBM Corporation ("IBM") entered into a broad-based hard drive component supply and technology licensing agreement ("IBM Agreement"). The IBM Agreement enables the Company to incorporate IBM's industry-leading technology, designs, and hard drive components into the Company's desktop PC products while giving IBM the benefit of the Company's high-volume manufacturing expertise and improved access to the high-volume PC market for its heads and drive components. Initially, the Company intends to combine IBM's research and development with its own technology and manufacturing capabilities to design and produce desktop PC hard drives that incorporate IBM's industry-leading giant magneto-resistive ("GMR") heads. The Company expects these products to reach the market within the first six months of calendar 1999. The IBM Agreement permits the Company to utilize other technologies developed by IBM and to market products incorporating IBM technologies, simultaneously with IBM's own use of these technologies. The Company expects that access to IBM's hard drive research and development will help the Company achieve its strategy of time-to-market and time-to-volume leadership in the desktop PC hard drive market. The IBM Agreement has a minimum three-year term and provides for extensions and licenses covering new products, subject to negotiation by the parties of mutually agreeable terms. The Company expects to purchase components for these hard drives from IBM and other suppliers. In order to take advantage of the IBM relationship while preserving the Company's own research and development capabilities, the Company's desktop PC product development efforts will follow two concurrent paths, one utilizing IBM technology, the other remaining independent of IBM technology. These product development efforts will enable the Company to offer market-leading products in the higher capacity and performance portions of the desktop market as well as in the lower capacity, value oriented portion of the desktop market. For further discussion of the IBM relationship, see
Products -- Desktop PC Products, Technology and Product Development, and Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive
Industry -- Technology License and Component Supply Transaction with IBM.

INDUSTRY

     The Company designs, develops, manufactures and markets hard drives for use in the desktop PC and enterprise markets. Users of computer systems in both markets are increasingly demanding additional data storage capacity with higher performance in order to (i) use more sophisticated applications software including database management, CAD/CAM/CAE, desktop publishing, video editing and enhanced graphics applications, and (ii) operate in multi-user, multitasking, and multimedia environments.

  Desktop PC Market

     The desktop component of the worldwide personal computing market represented greater than 75% of all hard drives shipped by the industry in calendar 1997. Over 90% of Western Digital's hard drive unit shipments in 1998 were sold to this market. Desktop personal computers for entry level to experienced users are used in both commercial and consumer environments.

     The worldwide market for desktop hard drives experienced strong growth from calendar 1993 through calendar 1997, with average unit growth of approximately 27% per year and average revenue growth of approximately 23% per year. Industry sources expect continued double digit unit growth through calendar 2000, although at lower than recent historical levels, but only single digit revenue growth through calendar 2000. Current growth estimates are lower than last year's estimates, reflecting the impact of recent industry oversupply and competition. See Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Potential Impact of Changing Market Demands.

                 WORLDWIDE HARD DRIVE SHIPMENTS -- DESKTOP PCS

                           1993     1994     1995     1996      1997     1998E    1999E     2000E
                           -----    -----    -----    -----    ------    -----    ------    ------
Units (MM)...............   38.8     52.8     68.8     81.2     100.5      111     127.1     146.4
% Growth.................    N/A       36%      30%      18%       24%      10%       15%       15%
Revenues ($Bn)...........  $ 7.5    $ 9.8    $12.4    $14.4    $ 16.9    $17.5    $ 18.6    $ 20.4
% Growth.................    N/A       31%      27%      16%       18%       3%        6%       10%

---------------
Source: International Data Corporation, August 1998.

     Desktop PCs are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are primarily word processing, spreadsheet, desktop publishing, database management, multimedia and other related applications. Desktop PCs typically utilize the Enhanced Integrated Drive Electronics ("EIDE") interface for their hard drives. The Company believes the minimum storage requirements in the past year for entry-level PCs were generally 1.6 GB to 3.2 GB of formatted capacity. The entry level capacities continue to increase. In addition, users of PCs, especially entry-level PCs, have become increasingly price sensitive. Many PC system manufacturers have recently introduced lower-cost, lower-performance systems principally for the consumer marketplace. These systems have generally been priced below $1,000 and typically contain hard drives with lower capacity and performance. The Company currently participates in this market only to a limited extent.

     The market continues to demand increased capacity per unit as users' system needs increase and technological and manufacturing advances continue to make higher capacity drives more affordable. Industry sources believe that the trend of increased storage capacity per unit shipped will continue for the foreseeable future. As such, the Company believes that time-to-market, time-to-volume and time-to-quality leadership with higher capacity drives at attractive price levels is critical to its future success in serving this market.

  Enterprise Market

     Enterprise systems include high performance microcomputers, technical workstations, servers and minicomputers. Applications operated by these systems are characterized by compute-intensive and data-intensive solutions, such as CAD/CAM/CAE, network management, larger database management systems, scientific applications and small to medium-sized business applications such as materials requirement planning, payroll, general ledger systems and related management reports. Data integrity and rapid access to data are paramount in this environment. Enterprise systems typically require hard drive storage capacities of 4.0 GB and greater per drive, average seek times of less than 8 msec and rotation speeds of 7,200 rpm to 10,000 rpm. Due to the leading edge characteristics required by end-users of enterprise systems, manufacturers of such systems emphasize performance as well as price as the key selling points. Enterprise systems primarily use the Small Computer System Interface ("SCSI"), although recently the Fibre Channel Arbitrated Loop ("FC-AL") interface is being pioneered by some storage subsystem providers.

     The worldwide market for enterprise hard drives experienced strong growth from calendar 1993 through calendar 1997, with average unit growth of approximately 27% per year and average revenue growth of approximately 11% per year. Unit growth declined in calendar 1997 as compared to prior years and revenues decreased from 1996. Industry sources expect slower unit and revenue growth through calendar 2000, with unit growth outpacing revenue growth. Current growth estimates are lower than last year's estimates. See Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Potential Impact of Changing Market Demands.

                  WORLDWIDE HARD DRIVE SHIPMENTS -- ENTERPRISE

                                1993    1994    1995    1996     1997     1998E    1999E    2000E
                                ----    ----    ----    -----    -----    -----    -----    -----
Units (MM)....................   5.3     7.2     9.2     11.4     13.6    15.0     17.2      20.1
% Growth......................   N/A      36%     28%      24%      19%     10%      15%       16%
Revenues ($Bn)................  $4.8    $5.4    $6.6    $ 7.3    $ 7.2    $7.5     $8.2     $ 9.1
% Growth......................   N/A      13%     22%      11%      -1%      5%       8%       11%

---------------
Source: International Data Corporation, August 1998.

PRODUCTS

     The Company's WD Caviar brand products are designed to serve the desktop PC portion of the hard drive market and its WD Enterprise brand products are designed to serve the enterprise portion.

  Desktop PC Products

     The WD Caviar family currently consists of 1.0" high, 3.5-inch form factor products with capacities ranging from 2.0 GB to 10.1 GB. In July 1998, the Company announced Data Lifeguard, an exclusive data reliability feature which will be introduced in all versions of the 3.4 GB per platter hard drive platform. Data Lifeguard, which the Company plans to implement in all future desktop hard drives, protects end-user data by automatically detecting, isolating, and repairing possible problem areas on the hard drive before data loss can occur. The WD Caviar products utilize the EIDE interface, providing high performance while retaining ease of use and overall low cost of connection.

     The WD Caviar product line generally leverages a common architecture or "platform" for various products with different capacities to serve the differing needs of the desktop PC market. This platform strategy results in commonality of components across different products, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. This platform strategy also enables OEM customers to leverage their qualification efforts onto successive product models.

     With the advent of the IBM relationship, the Company expects to maintain two separate product development paths for the desktop market. One path will integrate IBM technology, designs, and components to create products focused on the higher end of the desktop market where capacity per system and performance are most important. The other path will continue to utilize the Company's own product platforms and technology to design desktop products independently of IBM technology. These products will be focused on those portions of the market that are most price sensitive, including the sub-$1,000 PC market. For the majority of the desktop market, which product to produce and sell will be primarily determined by the overall cost and performance attributes of the hard drive at the particular capacity point as well as customer product transitions and qualifications.

  Enterprise Products

     The Company began shipping WD Enterprise products in fiscal 1997. The Company's current enterprise products offer storage capacities ranging from 2.1 GB to 9.1 GB, are 1.0" high, use the 3.5-inch form factor, feature seek times of less than 8 msec, and are targeted at workstations, servers, multi-user systems and storage subsystems. WD Enterprise products utilize the SCSI interface, (both single-ended and low voltage differential) combined with a 7200 rpm spin rate to provide the high performance required to meet the storage needs of enterprise systems.

     In order to continue to grow its enterprise business, the Company must expand its product offerings to include the full range of enterprise products demanded by OEM customers. See "Technology and Product Development." The IBM Agreement is not applicable to the Company's enterprise business, so enterprise product development must be achieved through the Company's own technological developments.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     Hard drives are used to record, store and retrieve digital data. Their performance attributes are currently better than removable or floppy disks, optical disk drives and tape, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

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

     One read/write head is generally associated with each side of each disk and flies just above its surface. The heads are attached to arms that are linked together to form the head stack assembly. Guided by instructions from the internal controller, the head stack assembly is pivoted and swung across the disk by a head actuator or motor until it reaches the selected track of a disk, where the data is recorded or retrieved. The hard drive communicates with the computer through its internal controller, which controls the drive and interfaces with the host computer. Currently, the primary interface for desktop PCs is EIDE, and for enterprise systems, SCSI. As performance improves, the hard drive will need to deliver information faster than these current interfaces can handle. Accordingly, enterprise systems have begun to incorporate the FC-AL serial interface where very high data transfer rates are important, and the desktop PC industry plans to transition to high speed serial interfaces such as 1394 to handle the higher data transfer rates. The Company is working to develop products that will support the FC-AL and 1394 interfaces.

     Storage capacity of the hard drive is determined by the number of disks and each disk's areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk. Areal density is generally measured in megabits per square inch of disk surface. The higher the areal density, the more information can be stored on a single platter. As the areal density increases, fewer disks and/or heads are required to achieve a given drive capacity. For example, a 5 GB drive with areal density of 2.1 GB per disk will require three disks and five heads. With an areal density of 2.5 GB per disk, the same capacity can be achieved with two disks and four heads, with resulting component cost savings. The Company employs a range of advanced technologies to achieve high densities, including PRML (Partial Response Maximum Likelihood) read/write channels, advanced servo systems, and laser textured media.

     Head technology is one of the variables affecting areal density. The desktop hard drive industry is completing a transition to MR head technology, which allows significantly higher storage capacities than thin film head technologies. Certain of the Company's competitors in the desktop hard drive market moved more quickly than the Company into MR head technology, achieving time-to-market leadership at higher capacity points. The Company pursued a strategy of a more deliberate transition to this new technology in order to take advantage of the hard drive industry's MR technology learning curve. In the interim, the Company continued to refine and rely upon thin film head technology for its products. The Company began volume shipments of its first MR-based hard drive products for the desktop market in the first quarter of 1998, and substantially completed its transition of desktop hard drives to MR head technology by the end of 1998. The Company continues to manufacture drives with thin film inductive heads for the lower capacity points of the enterprise market.

     Constant innovations in research and development are essential to the Company's ability to compete. In particular, the Company must continue to develop hard drive products that deliver ever-increasing storage capacities. Areal density improvement is essential to this effort because increased areal density per platter helps manufacturers reduce component costs and maintain average margins. The IBM Agreement is expected to help enable the Company to provide market-leading products in the higher end of the desktop PC market, but the Company must continue its own independent research and product development efforts to compete in the enterprise and low-cost desktop PC markets.

     The Company must expand its product offerings in the enterprise market to include half high (1.6" high), FC-AL interface, and 10,000 rpm drive products. The Company's current line of enterprise products consists of SCSI low profile 1" high drives with capacity points up to 9.1 GBs. While these products address approximately 70-80% of the enterprise market, that percentage is likely to decrease as demand for FC-AL interface and 10,000 rpm drive products grows. Technology available to the Company under the IBM

Agreement is limited to the desktop PC market and may not be used by the Company in its enterprise products, so the Company's own research and development is crucial to its success in the enterprise market. The Company is currently in the product design and development phase of these additional enterprise products, and expects to bring them to market during the next 18 months. If the Company is unable to build its enterprise infrastructure quickly enough to support this development schedule or encounters development delays or quality issues, it may miss the time-to-market windows on these new enterprise products.

SALES AND DISTRIBUTION

     The Company sells its products globally to OEMs, OEM subcontractors ("ODMs"), distributors, value-added resellers, dealers, system integrators and retailers. Sales to OEMs accounted for 68%, 72% and 69% of consolidated revenues in fiscal years 1996, 1997 and 1998, respectively. Western Digital hard drives are either incorporated into computer systems for resale or installed into end user systems as upgrades.

     The business models of computer manufacturers, which account for the majority of the Company's sales, are in the process of changing, and these changes have impacted and will continue to impact Western Digital's sales, inventory and distribution patterns. The forecast-driven, long-production-run logistics model, which most of the computer industry has used, exposes OEMs and others in the distribution chain to the risk of carrying excess or obsolete component inventories. The historical model limits the OEMs' flexibility to react to rapid technology changes and component pricing fluctuations. The Company is beginning to experience a new customer supply chain logistics model that combines "build-to-order" (OEM does not build until there is an order backlog) and "channel assembly" (OEM or component suppliers provide kits and/or parts to dealers or other assemblers who assemble the computers). The Company is adapting its logistics model to effectively align with this industry shift. Western Digital already operates within these models with two of its major OEM customers. These changes will require greater skill in managing finished goods inventory and may require more flexibility in manufacturing, both of which in turn will require even closer relationships between the Company and its OEM customers. For an additional discussion of the changes in customer models, refer to Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Customer Concentration and Changing Customer Models.

     The Company maintains sales offices throughout North America, Eastern and Western Europe, the Middle East, Japan and Southeast Asia. Field application engineering is provided to strategic OEM accounts, and end-user technical support services are provided within the United States and Europe. The Company's end-user technical support is supplied by both employees and qualified third-party support organizations through toll-free telephone support during business hours in the United States, prepaid telephone cards in Europe and via the Company's web site.

     The Company's major OEM customers include Apple Computer, Compaq Computer, Dell Computer, Fujitsu, Gateway 2000, Hewlett-Packard, IBM, Intel, Micron Electronics and NEC. During 1996 and 1997, sales to Gateway 2000 and IBM accounted for 11% and 13% of revenues, respectively. During 1998, sales to Compaq accounted for 14% of revenues. The Company believes that its success depends on its ability to maintain and improve its strong OEM customer relationships. OEMs use the quality, storage capacity and performance characteristics of hard drives to select their hard drive providers. High volume PC OEMs typically seek to qualify three or four providers for a given hard drive product generation; enterprise OEMs typically seek to qualify two or three. To qualify consistently with OEMs, a hard drive provider must consistently execute on its product development and manufacturing processes in order to be among the first-to-market and first-to-volume production with each product generation (typically defined by form factor, areal density, capacity, interface and spindle speed). Once an OEM has chosen its qualified hard drive vendors for a given product, it generally will purchase hard drives from those vendors for the life of that product. If a qualification opportunity is missed, the Company may lose significant market share with that OEM until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume OEMs, most of which continue to consolidate their share of the PC and enterprise markets. Sales to any particular OEM may increase or decrease from year to year, and historical sales levels are not necessarily indicative of future results. For an additional discussion of customer concentration, see Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Customer Concentration and Changing Customer Models.

     The Company also sells its products through its sales force to selected resellers, which include major distributors, value-added resellers and mass merchandisers. The Company's major distributor customers include Decision Support Systems, Frank and Walter, Ingram Micro, Loeffelhardt, Marshall Industries, Supercom, Synnex, and Tech Data. Major mass merchandiser customers include Best Buy, Circuit City, Comp USA, Computer City, Office Depot, and Sam's Club. In accordance with standard industry practice, the Company's agreements with its resellers provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. These agreements may be terminated upon written notice by either party. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers' inventory.

     The Company's international sales, which include sales to foreign subsidiaries of U.S. companies, represented 51%, 47% and 43% of revenues for fiscal years 1996, 1997 and 1998, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Foreign Sales and Manufacturing Risks.

     For information concerning revenue recognition, sales by geographic region and significant customer information, see Notes 1 and 7, respectively, of Notes to Consolidated Financial Statements.

     The Company's marketing and advertising functions are performed both internally and through outside firms. Advertising, direct marketing, worldwide packaging and marketing materials are targeted to various end-user segments. Western Digital utilizes both consumer media and trade publications. The Company has programs under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures. Western Digital has also invested in direct marketing and customer satisfaction programs. The Company maintains ongoing contact with end users through primary and secondary market research, focus groups, product registrations and technical support databases.

COMPETITION

     The hard drive industry is intensely competitive. Hard drives manufactured by different competitors are highly substitutable due to the industry mandate of technical form, fit and function standards. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality and ease of doing business. The relative importance of these factors varies among different customer and market segments. The Company believes that it is generally competitive in all of these factors. The Company believes that in the hard drive business it cannot differentiate its products solely on attributes such as storage capacity; therefore, the Company also differentiates itself by designing and incorporating into its hard drives desirable product performance attributes and by emphasizing rapid response with its OEM and distribution customers and brand equity with its end users. These product performance attributes include seek time, data transfer rates, failure prediction, remote diagnostics and data recovery. Rapid response requires accelerated design cycles, customer delivery and production flexibility, which contribute to customer satisfaction. Brand equity is a relatively new concept for the hard drive industry. However, as data storage has become strategically critical for computer end users, the Company believes that trust in a manufacturer's reputation has become an important factor in the selection of a hard drive, particularly within such a rapidly changing technology environment.

     During 1996 and 1997, the Company significantly increased its market share in the desktop hard drive market. The Company's market share eroded in 1998, primarily due to competitive conditions in the disk drive industry (with resulting cut backs in production), the timing of the Company's transition from thin film to MR head technology and certain manufacturing and performance issues encountered as the Company pushed thin film head technology to its limits. There can be no assurance that the Company will be able to recover recent market share losses or avoid further erosion of market share. Seagate, Quantum, IBM, Maxtor, Fujitsu and Samsung are the Company's major competitors in the data storage business, and Maxtor, Fujitsu and Samsung have recently gained significant market share in the desktop market.

     The desktop market is characterized by more competitors and shorter product life cycles than the enterprise market; therefore, it has traditionally been subject to periods of severe price competition, and factors such as time-to-market can have a more pronounced effect on the success of any particular product.

     The enterprise portion of the hard drive market is more concentrated than the desktop portion, with the largest competitor, Seagate, having market share in excess of 50% until the recent entrance of Quantum and the Company as competitors. The other major competitors in this market are IBM and Fujitsu. With the addition of Quantum and the Company as competitors, price competition in the enterprise market has increased, and the Company expects that it will continue to increase. Introduction of the WD Enterprise drives into the enterprise market has been successful to date because of high product quality, competitive product performance and the Company's ability to leverage its customer and supplier relations from the desktop market; however, the Company's continued success in the enterprise storage market is heavily dependent on the successful development, timely introduction and market acceptance of new products.

     For an additional discussion of competition, see Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Highly Competitive Industry.

SERVICE AND WARRANTY

     Western Digital warrants its newly manufactured desktop products against defects in materials and workmanship for a period of three years from the date of sale. The Company's enterprise storage products have similar warranties for a period of five years from the date of sale. The Company's warranty obligation is generally limited to repair or replacement. The Company refurbishes or repairs its products at in-house service facilities located in Singapore and at a third-party return facility located in Germany. As a response to the large increase in theft of high technology products and in an effort to deter the sale of Western Digital products on the "black market," the Company does not warrant product which is stolen.

MANUFACTURING

     To be competitive, Western Digital must manufacture significant volumes of high quality hard drives at low unit cost. One of the essential requirements for the Company to benefit from the IBM Agreement will be its ability to utilize its own high-volume manufacturing technologies for products based upon IBM technologies, which historically have not been developed for high volume production. The Company strives to maintain manufacturing flexibility, rapidly achieve high manufacturing yields and acquire high-quality components in required volumes at competitive prices. The critical elements of Western Digital's hard drive production are high volume, low cost assembly, and testing and establishment and maintenance of key vendor relationships in order to create "virtual vertical integration." By establishing partner relationships with many of its key strategic component suppliers, the Company believes it is able to access "best-of-class" manufacturing quality without the substantial capital investment associated with actual vertical integration. In addition, the Company believes that its virtual vertical integration model enables it to have the business flexibility needed to select the highest quality low cost suppliers as product designs and technologies evolve.

     Hard drive manufacturing is a complex process involving the assembly of precision components with narrow tolerances and extensive testing to ensure reliability. The assembly process occurs in a "clean room" environment which demands skill in process engineering and efficient utilization of the "clean room" layout in order to reduce the high operating costs of this manufacturing environment. In 1998 the Company experienced decreases in manufacturing yields as a result of tighter manufacturing tolerances associated with extending the use of thin film heads in higher capacity drives as thin film technology reached its technical limits. With the completed transition to MR head technology for desktop PC hard drives, the Company has recently increased its factory yields on desktop PC hard drives to its historically high levels.

     The Company produces hard drives in its three plants, two in Singapore and one in Malaysia. These plants have responsibility for all hard drives in volume production, including manufacturing, purchasing, inventory management, assembly, testing, quality assurance and shipping of finished units. The Company purchases most of the standard mechanical components and micro controllers for its hard drives from external suppliers, although the Company has a media manufacturing facility in Northern California which supplies a significant portion of its media requirements. The Company's media manufacturing facility runs substrates, acquired from third party vendors, through various manufacturing processes of layering, coating and lubricating in order to achieve the proper degree of final surface smoothness. After conducting final quality assurance tests, the media plant delivers finished media to the Company's overseas manufacturing facilities.

     The Company continually evaluates its manufacturing processes in an effort to increase productivity and decrease manufacturing costs. In order to address inventory oversupply, the Company has implemented production cutbacks in its manufacturing facilities and is now carrying excess manufacturing capacity that must be addressed through production increases or plant closure. The Company believes that more automated manufacturing processes may be required in the future in order to be competitive in the hard drive industry and evaluates which steps in the manufacturing process would benefit from automation and how automated manufacturing processes support the Company's business plans.

     For an additional discussion of manufacturing, see Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Foreign Sales and Manufacturing Risks.

RESEARCH AND DEVELOPMENT

     The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses totaled $150.1, $150.2 and $203.7 million in 1996, 1997 and 1998, respectively. Research and development expenditures included $24.5 million for microcomputer products in 1996 and approximately $22.0 million, primarily related to the initiation of the IBM relationship, in 1998. The microcomputer businesses were sold in 1996. Recurring research and development expenditures for hard drive products increased by approximately $24.6 million from 1996 to 1997 and by $31.5 million from 1997 to 1998.

     For a discussion of product development, see Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Rapid Technological Change and Product Development.

MATERIALS AND SUPPLIES

     The principal components currently used in the manufacture of the Company's hard drives are magnetic heads and related head stack assemblies, media, controllers, spindle motors and mechanical parts used in the head-disk assembly. In addition to its own proprietary semiconductor devices, the Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers and a wide variety of other parts, including connectors, cables, and switches.

     Unlike some of its competitors, except for a portion of its media requirements, the Company acquires all of the components for its products from third-party suppliers. In general, the Company tries to have at least two or three suppliers for each of its component requirements. For example, the Company currently buys MR heads from IBM, Read-Rite and SAE. IBM will supply all of the heads for the Company's desktop PC hard drives incorporating IBM technology under the IBM Agreement. Media requirements not fulfilled internally are purchased through several outside vendors including Komag, Trace Storage, HMT Technology and Showa Denko. The Company purchases proprietary finished integrated circuits, which are designed by the Company, from SGS-Thomson and other externally designed integrated circuits from other sources.

     For an additional discussion of component supplies, see Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Dependence on Suppliers of Components.

BACKLOG

     At August 7, 1998, the Company's backlog, consisting of orders scheduled for delivery within the next twelve months, was approximately $270 million, compared with a backlog at August 15, 1997 of approxi-mately $620 million. Historically, a substantial portion of the Company's orders has been for shipments within 30 to 60 days of the placement of the order. The Company generally negotiates pricing, order lead times, product support requirements and other terms and conditions prior to receiving an OEM's first purchase order for a product. OEM purchase orders typically may be canceled with relatively short notice to the Company, subject to payment of certain costs, or modified by customers to provide for delivery at a later date. Also, certain of the Company's sales to OEMs are made under "just-in-time" delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company's revenue and profit and may not be comparable to earlier periods.

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

     The Company relies on certain technology that is licensed from other parties in order to manufacture and sell its products. The Company has cross-licensing agreements with several competitors, customers, and suppliers, and the Company believes that it has adequate licenses and other agreements in place in addition to its own intellectual property portfolio to compete successfully in the hard drive industry.

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

     For additional discussion of intellectual property, see Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive
Industry -- Intellectual Property.

ENVIRONMENTAL REGULATION

     The Company is subject to a variety of regulations in connection with its operations. It believes that it has obtained or is in the process of obtaining all necessary permits for its domestic operations.

EMPLOYEES

     As of July 25, 1998, the Company employed a total of 13,045 full-time employees worldwide. This represents a reduction in headcount of approximately 20% since November 1997, as the Company responded to the industry downturn and its decrease in sales. The Company employed 2,757 employees in the United States, of whom 1,267, 531 and 959 were engaged in engineering, sales and administration, and manufacturing, respectively. The Company employed 4,816 employees at its hard drive manufacturing facilities in Malaysia, 5,314 at its hard drive manufacturing facilities in Singapore, and 158 at its international sales offices.

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

ITEM 2. PROPERTIES

     The Company's headquarters, located on leased property in Irvine, California (expires in June, 2000), house management, research and development, administrative and sales personnel. The Company also leases facilities in San Jose, California, and Rochester, Minnesota for research and development activities. The Company operates two hard drive manufacturing facilities in Singapore. One Singapore facility is leased and is used to produce desktop hard drives. The other Singapore facility is owned and is used to produce enterprise hard drives. Western Digital also owns a hard drive manufacturing facility in Kuala Lumpur, Malaysia which provides the Company with additional capacity to produce desktop hard drives. The Company's media processing facilities are located on leased property in Santa Clara, California. The leases referenced above expire at various times beginning in 1998 through 2015. The Company owns approximately 34 acres of land in Irvine, California on which it intends to construct a new corporate headquarters within the next two years.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. The case is scheduled for trial in September 1998. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

     On June 10, 1994, Papst Licensing ("Papst") brought suit against the Company in the United States District Court for the Central District of California alleging infringement by Western Digital of five hard drive motor patents owned by Papst. The patents relate to disk drive motors that the Company purchases from motor vendors. On December 1, 1994, Papst dismissed its case without prejudice but has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the outcome of this matter will have an adverse effect on its financial condition or operating results.

     Between December 12, 1997 and February 24, 1998, eight class action suits were filed against the Company and certain of its officers and directors. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from July 25, 1996, through December 2, 1997 (collectively, the "Class Periods"). The complaints allege that the Company issued false and misleading statements during the respective Class Periods concerning the outlook for the Company's operations and earnings and that the Company issued false and misleading financial statements in fiscal years 1996 and 1997 by improperly deferring the write-down of obsolete inventory. The complaints seek compensatory damages for the purported class members in an unspecified amount. The Court ordered the cases consolidated and designated the plaintiffs in the first case filed as the lead plaintiffs and the law firm representing such plaintiffs as lead counsel. The Company filed a motion to dismiss the amended consolidated complaint which was granted by the Court with prejudice.

     The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have an adverse effect on its financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all the executive officers of the Company as of August 20, 1998 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

                  NAME                     AGE                       POSITION
                  ----                     ---                       --------
Charles A. Haggerty......................  56    Chairman of the Board, President and Chief
                                                 Executive Officer
Matthew E. Massengill....................  37    Executive Vice President and General Manager,
                                                 Personal Storage Division
Marc H. Nussbaum.........................  42    Senior Vice President, Advanced Development &
                                                 Chief Technical Officer
David W. Schafer.........................  45    Senior Vice President, Worldwide Sales
Russell R. Stern.........................  42    Senior Vice President, Engineering, Personal
                                                 Storage Division
Duston M. Williams.......................  40    Senior Vice President and Chief Financial Officer
Michael A. Cornelius.....................  56    Vice President, Law and Administration, and
                                                 Secretary
Steven M. Slavin.........................  47    Vice President, Taxes and Treasurer
Jack Van Berkel..........................  38    Vice President, Human Resources

     Messrs. Haggerty, Massengill, Nussbaum, Schafer, Slavin and Williams have been employed by the Company for more than five years and have served in various executive capacities with the Company before being appointed to their present positions.

     Mr. Cornelius joined the Company in his current position in January 1995. Prior to joining the Company, he held the position of Vice President of Corporate Affairs for Nissan North America for two years.

     Mr. Stern joined the Company in November 1994 as Vice President, New Product Introductions. He also served as Vice President, Asian Operations for the Personal Storage Division. He was promoted to his current position in July 1998. Immediately prior to joining the Company, he served as Vice President, Asian Operations for MiniStor Peripherals Corporation.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Western Digital's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "WDC." The approximate number of holders of record of common stock of the Company as of July 25, 1998 was 3,758.

     The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. The Company's line of credit agreement prohibits the payment of cash dividends.

     The high and low sales prices (retroactively adjusted for the two-for-one stock split effected as a stock dividend in June 1997) of the Company's common stock, as reported by the NYSE, for each quarter of 1997 and 1998 are as follows:

                                                       FIRST     SECOND     THIRD    FOURTH
                                                       -----     ------     -----    ------
1997
  High..............................................  $20 5/8   $31 11/16  $38 5/8   $37 1/8
  Low...............................................    9 15/16  19 3/16    26 1/4    26 5/16
1998
  High..............................................  $54 3/4   $49 9/16   $20 7/16  $22 1/16
  Low...............................................   30 5/8    14 1/2     14 3/4    10 1/4

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

                                                       YEARS ENDED
                                 --------------------------------------------------------
                                 JUNE 30,    JULY 1,     JUNE 29,    JUNE 28,    JUNE 27,
                                   1994        1995        1996        1997        1998
                                 --------    --------    --------    --------    --------
                                    (IN MILLIONS, EXCEPT PER SHARE AND EMPLOYEE DATA)
Revenues, net..................  $1,539.7    $2,130.9    $2,865.2    $4,177.9    $3,541.5
Gross profit...................     317.9       394.1       382.1       650.3       100.1
Operating income (loss)........      91.9       133.0        77.5       301.6      (295.8)
Net income (loss)..............  $   73.1    $  123.3    $   96.9    $  267.6    $ (290.2)
Earnings (loss) per share:
  Basic........................  $    .93    $   1.34    $   1.05    $   3.07    $  (3.32)
  Diluted......................  $    .86    $   1.23    $   1.01    $   2.86    $  (3.32)
Working capital................  $  261.7    $  360.5    $  280.2    $  364.2    $  463.5
Total assets...................  $  640.5    $  858.8    $  984.1    $1,307.1    $1,442.7
Total long-term debt...........  $   58.6    $     --    $     --    $     --    $  519.2
Shareholders' equity...........  $  288.2    $  473.4    $  453.9    $  620.0    $  317.8
Number of employees............     6,593       7,647       9,628      13,384      13,286

No cash dividends were paid for the years presented.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Western Digital is a leading supplier of hard drives for desktop and enterprise computers. The hard drive industry is intensely competitive and has experienced a great deal of growth, entry and exit of firms, and technological change over the past several years. This industry is characterized as a high-tech commodity business with short product life cycles, dependence upon highly skilled engineering and other personnel, significant expenditures for product development and recurring periods of under and over supply.

     The Company's operating results during 1998 deteriorated primarily as a result of increased competition, particularly in the desktop storage market, and operating issues resulting from an accelerated transition from thin film recording head technology to MR head technology. Although the business environment was challenging in 1998, the Company continued to invest significantly in its desktop and enterprise hard drive businesses.

     In June 1998, the Company entered into a broad-based hard drive component supply and technology licensing agreement with IBM ("IBM Agreement") for its desktop PC products. As a result of the IBM Agreement, the Company expects to begin shipping desktop hard drives featuring GMR heads in the first six months of calendar 1999. The Company anticipates that these hard drives will augment Western Digital's product offerings thereby improving its competitiveness in terms of time-to-market, time-to-capacity and cost.

     The Company has invested heavily in its enterprise storage business over the past few years and has built its share of this market to approximately 8% as of the end of 1998. The Company is planning a significant increase in its research and development spending during 1999 to transform Western Digital into a full-line supplier of enterprise hard drives by the middle of 2000. The Company expects that having a full product line will help attract new OEM customers, thereby increasing sales and operating profit.

RESULTS OF OPERATIONS

  Comparison of 1996, 1997 and 1998

     In 1996, the Company reported net income of $96.9 million compared with net income of $267.6 million for 1997 and a net loss of $290.2 million for 1998. The increase in operating income from 1996 to 1997 resulted from a 46% increase in revenues, a two percentage point increase in gross margin, and a two percentage point decline in operating expenses as a percentage of revenues. The deterioration in operating performance from 1997 to 1998 occurred because of a 15% decrease in revenues, a 13 percentage point decline in gross profit margin and a three percentage point increase in operating expenses as a percentage of revenues. Net income for 1996 included a one-time, pre-tax gain of $17.3 million on the sale of the Company's multimedia products business. The net loss in 1998 included special charges of $148 million recorded in the second quarter, primarily to cost of sales, and $22 million of costs recorded in the fourth quarter to research and development ("R&D") principally related to the start-up of the IBM Agreement. The $148 million of special charges include estimated component cancellation charges, inventory and other asset write-downs, costs incurred on terminated mobile PC engineering programs, and other estimated incremental costs related to the production, sale, and accelerated wind-down of thin film products and ramp-up of products with MR heads.

     Sales of hard drive products were $2.8, $4.2 and $3.5 billion in 1996, 1997 and 1998, respectively. Beginning in 1997, 100% of the Company's revenues were generated from the sale of hard drive products. Unit shipments increased 51% from 1996 to 1997, but declining average selling prices ("ASP") reduced the 1996 to 1997 hard drive revenue growth rate to 49%. The higher unit volume in 1997 primarily resulted from increased business with OEMs and, to a lesser extent, incremental unit shipments to resellers. Also in 1997, the Company began shipping products from its enterprise storage product line. During 1998, unit shipments decreased 6% which, combined with reductions in the ASPs of hard drive products due to an intensely competitive hard drive business environment, resulted in a 15% decline in hard drive revenues from 1997.

     Gross profit margins were as follows:

                                                         1996    1997    1998
                                                         ----    ----    ----
Hard drive products....................................  12.8%   15.6%   2.8%
Microcomputer products.................................  36.8%     --%    --%
Overall................................................  13.3%   15.6%   2.8%

     The increase in gross profit margin for hard drive products in 1997 was primarily the result of a change in sales mix to a greater percentage of higher capacity desktop storage products combined with initial shipments of enterprise storage products. The Company began shipping products from its enterprise storage product line in 1997. These products have a higher average gross margin percentage than the Company's desktop storage products. Also contributing to the improvement in gross profit margin for hard drive products were year-over-year reductions in the average cost of the Company's desktop storage products.

     The reduction in gross profit margin in 1998 was primarily related to unusually severe competitive pricing pressures experienced in the desktop storage market during the last three quarters of 1998. The Company also experienced higher assembly costs associated with extending the life of thin film head technology in desktop storage products and the accelerated transition to hard drives utilizing MR heads. The $148 million of special charges recorded in the second quarter of 1998 also contributed to the decline in gross profit margin. Partially offsetting these amounts were incremental sales of the Company's higher margin enterprise storage products.

     R&D expense was $150.1 million, or 5.2% of revenues, $150.2 million, or 3.6% of revenues, and $203.7 million, or 5.8% of revenues in 1996, 1997 and 1998, respectively. R&D expense remained consistent from 1996 to 1997 as higher expenditures incurred to develop desktop, enterprise and mobile hard drive products were offset by the elimination of expenditures related to the MCP businesses which were sold in 1996. R&D expenses declined as a percentage of revenues primarily as a result of the higher revenue base in 1997 as compared to 1996. The increase in absolute dollars spent from 1997 to 1998 was primarily associated with higher expenditures to support the development of hard drives for the desktop and enterprise storage markets and certain costs recorded in the fourth quarter related principally to the start-up of the IBM Agreement.

     Selling, general and administrative expenses ("SG&A") were $154.5 million, or 5.4% of revenues, $198.5 million, or 4.8% of revenues and $192.1 million, or 5.4% of revenues, in 1996, 1997 and 1998, respectively. The increase in the absolute dollars of SG&A expenses from 1996 to 1997 was primarily due to incremental selling, marketing and other related expenses in support of the higher revenue levels and higher expenditures for the Company's pay-for-performance and profit sharing plans. The decline in SG&A expenses as a percentage of revenues in 1997 was primarily due to the higher revenue base in 1997. The decrease in SG&A expense from 1997 to 1998 was primarily the result of lower expenses for the Company's pay-for-performance and profit sharing plans, partially offset by higher expenses associated with implementing the Company's new computer information systems.

     Net interest income was $13.1, $13.2 and $3.8 million in 1996, 1997 and 1998, respectively. The decline in net interest income from 1997 to 1998 was primarily attributable to interest expense incurred on the Company's recently funded long-term debt consisting of a $50.0 million term loan, which is part of the Company's revolving credit and term loan facility ("Senior Bank Facility"), and accrual of original issue discount on the Company's convertible subordinated debentures due 2018 ("Debentures"). No debt was outstanding during either of the comparable periods. Partially offsetting this decrease was incremental interest income earned on the cash and cash equivalents balance in 1998, which was higher than historical levels due to the proceeds from the sale of the Debentures and borrowings under the Senior Bank Facility.

     The Company's effective tax rate for 1996 and 1997 resulted primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates and changes in the deferred tax asset valuation allowance (see Note 5 of Notes to Consolidated Financial Statements). The increase in the tax rate from 1996 to 1997 reflects a change in earnings among the Company's subsidiaries operating in various tax jurisdictions. The income tax benefit recorded in 1998 represents the expected benefit of loss carrybacks, partially offset by provisions for income taxes recorded in certain jurisdictions that had positive earnings.

ECONOMY OF ASIAN COUNTRIES

     Several Asian countries recently have had large economic downturns and significant declines in the value of their currencies relative to the U.S. Dollar. The "Asian crisis" has reduced the market for the Company's products and may have helped some Asian hard drive companies become more competitive since they can pay some of their costs in devalued currency while receiving their revenues in U.S. Dollars. The Company is unable to predict what effect, if any, the factors associated with the Asian crisis will have on foreign economic conditions, the Company's customers or vendors or the Company's ability to compete in Asian markets.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual and interim financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings (loss) per share data as currently reported.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

YEAR 2000

     The Company has considered the impact of Year 2000 issues on its products, computer systems and applications and has developed a remediation process. Remediation activities are underway, and the Company expects compliance and testing to be completed by June 1999. Expenditures related to the Year 2000 project, which include normal replacement of existing capital assets were approximately $5.0 million in 1998 and are expected to amount to approximately $35.0 million in total. For an additional discussion of Year 2000 issues, see
Part II, Item 7, Risk Factors Affecting the Company and/or the Hard Drive Industry -- Year 2000 Issue.

LIQUIDITY AND CAPITAL RESOURCES

     At June 27, 1998, the Company had $459.8 million of cash and cash equivalents as compared with $208.3 million at June 28, 1997. Net cash used for operating activities was $39.0 million during 1998. Cash flows resulting from a decrease in accounts receivable and lower inventories were more than offset by cash used to fund a decrease in current liabilities and the net loss (net of non-cash charges). Other significant uses of cash during 1998 were capital expenditures of $198.6 million and payments of $35.8 million to settle certain put option arrangements entered into in connection with the Company's open market stock repurchase program. The capital expenditures were incurred primarily in connection with the transition to desktop and enterprise hard drives featuring MR head technology, normal replacement of existing assets, acquisition and development of the Company's new computer information systems and acquisition of land for the Company's new headquarters. Partially offsetting these uses of cash was $491.4 million received in connection with the issuance of the Debentures and borrowings under the Senior Bank Facility. In addition, $23.8 million was received in connection with stock option exercises and Employee Stock Purchase Plan ("ESPP") purchases. The Company anticipates that capital expenditures in 1999 will total approximately $135 million and will relate to retooling of the Company's hard drive assembly lines in order to accommodate new technologies and normal replacement of existing assets.

     The Senior Bank Facility pursuant to which BankBoston, N.A. and other lending institutions are providing a $200 million revolving credit line and a $50 million term loan, both of which expire in January 2001, is secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either LIBOR plus a margin determined by a total debt funded ratio or a base rate, with option periods of one to six months. The Senior Bank Facility, as amended in February and June 1998, requires the Company to maintain certain financial ratios, prohibits the payment of dividends and contains a number of other restrictive covenants. As of the date hereof, the $50 million term loan was funded, but there were no borrowings under the revolving credit line.

     On February 18, 1998, the Company received gross proceeds of $460.1 million (before the Initial Purchasers' discount) from a private offering of 5.25% zero coupon convertible subordinated debentures due in 2018. The principal amount at maturity of the Debentures is $1.3 billion. The Debentures are subordinated to all senior debt; are convertible into 19.4 million shares of the Company's common stock at the rate of 14.935 shares per $1,000 principal amount at maturity; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption.

     On December 29, 1997, the Company purchased approximately 34 acres of land in Irvine, California for approximately $22 million. The Company intends to negotiate lease financing for construction of a new corporate headquarters on this site. The new headquarters facility is expected to lower the Company's occupancy costs. However, there can be no assurance that the Company will be successful in entering into a leasing arrangement for this property on terms that will be satisfactory to the Company and other alternatives available to the Company upon expiration of its current headquarters lease could be more costly.

     The Company believes its current cash balances, combined with cash flow from operations, will be sufficient to meet its working capital needs at least through 1999. The Company has viewed the revolving credit line portion of its Senior Bank Facility as a source of cash to meet its longer term working capital requirements, if needed. The Company's recent financial results and current condition have reduced availability under the Senior Bank Facility, and it is uncertain, based on information currently available to the Company, whether the Company will be in compliance with certain financial covenants under the Senior Bank Facility at the end of its first quarter of 1999. Therefore, the Company has been negotiating a new senior credit facility to replace the Senior Bank Facility and has signed a non-binding term sheet. The new credit facility would have more flexible borrowing requirements and covenants. There can be no assurance that the Company will successfully complete the negotiations required to obtain this new credit facility or that the Senior Bank Facility will continue to be available, and the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading "Risk Factors Affecting the Company and/or the Hard Drive Industry."

RISK FACTORS AFFECTING THE COMPANY AND/OR THE HARD DRIVE INDUSTRY

  Highly Competitive Industry

     The desktop portion of the hard drive industry consists of many competitors of various sizes and financial resources and is intensely competitive. The desktop hard drive industry is currently experiencing a period of sustained oversupply and unusually severe pricing pressures that the Company expects to continue for at least the first six months of 1999, although the current conditions in this market make it difficult to forecast the timing of any change in competitive conditions.

     During 1996 and 1997, the Company significantly increased its market share in the desktop hard drive market, but the Company's market share eroded in 1998, primarily due to competitive conditions in the hard drive industry (with resulting cutbacks in production), the timing of the Company's transition from thin film to magneto-resistive ("MR") head technology and certain manufacturing and performance issues encountered as the Company pushed thin film head technology to its limits. There can be no assurance that the Company will be able to recover recent market share losses or avoid further erosion of market share. Seagate, Quantum, IBM, Maxtor, Fujitsu and Samsung are the Company's major competitors in the data storage business, and Maxtor, Fujitsu and Samsung have recently gained significant market share in the desktop market. The current intensely competitive conditions in this market make it difficult to forecast near-term operating results. This competitive environment has adversely affected the Company's operating results for 1998, and the Company expects these conditions to continue for at least the first half of 1999.

     The enterprise portion of the hard drive industry is more concentrated than the desktop portion, with the largest competitor, Seagate, having market share in excess of 50% until the recent entrance of Quantum and the Company as competitors. The other major competitors in this market are IBM and Fujitsu. The number of competitors in this market has increased with the recent entry of Quantum and the Company, and competition may continue to grow if Maxtor enters the enterprise market. With more competitors, price competition in the enterprise market is greater than in the past, and the Company expects that price competition will continue to increase, with resulting pressure on margins.

     In general, the unit price for a given product in both the desktop and enterprise markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions result primarily from volume efficiencies, component cost reductions, manufacturing experience and design enhancements that are generally realized over the life of a product. Competitive pressures and customer expectations compel manufacturers to pass these cost reductions along as reductions in selling prices. The rate of general price decline accelerates when some competitors lower prices to absorb excess capacity, liquidate excess inventories or attempt to gain market share. Competition and continuing price erosion can adversely affect the Company's financial condition or operating results in any given quarter. Often, such adverse effects cannot be anticipated until late in the quarter, as happened during 1998.

  Rapid Technological Change and Product Development

     The demands of hard drive customers for greater storage capacity and higher performance have led to short product life cycles, which require the Company to constantly develop and introduce new drive products on a cost-effective and timely basis. The Company's ability to fund research and development to support rapid technological change depends upon its operating results and cash flows; reductions in such funding could impair the Company's ability to innovate and compete. Because of the Company's anticipated reliance upon IBM technology for new high-end desktop PC products, the Company will be subject to risks associated with IBM's research and development as well as its own. See "Technology License and Component Supply Transaction with IBM."

     MR heads, which enable higher capacity per hard drive than conventional thin film or MIG inductive heads, became the leading recording head technology during 1998. Several of the Company's major competitors incorporated MR head technology into their products much earlier than the Company and, with higher capacity drives using MR heads, some of the Company's competitors achieved time-to-market leadership with certain MR products. The Company substantially completed its transition of desktop hard drives to MR head technology by the end of 1998. The Company continues to manufacture hard drives with thin film inductive heads for the lower capacity points of the enterprise market. Failure of the Company to regain time-to-market leadership with products incorporating MR head technology in a timely manner, to qualify these products with key OEM customers, or to produce these products in sufficient volume could cause further erosion of the Company's market share and have an adverse effect on the Company's financial condition or operating results.

     MR head technology has inherent areal density advantages which have resulted in an increase in the slope of the areal density curve, i.e., areal density is increasing at a more rapid rate than before. Because of the component cost savings inherent in increases in areal density, this more rapid increase has shortened product life cycles and enhanced the importance of time-to-market leadership. Use of GMR heads will result in a further increase in areal density, and although the integration of GMR heads in hard drives is not expected to be as complex or difficult as the transition from thin film to MR technology, the Company needs to achieve time-to-market leadership with hard drives incorporating GMR heads. Failure to achieve time-to-market leadership could have an adverse effect on the Company's financial condition or operating results.

     Due to short product life cycles, the Company regularly engages in new product qualification with its customers. This customer qualification process is usually complicated, difficult and lengthy. Any failure or delay by the Company in qualifying new products with customers could adversely affect the Company's financial condition or operating results.

     The Company's continued success in the enterprise hard drive market is heavily dependent on the successful development, timely introduction and market acceptance of new products, and failure to achieve such success could adversely affect the Company's financial condition or operating results. The Company's current line of enterprise products is based on a SCSI low profile (1" high) drive with capacity points up to 9.1 GBs. These products serve approximately 70-80% of the existing enterprise market; however, the Company must expand its product line to include designs for half high (1.6" high) drives, FC-AL interface and 10,000 rpm in order to become a full-line supplier in the enterprise market. Development, design, manufacturing and acceptance of these new enterprise products are subject to the various business risks discussed herein which are applicable to all hard drive product development. Additionally, the Company is facing staffing challenges, since additional engineers must be hired to complete the design and development process for the expansion of the enterprise product line. Competition worldwide for such personnel is intense, and there can be no assurance the Company will be able to attract and retain such additional personnel. The Company is currently in the product design and development phase of these additional enterprise products and expects to bring them to market during the next 18 months. If the Company is unable to build its enterprise infrastructure quickly enough to support this development schedule or encounters development delays or quality issues, it may miss the time-to-market windows on these new enterprise products, which could have an adverse effect on the Company's financial condition or operating results.

     The Company experiences fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes, and also at the end of a technology's life cycle, when refinements designed to reach the product's technical limits can result in tighter manufacturing tolerances. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to shorten the time to achieve acceptable manufacturing yields and costs. The Company's future is therefore dependent upon its ability to develop new products, qualify these new products with its customers, successfully introduce these products to the market on a timely basis and commence volume production to meet customer demands. If not carefully planned and executed, the transition to new products may adversely affect sales of existing products and increase risk of inventory obsolescence. A delay in the introduction or production of more cost-effective and/or more advanced products also can result in lower sales and lower gross margins. Because of rapid technological changes, the Company anticipates that sales of older products will decline as in the past and that sales of new products will continue to account for a significant portion of its sales in the future. Failure of the Company to execute its strategy of achieving time-to-market in sufficient volume with new products, or any delay in the introduction of advanced and cost-effective products, could result in significantly lower revenue and gross margins. Some of these factors have adversely affected the Company in connection with the maturation of and transition from thin film recording head technology to MR head technology. Inability to introduce or achieve volume production of competitive products on a timely basis has in the past and could in the future adversely affect the Company's financial condition or operating results.

     Advances in magnetic, optical or other technologies, or the development of entirely new technologies, could result in the creation of competitive products that have better performance and/or lower prices than the Company's products. Companies such as TeraStor and Seagate are currently developing optically-assisted recording technologies. The initial products from such companies are expected to be high capacity and high price. Based on preliminary announcements, these products also appear to have lower performance attributes than the current enterprise storage products. The optically-assisted recording approaches used by these two companies are different at this time and have created some short-term confusion in the industry. Accordingly, the Company's strategy is to view optically-assisted recording as a potentially valid solution at some point in time, but to assume that the hard drive technologies currently in use will serve the Company for the foreseeable future. However, if the Company's assumption proves to be wrong, the Company could be late in its integration of optically-assisted recording technology, which could have an adverse effect on the Company's financial condition or operating results.

  Technology License and Component Supply Transaction with IBM

     Implementation of the IBM Agreement presents several significant challenges to the Company including the need to adapt IBM's product designs to the high volume, fast cycle time production environment that is necessary to achieve the cost efficiencies required to compete in the high-volume desktop market. While the Company intends to take advantage of IBM's technological leadership to develop market leading hard drive products, the availability of IBM technology does not assure the Company's success. Successful development of hard drive products utilizing IBM technology will require the Company's engineers to integrate IBM technology and product designs into Western Digital products while continuing to conduct significant independent research and development activities. The IBM Agreement does not alleviate the research and development risk that has been inherent in the Company's business, and there can be no assurance that the Company will be successful in translating IBM technologies or components into successful products.

     Additionally, since IBM will be the sole supplier of the head component for these desktop drives, the Company's business and financial results would be adversely affected if the heads manufactured by IBM fail to satisfy the Company's quality requirements or if IBM is unable to meet the Company's volume or delivery requirements. Western Digital believes that IBM's current and planned manufacturing capacity should be adequate to meet the Company's forecasted requirements. However, the future growth of sales of hard drives with IBM technology is dependent upon, among other things, IBM continuing to devote substantial financial resources to property, plant, equipment and working capital to support the manufacture of the components, as to which there can be no assurance.

     The Company entered into the IBM Agreement with the expectation that IBM will continue to lead the hard drive industry in areal density and performance and that the Company will be able to translate that leadership into time-to-market and time-to-volume leadership in the desktop PC hard drive market. If IBM does not maintain its areal density leadership, the Company may not be able to realize the competitive cost advantages in the high volume portion of the market that result from such leadership.

     Although the IBM Agreement contains certain restrictions on IBM's ability to license the technology covered by it to third parties, the IBM Agreement is not exclusive, and other hard drive manufacturers may also have access to heads produced by IBM and possibly to IBM designs and technology. The IBM Agreement has a minimum three-year term with the parties having the right to agree to continue the relationship for future products subject to mutually acceptable terms and conditions. If a party breaches the agreement or becomes subject to bankruptcy or similar proceedings, the other party may terminate the IBM Agreement. The IBM Agreement may also be terminated by a party upon a change of control of the other party, subject to certain conditions.

  Fluctuating Product Demand

     Demand for the Company's hard drive products depends on the demand for the computer systems manufactured by its customers and on storage upgrades to computer systems, which in turn are affected by computer system product cycles, end user demand for increased storage capacity and prevailing economic conditions. Although market research indicates that total computer system unit shipments are expected to continue to grow for the next several years, demand may fluctuate significantly from period to period. Such fluctuations have in the past and may in the future result in deferral or cancellation of orders for the Company's products, which could have an adverse effect on the Company's financial condition or operating results.

     The hard drive industry has also experienced seasonal fluctuations in demand. The Company has historically experienced relatively flat demand in the first quarter of the fiscal year as compared to the fourth quarter, while demand in the second quarter has historically been much higher than in the first quarter. Additionally, product shipments tend to be greatest in the third month of each quarter. Any failure by the Company to accurately match its product build plans to customer demand for any particular period could adversely affect the Company's operating results for that period, as happened during 1998.

  Customer Concentration and Changing Customer Models

     High volume customers for hard drives are concentrated among a small number of OEMs, distributors and retailers. Although the Company believes its relationships with key customers such as these are generally good, the concentration of sales to a relatively small number of major customers represents a business risk that loss of one or more accounts could adversely affect the Company's financial condition or operating results. Customer concentration is especially significant for the Company's enterprise business. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. The Company has experienced reductions in its business, with resulting loss of revenue, with certain OEM customers largely as a result of delays and difficulties encountered in the Company's transition to MR head technology. If any such changes in purchase volume or customer relationships continue to result in decreased demand for the Company's drives, whether by loss of or delays in orders, the Company's financial condition or operating results could be adversely affected.

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

     The Company's product development efforts must include components designed by and purchased from third party vendors since the Company does not manufacture the components, except for a significant portion of its media, for its hard drives. The success of the Company's products depends in part on the Company's ability to acquire and integrate components with leading-edge technology. The successful integration of third party components depends upon the timely availability and quality of components, the ability to integrate the different products from several vendors and management of scheduling and delivery. The Company's success depends on its continued good relationships with key component suppliers, its identification of the most advantageous suppliers for specific products, and its ability to manage the various complexities involved in the integration of components in product development. Additionally, difficult industry conditions may severely impact the Company's suppliers. Since the Company is not vertically integrated, it may be more adversely affected by the ability of its vendors to survive or adjust to market conditions. These risks may be particularly acute for products incorporating IBM technology because the Company is required to use IBM-supplied heads with those products. See "Technology License and Component Supply Agreement with IBM."

  Intellectual Property

     The hard drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims of alleged patent infringement or notice of patents from patent holders, which typically contain an offer to grant the Company a license. On June 10, 1994, Papst brought suit against the Company in the United States District Court for the Central District of California alleging infringement by the Company of five hard drive motor patents owned by Papst. The patents relate to disk drive motors that the Company purchases from motor vendors. On December 1, 1994, Papst dismissed its case without prejudice, but has recently notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. Although the Company does not believe that the outcome of this matter will have an adverse effect on its financial condition or operating results, adverse resolution of any intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products. In addition, the costs of defending such litigation may be substantial, regardless of the outcome.

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

  Use of Estimates

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities. Such estimates include, but are not limited to, accruals for warranty against product defects, price protection and stock rotation reserves on product sold to resellers, and reserves for excess, obsolete and slow moving inventories. The rapidly changing market conditions in the hard drive industry make it difficult to estimate such accruals and reserves and actual results may differ significantly from the

Company's estimates and assumptions. Additionally, actual warranty costs could have a negative impact on the Company if the actual rate of drive failure or the cost to repair a drive is greater than what the Company used to estimate the warranty expense accrual. Differences between actual results and such estimates and assumptions can result in adverse effects on the Company's financial condition or operating results.

  Potential Impact of Changing Market Demands

     The information services business community is currently debating the "thin client architecture" or network computer ("NC") model, which emphasizes central servers for data storage and reduces the need for local desktop storage. Although industry analysts expect these products to account for a small fraction of the personal computer market over the next several years, broader than expected adoption of the NC model would reduce demand for desktop storage products while increasing demand for enterprise storage products. Given the Company's current business concentration in desktop hard drives and its relatively recent entry into enterprise hard drives, if such a scenario occurred on an accelerated basis, it would place the Company at a disadvantage relative to competitors which have a stronger market position in enterprise products.

     In addition, certain of the large desktop PC system manufacturers have recently introduced lower cost, lower performance systems principally for the consumer marketplace. These systems have generally been priced below $1,000 and typically contain lower capacity and performance hard drives. The Company currently participates in this market only to a limited extent. There can be no assurance that the Company will be able to develop lower cost hard drives that will successfully compete in this growing market.

  Foreign Sales and Manufacturing Risks

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

     Several Asian countries recently have had large economic downturns and significant declines in the value of their currencies relative to the U.S. Dollar. The "Asian crisis" has reduced the market for the Company's products as well as helped some Asian hard drive companies become more competitive since they can pay some of their costs in devalued currency while receiving their revenue in U.S. Dollars. The Company is unable to predict what effect, if any, the factors associated with the Asian crisis will have on foreign economic conditions, the Company's customers or vendors or the Company's ability to compete in the Asian market.

  Price Volatility of Common Stock

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

  Future Capital Needs

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

  Foreign Exchange Contracts

     The Company manages the impact of foreign currency exchange rate changes on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies by entering into short-term, forward exchange contracts. With this approach, the Company expects to minimize the impact of changing foreign exchange rates on the Company's operations. However, there can be no assurance that all foreign currency exposures will be adequately covered, and that the Company's financial condition or operating results will not be affected by changing foreign exchange rates.

  Year 2000 Issue

     The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. As storage devices, the Company's hard drives are transparent to Year 2000 requirements. The Company believes its hard drive products are Year 2000 compliant, although other products previously sold by the Company may not be Year 2000 compliant. The Company anticipates that litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations, customer satisfaction issues and potential lawsuits.

     The Company has committed personnel and resources to resolve potential Year 2000 issues, both internally and externally (with respect to the Company's suppliers and customers) for both information technology assets and non-information technology assets. The Company is identifying Year 2000 dependencies in its systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Company has completed its assessment of internal Year 2000 issues and is in the process of remediation of the critical systems. The Company has also initiated formal communications with all of its significant suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. As a general matter, the Company is vulnerable to its key suppliers' failure to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue. Such failures could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company is in the process of communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

     The Company anticipates that its systems, equipment and processes will be substantially Year 2000 compliant by the end of June 1999. Although a budget has been established, the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not expected to have a material effect on the Company's financial condition or results of operations. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is in the process of developing contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

     Although the majority of the Company's transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company's local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. The Company does not purchase short-term forward exchange contracts for trading purposes.

     As of June 27, 1998, the Company had outstanding the following purchased foreign currency forward contracts (in millions, except average contract rate):

                                                                JUNE 27, 1998
                                                  ------------------------------------------
                                                  CONTRACT    WEIGHTED AVERAGE    UNREALIZED
                                                   AMOUNT      CONTRACT RATE        LOSS*
                                                  --------    ----------------    ----------
                                                       (U.S. DOLLAR EQUIVALENT AMOUNTS)
Foreign currency forward contracts:
  Singapore Dollar..............................   $178.9           1.60            $ 8.8
  Malaysian Ringgit.............................     61.4           3.66              8.3
  British Pound Sterling........................      1.6           1.63               --
                                                   ------                           -----
                                                   $241.9                           $17.1
                                                   ======                           =====

---------------
* The unrealized losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transactions are consummated, at which time the loss is offset by the reduced U.S. Dollar value of the local currency operating expense.

 DISCLOSURE ABOUT OTHER MARKET RISKS

     At June 27, 1998, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $335 million, compared to the related carrying value of $469.2 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE(S)
                                                              -------
CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report..............................       29
  Consolidated Statements of Operations -- Three Years Ended
     June 27, 1998..........................................       30
  Consolidated Balance Sheets -- June 28, 1997 and June 27,
     1998...................................................       31
  Consolidated Statements of Shareholders' Equity -- Three
     Years Ended June 27, 1998..............................       32
  Consolidated Statements of Cash Flows -- Three Years Ended
     June 27, 1998..........................................       33
  Notes to Consolidated Financial Statements................  34 - 46

FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Consolidated Valuation and Qualifying
     Accounts -- Three Years Ended June 27, 1998............       47

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 28, 1997 and June 27, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Orange County, California
July 27, 1998

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED
                                                         --------------------------------------
                                                          JUNE 29,      JUNE 28,      JUNE 27,
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
Revenues, net..........................................  $2,865,219    $4,177,857    $3,541,525
Costs and expenses:
  Cost of revenues.....................................   2,483,155     3,527,574     3,441,475
  Research and development.............................     150,112       150,157       203,733
  Selling, general and administrative (Note 8).........     154,497       198,530       192,142
                                                         ----------    ----------    ----------
          Total costs and expenses.....................   2,787,764     3,876,261     3,837,350
                                                         ----------    ----------    ----------
Operating income (loss)................................      77,455       301,596      (295,825)
Net interest income (Note 2)...........................      13,134        13,223         3,817
Gain on sale of multimedia business (Note 8)...........      17,275            --            --
                                                         ----------    ----------    ----------
Income (loss) before income taxes......................     107,864       314,819      (292,008)
Provision (benefit) for income taxes (Note 5)..........      10,970        47,223        (1,791)
                                                         ----------    ----------    ----------
Net income (loss)......................................  $   96,894    $  267,596    $ (290,217)
                                                         ==========    ==========    ==========
Earnings (loss) per common share (Note 9):
  Basic................................................  $     1.05    $     3.07    $    (3.32)
                                                         ==========    ==========    ==========
  Diluted..............................................  $     1.01    $     2.86    $    (3.32)
                                                         ==========    ==========    ==========
Common shares used in computing per share amounts
  (Note 9):
  Basic................................................      92,559        87,261        87,525
                                                         ==========    ==========    ==========
  Diluted..............................................      96,248        93,522        87,525
                                                         ==========    ==========    ==========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 28,      JUNE 27,
                                                                 1997          1998
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $  208,276       459,830
  Accounts receivable, less allowance for doubtful accounts
     of $11,706 in 1997 and $15,926 in 1998.................     545,552       369,013
  Inventories (Note 2)......................................     224,474       186,516
  Prepaid expenses and other assets (Note 5)................      39,593        36,763
                                                              ----------    ----------
          Total current assets..............................   1,017,895     1,052,122
  Property and equipment at cost, net (Note 2)..............     247,895       346,987
  Intangible and other assets, net..........................      41,332        43,579
                                                              ----------    ----------
          Total assets......................................  $1,307,122    $1,442,688
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  417,984       330,130
  Accrued compensation......................................      59,227        23,697
  Accrued expenses..........................................     176,494       234,752
                                                              ----------    ----------
          Total current liabilities.........................     653,705       588,579
  Long-term debt (Note 3)...................................          --       519,188
  Deferred income taxes (Note 5)............................      33,430        17,163
  Commitments and contingent liabilities (Note 4)
Shareholders' equity (Note 6):
  Preferred stock, $.01 par value; Authorized -- 5,000
     shares; Outstanding -- None............................
  Common stock, $.01 par value; Authorized -- 225,000
     shares; Outstanding -- 101,332 shares in 1997 and
     1998...................................................       1,013         1,013
  Additional paid-in capital................................     356,654       326,244
  Retained earnings.........................................     488,066       197,849
  Treasury stock-common shares at cost; 15,436 shares in
     1997 and 13,039 shares in 1998.........................    (225,746)     (207,348)
                                                              ----------    ----------
          Total shareholders' equity........................     619,987       317,758
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $1,307,122    $1,442,688
                                                              ==========    ==========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE YEARS ENDED JUNE 27, 1998
                                 (IN THOUSANDS)

                                        COMMON STOCK          TREASURY STOCK       ADDITIONAL                    TOTAL
                                      -----------------    --------------------     PAID-IN      RETAINED    SHAREHOLDERS'
                                      SHARES     AMOUNT    SHARES      AMOUNT       CAPITAL      EARNINGS       EQUITY
                                      -------    ------    -------    ---------    ----------    --------    -------------
BALANCE AT JULY 1, 1995.............  100,964    $1,009     (1,610)   $ (10,822)    $359,663     $123,576      $ 473,426
Common stock repurchase program
  (Note 6)..........................       --        --    (15,440)    (132,114)          --           --       (132,114)
Exercise of stock options (Note
  6)................................      368         4      1,568       12,833       (5,528)          --          7,309
ESPP shares issued (Note 6).........       --        --      1,292        8,686         (309)          --          8,377
Net income..........................       --        --         --           --           --       96,894         96,894
                                      -------    ------    -------    ---------     --------     --------      ---------
BALANCE AT JUNE 29, 1996............  101,332     1,013    (14,190)    (121,417)     353,826      220,470        453,892
Common stock repurchase program
  (Note 6)..........................       --        --     (5,172)    (135,506)      (9,068)          --       (144,574)
Exercise of stock options (Note
  6)................................       --        --      2,790       22,087       (8,350)          --         13,737
ESPP shares issued (Note 6).........       --        --      1,136        9,090           37           --          9,127
Income tax benefit from stock
  options exercised (Note 5)........       --        --         --           --       20,209           --         20,209
Net income..........................       --        --         --           --           --      267,596        267,596
                                      -------    ------    -------    ---------     --------     --------      ---------
BALANCE AT JUNE 28, 1997............  101,332     1,013    (15,436)    (225,746)     356,654      488,066        619,987
Common stock repurchase program
  (Note 6)..........................       --        --         --           --      (35,828)          --        (35,828)
ESPP shares issued (Note 6).........       --        --      1,231        9,506        3,178           --         12,684
Exercise of stock options (Note
  6)................................       --        --      1,166        8,892          (99)          --          8,793
Income tax benefit from stock
  options exercised (Note 5)........       --        --         --           --        2,339           --          2,339
Net loss............................       --        --         --           --           --     (290,217)      (290,217)
                                      -------    ------    -------    ---------     --------     --------      ---------
BALANCE AT JUNE 27, 1998............  101,332    $1,013    (13,039)   $(207,348)    $326,244     $197,849      $ 317,758
                                      =======    ======    =======    =========     ========     ========      =========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              JUNE 29,    JUNE 28,    JUNE 27,
                                                                1996        1997        1998
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $  96,894   $ 267,596   $(290,217)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Depreciation and amortization.............................     51,643      63,485     106,550
  Interest accrued on convertible debentures................         --          --       9,059
  Gain on sale of multimedia business.......................    (17,275)         --          --
  Changes in assets and liabilities, excluding the effects
     of business sales (Note 8):
     Accounts receivable....................................   (107,532)   (136,079)    176,539
     Inventories............................................    (69,180)    (81,852)     37,958
     Prepaid expenses and other assets......................     (5,478)      2,184       2,830
     Accounts payable, accrued compensation and accrued
       expenses.............................................    110,311     139,683     (65,126)
     Deferred income taxes..................................        417      (1,570)    (16,267)
     Other assets...........................................     (1,519)        712        (299)
                                                              ---------   ---------   ---------
          Net cash provided by (used for) operating
            activities......................................     58,281     254,159     (38,973)
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net...................................   (108,696)   (155,958)   (198,641)
Proceeds from sale of businesses (Note 8)...................     85,486          --          --
Purchases of short-term investments.........................    (34,685)         --          --
Sales and maturities of short-term investments..............     88,264      36,598          --
Decrease (increase) in other assets.........................     (7,188)     (7,587)      9,758
                                                              ---------   ---------   ---------
          Net cash provided by (used for) investing
            activities......................................     23,181    (126,947)   (188,883)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures (Note 3)...         --          --     460,129
Proceeds from issuance of bank debt (Note 3)................         --          --      50,000
Debt issuance costs.........................................         --          --     (18,707)
Exercise of stock options, including tax benefit............      7,309      33,946      11,132
Proceeds from ESPP shares issued............................      8,377       9,127      12,684
Common stock repurchase program (Note 6)....................   (132,114)   (144,574)    (35,828)
                                                              ---------   ---------   ---------
          Net cash provided by (used for) financing
            activities......................................   (116,428)   (101,501)    479,410
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (34,966)     25,711     251,554
Cash and cash equivalents at beginning of year..............    217,531     182,565     208,276
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 182,565   $ 208,276   $ 459,830
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                          WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     Western Digital Corporation ("Western Digital" or the "Company") has prepared its consolidated financial statements in accordance with generally accepted accounting principles and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. Following are the Company's significant accounting policies:

  Fiscal Year

     The Company's fiscal year end is a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1996, 1997 and 1998 fiscal years ended on June 29, June 28, and June 27, respectively, and included 52 weeks each. All general references to years relate to fiscal years unless otherwise noted.

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

  Concentration of Credit Risk

     The Company designs, develops, manufactures and markets hard drives to personal computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations. The Company also has cash equivalent policies that limit the amount of credit exposure to any one financial institution or investment instrument, and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

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

  Advertising Expense

     Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $9.5 million, $16.3 million and $17.4 million in 1996, 1997 and 1998, respectively.

  Income Taxes

     The Company accounts for income taxes using the asset and liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss ("NOL") carryforwards. The Company records a valuation allowance for certain temporary differences for which it is not certain it will receive future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment.

  Two-For-One Stock Split

     On May 2, 1997, the Company declared a two-for-one stock split, effected in the form of a stock dividend on June 3, 1997 to shareholders of record on May 20, 1997. All share and per share amounts included in the consolidated financial statements reflect retroactive recognition of the two-for-one stock split.

  Per Share Information

     Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings (loss) per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements (see Note 9).

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

                          WESTERN DIGITAL CORPORATION

  Stock-Based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes the financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB Opinion No. 25), as SFAS No. 123 permits, and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123. See Note 6 of Notes to Consolidated Financial Statements.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual and interim financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings (loss) per share data as currently reported.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

  Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The fair value of the Company's convertible debentures is estimated by reference to quoted information from market sources. At June 27, 1998, the market value of the Company's convertible debentures was approximately $335 million, compared to the related carrying value of $469.2 million. The carrying amounts of all other financial instruments in the consolidated balance sheets approximate fair values.

  Foreign Exchange Contracts

     The Company enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenditures denominated in foreign currencies. These contracts are not entered into for trading purposes, have maturity dates that do not exceed twelve months, and are accounted for as hedges. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transactions are consummated. Costs associated with entering into such contracts are typically amortized over the life of the instrument. At June 28, 1997 and June 27, 1998, the Company had outstanding $266.6 and $241.9 million, respectively, of forward exchange contracts with commercial banks. As of June 28, 1997 and June 27, 1998,

                          WESTERN DIGITAL CORPORATION
the unrealized gains and losses on outstanding forward exchange contracts were not material. Realized gains and losses are primarily recorded in cost of revenues in the accompanying consolidated statements of operations.

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

  Reclassifications

     Certain prior years' amounts have been reclassified to conform to the current year presentation.

NOTE 2. SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                                         1996       1997        1998
                                                        -------   ---------   ---------
Net Interest Income
  Interest income.....................................  $13,134   $  13,223   $  15,952
  Interest expense....................................       --          --      12,135
                                                        -------   ---------   ---------
  Net interest income.................................  $13,134   $  13,223   $   3,817
                                                        =======   =========   =========
  Cash paid for interest..............................  $    --   $      --   $   2,073
                                                        =======   =========   =========
Inventories
  Finished goods......................................            $ 137,762   $ 126,363
  Work in process.....................................               56,352      28,287
  Raw materials and component parts...................               30,360      31,866
                                                                  ---------   ---------
                                                                  $ 224,474   $ 186,516
                                                                  =========   =========
Property and Equipment
  Land and buildings..................................            $  53,080   $  92,234
  Machinery and equipment.............................              285,986     415,469
  Furniture and fixtures..............................               13,260      14,060
  Leasehold improvements..............................               63,335      79,490
                                                                  ---------   ---------
                                                                    415,661     601,253
  Accumulated depreciation and amortization...........             (167,766)   (254,266)
                                                                  ---------   ---------
  Net property and equipment..........................            $ 247,895   $ 346,987
                                                                  =========   =========

NOTE 3. LONG-TERM DEBT

  Line of Credit

     In January 1998, and as amended in February and June 1998, the Company replaced its then existing revolving credit facility with a secured revolving credit and term loan facility ("Senior Bank Facility"). The Senior Bank Facility provides the Company with a $200 million revolving credit line and a $50 million term

                          WESTERN DIGITAL CORPORATION
loan, both of which expire in January 2001. The Senior Bank Facility is secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either Libor plus a margin determined by a total debt funded ratio or a base rate, with option periods of one to six months. The Senior Bank Facility requires the Company to maintain certain financial ratios, prohibits the payment of dividends and contains a number of other restrictive covenants. As of June 27, 1998, the $50 million term loan was funded but there were no borrowings under the revolving credit line.

  Convertible Debentures

     On February 18, 1998, the Company received gross proceeds of $460.1 million (before the Initial Purchasers' discount) from a private offering of 5.25% zero coupon convertible subordinated debentures due in 2018. The principal amount at maturity of the Debentures is $1.3 billion. The Debentures are subordinated to all senior debt; are convertible into 19.4 million shares of the Company's common stock at the rate of 14.935 shares per $1,000 principal amount at maturity; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption.

NOTE 4. COMMITMENTS AND CONTINGENT LIABILITIES

  Operating Leases

     The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2015. Rental expense under these leases, including month-to-month rentals, was $27.2, $32.2, and $39.3 million in 1996, 1997, and 1998, respectively.

     Future minimum rental payments under non-cancelable operating leases as of June 27, 1998 are as follows (in thousands):

1999......................................................    40,665
2000......................................................    30,525
2001......................................................    19,052
2002......................................................     9,010
2003......................................................     3,505
Thereafter................................................    29,975
                                                            --------
          Total future minimum rental payments............  $132,732
                                                            ========

  Legal Proceedings

     The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The Company believes that it has meritorious defenses to Amstrad's claims and intends to vigorously defend itself against the Amstrad claims and to press its claims against Amstrad in this action. The case is scheduled for trial in September 1998. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

                          WESTERN DIGITAL CORPORATION

     Between December 12, 1997 and February 24, 1998, eight class action suits were filed against the Company and certain of its officers and directors. The plaintiffs in the actions purport to represent purchasers of the Company's common stock during various periods ranging from July 25, 1996, through December 2, 1997 (collectively, the "Class Periods"). The complaints allege that the Company issued false and misleading statements during the respective Class Periods concerning the outlook for the Company's operations and earnings and that the Company issued false and misleading financial statements in fiscal years 1996 and 1997 by improperly deferring the write-down of obsolete inventory. The complaints seek compensatory damages for the purported class members in an unspecified amount. The Court ordered the cases consolidated and designated the plaintiffs in the first case filed as the lead plaintiffs and the law firm representing such plaintiffs as lead counsel. The Company filed a motion to dismiss the amended consolidated complaint which was granted by the Court with prejudice.

     The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 5. INCOME TAXES

     The domestic and international components of income (loss) before income taxes are as follows (in thousands):

                                                          1996       1997       1998
                                                        --------   --------   ---------
United States.........................................  $(10,877)  $105,884   $(348,397)
International.........................................   118,741    208,935      56,389
                                                        --------   --------   ---------
Income (loss) before income taxes.....................  $107,864   $314,819   $(292,008)
                                                        ========   ========   =========

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                          1996       1997       1998
                                                        --------   --------   ---------
Current
  United States.......................................  $    400   $ 29,153   $  (6,195)
  International.......................................    10,262      9,964       4,905
  State...............................................       310      8,106        (501)
                                                        --------   --------   ---------
                                                          10,972     47,223      (1,791)
Deferred, net.........................................        (2)        --          --
                                                        --------   --------   ---------
Provision (benefit) for income taxes..................  $ 10,970   $ 47,223   $  (1,791)
                                                        ========   ========   =========

     The tax benefits associated with the exercise of non-qualified stock options, the disqualifying disposition of stock acquired with incentive stock options, and the disqualifying disposition of stock acquired under the employee stock purchase plan reduce taxes currently payable as shown above by $20.2 and $2.3 million for 1997 and 1998, respectively. Such benefits are credited to additional paid-in capital.

     The total cash paid for income taxes was $4.5 million, $19.2 million and $16.9 million for the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

                          WESTERN DIGITAL CORPORATION

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at June 28, 1997, and June 27, 1998 are as follows (in thousands):

                                                                1997        1998
                                                              --------    ---------
Deferred tax assets:
  NOL carryforward..........................................  $ 11,079    $  83,649
  Business credit carryforward..............................    30,104       29,323
  Reserves and accrued expenses not currently deductible....    69,557      122,454
  All other.................................................     1,854       18,920
                                                              --------    ---------
                                                               112,594      254,346
  Valuation allowance.......................................   (86,608)    (254,297)
                                                              --------    ---------
          Total deferred tax assets.........................  $ 25,986    $      49
                                                              ========    =========
Deferred tax liabilities:
  Unremitted income of foreign subsidiaries.................  $ 40,640    $  17,163
  All other.................................................         5        3,148
                                                              --------    ---------
          Total deferred tax liabilities....................  $ 40,645    $  20,311
                                                              ========    =========

     SFAS 109 requires deferred taxes to be determined for each tax paying component of an enterprise within each tax jurisdiction. The deferred tax assets indicated above are attributable to tax jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions is also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized. The Company increased this valuation allowance in 1998 because of the losses incurred in these jurisdictions.

     Reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                          1996       1997       1998
                                                          -----      -----      -----
U.S. Federal statutory rate.............................   35.0%      35.0%     (35.0)%
State income taxes, net.................................    0.2        1.7       (0.2)
Tax rate differential on international income...........  (30.7)     (12.7)     (15.5)
Effect of valuation allowance...........................    3.8      (10.0)      46.5
Other...................................................    1.9        1.0        3.6
                                                          -----      -----      -----
Effective tax rate......................................   10.2%      15.0%      (0.6)%
                                                          =====      =====      =====

     Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared with local statutory rates. The lower rates reduced income taxes and increased net earnings or reduced the net loss by $30.1 million ($.31 per share, diluted), $58.5 million ($.63 per share, diluted) and by $17.1 million ($.20 per share, diluted) in 1996, 1997 and 1998, respectively. These lower rates are in effect through fiscal year 2004.

     At June 27, 1998, the Company had federal net operating loss carryforwards and tax credits of $218.1 million and $29.3 million, respectively. The loss carryforwards expire in fiscal years 2008 through 2013 and the credit carryforwards expire in fiscal years 1999 through 2012.

     Net undistributed earnings from international subsidiaries at June 27, 1998 were $523.7 million. The net undistributed earnings are intended to finance local operating requirements.

                          WESTERN DIGITAL CORPORATION

NOTE 6. SHAREHOLDERS' EQUITY

     The following table summarizes all shares of common stock reserved for issuance at June 27, 1998 (in thousands):

                                                               NUMBER
                                                              OF SHARES
                                                              ---------
Issuable in connection with:
  Convertible debentures....................................   19,374
  Exercise of stock options, including options available for
     grant..................................................   16,430
  Employee stock purchase plan..............................    2,373
                                                               ------
                                                               38,177
                                                               ======

  Stock Option Plans

     Western Digital's Employee Stock Option Plan ("Employee Plan") is administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value of the common stock on the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 27, 1998, 4,659,113 options were exercisable and 3,327,523 options were available for grant. Participants in the Employee Plan may be permitted to utilize stock purchased previously as consideration to exercise options or to exercise on a cashless basis, pursuant to the terms of the Employee Plan.

     In 1985, the Company adopted the Stock Option Plan for Non-Employee Directors ("Director Plan") and reserved 1.6 million shares for issuance thereunder. The Director Plan was restated and amended in 1995. The Director Plan provides for initial option grants to new directors of 30,000 shares per director and additional grants of 7,500 options per director each year upon their reelection as a director at the annual shareholders' meeting. Terms of the Director Plan require that options have a ten-year term and that the exercise price of options be not less than the fair market value at the date of grant. As of June 27, 1998, 153,750 options were exercisable and 750,964 options were available for grant. The following table summarizes activity under the Employee and Director Plans combined (in thousands, except per share amounts):

                                                                   WEIGHTED AVERAGE
                                                        NUMBER      EXERCISE PRICE
                                                       OF SHARES      PER SHARE
                                                       ---------   ----------------
OPTIONS OUTSTANDING AT JULY 1, 1995..................    9,176          $ 5.33
Granted..............................................    3,904            9.30
Exercised, net of value of redeemed shares...........   (1,936)           4.00
Canceled or expired..................................   (1,802)           7.32
                                                        ------          ------
OPTIONS OUTSTANDING AT JUNE 29, 1996.................    9,342            6.90
Granted..............................................    3,630           17.26
Exercised, net of value of redeemed shares...........   (2,790)           5.11
Canceled or expired..................................     (596)           9.80
                                                        ------          ------
OPTIONS OUTSTANDING AT JUNE 28, 1997.................    9,586           11.20
Granted..............................................    4,433           27.17
Exercised, net of value of redeemed shares...........   (1,166)           7.54
Canceled or expired..................................     (502)          20.00
                                                        ------          ------
OPTIONS OUTSTANDING AT JUNE 27, 1998.................   12,351          $16.92
                                                        ======          ======

                          WESTERN DIGITAL CORPORATION

     The following tables summarize information about options outstanding and exercisable under the Employee and Director Plans combined at June 27, 1998 (in thousand, except per share amounts):

                                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                    ---------------------------------------------   ----------------------------
                                                WEIGHTED AVERAGE
                                     NUMBER     CONTRACTUAL LIFE      WEIGHTED       NUMBER     WEIGHTED AVERAGE
     RANGE OF EXERCISE PRICES       OF SHARES      (IN YEARS)      EXERCISE PRICE   OF SHARES    EXERCISE PRICE
     ------------------------       ---------   ----------------   --------------   ---------   ----------------
$ 1.44 - $ 8.81...................    4,201           6.24             $ 7.11         3,248          $ 6.76
  8.88 -  18.56...................    3,321           8.14              12.71         1,272           11.96
 18.63 -  34.19...................    4,387           9.20              27.11           244           27.53
 34.50 -  48.50...................      442           8.99              40.66            49           34.94
                                     ------           ----             ------         -----          ------
          Total...................   12,351           7.90             $16.92         4,813          $ 9.48
                                     ======           ====             ======         =====          ======

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

  Employee Stock Purchase Plan

     During 1994, the Company implemented an employee stock purchase plan ("ESPP") in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever is less. Approximately 7.0 million shares of common stock have been reserved for issuance under this plan. Approximately 1,292,000, 1,136,000 and 1,231,000 shares were issued under this plan during 1996, 1997 and 1998, respectively.

  Savings and Profit Sharing Plan

     Effective July 1, 1991, the Company adopted an annual Savings and Profit Sharing Plan covering eligible domestic employees. The Company authorized 6.5% and 4.1% of defined pre-tax profits to be allocated to the participants in 1996 and 1997, respectively. Payments to participants of the Savings and Profit Sharing Plan were $7.1 and $12.6 million in 1996 and 1997, respectively. No amounts were paid under the plan in 1998.

  Common Stock Repurchase Program

     In February 1995, the Company established an open market stock repurchase program. Under this program, the Company has spent $323.4 million in connection with the repurchase of 22.2 million shares of its common stock at an average price of $14.55 per share. The $323.4 million includes the acquisition price of Western Digital common stock and amounts paid to settle certain put option arrangements entered into in connection with the open market stock repurchase program.

  Pro Forma Information

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock options

                          WESTERN DIGITAL CORPORATION

(including shares issued under the Stock Option Plans and the ESPP, collectively called "options") granted subsequent to July 1, 1995, under the fair value method of that statement.

     The fair value of options granted in 1996, 1997 and 1998 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                     STOCK OPTION PLANS          ESPP PLAN
                                    --------------------    --------------------
                                    1996    1997    1998    1996    1997    1998
                                    ----    ----    ----    ----    ----    ----
Option life (in years)............  5.0     4.0     4.5     2.0     2.0     2.0
Risk-free interest rate...........  6.5%    6.0%    5.5%    6.5%    6.0%    5.5%
Stock price volatility............  .49     .58     .76     .49     .58     .76
Dividend yield....................   --      --      --      --      --      --

     The following is a summary of the per share weighted average fair value of stock options granted in the years listed below:

                                                     1996     1997      1998
                                                     -----    -----    ------
Options granted under the Stock Option Plans.......  $4.90    $9.10    $17.10
Shares granted under the ESPP Plan.................  $4.20    $6.75    $ 7.39

     The Company applies APB Opinion No. 25 in accounting for its stock option and ESPP plans and, accordingly, no compensation expense has been recognized for the options in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income (loss) and net earnings (loss) per share would have been reduced to the amounts indicated below:

                                                        YEAR ENDED
                                             ---------------------------------
                                             JUNE 29,    JUNE 28,    JUNE 27,
                                               1996        1997        1998
                                             --------    --------    ---------
Pro forma net income (loss) (in
  thousands)...............................  $92,870     $254,831    $(324,178)
Pro forma net earnings (loss) per share:
  Basic....................................  $  1.00     $   2.92    $   (3.70)
  Diluted..................................  $   .96     $   2.72    $   (3.70)

     Pro forma net income (loss) and net earnings (loss) per share reflects only options granted in the years ended June 29, 1996, June 28, 1997, and June 27, 1998. Therefore, the full impact of calculating compensation expense for options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted before July 2, 1995 is not considered.

NOTE 7. BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

     Western Digital currently operates in one industry segment -- the design, development, manufacture and marketing of hard drives for the computer marketplace. During 1996 and 1997, sales to Gateway 2000 and to IBM accounted for 11% and 13% of the Company's revenues, respectively. During 1998, sales to Compaq accounted for 14% of the Company's revenues.

     The Company's operations outside the United States include manufacturing facilities in Singapore and Malaysia as well as sales offices throughout the world.

     The following table summarizes operations by entities located within the indicated geographic areas for the past three years. United States revenues to unaffiliated customers include export sales to various countries in Eastern Europe and Asia of $674.1, $763.5, and $606.7 million in 1996, 1997, and 1998, respectively.

                          WESTERN DIGITAL CORPORATION

     Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $61.5, $62.8, and $77.6 million in 1996, 1997, and 1998, respectively, have been excluded in determining operating income (loss) by geographic region.

                                                     UNITED
                                                     STATES   EUROPE    ASIA    ELIMINATIONS   TOTAL
                                                     ------   ------   ------   ------------   ------
                                                                      (IN MILLIONS)
Year ended June 29, 1996
  Sales to unaffiliated customers..................  $2,084   $  735   $   46     $    --      $2,865
  Transfers between geographic areas...............     869       96    2,540      (3,505)         --
                                                     ------   ------   ------     -------      ------
  Revenues, net....................................  $2,953   $  831   $2,586     $(3,505)     $2,865
                                                     ======   ======   ======     =======      ======
  Operating income.................................  $   21   $    9   $  113     $    (4)     $  139
                                                     ======   ======   ======     =======      ======
  Identifiable assets..............................  $  569   $  143   $  276     $    (4)     $  984
                                                     ======   ======   ======     =======      ======
Year ended June 28, 1997
  Sales to unaffiliated customers..................  $2,980   $1,107   $   91     $    --      $4,178
  Transfers between geographic areas...............   1,340      167    3,646      (5,153)         --
                                                     ------   ------   ------     -------      ------
  Revenues, net....................................  $4,320   $1,274   $3,737     $(5,153)     $4,178
                                                     ======   ======   ======     =======      ======
  Operating income.................................  $  158   $   15   $  200     $    (8)     $  365
                                                     ======   ======   ======     =======      ======
  Identifiable assets..............................  $  733   $  186   $  404     $   (16)     $1,307
                                                     ======   ======   ======     =======      ======
Year ended June 27, 1998
  Sales to unaffiliated customers..................  $2,630   $  886   $   26     $    --      $3,542
  Transfers between geographic areas...............     998      166    3,324      (4,488)         --
                                                     ------   ------   ------     -------      ------
  Revenues, net....................................  $3,628   $1,052   $3,350     $(4,488)     $3,542
                                                     ======   ======   ======     =======      ======
  Operating income (loss)..........................  $ (271)  $    7   $   66     $   (20)     $ (218)
                                                     ======   ======   ======     =======      ======
  Identifiable assets..............................  $  907   $  116   $  455     $   (35)     $1,443
                                                     ======   ======   ======     =======      ======

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

                          WESTERN DIGITAL CORPORATION

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

Sales price.................................................  $ 32.4
Assets sold or written off:
  Inventory, net............................................   (18.0)
  Property and equipment....................................    (2.5)
  Prepaid expenses..........................................     (.5)
                                                              ------
Total assets sold or written off............................   (21.0)
Accruals for severance, facilities, contractual commitments
  and other miscellaneous items.............................   (11.4)
                                                              ------
                                                              $   --
                                                              ======

     As of June 29, 1996, $8.7 million of the accruals for severance, facilities, contractual commitments and other miscellaneous items remained. Substantially all of these accruals were utilized in 1997 to settle obligations resulting from the sale and related restructuring.

NOTE 9. EARNINGS (LOSS) PER SHARE

     As discussed in Note 1, the Company adopted SFAS No. 128 effective December 27, 1997. The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS No. 128.

                                                                 YEARS ENDED
                                                       -------------------------------
                                                       JUNE 29,   JUNE 28,   JUNE 27,
                                                         1996       1997       1998
                                                       --------   --------   ---------
Numerator:
  Numerator for basic and diluted earnings (loss)
     per share -- net income (loss).................   $96,894    $267,596   $(290,217)
Denominator:
  Denominator for basic earnings (loss) per share --
     weighted average number of common shares
     outstanding during the period..................    92,559      87,261      87,525
  Incremental common shares attributable to exercise
     of outstanding options, put options and ESPP
     contributions..................................     3,689       6,261          --
                                                       -------    --------   ---------
Denominator for diluted earnings (loss) per share...    96,248      93,522      87,525
                                                       =======    ========   =========
Basic earnings (loss) per share.....................   $  1.05    $   3.07   $   (3.32)
                                                       =======    ========   =========
Diluted earnings (loss) per share...................   $  1.01    $   2.86   $   (3.32)
                                                       =======    ========   =========

     Substantially all options were included in the computation of diluted earnings per share for 1996 and 1997. In 1998, 12.4 million shares relating to the possible exercise of outstanding stock options and 19.4 million shares issuable upon conversion of the convertible debentures were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

                          WESTERN DIGITAL CORPORATION

NOTE 10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    FIRST       SECOND*       THIRD       FOURTH**
                                                  ----------   ----------   ----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
  Revenues, net.................................  $  883,115   $1,118,647   $1,096,212   $1,079,883
  Gross profit..................................     112,889      163,389      184,855      189,150
  Operating income..............................      35,769       71,835       94,062       99,930
  Net income....................................      32,878       64,229       82,595       87,894
  Basic earnings per share......................         .38          .73          .95         1.02
  Diluted earnings per share....................  $      .36   $      .68   $      .88   $      .95
                                                  ==========   ==========   ==========   ==========
1998
  Revenues, net.................................  $1,090,164   $  969,564   $  831,294   $  650,503
  Gross profit (loss)...........................     161,059      (55,548)      36,279      (41,740)
  Operating income (loss).......................      72,063     (147,198)     (58,221)    (162,469)
  Net income (loss).............................      62,707     (145,183)     (45,022)    (162,719)
  Basic earnings (loss) per share...............         .72        (1.66)        (.51)       (1.84)
  Diluted earnings (loss) per share.............  $      .67   $    (1.66)  $     (.51)  $    (1.84)
                                                  ==========   ==========   ==========   ==========

---------------
 * Second quarter 1998 results include special charges of $148 million recorded primarily to cost of sales.

** Fourth quarter 1998 results include $22 million of costs recorded to research and development principally related to the start-up of the IBM Agreement.

                          WESTERN DIGITAL CORPORATION

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED JUNE 27, 1998
                                 (IN THOUSANDS)

                                                              ALLOWANCE FOR
                                                                DOUBTFUL
                                                                ACCOUNTS
                                                              -------------
Balance at July 1, 1995.....................................     $ 9,309
  Charges to operations.....................................       1,279
  Deductions................................................      (1,212)
                                                                 -------
Balance at June 29, 1996....................................       9,376
  Charges to operations.....................................       7,116
  Deductions................................................      (4,786)
                                                                 -------
Balance at June 28, 1997....................................      11,706
  Charges to operations.....................................       4,674
  Deductions................................................        (454)
                                                                 -------
Balance at June 27, 1998....................................     $15,926
                                                                 =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 1998.

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

     Separate consolidated financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end consolidated balance sheet.

     (3) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.2.2     By-laws of the Company, as amended March 20, 1997(14)
 3.3       Certificate of Agreement of Merger(2)
 3.4.1     Certificate of Amendment and Restatement of Certificate of
           Incorporation dated March 27, 1997(14)
 4.1       Rights Agreement between the Company and First Interstate
           Bank, Ltd., as Rights Agent, dated as of December 1, 1988
           (incorporated by reference to Exhibit 1 to the Company's
           Current Report on Form 8-K as filed with the Securities and
           Exchange Commission on December 12, 1988)
 4.2       Amendment No. 1 to Rights Agreement by and between the
           Company and First Interstate Bank, Ltd. dated as of August
           10, 1990 (incorporated by reference to Exhibit 1 to the
           Company's Current Report on Form 8-K as filed with the
           Securities and Exchange Commission on August 14, 1990)
 4.2.1     Amendment No. 2 to Rights Agreement dated as of January 19,
           1997, by and between Western Digital Corporation and
           American Stock Transfer & Trust Company, as Rights Agent
           (incorporated by reference to Exhibit 1 to the Company's
           Current Report on Form 8-K as filed with the Securities and
           Exchange Commission on February 5, 1997)
 4.3       Certificate of Designation, Preferences and Rights of Series
           A Junior Participating Preferred Stock of the Company
           (incorporated by reference to Exhibit A of Exhibit 1 to the
           Company's Current Report on Form 8-K as filed with the
           Securities and Exchange Commission on December 12, 1988)
 4.4       Purchase Agreement dated February 12, 1998, by and between the Company and the Initial Purchasers named therein(19)
 4.5       Indenture, dated as of February 18, 1998, between the
           Company and State Street Bank and Trust Company of
           California, N.A.(19)
 4.6       Registration Rights Agreement, dated as of February 18,
           1998, by and between the Company and the Initial Purchasers named therein(19)
 4.7       The Company's Zero Coupon Convertible Subordinated Debenture
           due 2018 and the Global Form of the Company's Zero Coupon
           Convertible Subordinated Debenture due 2018 (which is
           identical to the Company's Zero Coupon Convertible
           Subordinated Debenture due 2018, except for certain
           provisions as marked)(19)
10.1.3     Western Digital Corporation Amended and Restated Employee
           Stock Option Plan, as amended on November 13, 1997* **
10.3.2     Western Digital Corporation 1993 Employee Stock Purchase
           Plan, as amended on November 13, 1997* **
10.4       Receivables Contribution and Sale Agreements, dated as of
           January 7, 1994 by and between the Company, as seller, and
           Western Digital Capital Corporation, as buyer(5)
10.5       Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as
           administrative agent(5)
10.6       First Amendment to Receivables Purchase Agreement, dated
           March 23, 1994, by and between Western Digital Corporation, as seller and the Financial Institutions listed therein as bank purchasers and administrative agents(5)
10.7       Assignment Agreement, dated as of March 23, 1994, by and
           between J. P. Morgan Delaware as Bank Purchaser and Assignor and the Bank of California, N.A. and the Long-term Credit
           Bank of Japan, LTD., Los Angeles Agency, as Assignees(5)
10.8       Asset Purchase Agreement dated December 16, 1993 by and
           between Motorola, Inc. and Western Digital regarding the
           sale and purchase of Western Digital's wafer fabrication
           facilities and certain related assets(4)
10.10.1    Western Digital Corporation Deferred Compensation Plan, as
           amended and restated effective January 1, 1998(16)**

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.11      The Western Digital Corporation Executive Bonus Plan(6)**
10.11.1    Amendment No. 1 to the Western Digital Corporation Executive
           Bonus Plan* **
10.12      The Extended Severance Plan of the Registrant(6)**
10.12.1    Amendment No. 1 to the Company's Extended Severance
           Plan(11)**
10.13      Manufacturing Building Lease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of November
           9, 1993 (incorporated by reference to Exhibit 10.17.1 to the
           Company's Quarterly Report on Form 10-Q as filed with the
           Securities and Exchange Commission on January 25, 1994)
10.16.1    Western Digital Long-Term Retention Plan, as amended July
           10, 1997(15)**
10.17      Subleases between Wan Tien Realty Pte Ltd and Western
           Digital (Singapore) Pte Ltd dated as of September 1, 1991(1)
10.18      Sublease between Wan Tien Realty Pte Ltd and Western Digital
           (Singapore) Pte Ltd dated as of October 12, 1992(1)
10.21.1    The Company's Non-Employee Directors Stock-For-Fees Plan,
           Amended and Restated as of January 9, 1997(14)**
10.22      Office Building Lease between The Irvine Company and the
           Company dated as of January 13, 1988 (incorporated by
           reference to Exhibit 10.11 to Amendment No. 2 to the
           Company's Annual Report to Form 10-K as filed on Form 8 with the Securities and Exchange Commission on November 18,
           1988)(8)
10.30      The Company's Savings and Profit Sharing Plan(9)**
10.31      First Amendment to the Company's Savings and Profit Sharing
           Plan(9)**
10.32      Second Amendment to the Company's Savings and Profit Sharing
           Plan(10)**
10.32.1    Third Amendment to the Company's Retirement Savings and
           Profit Sharing Plan(12)**
10.32.2    Fourth Amendment to the Company's Retirement Savings and
           Profit Sharing Plan(14)**
10.32.3    Fifth Amendment to the Company's Retirement Savings and
           Profit Sharing Plan* **
10.33      The Company's Amended and Restated Stock Option Plan for
           Non-Employee Directors, amended as of July 10, 1997(15)**
10.34      Fiscal Year 1998 Western Digital Management Incentive
           Plan(15)**
10.38      Revolving Credit and Term Loan Agreement, dated as of
           January 28, 1998, among Western Digital Corporation,
           BankBoston, N.A. and other lending institutions listed
           therein(17)
10.38.1    First Amendment to Revolving Credit and Term Loan Agreement,
           dated as of February 13, 1998, among Western Digital
           Corporation, BankBoston, N.A. and other lending institutions named therein(18)
10.38.2    Second Amendment to Revolving Credit and Term Loan
           Agreement, dated as of February 25, 1998, among Western
           Digital Corporation, BankBoston, N.A. and other lending
           institutions named therein*
10.38.3    Third Amendment to Revolving Credit and Term Loan Agreement,
           dated as of June 26, 1998, among Western Digital
           Corporation, BankBoston, N.A. and other lending institutions named therein*
10.40      OEM Component Supply and Technology License Agreement, dated
           June 7, 1998, between Western Digital Corporation and IBM
           Corporation***
10.41      OEM Sales and Purchase Agreement, dated June 7, 1998,
           between Western Digital Corporation and IBM Corporation***
21         Subsidiaries of the Company
23         Consent of Independent Auditors
27         Financial Data Schedule

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
99.1       Press Release Regarding Judgment against Seagate Technology,
           Inc. in favor of Amstrad plc by the English Court(14)

---------------
   * New exhibit filed with this Report.

  ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 *** New exhibit filed with this Report, with confidential treatment requested.

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

(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 1997.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 12, 1997.

(16) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 5, 1998.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 1998.

(19) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.
     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1998.

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

                                          WESTERN DIGITAL CORPORATION

                                          By:         DUSTON M. WILLIAMS
                                            ------------------------------------
                                                     Duston M. Williams
                                                   Senior Vice President
                                                and Chief Financial Officer

Dated: September 1, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 1, 1998.

                       SIGNATURE                                                TITLE
                       ---------                                                -----
                  CHARLES A. HAGGERTY                           Chairman of the Board, President and
--------------------------------------------------------        Chief Executive Officer (Principal
                  Charles A. Haggerty                           Executive Officer)

                   DUSTON M. WILLIAMS                           Senior Vice President and Chief
--------------------------------------------------------        Financial Officer (Principal Financial
                   Duston M. Williams                           and Accounting Officer)

                  JAMES A. ABRAHAMSON                           Director
--------------------------------------------------------
                  James A. Abrahamson

                   PETER D. BEHRENDT                            Director
--------------------------------------------------------
                   Peter D. Behrendt

                      I. M. BOOTH                               Director
--------------------------------------------------------
                      I. M. Booth

                     IRWIN FEDERMAN                             Director
--------------------------------------------------------
                     Irwin Federman

                     ANDRE R. HORN                              Director
--------------------------------------------------------
                     Andre R. Horn

                    ANNE O. KRUEGER                             Director
--------------------------------------------------------
                    Anne O. Krueger

                    THOMAS E. PARDUN                            Director
--------------------------------------------------------
                    Thomas E. Pardun

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.2.2     By-laws of the Company, as amended March 20, 1997(14)
 3.3       Certificate of Agreement of Merger(2)
 3.4.1     Certificate of Amendment and Restatement of Certificate of
           Incorporation dated March 27, 1997(14)
 4.1       Rights Agreement between the Company and First Interstate
           Bank, Ltd., as Rights Agent, dated as of December 1, 1988
           (incorporated by reference to Exhibit 1 to the Company's
           Current Report on Form 8-K as filed with the Securities and
           Exchange Commission on December 12, 1988)
 4.2       Amendment No. 1 to Rights Agreement by and between the
           Company and First Interstate Bank, Ltd. dated as of August
           10, 1990 (incorporated by reference to Exhibit 1 to the
           Company's Current Report on Form 8-K as filed with the
           Securities and Exchange Commission on August 14, 1990)
 4.2.1     Amendment No. 2 to Rights Agreement dated as of January 19,
           1997, by and between Western Digital Corporation and
           American Stock Transfer & Trust Company, as Rights Agent
           (incorporated by reference to Exhibit 1 to the Company's
           Current Report on Form 8-K as filed with the Securities and
           Exchange Commission on February 5, 1997)
 4.3       Certificate of Designation, Preferences and Rights of Series
           A Junior Participating Preferred Stock of the Company
           (incorporated by reference to Exhibit A of Exhibit 1 to the
           Company's Current Report on Form 8-K as filed with the
           Securities and Exchange Commission on December 12, 1988)
 4.4       Purchase Agreement dated February 12, 1998, by and between the Company and the Initial Purchasers named therein(19)
 4.5       Indenture, dated as of February 18, 1998, between the
           Company and State Street Bank and Trust Company of
           California, N.A.(19)
 4.6       Registration Rights Agreement, dated as of February 18,
           1998, by and between the Company and the Initial Purchasers named therein(19)
 4.7       The Company's Zero Coupon Convertible Subordinated Debenture
           due 2018 and the Global Form of the Company's Zero Coupon
           Convertible Subordinated Debenture due 2018 (which is
           identical to the Company's Zero Coupon Convertible
           Subordinated Debenture due 2018, except for certain
           provisions as marked)(19)
10.1.3     Western Digital Corporation Amended and Restated Employee
           Stock Option Plan, as amended on November 13, 1997* **
10.3.2     Western Digital Corporation 1993 Employee Stock Purchase
           Plan, as amended on November 13, 1997* **
10.4       Receivables Contribution and Sale Agreements, dated as of
           January 7, 1994 by and between the Company, as seller, and
           Western Digital Capital Corporation, as buyer(5)
10.5       Receivables Purchase Agreement, dated as of January 7, 1994, by and among Western Digital Capital Corporation, as seller, the Company, as servicer, the Financial Institutions listed therein, as bank purchasers and J.P. Morgan Delaware, as
           administrative agent(5)
10.6       First Amendment to Receivables Purchase Agreement, dated
           March 23, 1994, by and between Western Digital Corporation, as seller and the Financial Institutions listed therein as bank purchasers and administrative agents(5)
10.7       Assignment Agreement, dated as of March 23, 1994, by and
           between J. P. Morgan Delaware as Bank Purchaser and Assignor and the Bank of California, N.A. and the Long-term Credit
           Bank of Japan, LTD., Los Angeles Agency, as Assignees(5)
10.8       Asset Purchase Agreement dated December 16, 1993 by and
           between Motorola, Inc. and Western Digital regarding the
           sale and purchase of Western Digital's wafer fabrication
           facilities and certain related assets(4)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.10.1    Western Digital Corporation Deferred Compensation Plan, as
           amended and restated effective January 1, 1998(16)**
10.11      The Western Digital Corporation Executive Bonus Plan(6)**
10.11.1    Amendment No. 1 to the Western Digital Corporation Executive
           Bonus Plan* **
10.12      The Extended Severance Plan of the Registrant(6)**
10.12.1    Amendment No. 1 to the Company's Extended Severance
           Plan(11)**
10.13      Manufacturing Building Lease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of November
           9, 1993 (incorporated by reference to Exhibit 10.17.1 to the
           Company's Quarterly Report on Form 10-Q as filed with the
           Securities and Exchange Commission on January 25, 1994)
10.16.1    Western Digital Long-Term Retention Plan, as amended July
           10, 1997(15)**
10.17      Subleases between Wan Tien Realty Pte Ltd and Western
           Digital (Singapore) Pte Ltd dated as of September 1, 1991(1)
10.18      Sublease between Wan Tien Realty Pte Ltd and Western Digital
           (Singapore) Pte Ltd dated as of October 12, 1992(1)
10.21.1    The Company's Non-Employee Directors Stock-For-Fees Plan,
           Amended and Restated as of January 9, 1997(14)**
10.22      Office Building Lease between The Irvine Company and the
           Company dated as of January 13, 1988 (incorporated by
           reference to Exhibit 10.11 to Amendment No. 2 to the
           Company's Annual Report to Form 10-K as filed on Form 8 with the Securities and Exchange Commission on November 18,
           1988)(8)
10.30      The Company's Savings and Profit Sharing Plan(9)**
10.31      First Amendment to the Company's Savings and Profit Sharing
           Plan(9)**
10.32      Second Amendment to the Company's Savings and Profit Sharing
           Plan(10)**
10.32.1    Third Amendment to the Company's Retirement Savings and
           Profit Sharing Plan(12)**
10.32.2    Fourth Amendment to the Company's Retirement Savings and
           Profit Sharing Plan(14)**
10.32.3    Fifth Amendment to the Company's Retirement Savings and
           Profit Sharing Plan* **
10.33      The Company's Amended and Restated Stock Option Plan for
           Non-Employee Directors, amended as of July 10, 1997(15)**
10.34      Fiscal Year 1998 Western Digital Management Incentive
           Plan(15)**
10.38      Revolving Credit and Term Loan Agreement, dated as of
           January 28, 1998, among Western Digital Corporation,
           BankBoston, N.A. and other lending institutions listed
           therein(17)
10.38.1    First Amendment to Revolving Credit and Term Loan Agreement,
           dated as of February 13, 1998, among Western Digital
           Corporation, BankBoston, N.A. and other lending institutions named therein(18)
10.38.2    Second Amendment to Revolving Credit and Term Loan
           Agreement, dated as of February 25, 1998, among Western
           Digital Corporation, BankBoston, N.A. and other lending
           institutions named therein*
10.38.3    Third Amendment to Revolving Credit and Term Loan Agreement,
           dated as of June 26, 1998, among Western Digital
           Corporation, BankBoston, N.A. and other lending institutions named therein*
10.40      OEM Component Supply and Technology License Agreement, dated
           June 7, 1998, between Western Digital Corporation and IBM
           Corporation***
10.41      OEM Sales and Purchase Agreement, dated June 7, 1998,
           between Western Digital Corporation and IBM Corporation***

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
21         Subsidiaries of the Company
23         Consent of Independent Auditors
27         Financial Data Schedule
99.1       Press Release Regarding Judgment against Seagate Technology,
           Inc. in favor of Amstrad plc by the English Court(14)

---------------
   * New exhibit filed with this Report.

  ** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

 *** New exhibit filed with this Report, with confidential treatment requested.

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

(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 1997.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 12, 1997.

(16) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 5, 1998.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 1998.

(19) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.