Form 10-Q
period 1998-09-26
WESTERN DIGITAL CORP
filed 1998-11-10
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 26, 1998.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _______________


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

      8105 Irvine Center Drive
--------------------------------------------------------------------------------
         Irvine, California                                  92618
(Address of principal executive offices)                  (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (949) 932-5000
              REGISTRANT'S WEB SITE: HTTP://WWW.WESTERNDIGITAL.COM

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

        Number of shares outstanding of Common Stock, as of October 24, 1998 is 88,762,544.

                           WESTERN DIGITAL CORPORATION

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of Operations - Three-Month Periods
                    Ended September 27, 1997 and September 26, 1998................        3

                    Consolidated Balance Sheets - June 27, 1998 and
                    September 26, 1998.............................................        4

                    Consolidated Statements of Cash Flows - Three-Month Periods
                    Ended September 27, 1997 and September 26, 1998................        5

                    Notes to Consolidated Financial Statements.....................        6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................        8

          Item3.    Quantitative and Qualitative Disclosures About Market Risk.....       18

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..............................................       19

          Item 6.   Exhibits and Reports on Form 8-K...............................       20

          Signatures...............................................................       21

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE-MONTH PERIOD ENDED
                                                         ------------------------------
                                                         SEPTEMBER 27,     SEPTEMBER 26,
                                                             1997              1998
                                                         ------------      ------------
Revenues, net ....................................        $1,090,164        $  650,858
Costs and expenses:
     Cost of revenues ............................           929,105           733,610
     Research and development ....................            42,302            51,921
     Selling, general and administrative .........            46,694            57,332
                                                          ----------        ----------
         Total costs and expenses ................         1,018,101           842,863
                                                          ----------        ----------
Operating income (loss) ..........................            72,063          (192,005)
Net interest income (expense) ....................             2,588            (2,653)
                                                          ----------        ----------
Income (loss) before income taxes ................            74,651          (194,658)
Provision for income taxes .......................            11,944                --
                                                          ----------        ----------
Net income (loss) ................................        $   62,707        $ (194,658)
                                                          ==========        ==========
Earnings (loss) per common share (Note 2):
         Basic ...................................        $      .72        $    (2.20)
                                                          ==========        ==========
         Diluted .................................        $      .67        $    (2.20)
                                                          ==========        ==========
Common shares used in computing per share amounts:
         Basic ...................................            86,742            88,545
                                                          ==========        ==========
         Diluted .................................            93,613            88,545
                                                          ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JUNE 27,          SEPTEMBER 26,
                                                                 1998                 1998
                                                              -----------        -------------
                          ASSETS
Current assets:
     Cash and cash equivalents.....................           $  459,830           $  404,153
     Accounts receivable, less allowance for doubtful
         accounts of $15,926 at June 27, 1998 and
         $16,926 at Sept. 26, 1998.................              369,013              378,295
     Inventories  (Note 3).........................              186,516              167,503
     Prepaid expenses..............................               36,763               35,572
                                                              ----------           ----------
         Total current assets......................            1,052,122              985,523
Property and equipment at cost, net................              346,987              350,888
Intangible and other assets, net...................               43,579               40,465
                                                              ----------           ----------
         Total assets..............................           $1,442,688           $1,376,876
                                                              ==========           ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................           $  330,130           $  403,336
     Accrued compensation..........................               23,697               33,800
     Accrued warranty..............................               47,135              101,501
     Accrued expenses..............................              187,617              169,221
                                                              ----------           ----------
         Total current liabilities.................              588,579              707,858
Long-term debt.....................................              519,188              525,307
Deferred income taxes..............................               17,163               16,949
Commitments and contingent liabilities
Shareholders' equity:
     Preferred stock, $.01 par value;
         Authorized: 5,000 shares
         Outstanding:  None........................                   --                   --
     Common stock, $.01 par value;
         Authorized:  225,000 shares
         Outstanding:  101,332 shares at June 27,
         1998 and at September 26, 1998............                1,013                1,013
     Additional paid-in capital....................              326,244              326,883
     Retained earnings.............................              197,849                3,191
     Treasury stock-common stock at cost;
         13,039 shares at June 27, 1998 and 12,629
         shares at Sept. 26, 1998 (Note 4).........             (207,348)            (204,325)
                                                              ----------           ----------
         Total shareholders' equity................              317,758              126,762
                                                              ----------           ----------
         Total liabilities and shareholders' equity           $1,442,688           $1,376,876
                                                              ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 THREE-MONTH PERIOD ENDED
                                                              -------------------------------
                                                              SEPTEMBER 27,     SEPTEMBER 26,
                                                                 1997               1998
                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) ................................        $  62,707         $(194,658)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used for) operating activities:
       Depreciation and amortization ..................           21,960            33,597
       Interest accrued on convertible debentures .....               --             6,119
       Changes in assets and liabilities:
         Accounts receivable ..........................          (22,377)           (9,282)
         Inventories ..................................          (64,900)           19,013
         Prepaid expenses .............................            3,560             1,191
         Accounts payable .............................           58,187            73,206
         Accrued compensation, accrued warranty and
           accrued expenses ...........................          (40,014)           46,073
         Other assets .................................              282             1,652
         Deferred income taxes ........................            8,349              (214)
                                                               ---------         ---------
            Net cash provided by (used for) operating
              activities ..............................           27,754           (23,303)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures, net ........................          (63,034)          (36,036)
     Increase in other assets .........................           (4,173)               --
                                                               ---------         ---------
            Net cash used for investing activities ....          (67,207)          (36,036)
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Exercise of stock options, including tax benefit
       in 1997.........................................            7,542               589
     Proceeds from ESPP shares issued .................            7,443             3,073
                                                               ---------         ---------
            Net cash provided by financing activities .           14,985             3,662
                                                               ---------         ---------
     Net decrease in cash and cash equivalents ........          (24,468)          (55,677)
     Cash and cash equivalents, beginning of period ...          208,276           459,830
                                                               ---------         ---------
     Cash and cash equivalents, end of period .........        $ 183,808         $ 404,153
                                                               =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes ..........        $   9,904         $   1,272
Cash paid during the period for interest ..............               --             1,012

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as of and for the year ended June 27, 1998.

2. The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS No. 128 (in thousands, except for per share amounts):

                                                               THREE-MONTH PERIOD ENDED
                                                             ------------------------------
                                                             SEPTEMBER 27,    SEPTEMBER 26,
                                                                 1997             1998
                                                             -------------    -------------
        Numerator:
        Numerator for basic and diluted earnings (loss)
          per share--net income (loss) ................        $  62,707        $(194,658)
                                                               =========        =========
        Denominator:
        Denominator for basic earnings (loss) per
          share--weighted average number of common
          shares outstanding during the period ........           86,742           88,545
        Incremental common shares attributable to
          exercise of outstanding options and ESPP
          contributions ...............................            6,871               --
                                                               ---------        ---------
        Denominator for diluted earnings (loss)
          per share ...................................           93,613           88,545
                                                               =========        =========
        Basic earnings (loss) per share ...............        $     .72        $   (2.20)
                                                               =========        =========
        Diluted earnings (loss) per share .............        $     .67        $   (2.20)
                                                               =========        =========

        Substantially all options were included in the computation of diluted earnings per share for the three-month period ended September 27, 1997. In the quarter ended September 26, 1998, 13.9 million shares relating to the possible exercise of outstanding stock options and 19.4 million shares issuable upon conversion of the convertible debentures were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

        On September 10, 1998, the Company's board of directors authorized and declared a dividend distribution of one Right for each share of Common Stock of the Company outstanding at the close of business on November 30, 1998, and authorized the issuance of one Right for each share of Common Stock of the Company issued from the Record Date until certain dates as specified in the Company's Rights Agreement dated as of October 15, 1998, pursuant to which the Company's existing shareholders rights plan will be replaced with a successor ten year plan. The Rights issued become exercisable for common stock at a discount from market value upon certain events related to a change in control.

3.      Supplemental Financial Statement Data (in thousands)

                                                               JUNE 27,           SEPTEMBER 26,
                                                                 1998                 1998
                                                              ----------          ------------
        Inventories
          Finished goods............................          $  126,363           $   98,515
          Work in process...........................              28,287               33,220
          Raw materials and component parts.........              31,866               35,768
                                                              ----------           ----------
                                                              $  186,516           $  167,503
                                                              ==========           ==========

                                                             SEPTEMBER 27,        SEPTEMBER 26,
                                                                 1997                 1998
                                                             -------------        ------------
        Net Interest Income (Expense)
          Interest income ..........................          $    2,588           $    5,292
          Interest expense..........................                  --               (7,945)
                                                              ----------           ----------
          Net interest income (expense).............          $    2,588           $   (2,653)
                                                              ==========           ===========

4. During the quarter ended September 26, 1998, the Company distributed 325,000 and 85,000 shares of its common stock in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for $3.7 million.

5. In the opinion of management, all adjustments necessary to fairly state the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended June 27, 1998.

6. In November 1998, the Company replaced its then existing secured revolving credit and term loan facility with a new facility ("Senior Bank Facility"). The Senior Bank Facility provides the Company with a $150 million revolving credit line and a $50 million term loan, both of which expire in November 2001. The term loan requires quarterly payments of $2.5 million beginning in September 1999 with the remaining balance due in November 2001. The Senior Bank Facility is secured by substantially all of the Company's assets. The availability under the revolving portion of the Senior Bank Facility is dependent on the borrowing base. At the option of the Company, borrowings bear interest at either Libor or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity and prohibits the payment of dividends. The $50 million term loan outstanding as of September 26, 1998 under the previous credit facility was repaid and replaced with the $50 million term loan under the Senior Bank Facility.

7. The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. Trial of this case commenced October 5, 1998 and is ongoing as of the date of this report. The Company believes that it has meritorious defenses to Amstrad's claims and is vigorously defending itself against the Amstrad claims and pressing its claims against Amstrad in this action. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

    Between December 12, 1997 and February 24, 1998, eight class action suits were filed against the Company and certain of its officers and directors. The complaints alleged that the Company issued false and misleading statements from July 25, 1996, through December 2, 1997 concerning the outlook for the Company's operations and earnings and that the Company issued false and misleading financial statements in fiscal years 1996 and 1997 by improperly deferring the write-down of obsolete inventory. The Company filed a motion to dismiss the amended consolidated complaint which was granted by the Court with prejudice, and on August 21, 1998, the case was dismissed. No appeal of the case was filed.

THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S INTENTIONS, PLANS, STRATEGIES, BELIEFS, FORECASTS OR CURRENT EXPECTATIONS WITH RESPECT TO, AMONG OTHER THINGS: (I) THE FINANCIAL PROSPECTS OF THE COMPANY; (II) THE COMPANY'S FINANCING PLANS; (III) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR OPERATING RESULTS; (IV) THE COMPANY'S STRATEGIES FOR GROWTH, OPERATIONS, AND PRODUCT DEVELOPMENT AND COMMERCIALIZATION; AND (V) CONDITIONS OR TRENDS IN OR FACTORS AFFECTING THE HARD DRIVE INDUSTRY. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. THESE RISKS INCLUDE, WITHOUT LIMITATION, THE HIGHLY COMPETITIVE NATURE OF THE HARD DRIVE INDUSTRY, WHICH IS CHARACTERIZED BY PERIODS OF SEVERE PRICE COMPETITION AND PRICE EROSION, WHICH CAN RESULT IN SHIFTING MARKET SHARE; AND RAPID TECHNOLOGICAL CHANGES, WHICH REQUIRE THE COMPANY TO CONTINUALLY DEVELOP NEW HARD DRIVE PRODUCTS INCORPORATING NEW TECHNOLOGY ON A TIMELY AND COST-EFFECTIVE BASIS, AND WHICH CAN ALSO ADVERSELY AFFECT THE VOLUME AND PROFITABILITY OF SALES OF EXISTING PRODUCTS AND INCREASE THE RISK OF INVENTORY OBSOLESCENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT, AS WELL AS THE COMPANY'S OTHER PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters. The three-month period ended September 26, 1998 is referred to herein as the first quarter of 1999 or the current quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the first quarter of 1999, the Western Digital Corporation (the "Company" or "Western Digital") recorded special charges of approximately $85 million, including $77 million to increase warranty reserves associated with the Company's last generations of thin film desktop products. Western Digital completed the transition in its desktop business to the newer magneto-resistive ("MR") head technology in the June 1998 quarter. The increase in the warranty reserves is based on recent experience with thin film returns which indicated a slightly higher return rate, higher cost of repair and a longer duration of returns within the warranty period. The special charges also include a $7.5 million provision for losses on terminated hedging contracts in the Malaysia Ringgit currency due to the Malaysian government's imposition of currency controls.

Consolidated revenues were $650.9 million in the first quarter of 1999, a decrease of 40% from the first quarter of the prior year. The lower revenues in the current quarter resulted from a 26% decline in hard drive unit shipments combined with reductions in the average selling prices ("ASP") of hard drive products due to an intensely competitive hard drive business environment. Consolidated revenues in the current quarter remained relatively unchanged from the immediately preceding quarter.

The 28 percentage point decline in gross profit margin from the corresponding period of the prior year was primarily related to competitive pricing pressures experienced in the desktop storage market during the first quarter of 1999 and the $77 million warranty-related special charges recorded to cost of sales in the current quarter. Excluding the aforementioned warranty charge, the gross profit margin in the first quarter of 1999 was (1)% as compared to 15% in the corresponding period of the prior year and (6)% in the immediately preceding quarter. The sequential improvement in gross profit margin was due to a slightly improved pricing environment in the current quarter as excess inventories in the hard drive industry declined to more sustainable levels. In addition, unit costs were reduced for the Company's desktop storage products because yields for MR-based products continued to improve with additional experience.

Research and development ("R&D") expense for the current quarter was $51.9 million, an increase of $9.6 million over the first quarter of the prior year and a decrease of $18.1 million from the immediately preceding quarter. The increase in absolute dollars spent from the corresponding period of the prior year is consistent with the Company's decision to develop a full line of enterprise storage products and to focus on regaining time to market leadership with its desktop storage products. The decrease in R&D expense from the immediately preceding quarter was primarily related to certain costs recorded in the fourth quarter of 1998 related principally to the start-up of the broad-based hard drive component supply and technology licensing agreement with IBM.

Selling, general and administrative ("SG&A") expense for the first quarter of 1999 was $57.3 million, an increase of $10.6 million and $6.6 million over the corresponding quarter of the prior year and the immediately preceding quarter, respectively. The increases relate primarily to the $7.5 million of foreign currency-related special charges recorded in the current quarter. The remaining increase over the first quarter of 1998 was the result of higher depreciation expense associated with the Company's recently implemented computer information systems.

Net interest expense for the current quarter was $2.7 million, compared with net interest income of $2.6 million in the corresponding quarter of 1998 and net interest expense of $.3 million in the immediately preceding quarter. The change from the first quarter of 1998 was primarily attributable to interest expense incurred on the Company's $50 million term loan, which was part of the Company's old revolving credit and term loan facility, and accrual of original issue discount on the Company's convertible subordinated debentures due 2018 ("Debentures"). No debt was outstanding during the first quarter of 1998. Partially offsetting this increase was incremental interest income earned on the cash and cash equivalents balance in the current period, which was higher than historical levels due to the proceeds from the sale of the Debentures and borrowings under the Senior Bank Facility. The increase in net interest expense from the immediately preceding quarter was primarily the result of lower average cash and cash equivalent balances in the current quarter.

The Company's effective tax rate of 16% recorded in the first quarter of the prior year resulted primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates. The Company did not provide income tax benefit on the loss incurred in the current quarter as it is not more likely than not that the resulting deferred tax assets could be realized.

ECONOMY OF ASIAN COUNTRIES

Several Asian countries recently have had large economic downturns and significant declines in the value of their currencies relative to the U.S. Dollar. The "Asian crisis" has reduced the market for the Company's products and may have helped some Asian hard drive companies become more competitive because they have been able to pay some of their costs in devalued currency while receiving their revenues in U.S. Dollars. In addition, recent events in Malaysia have heightened management's concerns about political instability and the associated risk to the Company's manufacturing operations in Malaysia. The Company is unable to predict what effect, if any, the factors associated with the Asian crisis will have on foreign economic conditions, the Company's customers or vendors or the Company's ability to compete in Asian markets.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1998, the Company had $404.2 million of cash and cash equivalents as compared with $459.8 million at June 27, 1998. Net cash used for operating activities was $23.3 million during the current quarter as compared to net cash provided by operating activities of $27.8 million in the corresponding period of the prior year. Cash flows resulting from lower inventories and higher current liabilities were more than offset by cash used to fund higher accounts receivable and the net loss (net of non-cash charges). Another significant use of cash during the current quarter was capital expenditures of $36.0 million, incurred primarily to upgrade the Company's media production capability and for normal replacement of existing assets.

In November 1998, the Company replaced its then existing secured revolving credit and term loan facility with a new facility ("Senior Bank Facility"). The Senior Bank Facility provides the Company with a $150 million revolving credit line and a $50 million term loan, both of which expire in November 2001. The term loan requires quarterly payments of $2.5 million beginning in September 1999 with the remaining balance due in November 2001. The Senior Bank Facility is secured by substantially all of the Company's assets. The availability under the revolving portion of the Senior Bank Facility is dependent on the borrowing base. At the option of the Company, borrowings bear interest at either Libor or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity and prohibits the payment of dividends. The $50 million term loan outstanding as of September 26, 1998 under the previous credit facility was repaid and replaced with the $50 million term loan under the Senior Bank Facility.

The Company owns approximately 34 acres of land in Irvine, California upon which, when business conditions are more favorable, it intends to obtain lease financing to construct new corporate headquarters. The new headquarters facility is not expected to materially increase the Company's occupancy costs. However, there can be no assurance that the Company will be successful in entering into a leasing arrangement for this property on terms that will be satisfactory to the Company, and other alternatives available to the Company upon expiration of its current headquarters lease could be more costly.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual and interim financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. For the period ended September 26, 1998 and all prior periods presented, the Company has not possessed any of the components of other comprehensive income. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings (loss) per share as currently reported.

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

YEAR 2000

The Company has considered the impact of Year 2000 issues on its products, computer systems and applications and has developed a remediation process. Remediation activities are underway, and the Company expects readiness and testing to be completed by June 1999 and full integration testing completed by July, 1999. Expenditures related to the Year 2000 project, which include normal replacement of existing capital assets, were approximately $5.0 million in 1998, $1.3 million in the current quarter and are expected to amount to approximately $35.0 million in total. For an additional discussion of Year 2000 issues, see Certain Risk Factors Affecting Western Digital Corporation and/or the Hard Drive Industry -- Year 2000 Issue.

CERTAIN FACTORS AFFECTING WESTERN DIGITAL CORPORATION AND/OR THE DISK DRIVE INDUSTRY

Highly Competitive Industry

The desktop portion of the hard drive industry consists of many competitors of various sizes and financial resources and is intensely competitive. The desktop hard drive industry continues to experience sustained oversupply and severe pricing pressures that the Company expects to continue during 1999. Current conditions in this market make it difficult to forecast the timing of any change in competitive conditions.

During 1996 and 1997, the Company significantly increased its market share in the desktop hard drive market, but the Company's market share eroded in 1998, primarily due to competitive conditions in the hard drive industry (with resulting cutbacks in production), the timing of the Company's transition from thin film to MR head technology and certain manufacturing and performance issues encountered as the Company continued thin film head technology at higher per platter capacities than its competitors. There can be no assurance that the Company will recover from these market share losses or avoid further erosion of market share. Seagate, Quantum, IBM, Maxtor, Fujitsu and Samsung are the Company's major competitors in the data storage business, and Maxtor, Fujitsu and Samsung have recently gained significant market share in the desktop market. The current intensely competitive conditions in this market adversely affected the Company's operating results for 1998 and for the first quarter of 1999 and make it difficult to forecast near-term operating results. The Company expects these conditions to continue during 1999.

The enterprise portion of the hard drive industry is more concentrated than the desktop portion, with the largest competitor, Seagate, having market share in excess of 50%. The other major competitors in this market are IBM and Fujitsu. The number of competitors in this market has increased with the recent entry of Quantum and the Company, and competition may continue to grow if Maxtor enters the enterprise market. With more competitors, price competition in the enterprise market is greater than in the past, and the Company expects that price competition will continue to increase, with resulting pressure on margins.

In general, the unit price for a given product in both the desktop and enterprise markets decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. Cost reductions result primarily from volume efficiencies, component cost reductions, manufacturing experience and design enhancements that are generally realized over the life of a product. Competitive pressures and customer expectations compel manufacturers to pass these cost reductions along as reductions in selling prices. The rate of general price decline accelerates when some competitors lower prices to absorb excess capacity, liquidate excess inventories or attempt to gain market share. Competition and continuing price erosion can adversely affect the Company's financial condition or operating results in any given quarter. Often, such adverse effects cannot be anticipated until late in a quarter, as happened during 1998.

Rapid Technological Change and Product Development

The demands of hard drive customers for greater storage capacity and higher performance have led to short product life cycles, which require the Company to constantly develop and introduce new drive products on a cost-effective and timely basis. The Company's ability to fund research and development to support rapid technological change depends upon its operating results and cash flows; reductions in such funding could impair the Company's ability to innovate and compete. Because of the Company's collaboration with IBM for high-end desktop hard drive technology, the Company will be subject to risks associated with IBM's research and development as well as its own. See "Technology License and Component Supply Transaction with IBM."

MR heads, which enable higher capacity per hard drive than conventional thin film or MIG inductive heads, became the leading recording head technology during 1998. Several of the Company's major competitors incorporated MR head technology into their products much earlier than the Company and, with higher capacity drives using MR heads, achieved time-to-market leadership with certain MR products. The Company completed its transition of desktop hard drives to MR head technology by the end of the fourth quarter of 1998 but continues to manufacture hard drives with thin film inductive heads for the lower capacity points of the enterprise market. The Company's focus is on regaining time-to-market leadership with its desktop MR products. Accordingly, the Company is currently qualifying its WD Caviar 3.4 and 4.3 GB per platter desktop MR drives with OEMs and collaborating with IBM to develop new products incorporating giant magneto-resistive ("GMR") head technology, the successor technology to MR. Failure of the Company to regain time-to-market leadership with products incorporating MR and GMR head technology in a timely manner, to qualify these products with key OEM customers, or to produce these products in sufficient volume could cause further erosion of the Company's market share and have an adverse effect on the Company's financial condition or operating results.

MR head technology has inherent areal density advantages which have resulted in an increase in the slope of the areal density curve, i.e., areal density is increasing at a more rapid rate than before. Because of the component cost savings inherent in increases in areal density, the rapid increase has shortened product life cycles and heightened the importance of time-to-market leadership. Use of GMR heads will further increase areal density and, although the integration of GMR heads in hard drives is not expected to be as complex or difficult as the transition from thin film to MR technology, the Company's ability to achieve time-to-market leadership will be dependent on its ability to qualify and effectively transition to GMR heads. Failure to achieve time-to-market leadership could have an adverse effect on the Company's financial condition or operating results.

Due to short product life cycles, the Company regularly engages in new product qualification with its customers. This customer qualification process is usually complicated, difficult and lengthy. Any failure or delay by the Company in qualifying new products with customers could adversely affect the Company's financial condition or operating results.

The Company's continued success in the enterprise hard drive market is heavily dependent on the successful development, timely introduction and market acceptance of new products, and failure to achieve such success could adversely affect the Company's financial condition or operating results. The Company's current line of enterprise products is based on a SCSI low profile (1" high) drive with capacity points up to 9.1 GBs. These products serve approximately 70-80% of the existing enterprise market; however, the Company must expand its product line to include designs for half high (1.6" high) drives, FC-AL interface and 10,000 rpm in order to become a full-line supplier in the enterprise market. Development, design, manufacturing and acceptance of these new enterprise products are subject to the various business risks discussed herein which are applicable to all hard drive product development. Additionally, the Company is facing staffing challenges, because additional engineers must be hired to complete the design and development process for the expansion of the enterprise product line. Competition worldwide for such personnel is intense, and there can be no assurance the Company will be able to attract and retain such additional personnel. The Company is currently in the product design and development phase of these additional enterprise products and expects to bring them to market during the next twelve months. If the Company is unable to build its enterprise infrastructure quickly enough to support this development schedule or encounters development delays or quality issues, it may miss the time-to-market windows on these new enterprise products, which could have an adverse effect on the Company's financial condition or operating results.

The Company experiences fluctuations in manufacturing yields that can materially affect the Company's operations, particularly in the start-up phase of new products or new manufacturing processes, and also at the end of a technology's life cycle, when refinements designed to fully exploit the product's technical potential can result in tighter manufacturing tolerances. With the continued pressures to shorten the time required to introduce new products, the Company must accelerate production learning curves to ensure timely achievement of acceptable manufacturing yields and costs. The Company's future is therefore dependent upon its ability to develop new products, qualify these new products with its customers, successfully introduce these products to the market on a timely basis and commence volume production to meet customer demands. If not carefully planned and executed, the transition to new products may adversely affect sales of existing products and increase risk of inventory obsolescence. A delay in the introduction or production of more cost-effective and/or more advanced products also can result in lower sales and lower gross margins. Because of rapid technological changes, the Company anticipates that sales of older products will decline as in the past and that sales of new products will continue to account for a significant portion of its revenues in the future. Failure of the Company to execute its strategy to achieve time-to-market in sufficient volume with new products, or any delay in the introduction of advanced and cost-effective products, could result in significantly lower revenue and gross margins. Some of these factors have already adversely affected the Company in connection with the maturation of and transition from thin film recording head technology to MR head technology. Inability to introduce or achieve volume production of competitive products on a timely basis has in the past and could in the future adversely affect the Company's financial condition or operating results.

Advances in magnetic, optical or other technologies, or the development of entirely new technologies, could result in the creation of competitive products that have better performance and/or lower prices than the Company's products. Companies such as TeraStor and Seagate are currently developing optically-assisted recording technologies. The initial products from such companies are expected to be high capacity and high price. Based on preliminary announcements, these products also appear to have lower performance attributes than the current enterprise storage products. The optically-assisted recording approaches used by these two companies are different at this time and have created some short-term confusion in the industry. Accordingly, the Company's strategy is to view optically-assisted recording as a potentially valid solution at some point in time, but to assume that the hard drive technologies currently in use will serve the Company for the foreseeable future. However, if the Company's assumption proves to be wrong, the Company could be late to integrate optically-assisted recording technology, which, in turn, could adversely effect the Company's financial condition or operating results.

Technology License and Component Supply Transaction with IBM

Several significant challenges to the Company have resulted from the IBM Agreement, including the need to adapt IBM's product designs to the high volume, fast cycle time production environment that is necessary to achieve the cost efficiencies required to compete in the high-volume desktop market. While the Company intends to utilize IBM's technological leadership to develop market leading hard drive products, the availability of IBM technology does not assure the Company's success. Successful development of hard drive products utilizing IBM technology will require the Company's engineers to integrate IBM technology and product designs into Western Digital products while continuing to conduct significant independent research and development activities. The IBM Agreement does not alleviate the research and development risk that has been inherent in the Company's business, and there can be no assurance that the Company will be successful incorporating the IBM technologies or components into successful products.

Additionally, because IBM will be the sole supplier of the head component for these desktop drives, the Company's business and financial results would be adversely affected if the heads manufactured by IBM fail to satisfy the Company's quality requirements or if IBM is unable to meet the Company's volume or delivery requirements. Western Digital believes that IBM's current and planned manufacturing capacity should be adequate to meet the Company's forecasted requirements. However, the future growth of sales of hard drives with IBM technology is dependent upon, among other things, IBM continuing to devote substantial financial resources to property, plant, equipment and working capital to support the manufacture of the components, as to which there can be no assurance.

The Company entered into the IBM Agreement with the expectation that IBM will continue to lead the hard drive industry in areal density and performance and that the Company will be able to leverage that leadership into time-to-market and time-to-volume leadership in the desktop PC hard drive market. If IBM does not maintain its areal density leadership, the Company may not be able to realize the competitive cost advantages in the high volume portion of the market that result from such leadership.

Although the IBM Agreement contains certain restrictions on IBM's ability to further license the subject technology to third parties, the IBM Agreement is not exclusive, and other hard drive manufacturers may also have access to heads produced by IBM and possibly to IBM designs and technology. Although the IBM Agreement has an initial term extending until 2001, maintenance of the agreement requires the Company to subscribe to particular product programs and to purchase specified quantities of components from IBM. If either party breaches the agreement or becomes subject to bankruptcy or similar proceedings, the other party may terminate the agreement. The IBM Agreement may also be terminated by a party upon a change of control of the other party, subject to certain conditions.

Fluctuating Product Demand

Demand for the Company's hard drive products depends on the demand for the computer systems manufactured by its customers and on storage upgrades to computer systems, which in turn are affected by computer system product cycles, end user demand for increased storage capacity and prevailing economic conditions. Although market research indicates that total computer system unit shipments are expected to continue to grow over the next several years, demand may fluctuate significantly from period to period, including potential increases in demand in response to Year 2000 remediation and potential decreases in demand in response to any declines in capital spending by U.S. businesses. Such fluctuations have in the past and may in the future result in deferral or cancellation of orders for the Company's products, which could have an adverse effect on the Company's financial condition or operating results.

The hard drive industry has also experienced seasonal fluctuations in demand. The Company has historically experienced relatively flat demand in the first quarter of a fiscal year as compared to the fourth quarter, while demand in the second quarter has historically been much higher than in the first quarter. Additionally, product shipments tend to be greatest in the third month of each quarter. Any failure by the Company to accurately match its product build plans to customer demand for any particular period could adversely affect the Company's operating results for that period.

Customer Concentration and Changing Customer Models

High volume customers for hard drives are concentrated among a small number of OEMs, distributors and retailers. Although the Company believes its relationships with key customers such as these are generally good, the concentration of sales to a relatively small number of major customers represents a business risk that loss of one or more accounts could adversely affect the Company's financial condition or operating results. Customer concentration is especially significant for the Company's enterprise business. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. The Company experienced reductions in its business with certain OEM customers in 1998, with resulting loss of revenue, largely as a result of delays and difficulties encountered in the Company's transition to MR head technology. If the Company encounters similar transition issues related to future products, customers' demand for the Company's drives can be expected to decline and the Company's financial condition or operating results could be adversely affected.

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

Dependence on Suppliers of Components

The Company is dependent on qualified suppliers for components, including recording heads, head stack assemblies, media and integrated circuits. A number of the components used by the Company are available from a single or limited number of outside suppliers. Some of these materials may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining these materials. As a result, the Company must allow for significant lead times when procuring certain materials and supplies. In addition, cancellation of orders for components due to cut-backs in production precipitated by market oversupply or transition to new products or technologies can result in payment of significant cancellation charges to suppliers. Because the Company is less vertically integrated than certain of its competitors, an extended shortage of required materials and supplies or the failure of key suppliers to meet the Company's quality, yield or production requirements could affect the Company more severely than competitors.

Under the Company's virtual vertical integration model, the Company does not manufacture the components for its hard drives, except for a significant portion of its media and printed circuit boards. Instead, the Company acquires components from third party vendors. The success of the Company's products depends in part on the timely availability and quality of leading-edge components, and the Company's ability to continue good relationships with key component suppliers, identify the most advantageous suppliers for specific products, and integrate components from various suppliers in product development and manufacturing. Additionally, difficult industry conditions may severely impact the Company's suppliers. Because the Company is not vertically integrated, it may be more adversely affected by the ability of its vendors to survive or adjust to market conditions. These risks may be particularly acute for products incorporating IBM technology because the Company is required to use IBM-supplied heads with those products. See "Technology License and Component Supply Agreement with IBM."

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

The Company's success depends in significant part on the proprietary nature of its technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. In addition to patent protection of certain intellectual property rights, the Company considers elements of its product designs and processes to be proprietary and confidential. The Company believes that its non-patentable intellectual property, particularly some of its process technology, is important for success. The Company relies upon employee, consultant, and vendor non-disclosure agreements and a system of internal safeguards to protect its proprietary information. Despite these safeguards, to the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

Use of Estimates

The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities. Such estimates include, but are not limited to, accruals for warranty against product defects, price protection and reserves on product sold to resellers, and reserves for excess, obsolete and slow moving inventories. The rapidly changing market conditions in the hard drive industry make it difficult to estimate such accruals and reserves and actual results may differ significantly from the Company's estimates and assumptions. Additionally, actual warranty costs could have a negative impact on the Company if the actual rate of drive failure or the cost of drive repair is greater than what the Company used to estimate the warranty expense accrual. Differences between actual results and such estimates and assumptions can result in adverse effects on the Company's financial condition or operating results.

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

In addition, lower cost, lower performance PC systems now account for a significant percentage of total PC sales. These systems, principally intended for the consumer marketplace, have generally been priced below $1,000 and typically contain lower capacity and performance hard drives. The Company currently participates in this market only to a limited extent. There can be no assurance that the Company will be able to develop lower cost hard drives that will successfully compete in this growing market.

Foreign Sales and Manufacturing Risks

Western Digital products are currently manufactured in Singapore and Malaysia, with substantially all of the printed circuit boards for the Company's desktop hard drive products being manufactured in Malaysia. The Company is subject to certain risks associated with foreign manufacturing, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, transportation delays, labor problems, trade restrictions, import, export, exchange and tax controls and reallocations, loss or non-renewal of favorable tax treatment under agreements with foreign tax authorities and changes in tariff and freight rates. Recent events in Malaysia have heightened concerns about political instability and the associated risk to the Company's manufacturing operations in Malaysia.

Several Asian countries recently have had large economic downturns and significant declines in the value of their currencies relative to the U.S. Dollar. The "Asian crisis" has reduced the market for the Company's products, and may have helped some Asian hard drive companies become more competitive because they have been able to pay some of their costs in devalued currency while receiving their revenue in U.S. Dollars. The Company is unable to predict what effect, if any, the factors associated with the Asian crisis will have on foreign economic conditions, the Company's customers or vendors or the Company's ability to compete in Asian markets.

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

Future Capital Needs

The hard drive industry is capital intensive, and in order to remain competitive, the Company will need to maintain adequate financial resources for capital expenditures, working capital and research and development. The Company may also require additional capital for other purposes not presently contemplated. If results of operations do not provide sufficient cash flow to meet the Company's needs for such expenditures, the Company could require additional debt or equity financing, and such equity financing could be dilutive to the

Company's existing shareholders. There can be no assurance that such additional funds will be available to the Company or available on favorable terms. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, working capital, and research and development expenditures, which could adversely affect the Company's financial condition or operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Foreign Exchange Contracts

The Company's practice has been to manage the impact of foreign currency exchange rate changes on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies by entering into short-term, forward exchange contracts. With this approach, the Company expects to minimize the impact of changing foreign exchange rates on the Company's operations. Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company has discontinued hedging its Malaysian Ringgit currency risk. Future hedging of this currency risk will depend on currency conditions in Malaysia. However, there can be no assurance that all foreign currency exposures will be adequately covered, and that the Company's financial condition or operating results will not be affected by changing foreign exchange rates.

Year 2000 Issue

The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs or microprocessors are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. As storage devices, the Company's hard drives are transparent to Year 2000 requirements. The Company believes its hard drive products are Year 2000 compliant, although other products previously sold by the Company may not be Year 2000 compliant. The Company anticipates that litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations, customer satisfaction issues and potential lawsuits.

The Company has committed personnel and resources to identify and resolve potential Year 2000 issues, both internally and externally (with respect to the Company's suppliers and customers) for both information technology assets and non-information technology assets.

As a general matter, the Company is vulnerable to its key suppliers' failure to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. The Company has also initiated formal communications with all of its significant suppliers and financial institutions to evaluate their Year 2000 readiness plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers and financial institutions to continue to provide goods and services to the Company. While all suppliers are being notified of Western Digital's Year 2000 compliance requirements, the Company has established specific Year 2000 compliance reviews with 144 critical suppliers in an effort to ensure that supply of production materials will not be interrupted. Specific Year 2000 program goals and timetables have been communicated to these suppliers and they are required to report their progress to the Company on a quarterly schedule. The Company is continuing to monitor the progress being reported by these suppliers and is actively engaged with a small number of companies who have fallen behind schedule. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue. Such failures could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company is in the process of communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

The Company is identifying Year 2000 dependencies in its internal systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 ready. The Company has completed an internal assessment of Year 2000 issues and is in the process of remediating critical systems. Each of the Company's business sites has identified critical administrative and operational systems for which contingency plans are being developed to ensure back-up processes are available in the event of a disruption caused by the Year 2000 problem. The Company's primary business transaction application developed by Oracle Corporation is undergoing extensive Year 2000 testing. By the end of November, 1998 testing of the base application, associated modifications and interfaces will be completed. Unit testing and systems level testing for all other key systems is currently being executed at each business site. It is anticipated that the results of these tests will be used to determine additional contingency requirements. Company-wide integration testing is scheduled for completion by the end of July, 1999.

The Company anticipates that its systems, equipment and processes will be substantially Year 2000 ready by the end of June 1999. Expenditures related to the Year 2000 project, which include normal replacement of existing capital assets, were approximately $5.0 million in 1998, $1.3 million in the current quarter and are expected to amount to approximately $35.0 million in total. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is in the process of developing contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company has discontinued hedging its Malaysian Ringgit currency risk. Future hedging of this currency will depend on currency conditions in Malaysia. The imposition of exchange controls by the Malaysian government resulted in a $7.5 million realized loss on terminated hedging contracts in the current quarter.

As of September 26, 1998, the Company had outstanding the following purchased foreign currency forward contracts (in millions, except average contract rate):

                                                      SEPTEMBER 26, 1998
                                           ---------------------------------------
                                           CONTRACT   WEIGHTED AVERAGE  UNREALIZED
                                            AMOUNT     CONTRACT RATE       LOSS*
                                           --------   ----------------  ----------
                                              (U.S. DOLLAR EQUIVALENT AMOUNTS)
Foreign currency forward contracts:
  Singapore Dollar.....................     $96.2           1.66           $3.0
                                            =====           ====           ====

------------
* The unrealized losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transactions are consummated, at which time the losses are offset by the decreased U.S. Dollar value of the local currency operating expenses.

DISCLOSURE ABOUT OTHER MARKET RISKS

At September 26, 1998, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $290 million, compared to the related carrying value of $475.3 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. Trial of this case commenced October 5, 1998 and is ongoing as of the date of this report. The Company believes that it has meritorious defenses to Amstrad's claims and is vigorously defending itself against the Amstrad claims and pressing its claims against Amstrad in this action. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

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

Between December 12, 1997 and February 24, 1998, eight class action suits were filed against the Company and certain of its officers and directors. The complaints alleged that the Company issued false and misleading statements from July 25, 1996, through December 2, 1997 concerning the outlook for the Company's operations and earnings and that the Company issued false and misleading financial statements in fiscal years 1996 and 1997 by improperly deferring the write-down of obsolete inventory. The Company filed a motion to dismiss the amended consolidated complaint which was granted by the Court with prejudice, and on August 21, 1998, the case was dismissed. No appeal of the case was filed.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have an adverse effect on its financial condition or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS:


         EXHIBIT
         NUMBER                      DESCRIPTION
         -------                     -----------
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company.(1)

         3.2      Bylaws of the Company.(1)

         4.1      Purchase Agreement dated February 12, 1998, by and between the
                  Company and the Initial Purchasers named therein.(2)

         4.2. Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A.(2)

         4.3 Registration Rights Agreement, dated as of February 18, 1998, by and between the Company and the Initial Purchasers named therein.(2)

         4.4      Form of the Company's Zero Coupon Convertible Subordinated
                  Debenture due 2018.(1)

         4.5      Form of Common Stock Certificate.(2)

        10.16.2   Western Digital Corporation Executive Retention Plan.* **

        10.34     Fiscal Year 1999 Western Digital Management Incentive Plan.* **

        27        Financial Data Schedule.

-------------
*   New exhibit filed with this Report.

** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1) Incorporated by reference to the Company's quarterly report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.


        (b) REPORTS ON FORM 8-K:

            On August 27, 1998, the Company filed a current report on Form 8-K to file its press release dated July 27, 1998 announcing its fourth quarter and fiscal year end results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WESTERN DIGITAL CORPORATION
                                            Registrant


                                            /s/ DUSTON WILLIAMS
                                            ----------------------------
                                            Duston M. Williams
                                            Senior Vice President
                                            and Chief Financial Officer


Date: November 10, 1998


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 3.1     Amended and Restated Certificate of Incorporation of the Company(1)

 3.2     Bylaws of the Company(1)

 4.1 Purchase Agreement dated February 12, 1998, by and between the Company and the Initial Purchasers named therein.(2)

 4.2     Indenture, dated as of February 18, 1998, between the Company and State
         Street Bank and Trust Company of California, N.A.(2)

 4.3 Registration Rights Agreement, dated as of February 18, 1998, by and between the Company and the Initial Purchasers named therein.(2)

 4.4 Form of the Company's Zero Coupon Convertible Subordinated Debenture due 2018.(1)

 4.5     Form of Common Stock Certificate.(2)

10.16.2  Western Digital Corporation Executive Retention Plan* **

10.34    Fiscal Year 1999 Western Digital Management Incentive Plan* **

27       Financial Data Schedule

-------------
*   New exhibit filed with this Report.

** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1) Incorporated by reference to the Company's quarterly report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.