Form 10-Q
period 1998-12-26
WESTERN DIGITAL CORP
filed 1999-02-08
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 26, 1998.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______

                          Commission file number 1-8703

                           WESTERN DIGITAL CORPORATION
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   95-2647125
           -----------------------------------------------------------
             (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)             Identification No.)

             8105 Irvine Center Drive
             Irvine, California                         92618
           -----------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (949) 932-5000
              REGISTRANT'S WEB SITE: HTTP://WWW.WESTERNDIGITAL.COM

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares outstanding of Common Stock, as of January 23, 1999 is 89,266,901.

                           WESTERN DIGITAL CORPORATION
                                      INDEX


                                                                                          PAGE NO.
                                                                                          --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of Operations - Three-Month Periods
                    Ended December 27, 1997 and December 26, 1998..................          3

                    Consolidated Statements of Operations - Six-Month Periods
                    Ended December 27, 1997 and December 26, 1998..................          4

                    Consolidated Balance Sheets - June 27, 1998 and
                    December 26, 1998..............................................          5

                    Consolidated Statements of Cash Flows - Six-Month Periods
                    Ended December 27, 1997 and December 26, 1998..................          6

                    Notes to Consolidated Financial Statements.....................          7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................         10

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....         20

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..............................................         21

          Item 4.   Submission of Matters to Vote of Security Holders..............         21

          Item 6.   Exhibits and Reports on Form 8-K...............................         22

          Signatures...............................................................         23

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE-MONTH PERIOD ENDED
                                                            ---------------------------------
                                                              DEC. 27,             DEC. 26,
                                                               1997                  1998
                                                            -----------           -----------
Revenues, net ....................................          $   969,564           $   738,590
Costs and expenses:
     Cost of revenues ............................            1,025,112               719,423
     Research and development ....................               44,472                50,363
     Selling, general and administrative .........               47,178                47,819
                                                            -----------           -----------
         Total costs and expenses ................            1,116,762               817,605
                                                            -----------           -----------
Operating loss ...................................             (147,198)              (79,015)
Net interest income (expense) (Note 3) ...........                2,015                (3,238)
                                                            -----------           -----------
Loss before income taxes .........................             (145,183)              (82,253)
Provision for income taxes .......................                   --                    --
                                                            -----------           -----------
Net loss .........................................          $  (145,183)          $   (82,253)
                                                            ===========           ===========
Loss per common share (Note 2):
         Basic ...................................          $     (1.66)          $      (.93)
                                                            ===========           ===========
         Diluted .................................          $     (1.66)          $      (.93)
                                                            ===========           ===========
Common shares used in computing per share amounts:
         Basic ...................................               87,319                88,888
                                                            ===========           ===========
         Diluted .................................               87,319                88,888
                                                            ===========           ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   SIX-MONTH PERIOD ENDED
                                                            ---------------------------------
                                                              DEC. 27,             DEC. 26,
                                                               1997                  1998
                                                            -----------           -----------
Revenues, net ....................................          $ 2,059,728           $ 1,389,448
Costs and expenses:
     Cost of revenues ............................            1,954,217             1,453,033
     Research and development ....................               86,774               102,284
     Selling, general and administrative .........               93,872               105,151
                                                            -----------           -----------
         Total costs and expenses ................            2,134,863             1,660,468
                                                            -----------           -----------
Operating loss ...................................              (75,135)             (271,020)
Net interest income (expense) (Note 3) ...........                4,603                (5,891)
                                                            -----------           -----------
Loss before income taxes .........................              (70,532)             (276,911)
Provision for income taxes .......................               11,944                    --
                                                            -----------           -----------
Net loss .........................................          $   (82,476)          $  (276,911)
                                                            ===========           ===========
Loss per common share (Note 2):
         Basic ...................................          $      (.95)          $     (3.12)
                                                            ===========           ===========
         Diluted .................................          $      (.95)          $     (3.12)
                                                            ===========           ===========
Common shares used in computing per share amounts:
         Basic ...................................               87,030                88,717
                                                            ===========           ===========
         Diluted .................................               87,030                88,717
                                                            ===========           ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 JUNE 27,             DEC. 26,
                                                                  1998                  1998
                                                               -----------           -----------
                              ASSETS

Current assets:
     Cash and cash equivalents ......................          $   459,830           $   353,660
     Accounts receivable, less allowance for doubtful
         accounts of $15,926 at June 27, 1998 and
         $17,926 at Dec. 26, 1998 ...................              369,013               371,960
     Inventories  (Note 3) ..........................              186,516               160,974
     Prepaid expenses ...............................               36,763                24,975
                                                               -----------           -----------
         Total current assets .......................            1,052,122               911,569
Property and equipment at cost, net .................              346,987               342,779
Intangible and other assets, net ....................               43,579                42,174
                                                               -----------           -----------
         Total assets ...............................          $ 1,442,688           $ 1,296,522
                                                               ===========           ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................          $   330,130           $   386,004
     Accrued compensation ...........................               23,697                34,218
     Accrued warranty ...............................               47,135                89,441
     Accrued expenses ...............................              187,617               191,112
                                                               -----------           -----------
         Total current liabilities ..................              588,579               700,775
Long-term debt ......................................              519,188               531,505
Deferred income taxes ...............................               17,163                16,711
Commitments and contingent liabilities
Shareholders' equity:
     Preferred stock, $.01 par value;
         Authorized: 5,000 shares
         Outstanding:  None .........................                   --                    --
     Common stock, $.01 par value;
         Authorized:  225,000 shares
         Outstanding:  101,332 shares at June 27,
         1998 and at December 26, 1998 ..............                1,013                 1,013
     Additional paid-in capital .....................              326,244               326,726
     Retained earnings (accumulated deficit) ........              197,849               (79,062)
     Treasury stock-common stock at cost;
         13,039 shares at June 27, 1998 and 12,222
         shares at Dec. 26, 1998 (Note 4) ...........             (207,348)             (201,146)
                                                               -----------           -----------
         Total shareholders' equity .................              317,758                47,531
                                                               -----------           -----------
         Total liabilities and shareholders' equity .          $ 1,442,688           $ 1,296,522
                                                               ===========           ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                             SIX-MONTH PERIOD ENDED
                                                                       -------------------------------
                                                                        DEC. 27,            DEC. 26,
                                                                          1997                1998
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................................       $   (82,476)        $  (276,911)
     Adjustments to reconcile net loss to net
     cash provided by (used for) operating activities:
       Depreciation and amortization ...........................            47,385              67,287
       Interest accrued on convertible debentures ..............                --              12,317
       Changes in assets and liabilities:
         Accounts receivable ...................................            65,184              (2,947)
         Inventories ...........................................           (60,930)             25,542
         Prepaid expenses ......................................               995              11,788
         Accounts payable ......................................           (23,469)             55,874
         Accrued compensation, accrued warranty and
           accrued expenses ....................................            65,798              56,322
         Other assets ..........................................               406               2,848
         Deferred income taxes .................................             1,112                (452)
                                                                       -----------         -----------
            Net cash provided by (used for ) operating
              activities .......................................            14,005             (48,332)
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net .................................          (111,791)            (60,097)
     Decrease (increase) in other assets .......................             5,500              (1,500)
                                                                       -----------         -----------
            Net cash used for investing activities .............          (106,291)            (61,597)
                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash used to repay bank debt (Note 6) .....................                --             (50,000)
     Proceeds from issuance of bank debt (Note 6) ..............                --              50,000
     Exercise of stock options, including tax benefit in 1998 ..             8,431               3,611
     Proceeds from ESPP shares issued ..........................             7,443               3,073
     Common stock repurchase program ...........................           (12,525)                 --
     Costs relating to credit facility .........................                --              (2,925)
                                                                       -----------         -----------
            Net cash provided by financing activities ..........             3,349               3,759
                                                                       -----------         -----------

     Net decrease in cash and cash equivalents .................           (88,937)           (106,170)
     Cash and cash equivalents, beginning of period ............           208,276             459,830
                                                                       -----------         -----------
     Cash and cash equivalents, end of period ..................       $   119,339         $   353,660
                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes ...................       $    12,308         $     3,317
Cash paid during the period for interest .......................                --               2,136


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

2. The following table illustrates the computation of basic and diluted loss per share under the provisions of SFAS No. 128 (in thousands, except for per share amounts):


                                                THREE-MONTH PERIOD ENDED                     SIX-MONTH PERIOD ENDED
                                          ----------------------------------           --------------------------------
                                            DEC. 27,               DEC. 26,               DEC. 27,            DEC. 26,
                                              1997                  1998                   1997                1998
                                          ------------          ------------           ------------        ------------
Numerator:
Numerator for basic and diluted
  loss per share--net loss .......        $   (145,183)         $    (82,253)          $    (82,476)       $   (276,911)
                                          ============          ============           ============        ============
Denominator:
Denominator for basic loss per
  share--weighted average number
  of common shares outstanding
  during the period ..............              87,319                88,888                 87,030              88,717
Incremental common shares
  attributable to exercise of
  outstanding options, ESPP
  contributions and convertible
  debentures .....................                  --                    --                     --                  --
                                          ------------          ------------           ------------        ------------
Denominator for diluted loss
  per share ......................              87,319                88,888                 87,030              88,717
                                          ============          ============           ============        ============
Basic loss per share .............        $      (1.66)         $       (.93)          $       (.95)       $      (3.12)
                                          ============          ============           ============        ============
Diluted loss per share ...........        $      (1.66)         $       (.93)          $       (.95)       $      (3.12)
                                          ============          ============           ============        ============


        For the three and six-month periods ended December 27, 1997 and December 26, 1998, 11.1 and 17.4 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. For the three and six-month periods ended December 26, 1998, an additional 19.4 million shares issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

        On September 10, 1998, the Company's board of directors authorized and declared a dividend distribution of one Right for each share of common stock of the Company outstanding at the close of business on November 30, 1998. In addition, the Company's board of directors authorized the issuance of one Right for each share of common stock of the Company issued from the Record Date until certain dates as specified in the Company's Rights Agreement dated as of October 15, 1998, pursuant to which the Company's existing shareholders rights plan will be replaced by a successor ten year plan. The Rights issued become exercisable for common stock at a discount from market value upon certain events related to a change in control.

3.      Supplemental Financial Statement Data (in thousands)



                                             JUNE 27,          DEC. 26,
                                               1998              1998
                                             --------          --------
Inventories
  Finished goods .....................       $126,363          $ 92,660
  Work in process ....................         28,287            32,069
  Raw materials and component parts...         31,866            36,245
                                             --------          --------
                                             $186,516          $160,974
                                             ========          ========


                                          THREE-MONTH PERIOD ENDED              SIX-MONTH PERIOD ENDED
                                         --------------------------           --------------------------
                                         DEC. 27,          DEC. 26,           DEC. 27,          DEC. 26,
                                           1997              1998               1997             1998
                                         --------          --------           --------          --------
Net Interest Income (Expense)
  Interest income ................       $  2,015          $  4,824           $  4,603          $ 10,115
  Interest expense ...............             --            (8,062)                --           (16,006)
                                         --------          --------           --------          --------
  Net interest income (expense)...       $  2,015          $ (3,238)          $  4,603          $ (5,891)
                                         ========          ========           ========          ========


4. During the six months ended December 26, 1998, the Company distributed 325,000 and 493,000 shares of its common stock in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for $6.7 million.

5. In the opinion of management, all adjustments necessary to fairly state the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended June 27, 1998.

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

7. The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. Trial of this case commenced October 5, 1998, and on January 5, 1999, with the jury deadlocked on the issue of liability, a mistrial was declared. Retrial of the case is set for March 1, 1999. The Company believes that it has meritorious defenses to Amstrad's claims and is vigorously defending itself against the Amstrad claims and pressing its claims against Amstrad in this action. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

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

8. On January 19, 1999, the Company initiated a restructuring program whereby it is combining its Personal Storage Division and Enterprise Storage Group into a single hard drive operating unit. The new Drive Products Division ("DPD") will combine design, manufacturing, materials, business and product marketing resources to address both the desktop and enterprise markets. The Company expects the move to result in efficiencies in every operating area from marketing, research and development to manufacturing and procurement. As a result of streamlining the two operations, the Tuas, Singapore facility will be closed and held for sale, and production of WD Enterprise drives will be transferred to the Company's nearby facility in Chai-Chee, Singapore. The restructuring program is expected to reduce worldwide employee headcount by approximately 750 employees. Write-offs of fixed assets and employee severance and relocation costs relating to the restructuring program are expected to result in a charge of approximately $45 million to the Company's results of operations for the quarter ending March 27, 1999. Of this amount, approximately $10 million is expected to utilize cash, primarily during the third quarter.

9. On February 1, 1999, the Company acquired Crag Technologies, a San Jose-based startup company that has focused on developing storage solutions for NT servers since its inception, at a cost of approximately $12 million. The purchase price includes Western Digital common stock and the assumption of certain liabilities. The Company plans to continue development efforts and expects to ship its first products developed by the new unit within 9 - 12 months. The acquisition is expected to result in a one-time charge for in-process research and development of approximately $12 million to the Company's results of operations for the quarter ending March 27, 1999.

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as amended, that involve risks and uncertainties. Forward-looking statements can typically be identified by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast," and the like. These statements appear in a number of places in this Report and include statements regarding the intentions, plans, strategies, beliefs or current expectations of the Company, its directors or its officers, with respect to, among other things:

        o  the financial prospects of the Company;
        o  the Company's financing plans;
        o trends affecting the Company's financial condition or operating results;
        o the Company's strategies for growth, operations, and product development and commercialization; and
        o conditions or trends in or factors affecting the computer or hard drive industry

        Forward-looking statements are based on current expectations, do not guarantee future performance and involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The information contained in "Certain Factors Affecting Western Digital Corporation and/or the Disk Drive Industry" of this Report as well as in the Company's other periodic reports on Form 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission, identifies important factors that could cause such differences.

Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters. The three-month period ended December 26, 1998 is referred to herein as the second quarter of 1999 or the current quarter.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On January 19, 1999, the Company initiated a restructuring program whereby it is combining its Personal Storage Division and Enterprise Storage Group into a single hard drive operating unit. The new Drive Products Division ("DPD") will combine design, manufacturing, materials, business and product marketing resources to address both the desktop and enterprise markets. The Company expects the move to result in efficiencies in every operating area from marketing, research and development to manufacturing and procurement. As a result of streamlining the two operations, the Tuas, Singapore facility will be closed and held for sale, and production of WD Enterprise drives will be transferred to the Company's nearby facility in Chai-Chee, Singapore. The restructuring program is expected to reduce worldwide employee headcount by approximately 750 employees. Write-offs of fixed assets and employee severance and relocation costs relating to the restructuring program are expected to result in a charge of approximately $45 million to the Company's results of operations for the quarter ended March 27, 1999. Of this amount, approximately $10 million is expected to utilize cash, primarily in the third quarter.

On February 1, 1999, the Company acquired Crag Technologies, a San Jose-based startup company that has focused on developing storage solutions for NT servers since its inception, at a cost of approximately $12 million. The purchase price includes Western Digital common stock and the assumption of certain liabilities. The Company plans to continue development efforts and expects to ship its first products developed by the new unit within 9 - 12 months. The acquisition is expected to result in a one-time charge for in-process research and development of approximately $12 million to the Company's results of operations for the quarter ending March 27, 1999.

RESULTS OF OPERATIONS

Consolidated revenues were $738.6 million in the second quarter of 1999, a decrease of 24% from the second quarter of the prior year and an increase of 13% from the immediately preceding quarter. Consolidated revenues were $1.4 billion in the first six months of 1999, down 33% from the corresponding period of 1998. The lower revenues in the three and six-month periods ended December 26, 1998 resulted from 7% and 17% declines in hard drive unit shipments from the comparable periods of 1998, respectively, combined with reductions in the average selling prices ("ASP") of hard drive products due to an intensely competitive hard drive business environment. The higher revenues in the current quarter compared to the immediately preceding quarter were due to a 17% increase in hard drive unit shipments, partially offset by slightly lower ASPs.

Consolidated gross profit margin increased 8 and 15 percentage points from the second quarter of 1998 and the immediately preceding quarter, respectively. The gross profit margin in the second quarter of 1998 and the first quarter of 1999 included special charges of $148 million and $77 million, respectively. The $148 million special charge recorded in the second quarter of 1998 included estimated component cancellation charges, inventory and other asset write-downs, costs incurred on terminated mobile PC engineering programs, and other estimated incremental costs related to the production, sale, and accelerated wind-down of thin film products and ramp-up of products with magneto-resistive ("MR") heads. The $77 million special charge recorded in the first quarter of 1999 was made to increase warranty reserves associated with the Company's last generation of thin film desktop products because experience indicated a slightly higher return rate, higher cost of repair and longer duration of returns within the warranty period for these products.

Excluding the special charges, the gross profit margin in the second quarter of 1999 was 3% as compared to 10% in the corresponding period of the prior year and -1% in the immediately preceding quarter. The 7 percentage point decline in gross profit margin from the second quarter of 1998 was primarily related to lower ASPs for the Company's products. The sequential improvement in gross profit margin was due to an improved pricing environment, as demand for desktop hard drives increased, and a reduction in desktop unit costs as a result of improved time-to-market performance for the Company's latest generation of MR-based desktop storage products. Excluding the aforementioned special charges, consolidated gross profit margin for the first six months of 1999 was 1% as compared to 12% in the corresponding period of the prior year. The decline in gross profit margin was primarily related to lower ASPs for the Company's products.

Research and development ("R&D") expense for the current quarter was $50.4 million, an increase of $5.9 million from the second quarter of the prior year and a decrease of $1.6 million from the immediately preceding quarter. R&D expense for the first six months of 1999 was $102.3 million, an increase of $15.5 million from the same period of 1998. The increase in absolute dollars spent from the corresponding periods of the prior year were consistent with the Company's decision to develop a full line of enterprise storage products and to focus on regaining time-to-market leadership with its desktop storage products.

Selling, general and administrative ("SG&A") expense for the second quarter of 1999 was $47.8 million, an increase of $.6 million over the corresponding quarter of the prior year and a decrease of $9.5 million from the immediately preceding quarter. The sequential decrease related primarily to the $7.5 million of foreign currency-related special charges recorded in the first quarter of 1999 for losses on terminated hedging contracts on the Malaysian Ringgit currency due to the Malaysian government's imposition of currency controls. SG&A expense was $105.2 million for the first six months of 1999, up $11.3 million the same period of 1998. The increase was primarily the result of the aforementioned foreign currency-related special charges and higher depreciation expense associated with the Company's recently implemented computer information systems.

Net interest expense for the current quarter was $3.2 million, compared with net interest income of $2.0 million in the corresponding quarter of 1998 and net interest expense of $2.7 million in the immediately preceding quarter. Net interest expense was $5.9 million for the first six months of 1999 as compared to net interest income of $4.6 million in the corresponding period of 1998. The changes from the comparable periods of 1998 were primarily attributable to interest expense incurred on the Company's $50 million term loan, which is part of the Company's Senior Bank Facility, and accrual of original issue discount on the Company's convertible subordinated debentures due 2018 ("Debentures"). No debt was outstanding during the first six months of 1998. Partially offsetting this increase was incremental interest income earned on the cash and cash equivalents balance in the current periods, which was higher than historical levels due to the proceeds from the sale of the Debentures and borrowings under the Senior Bank Facility. The increase in net interest expense from the immediately preceding quarter was primarily the result of lower average cash and cash equivalent balances in the current quarter.

The provision for income taxes recorded in the first six months of 1998 resulted from earnings from certain foreign subsidiaries. The Company did not provide income tax benefit on the loss incurred in the first half of 1999 as it is not more likely than not that the resulting deferred tax assets could be realized.

LIQUIDITY AND CAPITAL RESOURCES

At December 26, 1998, the Company had $353.7 million of cash and cash equivalents as compared with $459.8 million at June 27, 1998. Net cash used for operating activities was $48.3 million during the first six months of 1999 as compared to net cash provided by operating activities of $14.0 million in the corresponding period of the prior year. Cash flows resulting from lower inventories and higher current liabilities were more than offset by the net loss (net of non-cash charges). Another significant use of cash during the first six months of 1999 was capital expenditures of $60.1 million, incurred primarily to upgrade the Company's media production capability and for normal replacement of existing assets.

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

The Company owns approximately 34 acres of land in Irvine, California upon which, when business conditions are more favorable, it intends to obtain lease financing to construct new corporate headquarters. The new headquarters facility is not expected to materially increase the Company's occupancy costs. However, there can be no assurance that the Company will be successful in entering into a leasing arrangement for this property on terms that will be satisfactory to the Company, and other alternatives available to the Company upon expiration of its current headquarters lease in June 2000 could be more costly.

The Company believes that its current cash balances combined with cash flow from operations and the Senior Bank Facility will be sufficient to meet its working capital needs for the foreseeable future. However, the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading "Certain Factors Affecting Western Digital Corporation and/or the Disk Drive Industry."

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual and interim financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. For the three and six-month periods ended December 26, 1998 and all prior periods presented, the Company has not possessed any of the components of other comprehensive income. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or loss per share as currently reported.

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

YEAR 2000

The Company has considered the impact of Year 2000 issues on its products, computer systems and applications and has developed a remediation process. Remediation activities are underway, and the Company expects readiness and testing to be completed by June 1999 and full integration testing completed by July, 1999. Expenditures related to the Year 2000 project, which include normal replacement of existing capital assets, were approximately $5.0 million in 1998, $2.5 million in the first half of 1999 and are expected to amount to approximately $35.0 million in total. For an additional discussion of Year 2000 issues, see Certain Risk Factors Affecting Western Digital Corporation and/or the Hard Drive Industry -- Year 2000 Issue.

CERTAIN FACTORS AFFECTING WESTERN DIGITAL CORPORATION AND/OR THE DISK DRIVE INDUSTRY

Highly Competitive Industry

The price of hard drives decreases over time due to increases in supply, cost reductions and technological advances. This price erosion accelerates when one or more competitors reduce prices to liquidate excess inventories or attempt to gain market share. In addition, hard drive customers consistently demand greater storage capacity and higher performance, which requires us to continually develop products that incorporate new technology on a timely and cost-effective basis. This in turn reduces the volume and profitability of sales of existing products and increases the risk of inventory obsolescence.

The desktop portion of the hard drive industry is intensely competitive and characterized by periods of oversupply and severe price erosion. During 1996 and 1997, we significantly increased our share of the desktop market, but most of these gains were lost during 1998 for the following reasons:

                  o our decision to reduce production in the face of industry oversupply and rapidly declining prices

                  o our late transition to magneto-resistive ("MR") head technology

                  o manufacturing and performance issues encountered as we continued to produce thin film head products at higher storage capacities than our competitors.

The enterprise portion of the hard drive industry is more concentrated, with Seagate Technology having the largest market share. Performance, quality, and reliability are even more important to the users of high-end products than to users in the desktop market. However, this market has recently become much more price competitive, and we expect this trend to continue.

Data Storage Industry Risks

Our hard drives are components in computer systems. Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. In calendar 1998, for example, the growth in desktop PC sales slowed significantly, causing a sharp decline in demand for hard drives. When the supply of hard drives exceeds demand, as it did in calendar 1998, the oversupply of available products causes higher than anticipated inventory levels and intense price competition. We expect that this situation will occur again in the future.

Rapid Technological Change and Product Development

The hard drive industry is characterized by rapid technological changes, particularly in recording head technology. MR heads, which enable higher capacity per hard drive than conventional heads, became the leading recording head technology during early 1998. Several of our major competitors incorporated MR head technology into their products much earlier than we did and achieved time-to-market leadership with some MR products. We completed our transition of desktop hard drives to MR head technology by the end of 1998, and we are now beginning our transition to giant magneto-resistive ("GMR") heads, the next recording head technology. However, if we fail to:

                  o regain time-to-market leadership with products incorporating MR and then GMR head technology

                  o qualify these products with key customers on a timely basis

                  o   produce these products in sufficient volume

then our market share could continue to fall and harm our operating results. Our transition to GMR recording technology is our next important challenge. We have just begun manufacturing our first hard drives with GMR technology, and therefore it is too early for us to know how successful we will be in making this technology transition compared to our competitors.

If we are to succeed in the enterprise hard drive portion of the market, we must successfully develop and timely introduce new products, and we must increase the number of customers for our products. As we expand our product line, one of the many challenges we face is staffing. Hiring additional qualified engineers is difficult because competition world-wide for skilled hard drive development engineers is intense. We also may encounter development delays or quality issues which may adversely affect the introduction of new products. If we experience any of these setbacks, we may miss crucial delivery time windows on these new enterprise products, which would likely harm our operating results.

Due to short product life cycles, we must regularly engage in new product qualification with our customers. This process is typically complicated and lengthy, and any failure or delay in qualifying new products with a customer can result in our losing sales to that customer until the next generation of products is introduced. Most of our customers qualify only a few vendors for each product. This issue is particularly acute in the enterprise portion of the market because the product life cycles for enterprise hard drives are longer than those for desktop drives.

With the continued pressures to shorten the time required to introduce new products, we must reduce the time to achieve acceptable manufacturing yields and costs. Our inability to do so has harmed our operating results in the past and could do so again in the future.

Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. Some of our competitors are developing optically assisted recording products, but we have decided not to pursue this technology at this time. If optically assisted recording products prove to be superior in performance or cost per unit of capacity, we could be at a competitive disadvantage to the companies offering those products.

Component Supply and Technology License Agreement with International Business Machines Corporation ("IBM")

In June, 1998, we entered into a broad-based hard drive component supply and technology licensing agreement with IBM. This agreement enables us to incorporate IBM's technology, designs and hard drive components into our desktop products. Implementation of this agreement presents several significant challenges:

                  o most important, the need to adapt IBM's product designs and manufacturing processes so that the hard drives with IBM technology can be manufactured by us at a low enough cost to compete in the high-volume desktop market

                  o our engineers must integrate IBM technology into our products while continuing to conduct our own research and development activities

IBM will be our sole supplier of the head components for desktop hard drives manufactured under this agreement. Our business and operating results would be harmed if those heads fail to satisfy our quality requirements or if IBM is unable to meet our volume or delivery requirements. While we believe that IBM's current and planned manufacturing capacity will meet our projected requirements, growth of our sales of hard drives with IBM technology is dependent upon IBM continuing to devote substantial financial resources to support the manufacture of the components.

We entered into the agreement expecting that IBM will continue to lead the hard drive industry in storage capacity and performance. We also believed that we could leverage that leadership into our own time-to-market and time-to-volume advantage in the desktop portion of the market. If IBM does not maintain that leadership, we may not realize the benefits we had anticipated.

Although the agreement contains restrictions on IBM's ability to license its technology to other companies, it is not exclusive, and competitors may have access to both the products and the underlying technology. The agreement continues until 2001, subject to several conditions including our commitment to purchase specified quantities of components from IBM.

Customer Concentration and Changing Customer Models

High volume customers for hard drives are concentrated among a small number of computer manufacturers, distributors and retailers. We believe our relationships with key customers are generally good. However, if we were to lose one or more accounts, it could harm our operating results. Our customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with us at will. We have experienced reductions in our business, with resulting loss of revenue, with some customers largely as a result of delays and difficulties encountered in our transition to MR head technology. Future changes in purchase volume or customer relationships resulting in decreased demand for our hard drives, whether by loss of or delays in orders, could harm our operating results.

The bottom line in our industry is that we must adapt to the ever changing needs and desires of our customers. The trend among our customers is to hold smaller inventories of components such as hard drives. This forces us to maintain a base stock of product in locations adjacent to our customers' manufacturing facilities and also complicates management of our inventory.

Some of our customers are considering or have already implemented a "channel assembly" model in which the customer ships a minimal computer system to a dealer or other assembler. We then ship parts directly to the assembler for installation at its location. This exposes us to risk of inventory mismanagement by both the customer and the assembler. Furthermore, if the assemblers are not properly trained in manufacturing processes, it could increase the number of product returns resulting from damage during assembly or improper installation. The channel assembly model requires proper alignment between the customer and us and requires us to retain more of our product in inventory. We are therefore exposed to increased risk of inventory obsolescence.

Dependence on Suppliers of Components

We depend on qualified suppliers for components. We qualify suppliers much as customers qualify us, and it is an arduous process. A number of the components used by us are available from a single or limited number of outside suppliers. If a component is in short supply or a supplier fails to qualify a component, we may experience delays or increased costs in obtaining that component. To reduce this risk, we attempt to provide significant lead times when buying these components. We may have to pay significant cancellation charges to suppliers if we cancel orders, whether because of market oversupply or transition to new products or technologies. This occurred in 1998 when we accelerated our transition to MR recording head technology. Because we manufacture fewer of our components than our competitors, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could harm us more severely than our competitors.

Limitations on Protection and Use of Intellectual Property

The hard drive industry has been characterized by significant litigation, including, but not limited to, litigation relating to patent and other intellectual property rights as well as products liability claims. From time to time, we receive notices of alleged patent infringement or notice of patents from patent holders. If we receive a valid claim of infringement we may be required to obtain a license or cross license from the patent holder or we may have to modify our existing technology or design new non-infringing technology. Either of these solutions can increase our costs and harm our operating results. We may also be liable for any past infringement. We are currently evaluating several such notices of infringement. One of them involves a company called Papst Licensing, which is asserting claims relating to several motor patents. In 1994 Papst Licensing brought suit against us in federal court in California alleging infringement by us of five of these motor patents. The patents relate to disk drive motors that we purchase from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified us that it intends to reinstate the suit if we do not agree to enter into a license agreement with Papst. Papst has also put us on notice with respect to several additional patents. Although we do not believe that the outcome of this matter will materially harm our operating results, loss of any intellectual property litigation could force us to pay a large amount of money and/or prohibit us from manufacturing some products. In addition, the costs of defending such litigation may be high, regardless of the outcome.

Our success depends in significant part on the proprietary nature of our technology. Our patents may not provide us with meaningful advantages and may be challenged. In addition to patent protection of certain intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We also believe that our non-patentable intellectual property, particularly some of our process technology, is an important factor in our success. We rely upon employee, consultant and vendor non-disclosure agreements and a system of internal safeguards to protect our proprietary information. Despite these safeguards, to the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States.

Estimates May be Changed or May be Different than Actual Results

We have made and continue to make a number of estimates and assumptions relating to the reporting of assets and liabilities. These estimates include, but are not limited to:

                  o   accruals for warranty against product defects

                  o price adjustment reserves on products sold to resellers and distributors

                  o   reserves for excess, obsolete and slow moving inventories

                  o   reserves for accounts receivable

                  o   estimates of product returns

The rapidly changing market conditions in the hard drive industry make it difficult to estimate such accruals, and reserves and actual results may differ significantly from our estimates and assumptions.

Fluctuations in Quarterly Results

We typically book and ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult to match our product build plans to customer demand for that quarter. If we do not forecast total quarterly demand accurately, it can have a material adverse effect on our quarterly results. Also, our operating results have been, and may in the future be, subject to significant quarterly fluctuations as a result of a number of other factors including:

o   the timing of orders from and shipment of products to major customers
o   our product mix
o   changes in the prices of our products
o   manufacturing delays or interruptions
o   acceptance by customers of competing products in lieu of our products
o   variations in the cost of components for our products
o limited access to components that we obtain from a single or a limited number of suppliers
o   competition and consolidation in the data storage industry
o   seasonal and other fluctuations in demand for computers
o   general economic conditions.

Potential Harm from Changing Market Demands

Over the past two years the consumer market for desktop computers has shifted significantly towards lower priced systems, especially those systems priced below $1,000. These computers typically have hard drives with lower capacity and performance than those which we produce. We currently participate in this market only to a limited extent. If the market for those lower price systems continues to grow and we do not develop lower cost hard drives that can successfully compete in this market, our market share could continue to fall.

The market for hard drives is becoming more complex and fragmented. As broadcasting and communications are increasingly digitized, industry analysts expect that the technology of computers and consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. We have recently entered into an agreement with Sony Corporation to develop a new hard drive for consumer audio and video applications. Some of our competitors have announced the development of similar products. It is much too early to assess the impact, if any, of these new developments or forecast any future market demands.

Foreign Manufacturing Risks

Our products are currently manufactured in Singapore and Malaysia. We are subject to some risks associated with foreign manufacturing, including, but not limited to:

           o obtaining requisite United States and foreign governmental permits and approvals

           o   currency exchange rate fluctuations or restrictions

           o   political instability and civil unrest

           o   transportation delays or higher freight rates

           o   labor problems

           o   trade restrictions or higher tariffs

           o   exchange, currency and tax controls and reallocations

           o loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities

We attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place, as recently occurred in Malaysia.

Possible Price Volatility of Common Stock

The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

           o   actual or anticipated fluctuations in our operating results

           o announcements of technological innovations by us or our competitors

           o   new products introduced by us or our competitors

           o   periods of severe pricing pressures

           o   developments with respect to patents or proprietary rights

           o   conditions and trends in the hard drive industry

           o   changes in financial estimates by securities analysts

In addition, the stock market in recent months has experienced extreme price and volume fluctuations that have particularly affected the stock price of many high technology companies. These fluctuations are often unrelated to the operating performance of the companies.

Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. A number of such suits have been filed against us in the past, and any of these litigation matters could result in substantial costs and a diversion of resources and management's attention.

Inability to Meet Future Capital Needs

In order to remain competitive, we will need to maintain adequate financial resources for capital expenditures, working capital and research and development. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot insure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.

Anti-Takeover Features

Our certificate of incorporation and bylaws contain provisions that could have the effect of deterring or preventing some takeover attempts. We have also adopted a shareholders rights plan that may have a similar effect.

Year 2000 Issue

The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. We consider a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. We believe our hard drive products are Year 2000 compliant, although some older, non-hard drive products previously sold by us may not be Year 2000 compliant. Litigation may be brought against makers of all component products of systems that are not Year 2000 compliant. Our agreements with customers typically contain provisions designed to limit our liability for such claims. These provisions may not provide protection from liability, however, because of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could materially harm our business.

We have committed people and resources to resolve potential Year 2000 issues, both internally and externally (with respect to our suppliers and customers) for both information technology assets and non-information technology assets. We are identifying Year 2000 dependencies in our systems, equipment and processes and we are implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. Each of our business sites has identified critical systems for which contingency plans are being developed in the event of any disruption caused by Year 2000 problems. Testing of our primary business transaction application has been completed and all remaining testing is scheduled for completion by the end of July 1999.

We are vulnerable to the failure of any of our key suppliers to remedy their Year 2000 issues. Such failure could delay shipment of essential components and disrupt or even halt our manufacturing operations. While all suppliers are being notified of our Year 2000 compliance requirements, we have established specific reviews with our critical suppliers, and they are requested to report their progress to us on a quarterly basis. We regularly monitor this progress and are actively involved with a few suppliers which are behind schedule.

We are also communicating with our large customers to determine the extent to which we are vulnerable to their failure to remedy their own Year 2000 issues. We also rely, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of our control. We cannot insure that these third parties will not suffer business disruption caused by a Year 2000 issue, which, in turn, could materially harm our business.

We anticipate that our systems, equipment and processes will be substantially Year 2000 compliant by the end of July 1999. Expenditures related to our Year 2000 project, which includes normal replacement of existing capital assets, were approximately $7.5 million through December 1998 and are expected to amount to approximately $35.0 million in total. Based on work to date, we believe that the Year 2000 issue will not pose significant operational problems for us. However, if we don't complete our remediation efforts on time, or if we fail to identify all Year 2000 dependencies in our systems, equipment or processes or those of our suppliers, customers or other organizations on which we rely, it could have material adverse consequences for our business, including delays in the manufacture or delivery of our products. As a result, we are developing contingency plans in the event such problems arise. We expect to complete the development of our contingency plans by the end of September, 1999.

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

   As of December 26, 1998, the Company had outstanding the following purchased foreign currency forward contracts (in millions, except average contract rate):




                                                              DEC. 26, 1998
                                                  ------------------------------------
                                                  CONTRACT    WEIGHTED      UNREALIZED
                                                   AMOUNT      AVERAGE          LOSS*
                                                  --------  CONTRACT RATE    ----------
                                                            -------------
                                                    (U.S. DOLLAR EQUIVALENT AMOUNTS)
Foreign currency forward contracts:
  Singapore Dollar............................     $80.9      1.6694           $0.5
                                                   =====                       ====

------------
* The unrealized losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transactions are consummated, at which time the losses are offset by the decreased U.S. Dollar value of the local currency operating expenses.

DISCLOSURE ABOUT OTHER MARKET RISKS

   At December 26, 1998, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $410 million, compared to the related carrying value of $481.5 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption.

PART II.       OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. Trial of this case commenced October 5, 1998, and on January 5, 1999, with the jury deadlocked on the issue of liability, a mistrial was declared. Retrial of the case is set for March 1, 1999. The Company believes that it has meritorious defenses to Amstrad's claims and is vigorously defending itself against the Amstrad claims and pressing its claims against Amstrad in this action. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on November 5, 1998. The shareholders elected the following eight directors to hold office until the next annual meeting and until their successors are elected and qualified:

                                                                        Number of Votes
                                                                       ---------------
                                                                  For            Withheld
                                                                  ---            --------
               James A. Abrahamson ...........                 81,737,139        1,556,300
               Peter D. Behrendt .............                 81,742,961        1,550,478
               I. M. Booth ...................                 81,740,158        1,553,281
               Irwin Federman ................                 81,745,359        1,548,080
               Charles A. Haggerty ...........                 81,742,444        1,551,995
               Andre R. Horn .................                 81,749,005        1,544,434
               Anne O. Krueger ...............                 81,739,485        1,553,954
               Thomas E. Pardun ..............                 81,752,685        1,540,754


         In addition, the shareholders approved the following proposals:

                                                                        Number of Votes
                                                                       ---------------
                                                                  For            Against*
                                                                  ---            --------

         1.    To approve the amendment to the Company's
               Employee Stock Option Plan authorizing an
               additional 10,000,000 shares.                   38,257,800        9,990,509

         2.    To ratify the selection of KPMG LLP
               as independent accountants for the Company
               for the fiscal year ended July 3, 1999.         82,263,317        1,030,122

         *  includes abstentions

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS:


         EXHIBIT
          NUMBER                       DESCRIPTION
          -------                      -----------

         4.1.1  Rights Agreement dated as of October 15, 1998 between Western
                Digital Corporation and American Stock Transfer and Trust
                Company, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement) (1)

         10.1.4 Western Digital Corporation Amended and Restated Employee Stock
                Option Plan as amended on November 5, 1998 * **

         10.38  Revolving Credit and Term Loan Agreement, dated as of
                November 4, 1998 among Western Digital Corporation, BankBoston
                N.A. and other lending institutions listed therein *

         27     Financial Data Schedule



*   New exhibit filed with this Report.

** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1) Incorporated by reference to the Company's Form 8A (No. 001-08703) as filed with the Securities and Exchange Commission on November 19, 1998


     (b) REPORTS ON FORM 8-K:

         On October 26, 1998, the Company filed a current report on Form 8-K to file its press release dated October 19, 1998 announcing its first quarter results. On November 19, 1998, the Company filed a current report on Form 8-K to file its recently adopted stockholders rights plan, which replaced its existing stockholders rights plan which expired in November 1998. On January 19, 1999, the Company filed a current report on Form 8-K to file its press release dated January 19, 1999 announcing its second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WESTERN DIGITAL CORPORATION
                                            ----------------------------
                                            Registrant



                                            /s/Duston Williams
                                            ----------------------------
                                            Duston M. Williams
                                            Senior Vice President
                                            and Chief Financial Officer


Date:   February 8, 1999

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                       DESCRIPTION
          -------                      -----------

         4.1.1  Rights Agreement dated as of October 15, 1998 between Western
                Digital Corporation and American Stock Transfer and Trust
                Company, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement) (1)

         10.1.4 Western Digital Corporation Amended and Restated Employee Stock
                Option Plan as amended on November 5, 1998 * **

         10.38  Revolving Credit and Term Loan Agreement, dated as of
                November 4, 1998 among Western Digital Corporation, BankBoston
                N.A. and other lending institutions listed therein *

         27     Financial Data Schedule



*   New exhibit filed with this Report.

** Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1) Incorporated by reference to the Company's Form 8A (No. 001-08703) as filed with the Securities and Exchange Commission on November 19, 1998