Form 10-Q
period 1999-03-27
WESTERN DIGITAL CORP
filed 1999-05-11
CIK 106040

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 27, 1999.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ____________ to _______________

                          Commission file number 1-8703


                           WESTERN DIGITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                     95-2647125
-----------------------------------                    -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      8105 Irvine Center Drive
         Irvine, California                                 92618
----------------------------------------               -------------------
(Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 932-5000
              REGISTRANT'S WEB SITE: HTTP://WWW.WESTERNDIGITAL.COM

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Number of shares outstanding of Common Stock, as of April 24, 1999, is 90,590,994.

                           WESTERN DIGITAL CORPORATION

                                      INDEX


                                                                                      PAGE NO.
                                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statements of Operations - Three-Month Periods
                   Ended March 28, 1998 and March 27, 1999...........................   3

                   Consolidated Statements of Operations - Nine-Month Periods
                   Ended March 28, 1998 and March 27, 1999...........................   4

                   Consolidated Balance Sheets - June 27, 1998 and
                   March 27, 1999....................................................   5

                   Consolidated Statements of Cash Flows - Nine-Month Periods
                   Ended March 28, 1998 and March 27, 1999...........................   6

                   Notes to Consolidated Financial Statements........................   7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............................  11

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  23

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.................................................  24

          Item 6.  Exhibits and Reports on Form 8-K..................................  25

          Signatures.................................................................  26

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE-MONTH PERIOD ENDED
                                                              -------------------------
                                                                 MAR. 28,      MAR. 27,
                                                                  1998          1999
                                                               ---------     ----------
Revenues, net .............................................    $ 831,294     $ 668,456
Costs and expenses:
      Cost of revenues ....................................      795,015       628,592
      Research and development (Note 8) ...................       46,949        62,699
      Selling, general and administrative .................       47,551        46,210
      Restructuring provision (Note 7) ....................           --        41,000
                                                               ---------     ---------
           Total costs and expenses .......................      889,515       778,501
                                                               ---------     ---------
Operating loss ............................................      (58,221)     (110,045)
Net interest expense (Note 3) .............................         (536)       (4,248)
                                                               ---------     ---------
Loss before income taxes ..................................      (58,757)     (114,293)
Benefit from income taxes .................................      (13,735)           --
                                                               ---------     ---------
Net loss ..................................................    $ (45,022)    $(114,293)
                                                               =========     =========
Loss per common share (Note 2):
           Basic ..........................................    $    (.51)    $   (1.27)
                                                               =========     =========
           Diluted ........................................    $    (.51)    $   (1.27)
                                                               =========     =========
Common shares used in computing per share amounts (Note 2):
           Basic ..........................................       87,812        89,883
                                                               =========     =========
           Diluted ........................................       87,812        89,883
                                                               =========     =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              NINE-MONTH PERIOD ENDED
                                                            ----------------------------
                                                              MAR. 28,        MAR. 27,
                                                               1998            1999
                                                            -----------     -----------
Revenues, net ............................................. $ 2,891,022     $ 2,057,904
Costs and expenses:
      Cost of revenues ....................................   2,749,232       2,081,625
      Research and development (Note 8) ...................     133,723         164,983
      Selling, general and administrative .................     141,423         151,361
      Restructuring provision (Note 7) ....................          --          41,000
                                                            -----------     -----------
           Total costs and expenses .......................   3,024,378       2,438,969
                                                            -----------     -----------
Operating loss ............................................    (133,356)       (381,065)
Net interest income (expense) (Note 3) ....................       4,067         (10,139)
                                                            -----------     -----------
Loss before income taxes ..................................    (129,289)       (391,204)
Benefit from income taxes .................................      (1,791)             --
                                                            -----------     -----------
Net loss .................................................. $  (127,498)    $  (391,204)
                                                            ===========     ===========
Loss per common share (Note 2):
           Basic .......................................... $     (1.46)    $     (4.39)
                                                            ===========     ===========
           Diluted ........................................ $     (1.46)    $     (4.39)
                                                            ===========     ===========
Common shares used in computing per share amounts
  (Note 2):
           Basic ..........................................      87,291          89,105
                                                            ===========     ===========
           Diluted ........................................      87,291          89,105
                                                            ===========     ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   JUNE 27,     MAR. 27,
                                                                    1998          1999
                                                                -----------   -----------

                                    ASSETS
Current assets:
      Cash and cash equivalents ..............................  $   459,830   $   297,095
      Accounts receivable, less allowance for doubtful
           accounts of $15,926 at June 27, 1998 and
           $18,405 at March 27, 1999 .........................      369,013       311,462
      Inventories (Note 3) ...................................      186,516       163,413
      Prepaid expenses .......................................       36,763        34,659
                                                                -----------   -----------
           Total current assets ..............................    1,052,122       806,629
Property and equipment at cost, net ..........................      346,987       312,108
Intangible and other assets, net .............................       43,579        39,685
                                                                -----------   -----------
           Total assets ......................................  $ 1,442,688   $ 1,158,422
                                                                ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
      Accounts payable .......................................  $   330,130   $   349,597
      Accrued compensation ...................................       23,697        34,626
      Accrued warranty .......................................       47,135        83,930
      Accrued expenses (Note 7) ..............................      187,617       185,730
                                                                -----------   -----------
           Total current liabilities .........................      588,579       653,883
Long-term debt (Note 5) ......................................      519,188       537,784
Deferred income taxes ........................................       17,163        17,076

Commitments and contingent liabilities (Note 6)

Subsequent event (Note 10)

Shareholders' equity (deficiency) (Notes 2 and 4):
      Preferred stock, $.01 par value;
           Authorized: 5,000 shares
           Outstanding:  None ................................           --            --
      Common stock, $.01 par value;
           Authorized:  225,000 shares
           Outstanding: 101,332 shares at June 27,
           1998 and 101,908 at March 27, 1999 ................        1,013         1,019
      Additional paid-in capital .............................      326,244       335,378
      Retained earnings (accumulated deficit) ................      197,849      (193,355)
      Treasury stock-common stock at cost;
           13,039 shares at June 27, 1998 and 11,329
           shares at March 27, 1999 ..........................     (207,348)     (193,363)
                                                                -----------   -----------
           Total shareholders' equity (deficiency) ...........      317,758       (50,321)
                                                                -----------   -----------
           Total liabilities and shareholders' equity
               (deficiency) ..................................  $ 1,442,688   $ 1,158,422
                                                                ===========   ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                 NINE-MONTH PERIOD ENDED
                                                                ------------------------
                                                                 MAR. 28,       MAR. 27,
                                                                  1998           1999
                                                                ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ................................................ $(127,498)    $(391,204)
      Adjustments to reconcile net loss to net
      cash provided by (used for) operating activities:
        Non-Cash Charges:
           Depreciation and amortization ......................    73,834       101,841
           Interest accrued on convertible debentures .........     3,020        18,596
           Non-cash portion of restructuring provision (Note 7)        --        25,603
           Non-cash portion of in-process R&D (Note 8) ........        --         7,471
        Changes in assets and liabilities:
           Accounts receivable ................................    70,250        57,551
           Inventories ........................................     7,269        23,103
           Prepaid expenses ...................................   (18,394)        2,158
           Other assets .......................................     1,335         2,409
           Accounts payable ...................................    12,019        19,467
           Accrued compensation, accrued warranty and
             accrued expenses (Note 7) ........................    23,108        45,837
           Deferred income taxes ..............................     1,179           (87)
                                                                ---------     ---------
               Net cash provided by (used for) operating
                 activities ...................................    46,122       (87,255)
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net ...............................  (167,693)      (87,763)
      Decrease in other assets ................................     4,825            --
                                                                ---------     ---------
               Net cash used for investing activities .........  (162,868)      (87,763)
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of stock options, including tax benefit
        in 1998 (Note 4) ......................................     9,933         5,354
      Proceeds from ESPP shares issued (Note 4) ...............    12,684         9,854
      Costs relating to credit facility .......................        --        (2,925)
      Common stock repurchase program .........................   (28,304)           --
      Proceeds from issuance of debentures ....................   460,129            --
      Proceeds from issuance of bank debt .....................    50,000            --
      Debt issuance costs .....................................   (18,168)           --
                                                                ---------     ---------
               Net cash provided by financing activities ......   486,274        12,283
                                                                ---------     ---------

      Net increase (decrease) in cash and cash equivalents ....   369,528      (162,735)
      Cash and cash equivalents, beginning of period ..........   208,276       459,830
                                                                ---------     ---------
      Cash and cash equivalents, end of period ................ $ 577,804     $ 297,095
                                                                =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes .................. $  14,519     $   4,080
Cash paid during the period for interest ......................       996         3,554



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

2. The following table illustrates the computation of basic and diluted loss per share under the provisions of SFAS No. 128 (in thousands, except for per share amounts):


                                           THREE-MONTH PERIOD ENDED   NINE-MONTH PERIOD ENDED
                                           ------------------------   -----------------------
                                             MAR. 28,    MAR. 27,      MAR. 28,     MAR. 27,
                                              1998        1999           1998        1999
                                            --------    ---------    ---------    ----------
         Numerator:
         Numerator for basic and diluted
           loss per share--net loss .....   $(45,022)   $(114,293)   $(127,498)   $(391,204)
                                            ========    =========    =========    =========
         Denominator:
         Denominator for basic loss per
           share--weighted average number
           of common shares outstanding
           during the period ............     87,812       89,883       87,291       89,105
         Incremental common shares
           attributable to exercise of
           outstanding options, ESPP
           contributions and convertible
           debentures ...................         --           --           --           --
                                            --------    ---------    ---------    ---------
         Denominator for diluted loss
           per share ....................     87,812       89,883       87,291       89,105
                                            ========    =========    =========    =========
         Basic loss per share ...........   $   (.51)   $   (1.27)   $   (1.46)   $   (4.39)
                                            ========    =========    =========    =========
         Diluted loss per share .........   $   (.51)   $   (1.27)   $   (1.46)   $   (4.39)
                                            ========    =========    =========    =========

     For the three and nine-month periods ended March 28, 1998 and March 27, 1999, 12.5 and 16.6 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. For the three and nine-month periods ended March 28, 1998 and March 27, 1999, an additional 19.4 million shares issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

3.   Supplemental Financial Statement Data (in thousands)


                                                         JUNE 27,   MAR. 27,
                                                           1998       1999
                                                         --------   ---------
         Inventories
           Finished goods..........................      $126,363   $ 93,158
           Work in process.........................        28,287     29,645
           Raw materials and component parts.......        31,866     40,610
                                                         --------   --------
                                                         $186,516   $163,413
                                                         ========   ========


                                                         THREE-MONTH            NINE-MONTH
                                                         PERIOD ENDED          PERIOD ENDED
                                                      -------------------   ------------------
                                                      MAR. 28,   MAR. 27,   MAR. 28,  MAR. 27,
                                                       1998       1999        1998      1999
                                                      -------    -------    -------   --------
         Net Interest Income (Expense)
           Interest income.........................   $ 3,792    $ 4,187    $ 8,395   $ 14,303
           Interest expense........................    (4,328)    (8,435)    (4,328)   (24,442)
                                                      -------    -------    -------   --------
           Net interest income (expense)...........   $  (536)   $(4,248)   $ 4,067   $(10,139)
                                                      =======    =======    =======   ========

4. During the nine month period ended March 27, 1999, the Company issued 1,002,000 and 709,000 shares of its common stock in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for $15.2 million.

5. In November 1998, the Company replaced its then existing secured revolving credit and term loan facility with a new facility ("Senior Bank Facility"). The Senior Bank Facility provides the Company with a $150.0 million revolving credit line and a $50.0 million term loan, both of which expire in November 2001. The term loan requires quarterly payments of $2.5 million beginning in September 1999 with the remaining balance due in November 2001. The Senior Bank Facility is secured by substantially all of the Company's assets. The availability under the revolving portion of the Senior Bank Facility is dependent on the borrowing base. At the option of the Company, borrowings bear interest at either LIBOR or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity and prohibits the payment of dividends. The $50.0 million term loan outstanding as of September 26, 1998 under the previous credit facility was repaid and replaced with the $50.0 million term loan under the Senior Bank Facility.

6. The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. Trial of this case commenced October 5, 1998, and on January 5, 1999, with the jury deadlocked on the issue of liability, a mistrial was declared. Retrial of the case began on March 15, 1999, and is continuing. The Company believes that it has meritorious defenses to Amstrad's claims and is vigorously defending itself against the Amstrad claims and pressing its claims against Amstrad in this action. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

     On February 26, 1999, the Lemelson Foundation ("Lemelson") sued the Company and 87 other companies in the U. S. District Court for the District of Arizona. The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to, among other matters, "machine vision", "computer image analysis", and "Automatic Identification". The Company has not yet had an opportunity to evaluate the allegations contained in the complaint. However, based upon the information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operation of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the costs of defending such litigation may be high, regardless of the outcome.

     In 1994 Papst Licensing ("Papst") brought suit against the Company in U. S. District Court for the Central District of California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchases from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operation of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the costs of defending such litigation may be high, regardless of the outcome.

     In the normal course of business, the Company receives and makes inquiry with regard to possible intellectual property matters including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Several such matters are currently pending. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operation of the Company.

7. On January 19, 1999, the Company initiated a restructuring program which has resulted in the combination of its Personal Storage Division and Enterprise Storage Group into a single hard drive operating unit. The new Drive Products Division ("DPD") combines design, manufacturing, materials, business and product marketing resources to address both the desktop and enterprise markets. The Company expects the move to result in operating efficiencies. In connection with combining the divisions, the Company's Tuas, Singapore facility was closed and production of WD Enterprise drives was moved to the Company's nearby manufacturing facility in Chai-Chee, Singapore. The restructuring program resulted in a reduction of worldwide employee headcount by approximately 900 employees, write-offs of facilities and fixed assets of approximately $26.0 million, employee severance costs of approximately $5.0 million, and other incremental costs incurred within the third quarter. Of the total $41.0 million charge to the Company's results of operations for the quarter ended March 27, 1999, $7.0 million was paid in cash during the quarter, $8.0 million was accrued for expected payment in the fourth quarter and the remaining $26.0 million represents non-cash charges.

8. On February 1, 1999, the Company acquired Crag Technologies, Inc. (renamed Connex, Inc. after the acquisition), a San Jose-based startup company formed to develop storage solutions for NT servers at a cost of approximately $12.0 million. The purchase price included approximately 580,000 shares of unregistered Western Digital common stock valued at $7.9 million, forgiveness of amounts advanced to Connex prior to the acquisition totaling $2.0 million and the assumption of certain liabilities and was accounted for as a purchase. At the time of the acquisition, Connex was a development stage operation with no commercial products yet available for sale. Connex had, at the time of the acquisition, several in-process research and development projects. The Company's primary purpose for the acquisition was to acquire these in-process projects and complete the development efforts as the Company believed they had economic value, but had not yet reached technological feasibility and had no alternative future uses. Therefore, the Company has allocated substantially all of the purchase price as a one-time charge for in-process research and development of $12.0 million to the Company's results of operations for the third quarter. The Company plans to continue the development efforts and expects to ship the first new products developed by Connex within the next 8 to 12 months.

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

10. On April 8, 1999, the Company completed the sale of its Santa Clara disk media operations to Komag, Inc. ("Komag"), for approximately 10.8 million shares of unregistered Komag stock valued at $34.9 million, a three-year note in the principal amount of $30.1 million, and cash consideration of $1.6 million. In addition, Komag assumed certain liabilities, mainly leases related to production equipment and facilities, some of which are guaranteed by the Company. Terms of the agreement include a three-year volume purchase agreement under which the Company will buy a substantial portion of its media from Komag. The Komag shares issued to the Company can be resold in specified increments over a 3 1/2 year period. The three-year note to the Company includes a principal reduction provision based on the performance of Komag's stock. As a result of the transaction, the Company expects to record a charge of approximately $20.0 million in its fourth quarter ending July 3, 1999, $3.0 million of which is expected to utilize cash. In addition, worldwide headcount will be reduced by approximately 1,100 as a result of the sale.

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as amended, that involve risks and uncertainties. Forward-looking statements can typically be identified by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast," and the like. These statements appear in a number of places in this Report and include statements regarding the intentions, plans, strategies, beliefs or current expectations of the Company, its directors or its officers, with respect to, among other things:

    o  the financial prospects of the Company;
    o  the Company's financing plans;
    o  trends affecting the Company's financial condition or operating results;
    o the Company's strategies for growth, operations, and product development and commercialization; and
    o conditions or trends in or factors affecting the computer or hard drive industry.

Forward-looking statements are based on current expectations, do not guarantee future performance and involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The information contained in "Risk Factors" of this Report, as well as in the Company's other periodic reports on Form 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission, identifies important factors that could cause such differences.

Unless otherwise indicated, references herein to specific years and quarters are to the Company's fiscal years and fiscal quarters. The three-month period ended March 27, 1999 is referred to herein as the third quarter of 1999 or the current quarter.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On January 19, 1999, the Company initiated a restructuring program which has resulted in the combination of its Personal Storage Division and Enterprise Storage Group into a single hard drive operating unit. The new Drive Products Division ("DPD") combines design, manufacturing, materials, business and product marketing resources to address both the desktop and enterprise markets. The Company expects the move to result in operating efficiencies. In connection with combining the divisions, the Company's Tuas, Singapore facility was closed and production of WD Enterprise drives was moved to the Company's nearby manufacturing facility in Chai-Chee, Singapore. The restructuring program resulted in a reduction of worldwide employee headcount by approximately 900 employees, write-offs of facilities and fixed assets of approximately $26.0 million, employee severance costs of approximately $5.0 million, and other incremental costs incurred within the third quarter. Of the total $41.0 million charge to the Company's results of operations for the quarter ended March 27, 1999, $7.0 million was paid in cash during the quarter, $8.0 million was accrued for expected payment in the fourth quarter and the remaining $26.0 million represents non-cash charges.

On February 1, 1999, the Company acquired Crag Technologies, Inc. (renamed Connex, Inc. after the acquisition), a San Jose-based startup company formed to develop storage solutions for NT servers at a cost of approximately $12.0 million. The purchase price included approximately 580,000 shares of unregistered Western Digital common stock valued at $7.9 million, forgiveness of amounts advanced to Connex prior to the acquisition totaling $2.0 million and the assumption of certain liabilities and was accounted for as a purchase. At the time of the acquisition, Connex was a development stage operation with no commercial products yet available for sale. Connex had, at the time of the acquisition, several in-process research and development projects. The Company's primary purpose for the acquisition was to acquire these in-process projects and complete the development efforts as the Company believed they had economic value, but had not yet reached technological feasibility and had no alternative future uses. Therefore, the Company has allocated substantially all of the purchase price as a one-time charge for in-process research and development of $12.0 million to the Company's results of operations for the third quarter. The Company plans to continue the development efforts and expects to ship the first new products developed by Connex within the next 8 to 12 months.

On April 8, 1999, the Company completed the sale of its Santa Clara disk media operations to Komag, Inc. ("Komag"), for approximately 10.8 million shares of unregistered Komag stock valued at $34.9 million, a three-year note in the principal amount of $30.1 million, and cash consideration of $1.6 million. In addition, Komag assumed certain liabilities, mainly leases related to production equipment and facilities, some of which are guaranteed by the Company. Terms of the agreement include a three-year volume purchase agreement under which the Company will buy a substantial portion of its media from Komag. The Komag shares issued to the Company can be resold in specified increments over a 3 1/2 year period. The three-year note to the Company includes a principal reduction provision based on the performance of Komag's stock. As a result of the transaction, the Company expects to record a charge of approximately $20.0 million in its fourth quarter ending July 3, 1999, $3.0 million of which is expected to utilize cash. In addition, worldwide headcount will be reduced by approximately 1,100 as a result of the sale.

RESULTS OF OPERATIONS

Consolidated revenues were $668.5 million in the third quarter of 1999, a decrease of 20% from the third quarter of the prior year and an decrease of 10% from the immediately preceding quarter. Consolidated revenues were $2.1 billion in the first nine months of 1999, down 29% from the corresponding period of 1998. The lower revenues in the three and nine-month periods ended March 27, 1999 resulted from 2% and 13% declines in hard drive unit shipments from the comparable periods of 1998, respectively, combined with reductions in the average selling prices ("ASPs") of hard drive products due to an intensely competitive hard drive business environment. The lower revenues in the current quarter compared to the immediately preceding quarter were due to a 6% decrease in hard drive unit shipments and lower ASPs.

Consolidated gross profit for the third quarter of 1999 totaled $39.9 million, or 6% of revenue. This compares to $36.3 million and 4% for the corresponding period of the prior year and $19.2 million and 3% for the immediately preceding quarter. The increase in gross profit margin was primarily related to a shift in product mix to higher capacity, higher margin products along with a decrease in production cost from improved component pricing, better yields, and higher areal density.

Consolidated gross profit (loss) and gross profit (loss) percentages for the first nine months of 1999 and the corresponding period of the prior year were ($23.7) million, or (1%), and $141.8 million, or 5%, respectively. Gross profit
(loss) for the first nine months of 1999 and the corresponding period of the prior year include charges of $77.0 million incurred in the first quarter of fiscal year 1999 and $148.0 million incurred in the second quarter of fiscal year 1998, respectively. Excluding the aforementioned charges, consolidated gross margin percentages for the first nine months of 1999 and the corresponding period of the prior year were 3% and 10%, respectively. The decline in gross margin percentages was primarily related to lower ASPs for the Company's products, partially offset by a reduction in desktop unit costs.

Research and development ("R&D") expense for the current quarter was $62.7 million, an increase of $15.8 million from the third quarter of the prior year and an increase of $12.3 million from the immediately preceding quarter. R&D expense for the first nine months of 1999 was $165.0 million, an increase of $31.3 million from the same period of 1998. The increase is primarily due to the $12.0 million write off of in-process research and development related to the acquisition of Crag Technologies, Inc. in the current quarter and higher spending due to the Company's decision to develop a full line of enterprise storage products and focused effort to regain time-to-market leadership with its desktop storage products.

Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 were $46.2 million, a decrease of $1.3 million from the corresponding quarter of the prior year and a decrease of $1.6 million from the immediately preceding quarter. The sequential decrease was due to lower selling and marketing expense as a result of the lower revenue base. SG&A expenses were $151.4 million for the first nine months of 1999, up $9.9 million from the same period of 1998. The increase was primarily the result of the $7.5 million of foreign currency-related special charges recorded in the first quarter of 1999 for losses on terminated hedging contracts on the Malaysian Ringgit currency due to the Malaysian government's imposition of currency controls, and higher depreciation expense associated with the Company's recently implemented computer information systems.

Net interest expense for the current quarter of fiscal 1999 was $4.2 million, compared with net interest expense of $0.5 million in the corresponding quarter of 1998 and net interest expense of $3.2 million in the immediately preceding quarter. Net interest expense was $10.1 million for the first nine months of 1999 as compared to net interest income of $4.1 million in the corresponding period of 1998. The changes from the comparable periods of 1998 were primarily attributable to interest expense incurred on the Company's $50.0 million term loan, which is part of the Company's Senior Bank Facility, and accrual of original issue discount on the Company's convertible subordinated debentures due 2018 ("Debentures"). No debt was outstanding during the first seven months of 1998. Partially offsetting this increase was incremental interest income earned on higher average cash and cash equivalents balances during the current nine-month period due to the proceeds from the sale of the Debentures and borrowings under the Senior Bank Facility. The increase in net interest expense from the immediately preceding quarter was primarily the result of lower average cash and cash equivalent balances on hand during the current quarter.

The income tax benefit recorded in the nine-month period ended March 28, 1998 represents the expected benefit of loss carrybacks, partially offset by provisions for income taxes recorded in certain jurisdictions that had positive earnings. The Company did not record an income tax benefit for the losses incurred in the first nine months of fiscal 1999 as it is not more likely than not that the resulting deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

At March 27, 1999, the Company had $297.1 million of cash and cash equivalents as compared with $459.8 million at June 27, 1998. Net cash used for operating activities was $87.3 million during the first nine months of 1999 as compared to net cash provided by operating activities of $46.1 million in the corresponding period of the prior year. Cash flows resulting from lower inventories, lower accounts receivable and higher current liabilities were more than offset by the net loss (net of non-cash charges). Another significant use of cash during the first nine months of 1999 was net capital expenditures of $87.8 million, incurred primarily to upgrade the Company's media production capability and for normal replacement of existing assets.

In November 1998, the Company replaced its then existing secured revolving credit and term loan facility with a new facility ("Senior Bank Facility"). The Senior Bank Facility provides the Company with a $150.0 million revolving credit line and a $50.0 million term loan, both of which expire in November 2001. The term loan requires quarterly payments of $2.5 million beginning in September 1999 with the remaining balance due in November 2001. The Senior Bank Facility is secured by substantially all of the Company's assets. The availability under the revolving portion of the Senior Bank Facility is dependent on the borrowing base. At the option of the Company, borrowings bear interest at either LIBOR or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity and prohibits the payment of dividends.

The Company owns approximately 34 acres of land in Irvine, California, upon which it had planned to build a new corporate headquarters. These plans have been indefinitely deferred until such time as industry conditions improve. The current headquarters lease expires June 2000. The Company is currently considering other alternatives, including renewal of its existing lease. However, there can be no assurance that the Company will be successful in renewing its existing lease on terms that will be satisfactory to the Company, and other alternatives available to the Company upon expiration of its current headquarters lease in June 2000 could be more costly.

The Company believes that its current cash balances combined with cash flows from operations and the Senior Bank Facility will be sufficient to meet its working capital needs for the foreseeable future. However, the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading "Risk Factors".

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual and interim financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131. For the three and nine-month periods ended March 27, 1999 and all prior periods presented, the Company has not possessed any of the components of other comprehensive income as defined in SFAS 130. Western Digital operates in one industry segment, the hard drive industry. Accordingly, the Company does not expect to have any significant new disclosures about the Company's operating segments in it's annual report on Form 10-K for the fiscal year ending July 3, 1999. Application of these Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or loss per share as currently reported.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this Statement's requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

YEAR 2000

The Company has considered the impact of Year 2000 issues on its products, computer systems and applications and has developed a remediation process. Remediation activities are underway, and the Company expects readiness and testing to be completed by June 1999 and full integration testing completed by July, 1999. Expenditures related to the Year 2000 project, which excludes normal replacement of existing capital assets, were approximately $5.0 million in 1998, $4.8 million in the first nine months of 1999 and are expected to amount to approximately $20.0 million in total. For an additional discussion of Year 2000 issues, see "Risk Factors."

RISK FACTORS

     I.   RISK FACTORS RELATED TO THE HARD DRIVE INDUSTRY IN WHICH WE OPERATE.

     Because of rapid technological change in our industry, we cannot succeed unless we make efficient and continual transitions to new products.
     ------------------------------------------------------------------------

     The hard drive industry is characterized by rapid technological transitions. These transitions center primarily on recording heads, which are the minute electromagnetic elements that write and read back magnetic patterns on the recording media. If we attempt to make these transitions too early or too late, it can harm our operating results or competitive position within the industry.

     For example, magneto-resistive head technology became the leading recording head technology during early 1998. This technology enables higher capacity per hard drive and better drive performance than conventional thin film heads, the previous head technology standard. Magneto-resistive heads use separate read and write elements, as opposed to conventional thin-film heads, which use the same element to read and write magnetic patterns on the surface of the disk. Several of our major competitors incorporated magneto-resistive head technology into their products much earlier than we did and achieved time-to-market leadership with some magneto-resistive products. We completed our transition of desktop hard drives to magneto-resistive head technology by the end of 1998, and we have already begun our transition to giant magneto-resistive heads, an advanced form of magneto-resistive head technology that is the next recording head technology standard. With these transitions we have improved our time-to-market performance. However, if we fail to:

     - consistently maintain and improve time-to-market performance as we transition to products incorporating giant magneto-resistive head technology

     -    achieve acceptable manufacturing yields and costs

     -    qualify these products with key customers on a timely basis

     - produce these products in sufficient volume within our rapid product cycle then our market share would be adversely impacted, which would harm our operating results.

     Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. Some of our competitors are developing hybrid storage devices which combine magnetic and optical technologies, but we have decided not to pursue this technology at this time. If these products prove to be superior in performance or cost per unit of capacity, we could be at a competitive disadvantage to the companies offering those products.

     Short product life cycles force us to continually qualify new products with our customers.
     ---------------------------------------------------------------------------

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

     We will not be successful in the enterprise portion of the hard drive market unless our enterprise hard drive volume grows.
     ---------------------------------------------------------------------

     If we are to succeed in the enterprise hard drive portion of the market, we must increase our volume and market share. To do so, we must develop and timely introduce new products, and we must increase the number of customers for our products. A risk we face in expanding our product line is that there is currently a world-wide shortage of qualified hard drive engineers. As a result, competition for skilled hard drive development engineers is intense. We also may encounter development delays or quality issues, which may retard or make the introduction of new products more expensive. If we experience any of these setbacks, we may miss crucial delivery time windows on these new enterprise products, which would likely harm our operating results.

     The hard drive industry is highly competitive and characterized by rapid shifts in market share among the major competitors.
     ------------------------------------------------------------------------

     The price of hard drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, result in significant and rapid shifts in market share among the industry's major participants.

     For example, during 1996 and 1997, we significantly increased our share of the desktop market, but most of these gains were lost during 1998 for the following reasons:

     - our decision to reduce production in the face of industry oversupply and rapidly declining prices.

     -    our late transition to magneto-resistive head technology.

     - manufacturing and performance issues encountered as we continued to produce thin film head products at higher storage capacities than our competitors.

     The enterprise portion of the hard drive industry is more concentrated than the desktop portion of the industry, and used to be less price-competitive than the desktop portion of the industry. Performance, quality, and reliability are even more important to the users of high-end products than to users in the desktop market, which also made the enterprise portion of the industry less price-competitive. However, this market has recently become much more price competitive, which could lead to significant and rapid shifts in market share among the industry's major participants.
We expect this trend to continue.

     Changes in the desktop PC market could reduce demand for our products.
     ----------------------------------------------------------------------

     Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. In calendar 1998, for example, the growth in desktop PC sales slowed significantly, causing a sharp decline in demand for hard drives. We expect that this situation will occur again in the future.

     Over the past two years the consumer market for desktop computers has shifted significantly towards lower priced systems, especially those systems priced below $1,000. If the market for those lower price systems continues to grow and we do not develop lower cost hard drives that can successfully compete in this market, our market share could fall.

     Furthermore, the PC market is fragmenting into a variety of computing devices and products. Some of these products, such as internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. However, it is too early to assess the impact of these new developments on future demand for hard drive products.

     Changes in customer assembly practices render inventory management difficult and can result in greater product returns.
     ------------------------------------------------------------------

     A number of our customers require us to maintain a base stock of product in locations adjacent to their manufacturing facilities. This increases our costs and our risk from possible inventory obsolescence. In addition, some of our customers are considering or have already implemented a so-called channel assembly model, in which the customer ships a minimal computer system to a dealer or other assembler. We then ship parts directly to the assembler for installation at its location. This exposes us to risk of inventory mismanagement by both the customer and the assembler. The channel assembly model requires proper alignment between the customer, the assembler and us and requires us to retain more of our product in inventory, increasing our risk of inventory obsolescence. Furthermore, if the assemblers are not properly trained in manufacturing processes, it could increase the number of product returns resulting from damage during assembly or improper installation.

     II. RISK FACTORS RELATING TO WESTERN DIGITAL PARTICULARLY.

     Concentration of product demand among a small number of customers could harm our operating results.
     -----------------------------------------------------------------------

     High volume customers for our hard drives are concentrated among a small number of computer manufacturers, distributors and retailers. Although we believe our relationships with key customers are generally good, if we were to lose one or more accounts, it could harm our operating results. Our customers are generally not required to purchase any minimum volume and are generally able to end their relationship with us at will. Future changes in purchase volume or customer relationships resulting in decreased demand for our hard drives, whether by loss of or delays in orders, could harm our operating results.

     Dependence on a limited number of qualified suppliers of components could lead to delays or increased costs.
     -------------------------------------------------------------------------

     A number of the components used by us are available from a single or limited number of qualified outside suppliers. If a component is in short supply or a supplier fails to qualify a component, we may experience delays or increased costs in obtaining that component. To reduce this risk, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, either because of market oversupply or transition to new products or technologies. This occurred in 1998 when we accelerated our transition to magneto-resistive recording head technology.

     In April 1999, we entered into a three year volume purchase agreement with Komag, Inc. under which we will buy a substantial portion of our media from Komag. We intend that this strategic relationship will reduce our media component costs; however, it increases our dependence on Komag as a supplier. Our future operating results will depend substantially on Komag's ability to timely qualify its media in our new development programs and to supply us with media in sufficient volume to meet our production requirements. Any disruption in Komag's ability to manufacture and supply us with media could harm our operating results.

     Manufacture of fewer components than our competitors increases our vulnerability to shifting market conditions.
     ------------------------------------------------------------------

     Because we manufacture fewer components than our competitors, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could harm us more severely than our competitors.

     Manufacturing our products abroad subjects us to numerous risks.
     ----------------------------------------------------------------

     Our products are currently manufactured in Singapore and Malaysia. As a result, we are subject to risks associated with foreign manufacturing, including, among other risks:

     - obtaining requisite United States and foreign governmental permits and approvals

     -    currency exchange rate fluctuations or restrictions

     -    political instability and civil unrest

     -    transportation delays or higher freight rates

     -    labor problems

     -    trade restrictions or higher tariffs

     -    exchange, currency and tax controls and reallocations

     - loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.

     We attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place, as occurred in Malaysia during the first quarter of 1999.

     Component supply and technology license agreement with IBM requires us to adapt IBM's product designs and integrate IBM technology.
     -------------------------------------------------------------------------

     In June 1998, we entered into a broad-based hard drive component supply and technology licensing agreement with IBM. Under this agreement, IBM is our sole supplier of the head components for desktop hard drives that we manufacture with IBM technology. Our business and operating results would be harmed if those heads fail to satisfy our quality requirements or if IBM is unable to meet our volume or delivery requirements. While we believe that IBM's current and planned manufacturing capacity will meet our projected requirements, growth of our sales of hard drives with IBM technology is dependent upon IBM continuing to devote substantial financial resources to support the manufacture of the components.

     The IBM agreement enables us to incorporate IBM's technology, designs and hard drive components into our desktop products. Implementation of the agreement presents several significant challenges:

      - we must adapt IBM's product designs and manufacturing processes so that the hard drives with IBM technology can be manufactured by us at a low enough cost to compete in the high-volume desktop market

      - our engineers must integrate IBM technology into our products while continuing to conduct our own research and development activities

     We entered into the agreement expecting that IBM will continue to lead the hard drive industry in storage capacity and performance. We also believed that we could leverage that leadership to give us a competitive advantage in the desktop portion of the market through being faster to market with new products and faster in reaching levels of volume at which our costs would decrease. If IBM does not maintain that leadership, we may not realize the benefits we had anticipated.

     Although the agreement contains restrictions on IBM's ability to license its technology to other companies, it is not exclusive, and competitors may have access to both the products and the underlying technology. The agreement continues until 2001, subject to several conditions including our commitment to purchase specified quantities of components from IBM.

     Our plan to broaden our product offerings in storage solutions takes us into a new business and exposes us to additional risks.
     -----------------------------------------------------------------------

     We are preparing to enter the storage subsystem business through our subsidiary, Connex, Inc. This area of storage solutions is a new business venture for us. We will be facing the challenges of building market share in a market which is new to us, but which has several established competitors. Our success in this storage subsystems market will depend on Connex's ability to successfully develop, introduce and achieve market acceptance of new products, applications and product enhancements as the storage solutions business evolves. Additionally, our competitors in this market have established intellectual property portfolios. Our success will depend on our ability to license existing intellectual property or create new innovations. Moreover, our competitors' established intellectual property portfolios increase our risk of intellectual property litigation.

     Our reliance on intellectual property and other proprietary information subjects us to the risk of significant litigation.
     -----------------------------------------------------------------------

     The hard drive industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. We are currently evaluating several notices of alleged patent infringement or notices of patents from patent holders. We also are a party to several judicial and other proceedings relating to patent and other intellectual property rights. If we conclude that a claim of infringement is valid, we may be required to obtain a license or cross-license or modify our existing technology or design a new non-infringing technology. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results could increase our costs and harm our operating results.

     Our reliance on intellectual property and other proprietary information subjects us to the risk that these key ingredients of our business could be reproduced or copied by competitors.
     ---------------------------------------------------------------------------

     Our success depends, in significant part, on the proprietary nature of our technology, including, among other things, our non-patentable intellectual property such as our process technology. Despite safeguards, to the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and a system of internal safeguards to protect our proprietary information. However, we cannot insure that our registered and unregistered intellectual property rights will not be challenged or exploited by others in the industry.

     Inaccurate projections of demand for our product can cause large fluctuations in our quarterly results.
     ----------------------------------------------------------------

     If we do not forecast total quarterly demand accurately, it can have a material adverse effect on our quarterly results. We typically book and ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it is difficult for us to match our production plans to customer demands. In addition, our quarterly projections and results may in the future be subject to significant fluctuations as a result of a number of other factors including:

     - the timing of orders from and shipment of products to major customers

     -    our product mix

     -    changes in the prices of our products

     -    manufacturing delays or interruptions

     - acceptance by customers of competing products in lieu of our products

     -    variations in the cost of components for our products

     - limited access to components that we obtain from a single or a limited number of suppliers, such as IBM or Komag

     -    competition and consolidation in the data storage industry

     - seasonal and other fluctuations in demand for computers often due to technological advances

     -    general economic conditions.

     Rapidly changing market conditions in the hard drive industry make it difficult to estimate actual results.
     ---------------------------------------------------------------------

     We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. Key estimates and assumptions for us include, among other things:

     -    accruals for warranty against product defects

     - price adjustment reserves on products sold to resellers and distributors

     -    reserves for excess, obsolete and slow moving inventories

     -    reserves for accounts receivable

     -    estimates of product returns.


     Price  volatility of our common stock.
     --------------------------------------

     The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

     -    actual or anticipated fluctuations in our operating results

     - announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence

     -    new products introduced by us or our competitors

     - periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures

     -    developments with respect to patents or proprietary rights

     -    conditions and trends in the hard drive industry

     - changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general.

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

     We may be unable to raise future capital through debt or equity financing.
     --------------------------------------------------------------------------

     Due to the risks described in this Report, in the future we may be unable to maintain adequate financial resources for capital expenditures, working capital and research and development. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot insure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.

     Our failure to be Year 2000 compliant or such a failure by our key suppliers or customers could delay manufacture or delivery of our products.
     ---------------------------------------------------------------------------

     We believe our hard drive products are Year 2000 compliant, although some older, non-hard drive products previously sold by us may not be Year 2000 compliant. We anticipate that our systems, equipment and processes will be substantially Year 2000 compliant by the end of July 1999. However, if we don't complete our remediation efforts on time, or if we fail to identify all Year 2000 dependencies in our systems, equipment or processes or those of our suppliers, customers or other organizations on which we rely, it could harm our business, resulting in delays in the manufacture or delivery of our products. As a result, we are developing contingency plans in the event such problems arise. We expect to complete the development of our contingency plans by the end of September 1999.

     The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. We consider a product to be Year 2000 compliant if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000. In addition, we only consider a product to be Year 2000 compliant if all elements used with the product properly exchange accurate date data with it. Those elements include, among other things, hardware, software and permanent instructions and data programmed directly into the circuitry of the product. Litigation may be brought against makers of all component products of systems that are not Year 2000 compliant. Our agreements with customers typically contain provisions designed to limit our liability for such claims. These provisions may not provide protection from liability, however, because of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could materially harm our business.

     We have established a comprehensive program with a dedicated program management office to deal with Year 2000 issues. We are addressing our most critical internal systems first. We have categorized as "mission critical" or "priority" systems, the failure of which would have a high likelihood of causing an extended shutdown of all or a critical portion of a factory, personal injury or have a significant and lengthy detrimental financial impact. As appropriate, we are also testing customer and supplier electronic data interfaces with our internal systems. We are prioritizing functions and systems on a worldwide basis, and all of our facilities are coordinated in working toward our company-wide timeline.

     We have committed people and resources to resolve potential Year 2000 issues, both internally and with respect to our suppliers and customers, for both information technology assets and non-information technology assets. We identified Year 2000 dependencies in our systems, equipment and processes and we are implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. Each of our business sites has identified mission critical systems for which contingency plans are being developed in the event of any disruption caused by Year 2000 problems. Testing of our mission critical primary business transaction applications has been completed and all remaining testing is scheduled for completion by the end of July 1999.

     We are vulnerable to the failure of any of our key suppliers to remedy their Year 2000 issues. Such a failure could delay shipment of essential components and disrupt or even halt our manufacturing operations. While all our suppliers are being notified of our Year 2000 compliance requirements, we have established specific reviews with our critical suppliers, and they are requested to report their progress to us on a quarterly basis. We regularly monitor this progress and are actively involved with a few suppliers that are behind schedule.

     We are also communicating with our large customers to determine the extent to which we are vulnerable to their failure to remedy their own Year 2000 issues. We also rely, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies, transportation service providers and other service providers outside of our control. We have less control over assessing and remediating Year 2000 issues of third parties. As a result, we cannot insure that these third parties will not suffer business disruption caused by a Year 2000 issue, which, in turn, could materially harm our business.

     Expenditures related to our Year 2000 project, which excludes normal replacement of existing capital assets, were approximately $10.0 million through March 27, 1999 and are expected to amount to approximately $20.0 million in total. Based on work to date, we believe that the Year 2000 issue will not pose significant operational problems for us. However, if we don't complete our remediation efforts on time, or if we fail to identify all Year 2000 dependencies in our systems, equipment or processes or those of our suppliers, customers or other organizations on which we rely, it could harm our business, resulting in delays in the manufacture or delivery of our products. As a result, we are developing contingency plans in the event such problems arise. We expect to complete the development of our contingency plans by the end of September 1999.

     Many of our disclosures and announcements regarding our products and Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of it products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

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

    As of March 27, 1999, the Company had outstanding the following purchased foreign currency forward contracts (in millions, except average contract rate):

                                                       MARCH 27, 1999
                                              ------------------------------------
                                                          WEIGHTED
                                              CONTRACT     AVERAGE      UNREALIZED
                                               AMOUNT   CONTRACT RATE     LOSS*
                                              --------   -------------  ----------
                                               (U.S. DOLLAR EQUIVALENT AMOUNTS)
Foreign currency forward contracts:
  Singapore Dollar.........................     $57.5       1.65          $2.3
                                                =====                     ====

------------
* The unrealized losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transactions are consummated, at which time the losses are offset by the decreased U.S. Dollar value of the local currency operating expenses.

DISCLOSURE ABOUT OTHER MARKET RISKS

     At March 27, 1999, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was $282.7 million, compared to the related carrying value of $487.8 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleges that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. Trial of this case commenced October 5, 1998, and on January 5, 1999, with the jury deadlocked on the issue of liability, a mistrial was declared. Retrial of the case began on March 15, 1999, and is continuing. The Company believes that it has meritorious defenses to Amstrad's claims and is vigorously defending itself against the Amstrad claims and pressing its claims against Amstrad in this action. Although the Company believes that the final disposition of this matter will not have an adverse effect on the Company's financial condition or operating results, if Amstrad were to prevail on its claims, a judgment for a material amount could be awarded against the Company.

     On February 26, 1999, the Lemelson Foundation ("Lemelson") sued the Company and 87 other companies in the U. S. District Court for the District of Arizona. The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to, among other matters, "machine vision", "computer image analysis", and "Automatic Identification". The Company has not yet had an opportunity to evaluate the allegations contained in the complaint. However, based upon the information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operation of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the costs of defending such litigation may be high, regardless of the outcome.

     In 1994 Papst Licensing ("Papst") brought suit against the Company in U. S. District Court for the Central District of California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchases from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operation of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the costs of defending such litigation may be high, regardless of the outcome.

     In the normal course of business, the Company receives and makes inquiry with regard to possible intellectual property matters including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Several such matters are currently pending. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operation of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

               27.1  --  Financial Data Schedule

          (b)  REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WESTERN DIGITAL CORPORATION
                                                 Registrant


                                                 By: /s/ Duston Williams
                                                 -------------------------------
                                                     Duston M. Williams
                                                     Senior Vice President
                                                     and Chief Financial Officer


Date:  May 11, 1999

                                 EXHIBIT INDEX


             Exhibit
             Number                 Description
             -------                -----------
              27.1                  Financial Data Schedule