Form 10-K405
period 1999-07-03
WESTERN DIGITAL CORP
filed 1999-10-01
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                  .

Commission File Number 1-8703

WESTERN DIGITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	92-2647125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8105 Irvine Center Drive Irvine, California (Address of principal executive offices)	92618 (Zip Code)

Registrant’s telephone number, including area code (949) 932-5000

Registrant’s Web Site: http://www.westerndigital.com

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	on which registered:

Common Stock, $.01 Par Value Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [X]

      As of September 17, 1999, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $547.4 million.

      As of September 17, 1999, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 101,301,709.

DOCUMENTS INCORPORATED BY REFERENCE

      Information required by Part III is incorporated by reference to portions of the Registrant’s Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended July 3, 1999

      This report contains forward-looking statements within the meaning of federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These statements appear in a number of places in this report and include statements regarding the intentions, plans, strategies, beliefs or current expectations of the Company with respect to, among other things:

•	the financial prospects of the Company

•	the Company’s financing plans

•	litigation and other contingencies potentially affecting the Company’s financial position or operating results

•	trends affecting the Company’s financial condition or operating results

•	the Company’s strategies for growth, operations, product development and commercialization

•	conditions or trends in or factors affecting the computer, data storage, home entertainment or hard drive industry.

      Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company’s business and operating results, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, as well as the Company’s other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      The Company’s fiscal year is a 52 or 53-week year ending on the Saturday nearest June 30. The 1997, 1998 and 1999 fiscal years ended on June 28, June 27, and July 3, respectively, and consisted of 52 weeks for the fiscal years 1997 and 1998, and 53 weeks for the fiscal year 1999.

      Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters.

      The Company’s principal executive offices are located at 8105 Irvine Center Drive, Irvine, California 92618; its telephone number is (949) 932-5000 and its web site is http://www.westerndigital.com. The information on the web site is not incorporated in this report.

PART I

Item 1. Business

General

      Western Digital Corporation (the “Company” or “Western Digital”) designs, develops, manufactures and markets a broad line of hard drives featuring leading-edge technology. A hard drive is a storage device found in most computers that stores data on one or more rotating magnetic disks that provide fast access to data that must be readily available to computer users. The Company’s hard drives are designed for the desktop PC market and the high-end hard drive market and, recently, for the emerging market for hard drives specially designed for audio-visual applications, such as new video recording devices. The Company’s hard drive products currently include 3.5-inch form factor hard drives ranging in storage capacity from 4.3 gigabytes (“GB”) to 27.3 GB. The Company sells its products worldwide to computer manufacturers for inclusion in their computer systems or subsystems and to distributors, resellers and retailers. The Company’s products are currently manufactured in Singapore and Malaysia.

      In February 1999, the Company acquired Crag Technologies, Inc., renamed Connex, Inc. (“Connex”) after the acquisition, a San Jose-based startup company formed to develop storage solutions for the Windows NT and UNIX server environments for the rapidly changing storage market. Connex’s first product is expected to be a network attached storage appliance targeted at workgroups and small departments where multiple users access shared data files over a local area network. Connex is developing a network attached storage appliance featuring a fully integrated controller, up to six hard drives, an integrated tape for backup, automatic connectivity for remote management, and plug-and-play installation capability. The system will include Connex’s Perspective™ storage management software. For further discussion of Connex, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Industry

      Desktop PC Market. According to International Data Corporation, the desktop computer segment is the largest segment of the worldwide personal computer market, accounting for approximately 80% of global personal computer shipments in calendar 1998. As a result, desktop computers were the leading source of demand for hard drives, accounting for more than 75% of all hard drive units shipped worldwide in calendar 1998, according to International Data Corporation. Over 90% of Western Digital’s hard drive unit shipments in 1999 were sold to this market. Desktop personal computers for entry level to experienced users are used in both commercial and consumer environments. The demand for hard drive capacity continues to grow in part due to:

•	continued improvements in desktop computing price to performance ratios;

•	the emergence of the sub-$1,000 desktop computer;

•	the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

•	larger file sizes created by multimedia-intensive applications;

•	the exchange of increasing volumes of data among users across the Internet and intranets with the proliferation of collaborative computing; and

•	increased demand for desktop computer upgrades as a result of Year 2000 compliance efforts.

      Future demand growth for desktop computer hard drives also may be driven by new and emerging hard drive markets. In July 1999, International Data Corporation forecasted that the worldwide desktop computer hard drive market would grow from approximately 111 million units in calendar 1998 to 205 million units in calendar 2003, reflecting a compound annual growth rate of approximately 13.1%. However, it forecasts that revenue growth will only be approximately 4.4% through calendar 2003, reflecting the impact of industry oversupply and severe price competition. See Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

      Desktop PCs are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are primarily word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and other related applications. Desktop PCs typically utilize the Enhanced Integrated Drive Electronics (“EIDE”) interface for their hard drives. The Company believes the minimum storage requirements in the past year for entry-level PCs were generally 3.2 GB to 4.3 GB of formatted capacity.

      The market continues to demand increased capacity per unit as users’ system needs increase and technological and manufacturing advances continue to make higher capacity drives more affordable. In the mainstream desktop PC market, the Company believes that the rate of increase in storage capacity per unit has recently outpaced the rate of increase in demand for such capacity. In contrast, the emerging use of hard drives to record and playback audio and video content in the audio-visual market is expected to create demand for storage capacity that will exceed the growth in demand for increased capacity in the desktop PC market. Overall, industry sources believe that the current rate of increase in storage capacity per unit shipped will continue for the foreseeable future. Accordingly, the Company believes that time-to-market, time-to-volume and time-to-quality leadership with higher capacity drives at attractive price levels will continue to be critical to its future success in serving this market.

      Users of PCs, especially entry-level PCs, have become increasingly price sensitive. In 1998 the market for PC’s priced below $1,000 grew significantly, and in 1999 the market for PC’s priced below $800 was the fastest growing segment of the market. These systems typically do not contain high performance hard drives, but the growth of these segments has placed downward price pressure on higher cost systems as well, thereby contributing to the increasing price pressures on desktop hard drives. The Company has development efforts underway to specifically address the entry-level consumer PC market.

      Enterprise Market. Enterprise systems include high performance microcomputers, workstations, servers and minicomputers. Applications operated by these systems are characterized by compute-intensive and data-intensive solutions, such as design and engineering software, network management, larger database management systems, scientific applications and small to medium-sized business applications such as materials requirement planning, payroll, general ledger systems and related management reports. Data integrity and rapid access to data are paramount in this environment. Enterprise systems typically require hard drive storage capacities of 9.0 GB and greater per drive, average seek times of less than 8 milliseconds and rotation speeds of 7200 revolutions per minute (“rpm”) to 10,000 rpm. Due to the leading-edge characteristics required by end-users of enterprise systems, manufacturers of such systems emphasize performance as well as price as the key selling points. Enterprise systems primarily use the Small Computer System Interface (“SCSI”), although recently the Fibre Channel Arbitrated Loop (“FC-AL”) interface is being adopted by some storage subsystem providers and is expected to be increasingly utilized.

      According to International Data Corporation, the worldwide market for enterprise hard drives experienced strong growth from calendar 1994 through calendar 1998, with a compound annual growth rate of approximately 20%. Revenue growth was not as strong, with a compound annual growth rate of approximately 7.5%. Unit growth declined in calendar 1998 as compared to prior years, and revenue was level from calendar 1997. Industry sources expect unit growth to stabilize at approximately 15% per year through calendar 2001. Revenue is expected to begin growing again in calendar 1999, accelerating to approximately 8% per year by calendar 2001. See Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Products

      The Company’s WD Caviar® and WD Expert™ brand products are designed to serve the desktop PC portion of the hard drive market, and its WD Enterprise™ brand products are designed to serve the enterprise portion. Products designed to serve the emerging audio-visual portion of the hard drive market will be branded as WD Performer™.

      Desktop PC Products. The WD Caviar family currently consists of 1.0” high, 3.5-inch form factor products with capacities ranging from 4.3 GB to 20.5 GB and a rotation speed of 5400 rpm. The WD Expert family currently consists of 1.0” high, 3.5-inch form factor products, with capacities ranging from 6.8 GB to 27.3 GB and rotation speeds of 7200 rpm. In 1998 the Company introduced Data Lifeguard™, an exclusive data reliability feature which is now implemented in all of the Company’s hard drives. Data Lifeguard protects end-user data by automatically detecting, isolating, and repairing possible problem areas on the hard drive before data loss can occur. The WD Caviar and WD Expert products utilize the EIDE interface, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in all of the Company’s desktop PC hard drives is ATA/66, which signifies an internal data transfer rate of 66 megabytes per second, approximately twice as fast as the previous generation of EIDE interface.

      The WD Caviar product line generally leverages a common architecture or “platform” for various products with different capacities to serve the differing needs of the desktop PC market. The Company expects to utilize the WD Caviar platform strategy as it develops products for the emerging market for hard drives specifically designed for audio-visual applications, such as new video digital recording devices. This platform strategy results in commonality of components across different products, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. This platform strategy also enables computer manufacturer customers to leverage their qualification efforts onto successive product models.

      The WD Expert line of hard drives is focused on the higher end of the desktop PC market where capacity per system and performance are most important. These drives are developed under a hard drive technology licensing and component supply agreement between the Company and IBM (the “IBM Agreement”). The IBM Agreement enables the Company to incorporate IBM’s technology, designs, and hard drive components into the Company’s desktop PC products. The Company believes that access to IBM’s hard drive research and development in 1999 helped the Company achieve its strategy of time-to-market leadership in the desktop PC hard drive market. For further discussion of the IBM relationship, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      Enterprise Products. The Company began shipping WD Enterprise products in fiscal 1997. The Company’s current enterprise products offer storage capacities ranging from 9.1 GB to 18.3 GB, are 1.0” high, use the 3.5-inch form factor, feature seek times of less than 8 milliseconds, and are targeted at workstations, servers, multi-user systems and storage subsystems. WD Enterprise™ products utilize the SCSI interface, (both single-ended and low voltage differential) combined with 7200 rpm and 10,000 rpm spin rates to provide the high performance required to meet the storage needs of enterprise systems. The Company also recently introduced a WD Enterprise product which uses the Ultra 160 SCSI interface, allowing an internal data transfer rate of approximately 160 megabytes per second, twice as fast as the previous generation of SCSI interface.

      In order to grow its enterprise product revenues, the Company must expand its product offerings to include a broader range of enterprise products demanded by computer manufacturer customers. These products include FC-AL and other high speed interfaces. See “Technology and Product Development.” The IBM Agreement is not applicable to the Company’s enterprise business, so enterprise product development must be achieved through the Company’s own technological developments.

      Products for Emerging Audio-visual Markets. Audio-visual applications such as digital video recording devices represent a developing market opportunity for the Company’s hard drive technologies. Hard drive technology makes it possible to simultaneously record and playback content; to pause, skip forward and backward during live broadcasts; and to rapidly access large amounts of audio-visual content. The Company offers customized design capabilities and unique hard drive technologies for consumer applications; however, where practical, the Company intends to leverage its existing product line architectures for the various products for the audio-visual market. The Company is currently developing hard drives for consumer electronics products with Sony Corporation, under a strategic alliance between the Company and Sony that was announced in December 1998. The Company is also in discussions with other consumer electronics companies concerning incorporation of hard drives into new and existing consumer electronics products. Commercialization of the Sony product is being targeted for calendar 2000. Because the market for these products has not yet developed, it is too early to project the likely size and growth of such market. For further discussion of this product development effort, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      Products being Developed by Connex. Connex is developing a network attached storage appliance featuring a fully integrated controller, up to six hard drives, an integrated tape for backup, automatic connectivity for remote management, and plug-and-play installation capability. The system will include Connex’s Perspective™ storage management software. The system will be marketed for use by workgroups and small departments where multiple users access shared data files over a local area network. For further discussion of Connex, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Technology and Product Development

      Hard drives are used to record, store and retrieve digital data. Their performance attributes are currently better than removable or floppy disks, optical disk drives and tape, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

“Storage capacity" — the amount of data that can be stored on the hard drive — commonly expressed in gigabytes.

“Average seek time" — the time needed to position the heads over a selected track on the disk surface — commonly expressed in milliseconds.

“Internal data transfer rate" — the rate at which data is transferred to and from the disk — commonly expressed in megabits per second.

“Spindle rotational speed" — the rotational speed of the disks inside the hard drive — commonly expressed in rpms or revolutions per minute.

      All of the Company’s hard drive products employ similar technology. The main components of the hard drive are the head disk assembly and the printed circuit board. The head disk assembly includes the head, media (disks), head positioning mechanism (actuator) and spin motor. These components are contained in a hard base plate protective package in a contamination-free environment. The printed circuit board includes custom integrated circuits, an interface connector to the host computer and a power connector.

      The head disk assembly is comprised of one or more disks positioned around a spindle hub that rotates the disks by a spin motor. Disks are made of a smooth substrate to which a thin coating of magnetic materials is applied. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk. The sensor element of the head, also known as the slider, is getting progressively smaller, resulting in reduced material costs.

      The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks, and controls the heads. The location of data on each disk is logically maintained in concentric tracks which are divided into sectors. The computer sends instructions to the controller to read data from or write data to the disks based on track and sector locations. Guided by instructions from the controller, the head stack assembly is pivoted and swung across the disk by a head actuator or motor until it reaches the selected track of a disk, where the data is recorded or retrieved.

      Industry standard interfaces are utilized to allow the disk drive to communicate with the computer. Currently, the primary interface for desktop PCs is EIDE and, for enterprise systems, SCSI. As computer performance continues to improve, the hard drive will need to deliver information faster than these interfaces can handle. Accordingly, enterprise systems have begun to incorporate the FC-AL serial interface where very high data transfer rates are important, and the desktop PC industry plans to transition to higher speed interfaces to handle the higher data transfer rates. The Company is working to develop products that will support these higher speed interfaces.

      Storage capacity of the hard drive is determined by the number of disks and each disk’s areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk. Areal density is generally measured in megabits per square inch of disk surface. The higher the areal density, the more information can be stored on a single platter. As the areal density increases, fewer disks and/or heads are required to achieve a given drive capacity, thus reducing product costs through reduced component requirements.

      Head technology is one of the variables affecting areal density. The desktop hard drive industry has completed a transition to magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. Magnetoresistive heads have discrete read and write structures which provide more signal than the older thin-film inductive heads. This allows significantly higher areal densities, which increases storage capacity per disk and improves manufacturing margin and product reliability. The Company completed the transition to magnetoresistive head technology in 1999 and is in the process of completing a transition to the next generation of head technology, known as giant magnetoresistive. Certain of the Company’s competitors in the desktop PC hard drive market moved more quickly than the Company into magnetoresistive head technology, achieving time-to-market leadership at higher capacity points; however, the Company has been a leader in the transition to giant magnetoresistive head technology. The Company began volume shipments of its first giant magnetoresistive-based hard drive products for the desktop PC market in the third quarter of 1999, and currently all of the Company’s desktop product offerings employ giant magnetoresistive head technology.

      Constant innovations in research and development are essential to the Company’s ability to compete. Hard drive providers are evaluating or implementing a number of technological innovations designed to further increase hard drive performance and reduce product costs, including simplifying the electronic architecture by combining the traditional controller, channel, microprocessor and servo-interface management functions of traditional hard drive microprocessors on a single integrated circuit. Moreover, to consistently achieve timely introduction and rapid volume production of new products, some hard drive providers are striving to simplify their product design processes by focusing on creating extendible core technology platforms which utilize common firmware and mechanical designs and re-use of manufacturing tooling and application specific integrated circuits across various product generations and product lines.

      The Company must expand its product offerings in the enterprise market to include FC-AL interface and other emerging technologies. The Company’s current line of enterprise products consists of SCSI low profile 1.0” high drives with capacity points up to 18.3 GB. While these products address approximately 70% to 80% of the enterprise market, that percentage is likely to decrease as demand for FC-AL interface and 10,000 and higher rpm drive products grows. The Company’s research and development is crucial to its success in the enterprise market. There is continuing market pressure to increase the spindle rotational speed and decrease the average seek time of enterprise products. The Company must build its enterprise infrastructure quickly enough to support this development schedule. This will involve hiring and retaining qualified engineers at a time when there is a worldwide shortage of such engineers. For a discussion of our enterprise product development, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Sales and Distribution

      The Company sells its products globally to computer manufacturers, distributors, value-added resellers, dealers, system integrators, retailers and internet-based retailers. Manufacturers typically purchase components such as hard drives and assemble them into the computer systems they build. Distributors typically sell the Company’s drives to small manufacturers, dealers, system integrators and other resellers.

      Manufacturers. Sales to manufacturers accounted for 72%, 69% and 70% of consolidated revenues in 1997, 1998 and 1999, respectively. The Company’s major computer manufacturer customers include Apple Computer, Compaq Computer, Dell Computer, Fujitsu, Gateway, Hewlett-Packard, IBM, Intel, Micron Electronics and NEC. During 1997, sales to IBM accounted for 13% of revenues. During 1998 and 1999, sales to Compaq accounted for 14% and 21% of revenues, respectively. The Company believes that its success depends on its ability to maintain and improve its strong relationships with the leading computer manufacturers. Western Digital, Quantum, IBM and Seagate have historically had the highest market share with these manufacturers. Over the last two years, Maxtor Corporation and Fujitsu Limited have introduced new hard drive products and gained market share with leading computer manufacturers. The increase in the number of qualified suppliers to the leading manufacturers, combined with the growth of the sub-$1,000 PC market, has placed continuous downward pressure on hard drive prices. This pressure, in turn, has reduced average gross margins for hard drive suppliers.

      The leading PC computer manufacturers have been gaining market share, which has increased their purchasing leverage over component suppliers. In calendar years 1997 and 1998, the top ten PC computer manufacturers accounted for more than 50% of all PC shipments and most of the growth in the PC market. In addition, the top four server and workstation computer manufacturers accounted for almost 50% of server and workstation units shipped in calendar 1998. As a result, maintaining customer satisfaction with these leading computer manufacturers has become even more critical.

      Computer manufacturers typically seek to qualify up to three or four providers for each generation of hard drives. Once a computer manufacturer has chosen its qualified hard drive vendors for a given product, it generally will purchase hard drives from those vendors for the life of that product. To achieve consistent success with computer manufacturers’ qualifications, a hard drive supplier must be an early provider of next generation hard drives featuring leading technology and high capacity per disk. Suppliers must quickly achieve volume production of high quality and reliable hard drives. To quickly achieve high volume production, a hard drive supplier must have access to flexible, high-capacity, high-quality manufacturing capabilities. Factors on which computer manufacturers evaluate their hard drive suppliers include overall quality, storage capacities, performance characteristics, price, ease of doing business, and the supplier’s long-term financial stability.

      The business models of computer manufacturers are in the process of changing, and these changes have impacted and will continue to impact Western Digital’s sales, inventory and distribution patterns. The forecast-driven, long-production-run logistics model, which most of the computer industry has used, exposes manufacturers and others in the distribution chain to the risk of carrying excess or obsolete inventories. The historical model limits the computer manufacturers’ flexibility to react to rapid technology changes and component pricing fluctuations. In response, the leading manufacturers require their hard drive suppliers to maintain a small base stock of finished product in locations adjacent to the customers’ manufacturing facilities. In addition, some of the Company’s customers have implemented a supply chain logistics model that combines “build-to-order” (computer manufacturer does not build until there is an order backlog) and “contract manufacturing” (computer manufacturer contracts assembly work to a contract manufacturer who purchases components and assembles the computer based on the computer manufacturer’s instructions.) The Company then ships hard drives directly to the assembler for installation at its location. The Company has adapted its logistics model to effectively align with these industry shifts. These changes require greater skill in managing finished goods inventory and more flexibility in manufacturing, both of which in turn require even closer relationships between the Company and its computer manufacturer and contract manufacturer customers. To meet these challenges the Company is expanding its use of Internet technology and web-based supply chain planning tools. For an additional discussion of the changes in customer models, refer to Part II, Item 7, under the headings “Risk factors related to Western Digital particularly,” and “Risk factors related to the hard drive industry in which we operate.”

      The Company maintains a base stock of two to three weeks of current, finished goods inventory for certain key computer manufacturer customers in facilities located adjacent to their operations. Inventory at these locations usually includes minor product customizations (such as labeling) for the related computer manufacturer. If subsequent to its initial order the computer manufacturer changes its requirements, inventory held at these facilities can be sold to other computer manufacturers or distributors as is or with minor modifications (such as a change in labeling) at little or no additional cost. Therefore, these arrangements, even if not fulfilled, have minimal impact on inventory valuation.

      Distributors. The Company uses a select group of distributors to sell its products to small computer manufacturers, value-added resellers, resellers and systems integrators. The Company’s major distributor customers include ASI, CHS, Decision Support Systems, ELD, Ingram Micro, Merisel, Servex, Synnex and Tech Data. Distributors and retailers combined accounted for approximately 28%, 31%, and 30% of disk drive revenue for 1997, 1998, and 1999, respectively. Distributors generally enter into non-exclusive agreements with the Company for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. The Company grants certain of its distributors price protection and limited rights to return product on a rotation basis.

      Retailers. The Company sells its retail-packaged products directly to a select group of major retailers such as computer superstores, warehouse clubs and computer electronics stores and authorizes sales through distributors to smaller retailers. Major retailers to whom the Company sells directly include Best Buy, Carrefour, Circuit City, CompUSA, Dixons, Office Depot and Vobis. Retailers accounted for approximately 3.1%, 4.7%, and 6.3% of revenue for 1997, 1998, and 1999, respectively. The Company’s current retail customer base is in the United States and Canada. The retail channel complements the Company’s other sales channels while helping to build brand awareness for the Company and its products. Retailers supply the aftermarket “upgrade” sector in which end-users purchase and install products to upgrade their computers. The Company grants certain of its retailers price protection and limited rights to return product on a rotation basis.

      The Company maintains sales offices throughout North America, Eastern and Western Europe, the Middle East, Japan and Southeast Asia. Field application engineering is provided to strategic computer manufacturer accounts, and end-user technical support services are provided within the United States and Europe. The Company’s end-user technical support is supplied by both employees and qualified third-party support organizations through telephone support during business hours and via the Company’s web site.

      The Company’s international sales, which include sales to foreign subsidiaries of U.S. companies, represented 47%, 43% and 45% of revenues for fiscal years 1997, 1998 and 1999, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      For information concerning revenue recognition, sales by geographic region and significant customer information, see Notes 1 and 7, respectively, of Notes to Consolidated Financial Statements.

      The Company’s marketing and advertising functions are performed both internally and through outside firms. Advertising, direct marketing, worldwide packaging and marketing materials are targeted to various end-user segments. Western Digital utilizes both consumer media and trade publications. The Company has programs under which qualifying manufacturers and resellers are reimbursed for certain advertising expenditures. Western Digital also invests in direct marketing and customer satisfaction programs. The Company maintains ongoing contact with end users through primary and secondary market research, focus groups, product registrations and technical support databases.

Competition

      In the desktop product market, the Company competes primarily with Fujitsu, IBM, Maxtor, Quantum, Samsung, and Seagate. In the enterprise market, the Company competes primarily with Fujitsu, Hitachi, IBM, Quantum, and Seagate.

      The hard drive industry is intensely competitive, with hard drive suppliers competing for a limited number of major customers. Hard drives manufactured by different competitors are highly substitutable due to the industry mandate of technical form, fit and function standards. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality and ease of doing business. The relative importance of these factors varies among different customer and market segments. The Company believes that it is generally competitive in all of these factors.

      The Company believes that it cannot differentiate its hard drive products solely on attributes such as storage capacity; therefore, the Company also differentiates itself by designing and incorporating into its hard drives desirable product performance attributes and by emphasizing rapid response with its computer manufacturer and distribution customers and brand equity with its end users. These product performance attributes include seek time, data transfer rates, intelligent caching, failure prediction, remote diagnostics, acoustics and data recovery. Rapid response requires accelerated design cycles, customer delivery and production flexibility, which contribute to customer satisfaction. Data storage has become strategically critical for computer end users. Consequently, the Company believes that trust in a manufacturer’s reputation has become an important factor in the selection of a hard drive, particularly within such a rapidly changing technology environment. The Company believes it has strong brand equity with its end users.

      During 1997, the Company significantly increased its market share in the desktop hard drive market. The Company’s market share eroded in 1998, primarily due to competitive conditions in the hard drive industry (with resulting cutbacks in production), the timing of the Company’s transition from thin film to magnetoresistive head technology and certain manufacturing and performance issues encountered as the Company pushed thin film head technology to its limits. The Company completed its transition to magnetoresistive technology in 1999 and began its transition to giant magnetoresistive technology; however, the competitive conditions in the hard drive industry continued and the Company’s market share eroded further due to cutbacks in production.

      The desktop market is characterized by more competitors and shorter product life cycles than the enterprise market; therefore, it has traditionally been subject to periods of sustained and severe price competition, and factors such as time-to-market can have a more pronounced effect on the success of any particular product.

      The enterprise portion of the hard drive market is more concentrated than the desktop portion, with the two largest competitors, Seagate and IBM, having market shares approaching 40%. During the past two years price competition in the enterprise market has increased, and the Company expects that it will continue to increase. Introduction of the WD Enterprise™ drives into the enterprise market was successful because of high product quality, competitive product performance and the Company’s ability to leverage its customer and supplier relations from the desktop market; however, the Company’s future success in the enterprise storage market is heavily dependent on the successful development, timely introduction and market acceptance of new products.

      The Company expects that the products under development by Connex will face significant competition from established manufacturers of network attached storage devices. For an additional discussion of the challenges facing Connex, see Part II, Item 7, under the heading “Risk factors related to Western Digital particularly.”

      Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than the Company’s hard drive products. Some of the Company’s competitors are developing hybrid storage devices that combine magnetic and optical technologies, but the Company has decided not to pursue this technology at this time. High-speed semiconductor memory could compete with the Company’s hard drive products in the future. Semiconductor memory is much faster than magnetic disk drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash memory, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher “read” performance than disk drives, it has lower “write” performance. Flash memory could become competitive in the near future for applications requiring less storage capacity than hard drives can provide.

      For an additional discussion of competition, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Service and Warranty

      Western Digital generally warrants its newly manufactured hard drives against defects in materials and workmanship for a period of one to five years from the date of sale, based on customer needs. The Company’s warranty obligation is generally limited to repair or replacement of the hard drive. The Company recently contracted with a third party in the United States to process and test returned hard drives for the Company’s end users. The Company refurbishes or repairs its products at in-house service facilities located in Singapore and at a third-party return facility located in Germany.

Manufacturing

      To be competitive, Western Digital must manufacture high quality hard drives with industry leading time-to-volume production at competitive unit cost. The Company strives to maintain manufacturing flexibility, rapidly achieve high manufacturing yields and acquire high-quality components in required volumes at competitive prices. The critical elements of Western Digital’s hard drive production are high volume, low cost assembly and testing, and establishment and maintenance of key vendor relationships in order to create “virtual vertical integration.” By establishing partner relationships with its strategic component suppliers, the Company believes it is able to access “best-of-class” manufacturing quality without the substantial capital investment associated with actual vertical integration. In addition, the Company believes that its virtual vertical integration model enables it to have the business flexibility needed to select the highest quality low cost suppliers as product designs and technologies evolve.

      Hard drive manufacturing is a complex process involving the assembly of precision components with narrow tolerances and extensive testing to ensure reliability. The assembly process occurs in a “clean room” environment which demands skill in process engineering and efficient utilization of the “clean room” layout in order to reduce the high operating costs of this manufacturing environment. The Company’s clean room manufacturing process consists of modular production units, each of which contains a number of work cells. With the completed transition to magnetoresistive head technology for desktop PC hard drives, the Company has recently increased its factory yields on desktop PC hard drives to its historically high levels.

      The Company produces hard drives in its two plants, one in Singapore and one in Malaysia. The Company recently announced its intention to move substantially all of its production of desktop hard drives to Malaysia, while retaining in Singapore production of enterprise drives and expanding its role in design, development and manufacturing process engineering. As a continuation of its virtual vertical integration model, the Company sold its media manufacturing division in 1999 to Komag, Inc. (“Komag”). With the sale of this division, the Company now purchases all of the standard mechanical components and micro controllers for its hard drives from external suppliers.

      The Company continually evaluates its manufacturing processes in an effort to increase productivity and decrease manufacturing costs. In order to address inventory oversupply, the Company has implemented production cutbacks in its manufacturing facilities and has reduced excess manufacturing capacity through closure of one of its manufacturing facilities in Singapore and the announced relocation of the remaining Singapore desktop hard drive production to Malaysia. The Company believes that more automated manufacturing processes may be required in the future in order to be competitive in the hard drive industry and continually evaluates which steps in the manufacturing process would benefit from automation and how automated manufacturing processes support the Company’s business plans.

      For an additional discussion of manufacturing, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Research and Development

      The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses totaled $150.2, $203.7 and $217.0 million in 1997, 1998 and 1999, respectively.

Research and development expenditures included approximately $22.0 million, primarily related to the initiation of the IBM relationship in 1998, and approximately $12.0 million related to the acquisition of Connex in 1999. Recurring research and development expenditures for hard drive products increased by approximately $31.5 million from 1997 to 1998, and by $23.3 million from 1998 to 1999, due to the Company’s decision to develop a full line of enterprise hard drives, regain time-to-market leadership in the desktop hard drive market, develop a line of audio-visual hard drives and continue development of Connex new products.

      For a discussion of product development, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Materials and Supplies

      The principal components currently used in the manufacture of the Company’s hard drives are magnetic heads and related head stack assemblies, media, controllers, spindle motors and mechanical parts used in the head-disk assembly. In addition to its own proprietary semiconductor devices, the Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers and a wide variety of other parts, including connectors, cables, and other interconnect technology.

      Unlike some of its competitors, the Company acquires all of the components for its products from third-party suppliers. In general, the Company tries to have at least two or three suppliers for each of its component requirements. For example, the Company currently buys giant magnetoresistive heads from IBM, Read-Rite and SAE. IBM supplies all of the heads for the Company’s desktop PC hard drives incorporating IBM technology under the IBM Agreement. Media requirements are purchased through several outside vendors including Komag, IBM and HMT Technology. In connection with the sale of its media manufacturing division to Komag in April 1999, the Company entered into a three-year volume purchase agreement with Komag. Under this Agreement, the Company is obligated to purchase a substantial portion of its requirements for hard disk media from Komag. The Agreement does not require the Company to purchase a fixed minimum amount of media from Komag. Some custom integrated circuits are currently sole-sourced from Cirrus Logic and STMicroelectronics. Because of their custom nature, these products require significant design-in periods and long lead times.

      For an additional discussion of component supplies, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Backlog

      At August 21, 1999, the Company’s backlog, consisting of orders scheduled for delivery within the next twelve months, was approximately $388 million, compared with a backlog at August 7, 1998 of approximately $270 million. The Company expects all this backlog to be delivered within the current fiscal year. Historically, a substantial portion of the Company’s orders has been for shipments within 30 to 60 days of the placement of the order. The Company generally negotiates pricing, order lead times, product support requirements and other terms and conditions prior to receiving a computer manufacturer’s first purchase order for a product. Manufacturers’ purchase orders typically may be canceled with relatively short notice to the Company, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. Also, certain of the Company’s sales to computer manufacturers are made under “just-in-time” delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company’s revenue and profit and may not be comparable to earlier periods.

Patents, Licenses and Proprietary Information

      The Company owns numerous patents and has many patent applications in process. The Company believes that, although its patents and patent applications have significant value, the successful manufacturing and marketing of its products depends primarily upon the technical competence and creative ability of its personnel. Accordingly, the patents held and applied for do not assure the Company’s future success.

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

      The Company relies on certain technology that is licensed from other parties in order to manufacture and sell its products. The Company has cross-licensing agreements with several competitors, customers and suppliers, and the Company believes that it has adequate licenses and other agreements in place in addition to its own intellectual property portfolio to compete successfully in the hard drive industry.

      From time to time, the Company receives claims of alleged patent infringement or notice of patents from patent holders which typically contain an offer to grant the Company a license. It is the Company’s policy to evaluate each claim and, if appropriate, enter into a licensing arrangement on commercially reasonable terms. However, there is no assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained.

      For additional discussion of intellectual property, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Environmental Regulation

      The Company is subject to a variety of regulations in connection with its operations. It believes that it has obtained or is in the process of obtaining all necessary permits for its domestic operations.

Employees

      As of July 31, 1999, the Company employed a total of 10,390 full-time employees worldwide. This represents a reduction in headcount of approximately 20% since July 31, 1998, as the Company responded to the industry downturn and its decrease in sales. The Company employed 1,673 employees in the United States, 4,410 employees at its hard drive manufacturing facilities in Malaysia, 4,165 at its hard drive manufacturing facility in Singapore, and 142 at its international sales offices.

      Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees. In an effort to attract and retain such employees, the Company continues to offer employee benefit programs which it believes are at least equivalent to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulty at times in hiring and retaining certain skilled personnel. In critical areas, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization, and the Company considers its employee relations to be good.

Item 2. Properties

      The Company’s headquarters, located on leased property in Irvine, California, house management, research and development, administrative and sales personnel. The lease agreement for this facility expires in December 2000 and provides the Company with the option to extend the lease for an additional six-month period. The Company also leases facilities in San Jose, California, and Rochester, Minnesota, for research and development activities. The Company operates a hard drive design and manufacturing facility in Chai Chee, Singapore. The Chai Chee, Singapore, facility is leased. The leases referenced above expire at various times beginning in 2000 through July 2006. The Company also owns a facility in Tuas, Singapore, subject to a ground lease expiring in 2026. This Tuas, Singapore, facility is presently being held for disposition. Western Digital also owns a hard drive manufacturing facility in Kuala Lumpur, Malaysia. The Company owns a facility in Rochester, Minnesota, soon to be occupied and used for research and development activities, which consists of a 215,000 square foot building on approximately 57 acres. The Company recently sold approximately 34 acres of land in Irvine, California, on which it previously intended to construct a new corporate headquarters.

      The Company also leases office space in various other locations throughout the world primarily for sales and technical support. The Company’s present facilities are adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue. The hard drive industry does not generally require long lead time to develop and begin operations in new manufacturing facilities.

Item 3. Legal Proceedings

      The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company’s legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or liquidity. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

      The Company was sued by Amstrad PLC (“Amstrad”) in December 1992 in Orange County Superior Court. The complaint alleged that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad’s reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The first trial of this case ended in a mistrial, with the jury deadlocked on the issue of liability. The case was retried, and on June 9, 1999, the jury returned a verdict against Amstrad and in favor of Western Digital. Amstrad has filed a notice of appeal from the judgment. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, should the judgment be reversed on appeal, and if in a retrial of the case Amstrad were to prevail, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, the costs of defending a retrial of the case may be material, regardless of the outcome.

      On February 26, 1999, the Lemelson Foundation (“Lemelson”) sued the Company and 87 other companies in the U.S. District Court for the District of Arizona. The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to, among other matters, “machine vision,” “computer image analysis,” and “automatic identification.” The Company has reached preliminary agreement with Lemelson concerning a fully paid-up license of the patents, and Lemelson has filed a voluntary dismissal without prejudice of the complaint against the Company. Based upon the information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

      In 1994 Papst Licensing (“Papst”) brought suit against the Company in U.S. District Court for the Central District of California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchases from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

      On July 2, 1999, Magnetic Media Development, LLC (“Magnetic Media”) brought suit against the Company in the United States District Court for the Northern District of California. The suit alleges infringement by the Company of four patents allegedly owned by Magnetic Media. While the Company has not yet had an opportunity to fully study the complaint, it believes that the patents cited in the complaint are those previously cited to the Company by Mr. Virgle Hedgcoth. In a letter dated July 16, 1996, Mr. Hedgcoth gave notice of his assertion that the Company’s products infringe several of his patents. Each of the patents which Hedgcoth cited relates to magnetic media. In the letter, Hedgcoth offered the Company a license under all his patents, without specifying any amount of compensation. The Company has investigated these assertions and believes it is likely that, with respect to magnetic disks that it purchases from others and incorporates into the Company’s products, it may have the right to have the vendors of such magnetic disks undertake the defense and indemnify the Company with respect to such purchased disks. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial position, results of operations or liquidity. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

      The Company and Censtor Corporation (“Censtor”) have had discussions concerning any royalties that might be due Censtor under a licensing agreement. Censtor has initiated arbitration procedures under the agreement seeking payment of royalties. In response, the Company has filed a complaint in federal court seeking a determination that the patents at issue are invalid. The federal court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this dispute will have a material adverse effect on its financial position, results of operations or liquidity.

      In the normal course of business, the Company receives and makes inquiry regarding possible intellectual property matters including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that a license will be offered or that the terms of any license offered will be acceptable to the Company. Several such matters are currently pending. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      From time to time the Company receives claims and is a party to suits and other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant

      The names, ages and positions of all the executive officers of the Company as of August 20, 1999 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Charles A. Haggerty	57	Chairman of the Board, President and Chief Executive Officer

Matthew E. Massengill	38	Co-Chief Operating Officer

Russell R. Stern	43	Co-Chief Operating Officer

Steven G. Campbell	44	Senior Vice President, Desktop Solutions

Arif Shakeel	44	Senior Vice President, Worldwide Operations

Duston M. Williams	41	Senior Vice President and Chief Financial Officer

W. Michael Williams	40	Senior Vice President and General Manager, Connex, Inc.

Michael A. Cornelius	57	Vice President, Law and Administration, and Secretary

Steven M. Slavin	48	Vice President, Taxes and Treasurer

Jack Van Berkel	39	Vice President, Human Resources

      Messrs. Haggerty, Massengill, Campbell, Slavin and Duston Williams have been employed by the Company for more than five years and have served in various executive capacities with the Company before being appointed to their present positions.

      Mr. Stern joined the Company in November 1994 as Vice President, New Product Introductions. He also served as Vice President, Asian Operations for the Personal Storage Division and became Senior Vice President, Engineering, Personal Storage Division in July 1998. He was promoted to his current position in July 1999. Immediately prior to joining the Company, he served as Vice President, Asian Operations for MiniStor Peripherals Corporation.

      Mr. Shakeel joined the Company in 1985 as Product Manager, Integrated Drive Electronics. Mr. Shakeel served in various executive capacities, including Vice President, Materials — Asia, until October 1997, when he left the Company to become Managing Director of Mahlin Associates, a supplier of electromechanical components in Singapore. Mr. Shakeel rejoined the Company in April 1999 as Senior Vice President of Operations, Drive Products Division. He was promoted to his current position in July 1999.

      Mr. Michael Williams joined the Company in September 1998 as General Manager, Enterprise Storage Group. He assumed his current position in February 1999. Prior to joining the Company, he was a founder and served as Vice President, Engineering, of Ridge Technologies, a manufacturer of enterprise-class storage systems and subsidiary of Adaptec, from July 1997. Ridge Technologies was the predecessor to Connex, Inc. Prior to this, Mr. Williams served in various engineering and management positions at Apple Computer for 10 years.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Western Digital’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WDC.” The approximate number of holders of record of common stock of the Company as of September 17, 1999 was 3,874.

      The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future. The Company’s line of credit agreement prohibits the payment of such dividends.

      The high and low sales prices of the Company’s common stock, as reported by the NYSE, for each quarter of 1998 and 1999 are as follows:

	First		Second		Third		Fourth

1998

High	$54	3/4	$49	9/16	$20	7/16	$22	1/16

Low	30	5/8	14	1/2	14	3/4	10	1/4

1999

High	$13	1/2	$18	9/16	$21	7/16	$9	7/8

Low	8		7	1/8	8	1/2	6	1/4

      On February 1, 1999, the Company’s wholly owned subsidiary, Western Digital Rochester, Inc., merged with and into Connex, whereby Connex was the surviving corporation and all previously issued and outstanding shares of Connex were canceled and exchanged for common stock of the Company. This resulted in an aggregate of 575,662 shares of common stock of the Company being issued to the shareholders of Connex. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(2) thereof, as a transaction not involving a public offering. The recipients of the Company’s common stock received in connection with the Connex transaction acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing this common stock bear restrictive legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. The Company believes that exemptions other than those specified above may exist with respect to the transaction set forth above.

Item 6. Selected Financial Data

Financial Highlights

	Years Ended

	July 1,	June 29,	June 28,	June 27,	July 3,
	1995	1996	1997	1998	1999

	(in millions, except per share and employee data)

Revenues, net	$2,130.9	$2,865.2	$4,177.9	$3,541.5	$2,767.2

Gross profit (loss)	394.1	382.1	650.3	100.1	(2.8)

Operating income (loss)	133.0	77.5	301.6	(295.8)	(476.8)

Net income (loss)	$123.3	$96.9	$267.6	$(290.2)	$(492.7)

Earnings (loss) per share:

Basic	$1.34	$1.05	$3.07	$(3.32)	$(5.51)

Diluted	$1.23	$1.01	$2.86	$(3.32)	$(5.51)

Working capital	$360.5	$280.2	$364.2	$463.5	$61.7

Total assets	$858.8	$984.1	$1,307.1	$1,442.7	$1,002.4

Total long-term debt	$—	$—	$—	$519.2	$534.1

Shareholders’ equity (deficiency)	$473.4	$453.9	$620.0	$317.8	$(153.8)

Number of employees	7,647	9,628	13,384	13,286	10,503

      No cash dividends were paid for the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Western Digital is a leading supplier of hard drives for desktop and enterprise computers. The hard drive industry is intensely competitive and has experienced a great deal of growth, entry and exit of firms, and technological change over the past several years. This industry is characterized as a high-tech commodity business with short product life cycles, dependence upon highly skilled engineering and other personnel, significant expenditures for product development and recurring periods of oversupply.

      The Company’s operating results during 1999 deteriorated primarily as a result of increased pricing competition, particularly in the desktop storage market. Although the business environment was challenging in 1999, the Company continued to make significant investments in its existing desktop and enterprise product lines, and acquired a start-up company which will add new product lines to the Company in 2000. During the year, the Company also restructured its operations and completed the sale of its media business to Komag.

      In December 1998, the Company formed a strategic partnership with Sony Corporation to co-develop a new hard disk drive (“HDD”) for consumer audio and video (“AV”) applications. The collaborative agreement calls for Sony to develop the interface, architecture, and protocol for AV applications, while the Company will be responsible for developing the mechanical and electronic components and firmware of the HDD. Each company will contribute its respective expertise to the development effort. Sony will contribute in the areas of digital video and audio processing and Western Digital in HDD design and manufacturing technology. Commercialization of the AV HDD is being targeted for the first half of calendar 2000.

      In February 1999, the Company acquired Connex for approximately $12.0 million. Connex had, at the time of the acquisition, several in-process research and development projects. The Company is continuing development efforts and expects to ship the first new products developed by Connex in January 2000.

      Cost-saving and organizational restructuring measures were taken in 1999 to improve the Company’s financial performance and responsiveness to changing industry conditions. In January 1999, the Company initiated a restructuring program that resulted in the combination of its Personal Storage Division and Enterprise Storage Group into a single hard drive operating unit, the Drive Products Division (“DPD”), which combined design, manufacturing, materials, business and product marketing resources to address both the desktop and enterprise markets. In connection with combining the divisions, the Company’s Tuas,

Singapore facility was closed and production of its enterprise drives was moved to the Company’s nearby manufacturing facility in Chai-Chee, Singapore. The combination resulted in a $41.0 million charge to operations in the third quarter. The Company has realized and expects to further realize operating efficiencies as a result of the combination.

      In April 1999, the Company completed the sale of its Santa Clara disk media operations to Komag. Terms of the sale agreement include a three-year volume purchase agreement under which the Company must purchase a significant percentage of its media requirements from Komag. The agreement does not require the Company to purchase a fixed minimum amount of media from Komag. As a result of the sale, the Company recorded a fourth-quarter charge to operations of $20.0 million. Prior to the sale, Komag was already a long-time media supplier to the Company. The two companies plan to work closely on the design and development of media for future hard drive products. These efforts should further enhance the time-to-market of the Company’s drive designs and lower its component costs through the efficiencies of Komag’s global high-volume media manufacturing facilities.

      On July 8, 1999, a further restructuring of operations and management responsibilities was announced. The structural change established a Worldwide Operations and Geographies structure and a Lines of Business/ Research and Development organization (“LOB”). The assignment of LOB’s and geographic responsibilities is expected to help the Company focus on narrower vertical markets, and on specific geographic territories and customers. The restructuring is also expected to enable the Company to be more responsive to its markets and to encourage faster, more focused, customer-oriented decision-making. The restructuring resulted in a reduction of worldwide employee headcount of approximately 40 employees, approximately 25 of whom were direct and indirect labor and the rest were management, professional and administrative personnel. The Company expects to record a charge to operations, primarily for severance accruals, of approximately $2 million in the first quarter of 2000.

      On July 20, 1999, the Company’s chairman, president, and chief executive officer, Chuck Haggerty, announced his plans to retire by the end of June 2000, or upon the Company’s appointment of a new president and CEO. Currently the new operating and management structure is led by co-chief operating officers.

      On August 13, 1999, the Company announced its intention to move substantially all of its production of desktop hard drives to Malaysia, while retaining in Singapore production of enterprise drives and expanding its role in design, development and manufacturing process engineering. The Company expects to finalize its plans relative to the restructuring by the end of its first quarter. The Company expects that the transfer of production of desktop hard drives to its Malaysia facility will result in a reduction of employee headcount in Singapore by the end of December 1999 of approximately 2,000 direct and 500 indirect workers and a charge to operations during the first half of 2000 of approximately $30 million relating to the write-off of fixed assets to be disposed of, lease cancellations, and employee severance and other costs of vacating leased properties. The Company expects that the transfer to its Malaysia facility will result in an employee headcount increase in Malaysia of approximately 2,000 workers by the end of December 1999. The Company also expects that this restructuring, along with the January 1999 consolidation of its Singapore facilities, will result in a combined annualized cost savings of approximately $100 million.

      On September 27, 1999, the Company announced a recall of up to 400,000 of its 6.8GB per platter series of WD Caviar desktop hard drives which are in completed computer systems, because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip, but the Company believes the remaining drives are either in the Company’s or its customers’ inventory. Replacement of the chips will involve rework of the printed circuit board assembly. The Company expects that it will be able to resume production of the hard drives with new chips by approximately October 11, 1999. The Company has not yet quantified the total impact of the recall, rework, and manufacturing stoppage on its financial position, results of operation, or liquidity, although it believes it will be material. The special charges associated with the cost of recalling and repairing the affected drives are not expected to exceed $50 million. This estimate excludes any impact on the Company’s revenues or market share. The Company has not yet determined how much of the potential loss might be recoverable from insurance sources and from the supplier of the faulty chip.

Results of Operations

  Comparison of 1997, 1998 and 1999

      In 1997, the Company reported net income of $267.6 million compared with net losses of $290.2 and $492.7 million in 1998 and 1999, respectively. The deterioration in operating performance from 1997 to 1998 occurred because of a 15% decrease in revenues, a 13 percentage point decline in gross profit margin and a three percentage point increase in operating expenses as a percentage of revenues. The increase in operating loss from 1998 to 1999 resulted from a 22% decrease in revenues, a three percentage point decrease in gross margin, and a six percentage point increase in operating expenses as a percentage of revenues. The net loss in 1998 included charges of $148 million recorded in the second quarter, primarily to cost of sales, and $22 million of costs recorded in the fourth quarter to research and development (“R&D”) principally related to the start-up of the IBM Agreement. The net loss in 1999 included approximately $77 million of charges for incremental thin-film warranty provisions and approximately $7.5 million in Malaysian currency losses recorded in the first quarter, $12.0 million of in-process research and development write-offs associated with the acquisition of Connex in the third quarter, and restructuring charges totaling $61.0 million for the consolidation of the Company’s Personal Storage Division and Enterprise Storage Group and sale of its media operations in the third and fourth quarter, respectively.

      Sales of hard drive products, which comprise 100% of the Company’s revenues, were $4.2, $3.5 and $2.8 billion in 1997, 1998 and 1999, respectively. A unit shipment decrease of 6% from 1997 to 1998, which, combined with reductions in the average selling prices of hard drive products due to an intensely competitive hard drive business environment, resulted in a 15% decline in hard drive revenues. During 1999, a unit shipment decrease of 5% from 1998, combined with further reductions in average selling prices, resulted in a 22% decline in hard drive revenues.

      Gross profit margins for 1997, 1998 and 1999 were 15.6%, 2.8% and 0%, respectively. The reduction in gross profit margin in 1998 was primarily related to unusually severe competitive pricing pressures experienced in the desktop storage market during the last three quarters. The Company also experienced higher assembly costs associated with extending the life of thin film head technology in desktop storage products and the accelerated transition to hard drives utilizing magnetoresistive heads. The $140 million of charges recorded in the second quarter of 1998 (discussed below) also contributed to the decline in gross profit margin. Partially offsetting these amounts were incremental sales of the Company’s higher margin enterprise storage products in 1998.

      During the second quarter of 1998, the Company incurred $148 million of special charges as a result of its decisions to reduce its exposure to the sustained oversupply and unusually competitive pricing pressures in the lower capacity portion of the hard drive marketplace, and to sharpen its focus and resources on its desktop and enterprise storage product lines. This decision led the Company to accelerate its transition to magnetoresistive head technology and to redeploy the resources which were being used on development of its mobile disk drive product line back to its core desktop and enterprises disk drive products. The special charges included approximately $49 million of vendor purchase order cancellation charges on older, thin-film technology components due to reduced production of thin-film products, $35 million for write-down of inventory and service center stock, $24 million for incremental warranty accruals on older technology products, $10 million for write-offs of investments in companies developing advanced thin-film and mobile disk drive technologies, $8 million of mobile engineering development expenses incurred during the quarter, and $22 million of other incremental costs incurred within the quarter associated with the accelerated transition out of older, thin-film technology into magnetoresistive products. Of the total $148 million special charges, approximately $8 million was recorded in research and development expense and $140 million was recorded in cost of sales. Since these charges were either incurred during the second quarter of 1998, or resulted from liabilities incurred or assets impaired upon the Company’s decision in the second quarter to implement these actions, the entire $148 million was recorded in the second quarter of 1998. The inventory referred to above was scrapped or subsequently sold at or slightly above its adjusted book value with minimal gross margin impact. The Company substantially completed its transition to magnetoresistive products by the fourth quarter of 1998, largely as planned, improving its technology leadership position relative to its competitors. Of the total charges, approximately $100 million required the use of cash. There were no significant subsequent changes to the cost estimates associated with the special charges.

      The reduction of gross profit margin in 1999 was primarily due to continued competitive pricing pressure in the desktop storage market, a reduction in sales of higher margin enterprise storage products, and a first quarter special charge of $77 million to increase warranty accruals associated with the Company’s last generations of thin film desktop products. Excluding special charges, gross profit margins for 1998 and 1999 were 7% and 2.7%, respectively.

      The overall increase in the Company’s warranty accruals from 1998 to 1999 was primarily due to a normal increase in units under warranty and the completion of the Company’s transition in its desktop product line from thin-film to the newer magnetoresistive head technology in the June 1998 quarter. This transition and recent experience with thin film returns, which indicated a higher return rate, higher cost of repair and longer duration of returns within the warranty period, resulted in an increase in warranty accruals. Prior to the first quarter of 1999, the Company’s experience with returns of older generation thin-film products was that a large percentage of the products which were going to fail, failed in the first six months after sale. However, with the advancements in thin-film recording technology, the gaps between critical components (principally the recording heads and disks) within the drive became much smaller until they were almost in contact with one another. This made the thin-film drives much more susceptible to environmental factors which typically manifest themselves over longer periods of time, such as gases released from the surrounding environment that may permeate through or from other components in the drive. During the first quarter of 1999, the Company began to see consistent data indicating a higher percentage of these advanced thin-film drives coming back after the first six months. That, combined with the significant amount of these drives that were now in the field, led to a higher lifetime return rate being applied to a larger base of products in the field. This resulted in a special charge to warranty provision of $77 million in the first quarter of 1999.

      Research and development expense was $150.2 million, or 3.6% of revenues, $203.7 million, or 5.8% of revenues, and $217.0 million, or 7.8% of revenues in 1997, 1998 and 1999, respectively. The increase in absolute dollars spent from 1997 to 1998 was primarily associated with higher expenditures to support the development of hard drives for the desktop and enterprise storage markets and costs of $22.0 million recorded in the fourth quarter of 1998 related principally to the start-up of the IBM Agreement.

      The increase in absolute dollars spent from 1998 to 1999 was primarily due to the third quarter $12.0 million charge to in-process research and development related to the acquisition of Connex and higher spending due to the Company’s decisions to develop a full line of enterprise hard drives, regain time-to-market leadership in the desktop hard drive market, develop a line of audio-visual products, and continue Connex development spending. At the time of the acquisition, Connex was a development stage operation with no commercial products yet available for sale and several in-process research and development projects which were approximately 40% complete. The major projects acquired include industry standard storage systems and storage management software solutions for both Windows NT and UNIX server environments. The Company’s primary purpose for the acquisition was to acquire these in-process projects and complete the development efforts as the Company believed they had economic value but had not yet reached technological feasibility, and had no alternative future uses. Therefore, the Company allocated substantially all of the purchase price to a one-time charge for in-process research and development of $12.0 million to the Company’s results of operations in 1999. Approximately $0.4 million of assets were acquired in the acquisition. Due to the small size of the Connex acquisition, the $12.0 million dollar purchase price was determined based on an arms-length negotiation. Approximately $8 million in development and administrative expenses (approximately $5 million for network attached storage systems and $3 million for network storage management software) were incurred during fiscal 1999 after the acquisition.

      The Company is continuing the Connex development efforts and expects to begin shipping the first new products developed by Connex in January 2000. Following the acquisition, expenditures of approximately $27 million ($10 million for network attached storage systems and $17 million for network storage management software) were estimated to complete the development of the two projects. The primary risks and uncertainties associated with timely completion of the projects lie in the Company’s ability to attract and retain qualified software engineers in the current competitive environment. Should the projects not be completed on a timely basis, the Company’s first-to-market advantages would be reduced (e.g. lower margins), or an alternative technology might be developed by a competitor which could severely impact the marketability of the Company’s planned products. Should the projects prove to be unsuccessful, the impact on the fiscal year 2000 results of operations would primarily consist of the engineering and start up efforts incurred to complete the projects for which there would be no future value, plus the costs of any new efforts on replacement projects and/ or costs to unwind the infrastructure if a decision were made not to pursue new efforts.

      Selling, general and administrative expenses (“SG&A”) were $198.5 million, or 4.8% of revenues, $192.1 million, or 5.4% of revenues and $196.0 million, or 7.1% of revenues, in 1997, 1998 and 1999, respectively. The decrease in absolute dollars of SG&A expense from 1997 to 1998 was primarily the result of lower expenses for the Company’s pay-for-performance and profit sharing plans, partially offset by higher expenses associated with implementing the Company’s new computer information systems. The increase in absolute dollars of SG&A expense from 1998 to 1999 was primarily the result of the special charges recorded in the first quarter for losses on terminated forward exchange contracts on the Malaysian Ringgit, partially offset by decreased marketing expenditures due to the Company’s cost-cutting initiatives.

      Net interest income was $13.2 and $3.8 million in 1997 and 1998, respectively. Net interest expense was $15.9 million in 1999. The decline in net interest income from 1997 to 1998 was primarily attributable to interest expense incurred on the Company’s long-term debt consisting of a $50.0 million term loan, which is part of the Company’s secured revolving credit and term loan facility (“Senior Bank Facility”), and accrual of original issue discount on the Company’s 5.25% zero coupon convertible subordinated debentures due 2018 (the “Debentures”) which were issued in February 1998. No debt was outstanding during 1997. Partially offsetting this decrease was incremental interest income earned on the cash and cash equivalents balance in 1998, which was higher than historical levels due to the proceeds from the term loan and sale of the Debentures. The change in net interest income in 1998 to net interest expense in 1999 was primarily due to a full year’s accrual of original issue discount on the Debentures, a full year of interest expense incurred on the $50.0 million term loan partially offset by a reduced amount of interest income earned on the Company’s cash and cash equivalent balances, which were lower in 1999.

      The Company’s 1997 effective tax rate of 15% resulted primarily from the earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with United States statutory rates and changes in the deferred tax asset valuation allowance (see Note 5 of Notes to Consolidated Financial Statements). The income tax benefit recorded in 1998 represented the expected benefit of loss carrybacks, partially offset by provisions for income taxes recorded in certain jurisdictions where the Company had positive earnings. In 1999 there was no tax benefit recorded as no additional loss carrybacks were available and management deemed it was more likely than not that the deferred tax benefits generated would not be realized.

Liquidity and Capital Resources

      At July 3, 1999, the Company had $226.1 million of cash and cash equivalents compared to $459.8 million at June 27, 1998. Net cash used for operating activities was $139.5 million during 1999 compared to $39.0 million in 1998. Cash flows resulting from a decrease in accounts receivable, lower inventories and higher current liabilities were more than offset by the higher net loss (net of non-cash charges). Significant uses of cash during 1999 were capital expenditures of $106.6 million. The capital expenditures were incurred primarily to upgrade the Company’s production capability, the normal replacement of existing assets, and further development of the Company’s new computer information systems. Partially offsetting these uses of cash was $15.0 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

      The Company anticipates that capital expenditures in 2000 will total approximately $75 million and will relate to retooling of the Company’s hard drive assembly lines in order to accommodate new technologies and new product lines, normal replacement of existing assets and expansion of production capabilities in Malaysia. The Company’s 2000 research and development programs include planned spending of approximately

$19 million in the first three quarters of 2000 to complete development of its first products by Connex, which are scheduled to begin shipping in January 2000. The Company also anticipates cash expenditures of $3.0 million and $16.0 million to be paid in 2000 for severance and outplacement costs related to the Company’s 1999 and 2000 restructuring programs, respectively.

      The Senior Bank Facility provides the Company with up to a $125.0 million revolving credit line (depending on borrowing base calculation) and a $50.0 million term loan, both of which expire in November 2001. The Senior Bank Facility is secured by the Company’s accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either LIBOR or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity, prohibits the payment of cash dividends on common stock and contains a number of other covenants. The Company was in compliance at July 3, 1999 with all terms of the Senior Bank Facility. As of the date hereof, the $50.0 million term loan was funded, but there were no borrowings under the revolving credit line. The term loan requires quarterly payments of $2.5 million beginning in September 1999 with the remaining balance due in November 2001. The costs of the product recall announced on September 27, 1999 may result in the Company not being in compliance with certain financial covenants in the Senior Bank Facility in future periods. The availability of this facility will depend upon, among other things, the actual cost of the recall and the Company’s ability to recover such costs from third parties.

      The Company has an equity draw-down facility (“Equity Facility”) with a bank which allows the Company to issue up to $150.0 million (in monthly increments of up to $12.5 million) in common stock for cash at the market price of its stock less a 2.75% discount. As of July 3, 1999, the Equity Facility had not been used. During July through September 29, 1999, the Company issued 6.2 million shares of common stock under the Equity Facility for net proceeds of $32.2 million.

      In February 1998, the Company received gross proceeds of $460.1 million (before the Initial Purchasers’ discount) from a private offering of the Debentures. The principal amount at maturity of the Debentures when issued was $1.3 billion. The Debentures are subordinated to all senior debt; are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of repurchase.

      During the period from July 27, through September 17, 1999, the Company issued 6.1 million shares of common stock in exchange for Debentures with a carrying value of $79.6 million, and an aggregate principal amount at maturity of $207.1 million, in non-cash transactions. These Debentures were subsequently retired by the Company. These exchanges were private, individually negotiated transactions with certain institutional investors. The Company expects to record an extraordinary gain of approximately $45 million during the quarter ending October 2, 1999 for the difference between the carrying value of the retired Debentures and the market value of the common stock given by the Company at the time of the exchange.

      On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land). The Company has extended the current lease of its worldwide headquarters in Irvine, California, through December 2000, and has an option to extend the lease for an additional six-month period.

      The Company expects to continue to incur operating losses in 2000. The Company also had negative shareholders’ equity as of July 3, 1999. However, the Company had cash balances of $226.1 million as of July 3, 1999. In addition, the Company has restructured or is in the process of restructuring its operations and has other sources of liquidity available. In light of these conditions, the Company has the following plans and other options:

•	The Company plans to reduce expenses and capital expenditures substantially as compared to historical levels due to:

— Recent restructurings;

— Reduced general and administrative spending; and

— Reduced infrastructure resulting from the sale of its Santa Clara disk media operations.

      •  The Company has the following additional sources of liquidity available to it:

— $150.0 million Equity Facility (partially utilized as of September 1999);

— Sale of land in Irvine, California (sold on August 9, 1999 for approximately $26 million);

— Other unencumbered real estate which can be sold or financed; and

— Other equity investments that may be disposed of during 2000.

•	The recent exchange of Debentures for common stock reduces the shareholders’ deficiency of the Company.

      Based on the above factors, the Company believes its current cash balances, its Equity Facility, and other liquidity vehicles currently available to it, will be sufficient to meet its working capital needs through 2000. There can be no assurance that the Senior Bank Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk factors pertaining to Western Digital particularly.”

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 was effective for all fiscal quarters or fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133” (“SFAS 137”), which defers the effective date of SFAS 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this Statement’s requirements is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Year 2000

      The Company has considered the impact of Year 2000 issues on its products, computer systems and applications and is working aggressively to achieve Year 2000 readiness. Overall Company readiness includes systems remediation, integration testing and supplier management. Systems remediation and integration testing is expected to be completed by the end of September 1999. The Company also expects to complete development of its contingency plans by the end of September 1999. Supplier management is an ongoing process and will continue up to and including a period of time after January 1, 2000. Expenditures related to the Year 2000 project, which excludes normal replacement of existing capital assets, were approximately $5 million and $6 million in 1998 and 1999, respectively, and are expected to amount to approximately $13 million in total. For an additional discussion of Year 2000 issues, see “Risk factors relating to Western Digital particularly.”

Risk factors related to the hard drive industry in which we operate.

      Our operating results depend on our being among the first-to-market and first-to-volume with our new products.

      To achieve consistent success with computer manufacturer customers we must be an early provider of next generation hard drives featuring leading technology and high quality. If we fail to:

•	consistently maintain and improve our time-to-market performance with our new products

•	produce these products in sufficient volume within our rapid product cycle

•	qualify these products with key customers on a timely basis by meeting our customer’s performance and quality specifications, or

•	achieve acceptable manufacturing yields and costs with these products then our market share would be adversely affected, which would harm our operating results.

  Short product life cycles force us to continually qualify new products with our customers.

      Due to short product life cycles, we must regularly engage in new product qualification with our customers. To be considered for qualification we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume computer manufacturers, most of which continue to consolidate their share of the PC and enterprise markets. This issue is particularly acute in the enterprise portion of the market because the product life cycles for enterprise hard drives are longer than those for desktop drives. These risks are magnified because we expect technological changes, short product life cycles and intense competitive pressures to result in declining sales and gross margins on our current generation products.

  We must complete our transition to giant magnetoresistive head technology.

      We began the transition to giant magnetoresistive head technology in 1999, and all of our new products in 2000 will incorporate this technology. Unlike our transition to magnetoresistive technology in 1998, when we lagged behind the industry leaders, we believe that we are among the industry leaders in making this latest technology transition. However, if we are unable to complete this technology transition while remaining among the first in time-to-market and time-to-volume with these new products, our operating results could be harmed.

  Unexpected technology advances in the hard drive industry could harm our competitive position.

      If one of our competitors were able to implement a significant advance in head or disk drive technology that enables a step-change increase in areal density allowing greater storage of data on a disk, it would harm our operating results.

      Advances in magnetic, optical, semiconductor or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. Some of our competitors are developing hybrid storage devices that combine magnetic and optical technologies, but we have decided not to pursue this technology at this time. If these products prove to be superior in performance or cost per unit of capacity, we could be at a competitive disadvantage to the companies offering those products.

The hard drive industry is highly competitive and characterized by rapid shifts in market share among the major competitors.

      The price of hard drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, result in significant and rapid shifts in market share among the industry’s major participants. For example, during 1997, we significantly increased our share of the desktop market, but these gains were lost during 1998 and 1999. If our market share erodes further, it would likely harm our operating results.

Our prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives.

      Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity which typically lead to intense price competition. If intense price competition occurs, we may be forced to lower prices sooner and more than expected and transition to new products sooner than expected. For example, in 1999 and the second half of 1998, as a result of excess inventory in the desktop hard drive market, aggressive pricing and corresponding margin reductions materially adversely impacted our operating results. We experienced similar conditions in the high-end hard drive market during most of 1998 and 1999.

Changes in the markets for hard drives require us to develop new products.

      Over the past two years the consumer market for desktop computers has shifted significantly towards lower priced systems, especially those systems priced below $1,000. If the market for those lower price systems continues to grow and we do not develop lower cost hard drives that can successfully compete in this market, our market share would likely fall, which could harm our operating results.

      Furthermore, the PC market is fragmenting into a variety of computing devices and products. Some of these products, such as internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. While we are investing development resources in designing hard drive products for new audio-visual applications, it is too early to assess the impact of these new applications on future demand for hard drive products.

  We depend on our key personnel.

      Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard drive industry is intense. We have lost a number of experienced hard drive engineers over the past year as a result of the loss of retention value of our employee stock options (because of the decrease in price of our common stock) and aggressive recruiting by some of our competitors. If we are unable to retain our existing employees or to hire and integrate new employees, our operating results would likely be harmed.

Risk factors relating to Western Digital particularly

  Loss of market share with a key customer could harm our operating results.

      A majority of our revenue comes from a few customers. For example, during 1999 sales to our top 10 customers accounted for approximately 58% of revenues. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed.

If we are to succeed in the enterprise hard drive portion of the market, we must increase our volume and market share.

      To succeed in the enterprise hard drive portion of the market, we must develop and timely introduce new products, and we must increase the number of customers for our products. A risk we face in expanding our product line is that there is currently a world-wide shortage of qualified hard drive engineers. As a result, competition for skilled hard drive development engineers is intense. We also may encounter development delays or quality issues, which may retard the introduction of new products or make the introduction of new products more expensive. If we experience any of these setbacks, we may miss crucial delivery time windows on these new enterprise products, which would likely harm our operating results.

Dependence on a limited number of qualified suppliers of components could lead to delays or increased costs.

      Because we do not manufacture any of the components in our hard drives, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could harm us more severely than our competitors, some of whom manufacture certain of the components for their hard drives. A number of the components used by us are available from a single or limited number of qualified outside suppliers. If a component is in short supply, or a supplier fails to qualify, or has a quality issue with, a component, we may experience delays or increased costs in obtaining that component. To reduce this risk, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, either because of market oversupply or transition to new products or technologies. This occurred in 1998 when we accelerated our transition to magnetoresistive recording head technology.

      In April 1999, we entered into a three year volume purchase agreement with Komag under which we will buy a substantial portion of our media components from Komag. We intend that this strategic relationship will reduce our media component costs; however, it increases our dependence on Komag as a supplier. Our future operating results will depend substantially on Komag’s ability to timely qualify its media components in our new development programs and to supply us with these components in sufficient volume to meet our production requirements. Any disruption in Komag’s ability to manufacture and supply us with media would likely harm our operating results.

To develop new products we must maintain effective partner relationships with our strategic component suppliers.

      Under our “virtual vertical integration” business model, we do not manufacture any of the parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers and manage difficult scheduling and delivery problems.

We have only two manufacturing facilities, which subjects us to the risk of damage or loss of either facility.

      Our volume manufacturing operations currently are based in two facilities, one in Singapore and one in Malaysia. We have recently announced that we will consolidate substantially all of our desktop drive manufacturing operations in our Malaysian plant. A fire, flood, earthquake or other disaster or condition affecting either or both of our facilities would almost certainly result in a loss of substantial sales and revenue and harm our operating results.

  Manufacturing our products abroad subjects us to numerous risks.

      We are subject to risks associated with our foreign manufacturing operations, including:

•	obtaining requisite United States and foreign governmental permits and approvals

•	currency exchange rate fluctuations or restrictions

•	political instability and civil unrest

•	transportation delays or higher freight rates

•	labor problems

•	trade restrictions or higher tariffs

•	exchange, currency and tax controls and reallocations

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.

      We attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place, as occurred in Malaysia during the first quarter of 1999.

Agreement with IBM requires us to adapt IBM’s product designs and integrate IBM technology.

      In 1998 we entered into a broad-based hard drive component supply and technology licensing agreement with IBM. Under the IBM Agreement, IBM is our sole supplier of the head and certain other components for desktop hard drives that we manufacture with IBM technology. Our business and operating results would be harmed if these components fail to satisfy our quality requirements or if IBM is unable to meet our volume or delivery requirements. Our business and operating results could also be harmed if we are unable to adapt IBM’s product designs and manufacturing processes so that the hard drives with IBM technology can be manufactured by us at a low enough cost to compete in the high-volume and price sensitive desktop market.

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

Our plan to broaden our product offerings in storage solutions and audio-visual products takes us into new businesses.

      We are preparing to enter the storage subsystem business through our subsidiary, Connex, Inc. This area of storage solutions is a new business venture for us. We will be facing the challenges of building volume and market share in a market which is new to us, but which has several established and well-funded competitors. There is already significant competition for skilled engineers, both in the hardware and software areas, in this market. Our success in this storage subsystems market will depend on Connex’s ability to successfully develop, introduce and achieve market acceptance of new products, applications and product enhancements, and to successfully attract and retain skilled engineers, as the storage solutions business evolves. Additionally, our competitors in this market have established intellectual property portfolios. Our success will depend on our ability to license existing intellectual property or create new innovations. Moreover, our competitors’ established intellectual property portfolios increase our risk of intellectual property litigation.

      We are also developing hard drives for the emerging audio-visual market. We will be facing the challenge of developing products for a market that is still evolving, and subject to rapid changes and shifting consumer preferences. There are several competitors which have also entered this emerging market, and there is no assurance that the market for digital storage devices for audio-visual content will materialize or support all of these competitors.

Our reliance on intellectual property and other proprietary information subjects us to the risk of significant litigation.

      The hard drive industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. We are currently evaluating several notices of alleged patent infringement or notices of patents from patent holders. We also are a party to several judicial and other proceedings relating to patent and other intellectual property rights. If we conclude that a claim of infringement is valid, we may be required to obtain a license or cross-license or modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would likely increase our costs and harm our operating results.

Our reliance on intellectual property and other proprietary information subjects us to the risk that these key ingredients of our business could be copied by competitors.

      Our success depends, in significant part, on the proprietary nature of our technology, including our non-patentable intellectual property such as our process technology. Despite safeguards, to the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and a system of internal safeguards to protect our proprietary information. However, we cannot insure that our registered and unregistered intellectual property rights will not be challenged or exploited by others in the industry.

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

      If we do not forecast total quarterly demand accurately, it can have a material adverse effect on our quarterly results. We typically book and ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it is difficult for us to match our production plans to customer demands. In addition, our quarterly projections and results may in the future be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers

•	our product mix

•	changes in the prices of our products

•	manufacturing delays or interruptions

•	acceptance by customers of competing products in lieu of our products

•	variations in the cost of components for our products

•	limited access to components that we obtain from a single or a limited number of suppliers, such as IBM or Komag

•	competition and consolidation in the data storage industry

•	seasonal and other fluctuations in demand for computers often due to technological advances.

Rapidly changing market conditions in the hard drive industry make it difficult to estimate actual results.

      We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. Key estimates and assumptions for us include:

•	accruals for warranty against product defects

•	price protection adjustments on products sold to resellers and distributors

•	inventory adjustments for write-down of inventories to fair value

•	reserves for doubtful accounts

•	accruals for product returns.

  The market price of our common stock is volatile.

      The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence

•	new products introduced by us or our competitors

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures

•	developments with respect to patents or proprietary rights

•	conditions and trends in the hard drive industry

•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general.

      In addition, the stock market in recent months has experienced extreme price and volume fluctuations that have particularly affected the stock price of many high technology companies. These fluctuations are often unrelated to the operating performance of the companies.

      Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. A number of such suits have been filed against us in the past, and any of these litigation matters could result in substantial costs and a diversion of resources and management’s attention.

  We may be unable to raise future capital through debt or equity financing.

      Due to our recent financial performance and the risks described in this Report, in the future we may be unable to maintain adequate financial resources for capital expenditures, working capital and research and development. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot insure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.

  We may experience Year 2000 computer problems that harm our business.

      The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. This could result in a program, microprocessor or embedded system recognizing a date using “00” as the year 1900 rather than the year 2000. We consider a product to be Year 2000 compliant if:

•	the product’s performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, and

•	all elements used with the product (for example, hardware, software and firmware) properly exchange accurate date data with it.

      Our Products. We believe our hard drive products are Year 2000 compliant, although some older, non-hard drive products previously sold by us may not be Year 2000 compliant. Even if our products are Year 2000 compliant, we may be named as a defendant in litigation against makers of components of systems that are unable to properly manage data related to the Year 2000. Our agreements with customers typically contain provisions designed to limit our liability for such claims. These provisions may not provide protection from liability, however, because of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could materially harm our business.

      Our Systems. We have established a comprehensive program with a dedicated program management office to deal with Year 2000 readiness in our internal systems and with our customers and suppliers. We addressed our most critical internal systems first. We have categorized as “mission critical” or “priority” those systems the failure of which would have a high likelihood of causing an extended shutdown of all or a critical portion of a factory or personal injury, or have a significant and lengthy detrimental financial impact. As appropriate, we have tested customer and supplier electronic data interfaces with our internal systems. We have prioritized functions and systems on a worldwide basis, and all of our facilities are coordinated in working toward our company-wide timeline, which includes continuing quality assurance audits of the remediation and testing work which has been completed to date.

      We have committed people and resources to resolve potential Year 2000 issues, both internally and with respect to our suppliers and customers, for both information technology assets and non-information technology assets. We identified Year 2000 dependencies in our systems, equipment and processes and we have implemented changes to such systems, updating or replacing such equipment, and modifying such processes to make all such mission-critical systems and substantially all other systems Year 2000 compliant. Each of our business sites has identified mission critical systems for which contingency plans have been developed in the event of any disruption caused by Year 2000 problems. Testing of our business applications has been completed, and test results are being reviewed. Follow-up remediation on non-mission critical systems resulting from the testing is expected to be completed by the end of September 1999.

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

      We are also communicating with our large customers to determine the extent to which we are vulnerable to their failure to remedy their own Year 2000 issues. We also rely, both domestically and internationally, particularly in Singapore and Malaysia where we have our manufacturing facilities, upon governmental agencies, utility companies, telecommunication service companies, transportation service providers and other service providers outside of our control. We have less control over assessing and remediating Year 2000 issues of third parties. As a result, we cannot insure that these third parties will not suffer business disruption caused by a Year 2000 issue, which, in turn, could materially harm our business.

      Contingency Planning. Because we believe that our core and mission-critical systems, equipment and processes are substantially Year 2000 compliant, we do not consider failure of these systems to be within a reasonable Year 2000 worst case scenario. We believe we are primarily at risk due to failures within external infrastructures such as utilities and transportation systems. However, if we have failed to identify all Year 2000 dependencies in our systems, equipment or processes or those of our suppliers, customers or other organizations on which we rely, it could result in delays in the manufacture or delivery of our products, which in turn would likely harm our business.

      We are currently examining these risk areas to develop responses and action plans. These include a production halt at our Asian manufacturing facilities on December 31 and system access shutdown at all locations on December 31, 1999, and systems test and controlled startup prior to business resumption on January 1, 2000. We do not expect the production halt to affect our commitments to our customers. We expect to complete the development of our contingency plans by the end of September 1999. To date, detailed contingency plans have been developed to support each business process which enables us to execute our primary operations, including administration and fiduciary obligations. The plans provide detailed work instructions and roles and responsibility matrices in order to transition rapidly to manual back-up systems in the event of electronic systems failures. These plans are being reviewed with customers and logistics providers to ensure compatibility with our external business partners. Managers and employees will be participating in scenario planning drills during the month of October 1999 to optimize readiness.

      Other. Our Year 2000 program has been reviewed periodically by a third party. The results of the review have been reviewed by the Audit Committee of our Board of Directors. A final program review is scheduled during October 1999.

      Expenditures related to our Year 2000 project, which excludes normal replacement of existing capital assets, were approximately $11 million through July 3, 1999, and are expected to amount to approximately $13 million in total. Based on work to date, we believe that the Year 2000 issue will not pose significant operational problems for us.

      Many of our disclosures and announcements regarding our products and Year 2000 programs are intended to constitute “Year 2000 Readiness Disclosure” as defined in the Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity’s Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. The Company does not purchase short-term forward exchange contracts for trading purposes.

      Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company has discontinued hedging its Malaysian Ringgit currency risk. Future hedging of this currency will depend on currency conditions in Malaysia. The imposition of exchange controls by the Malaysian government resulted in a $7.5 million realized loss on terminated hedging contracts in the first quarter of 1999.

      As of July 3, 1999, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

	July 3, 1999

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate	Loss*

	(U.S. Dollar equivalent amounts)

Foreign currency forward contracts:

Singapore Dollar	$63.2	1.66	$.8

British Pound Sterling	3.2	1.61	.1

	$66.4		$.9

*	The unrealized losses on these contracts are deferred and will be recognized in the results of operations in the period in which the hedged transactions are consummated, at which time the loss is offset by the reduced U.S. Dollar value of the local currency operating expense.

      In 1997, 1998, and 1999 total realized transaction and forward exchange contract currency gains and losses (excluding the $7.5 million realized loss on the Malaysian Ringgits), were immaterial to the financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates (up to 25%) would materially impact the Company’s consolidated financial statements.

Disclosure About Other Market Risks

  Fixed Interest Rate Risk

      At July 3, 1999, the market value of the Company’s 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $225.4 million, compared to the related carrying value of $494.1 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption.

      The Company has various note receivables from other companies. All of the notes carry a fixed rate of interest. Therefore a significant change in interest rates would not impact the Company’s consolidated financial statements.

  Variable Interest Rate Risk

      The Company maintains a $50.0 million term loan bearing interest at LIBOR or a base rate plus margin determined by the borrowing base with an approximate current interest rate of 7.75%, as part of its Senior Bank Facility. This is the only debt which does not have a fixed-rate of interest. A significant change in interest rates (up to 12%) would not materially impact the Company’s consolidated financial statements. The Senior Bank Facility expires in November 2001.

  Fair Value Risk

      The Company owns approximately 10.8 million shares of Komag, Inc. stock. (See Note 8 of Notes to Consolidated Financial Statements). The estimated fair market value of the Komag stock on the date of acquisition was $34.9 million. The stock is restricted as to the percentage of total shares which can be sold in a given time period (see Note 8 of Notes to Consolidated Financial Statements.) The unrestricted portion of the total Komag shares acquired represents the shares which can be sold within one year. The Company reviews, on a quarterly basis, the fair market value of the unrestricted Komag shares and records an unrealized gain or loss resulting from the difference in the fair market value of the unrestricted shares as of the previous quarter end and the fair market value of the unrestricted shares on the measurement date. As of July 3, 1999, a $2.1 million unrealized loss has been recorded and is shown as a component of stockholders’ deficit. If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company’s results of operations. Due to market fluctuations, a significant decline in the stock’s fair market value (of 15% or more) could occur, and this decline could adversely impact the Company’s consolidated financial statements. As of July 3, 1999, the quoted market value of the Company’s Komag stock holdings, without regard to discounts due to sales restrictions, was $33.7 million.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Western Digital Corporation:

      We have audited the consolidated financial statements of Western Digital Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 27, 1998 and July 3, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Orange County, California

July 21, 1999, except as to Note 11,

which is as of September 29, 1999.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended

	June 28,	June 27,	July 3,
	1997	1998	1999

Revenues, net (Note 7)	$4,177,857	$3,541,525	$2,767,206

Costs and expenses:

Cost of revenues	3,527,574	3,441,475	2,770,054

Research and development (Note 8)	150,157	203,733	216,986

Selling, general and administrative	198,530	192,142	195,958

Restructuring charges (Note 8)	—	—	61,000

Total costs and expenses	3,876,261	3,837,350	3,243,998

Operating income (loss)	301,596	(295,825)	(476,792)

Net interest income (expense) (Note 2)	13,223	3,817	(15,898)

Income (loss) before income taxes	314,819	(292,008)	(492,690)

Provision (benefit) for income taxes (Note 5)	47,223	(1,791)	—

Net income (loss)	$267,596	$(290,217)	$(492,690)

Earnings (loss) per common share (Note 9):

Basic	$3.07	$(3.32)	$(5.51)

Diluted	$2.86	$(3.32)	$(5.51)

Common shares used in computing per share amounts (Note 9):

Basic	87,261	87,525	89,478

Diluted	93,522	87,525	89,478

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	June 27,	July 3,
	1998	1999

Current assets:

Cash and cash equivalents	$459,830	$226,147

Accounts receivable, less allowance for doubtful accounts of $15,926 in 1998 and $18,537 in 1999.	369,013	273,435

Inventories (Note 2)	186,516	144,093

Prepaid expenses and other assets	36,763	44,672

Total current assets	1,052,122	688,347

Property and equipment at cost, net (Note 2)	346,987	237,939

Intangible and other assets, net (Note 8)	43,579	96,116

Total assets	$1,442,688	$1,022,402

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:

Accounts payable	$330,130	$335,907

Accrued compensation	23,697	31,136

Accrued warranty	47,135	78,187

Accrued expenses	187,617	171,388

Current portion of long-term debt (Note 3)	—	10,000

Total current liabilities	588,579	626,618

Long-term debt (Note 3)	519,188	534,144

Deferred income taxes (Note 5)	17,163	15,430
Commitments and contingent liabilities (Note 4)
Subsequent events (Notes 3 and 11)

Shareholders’ equity (deficiency) (Note 6):
Preferred stock, $.01 par value; Authorized — 5,000 shares;

Outstanding — None

Common stock, $.01 par value; Authorized — 225,000 shares; Outstanding — 101,332 shares in 1998 and 101,908 shares in 1999	1,013	1,019

Additional paid-in capital	326,244	335,197

Retained earnings (accumulated deficit)	197,849	(294,841)

Accumulated other comprehensive loss (Note 8)	—	(2,123)
Treasury stock-common shares at cost; 13,039 shares in 1998 and

11,297 shares in 1999.	(207,348)	(193,042)

Total shareholders’ equity (deficiency)	317,758	(153,790)

Total liabilities and shareholders’ equity (deficiency)	$1,442,688	$1,022,402

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands)

	Common Stock		Treasury Stock		Additional
					Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at June 29, 1996	101,332	$1,013	(14,190)	$(121,417)	$353,826

Common stock repurchase program	—	—	(5,172)	(135,506)	(9,068)

Exercise of stock options	—	—	2,790	22,087	(8,350)

ESPP shares issued	—	—	1,136	9,090	37

Income tax benefit from stock options exercised	—	—	—	—	20,209

Net income

Balance at June 28, 1997	101,332	1,013	(15,436)	(225,746)	356,654

Common stock repurchase program	—	—	—	—	(35,828)

ESPP shares issued	—	—	1,231	9,506	3,178

Exercise of stock options	—	—	1,166	8,892	(99)

Income tax benefit from stock options exercised	—	—	—	—	2,339

Net loss

Balance at June 27, 1998	101,332	1,013	(13,039)	(207,348)	326,244

ESPP shares issued	—	—	1,002	8,222	1,632

Exercise of stock options and other	—	—	740	6,084	(590)

Shares issued in connection with Crag Acquisition	576	6	—	—	7,911

Net loss	—	—	—	—	—

Unrealized loss on investment securities	—	—	—	—	—

Balance at July 3, 1999	101,908	$1,019	(11,297)	$(193,042)	$335,197

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Total
	Retained	Accumulated	Total	Compre-
	Earnings	Compre-	Shareholders’	hensive
	(Accumulated	hensive	Equity	Income
	Deficit)	Loss	(Deficiency)	(Loss)

Balance at June 29, 1996	$220,470	$—	$453,892

Common stock repurchase program	—	—	(144,574)

Exercise of stock options	—	—	13,737

ESPP shares issued	—	—	9,127

Income tax benefit from stock options exercised	—	—	20,209

Net income	267,596		267,596	$267,596

Balance at June 28, 1997	488,066	—	619,987

Common stock repurchase program	—	—	(35,828)

ESPP shares issued	—	—	12,684

Exercise of stock options	—	—	8,793

Income tax benefit from stock options exercised	—	—	2,339

Net loss	(290,217)		(290,217)	$(290,217)

Balance at June 27, 1998	197,849	—	317,758

ESPP shares issued	—	—	9,854

Exercise of stock options and other	—	—	5,494

Shares issued in connection with Crag Acquisition	—	—	7,917

Net loss	(492,690)	—	(492,690)	(492,690)

Unrealized loss on investment securities	—	(2,123)	(2,123)	(2,123)

Balance at July 3, 1999	$(294,841)	$(2,123)	$(153,790)	$(494,813)

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended

	June 28,	June 27,	July 3,
	1997	1998	1999

Cash flows from operating activities

Net income (loss)	$267,596	$(290,217)	$(492,690)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	63,485	106,550	131,066

Interest accrued on convertible debentures	—	9,059	24,956

Non-cash portion of restructuring charges (Note 8)	—	—	41,236

Non-cash portion of in process research and development (Note 8)	—	—	7,471

Changes in assets and liabilities (Note 8):

Accounts receivable	(136,079)	176,539	107,693

Inventories	(81,852)	37,958	22,069

Prepaid expenses and other assets	2,184	2,830	(10,101)

Accrued warranty	15,610	18,110	31,052

Accounts payable, accrued compensation and accrued expenses	124,073	(83,236)	(3,013)

Deferred income taxes	(1,570)	(16,267)	(1,733)

Other assets	712	(299)	2,447

Net cash provided by (used for) operating activities	254,159	(38,973)	(139,547)

Cash flows from investing activities

Capital expenditures, net	(155,958)	(198,641)	(106,559)

Sales and maturities of short-term investments	36,598	—	—

Decrease (increase) in other assets	(7,587)	9,758	—

Net cash used for investing activities	(126,947)	(188,883)	(106,559)

Cash flows from financing activities

Proceeds from ESPP shares issued	9,127	12,684	9,854

Exercise of stock options and other, including tax benefit	33,946	11,132	5,494

Debt issuance costs	—	(18,707)	(2,925)

Proceeds from issuance of bank debt (Note 3)	—	50,000	—

Proceeds from issuance of convertible debentures (Note 3)	—	460,129	—

Common stock repurchase program (Note 6)	(144,574)	(35,828)	—

Net cash (used for) provided by financing activities	(101,501)	479,410	12,423

Net increase (decrease) in cash and cash equivalents	25,711	251,554	(233,683)

Cash and cash equivalents at beginning of year	182,565	208,276	459,830

Cash and cash equivalents at end of year	$208,276	$459,830	$226,147

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

      Western Digital Corporation (“Western Digital” or the “Company”) has prepared its consolidated financial statements in accordance with generally accepted accounting principles and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. Following are the Company’s significant accounting policies:

  Fiscal Year

      The Company’s fiscal year end is a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1997, 1998 and 1999 fiscal years ended on June 27, June 28, and July 3, respectively, and included 52 weeks for fiscal years 1997 and 1998, and 53 weeks in fiscal year 1999. All general references to years relate to fiscal years unless otherwise noted.

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

  Cash Equivalents

      The Company’s cash equivalents represent highly liquid investments, primarily money market funds and commercial paper, with original maturities of three months or less.

  Concentration of Credit Risk

      The Company designs, develops, manufactures and markets hard drives to personal computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management’s expectations. The Company also has cash equivalent policies that limit the amount of credit exposure to any one financial institution or investment instrument, and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

  Inventory Valuation

      Inventories are valued at the lower of cost or net realizable value. Cost is on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work in process and finished goods.

      The Company maintains a base stock of two to three weeks of current, finished goods inventory for certain key original equipment manufacturer (“OEM”) customers in facilities located adjacent to their operations. Inventory at these locations usually includes minor product customizations (such as labeling) for the related OEM. If subsequent to its initial order the OEM changes its requirements, inventory held at these facilities can be sold to other OEM’s or distributors as is or with minor modifications (such as a change in labeling) at little or no additional cost.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Depreciation and Amortization

      The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. Depreciation is computed on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms. Goodwill and purchased technology, which are included in other assets, are capitalized at cost and amortized on a straight-line basis over their estimated lives of five to fifteen years. Other intangible assets are amortized over their expected useful lives or the lives of the related products, including intangibles acquired from IBM pursuant to a joint technology development agreement (See Note 8 of Notes to Consolidated Financial Statements).

      The Company reviews identifiable intangibles, goodwill and other long-lived assets for impairment whenever events or circumstances indicate the carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized.

  Revenue Recognition

      The Company recognizes revenue at time of shipment net of pricing adjustments and estimated sales returns. In accordance with standard industry practice, the Company’s agreements with certain resellers provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. These agreements may be terminated upon written notice by either party. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company recognizes revenue at the time of shipment on sales to resellers who have inventory repurchase agreements due to the Company’s ability to reasonably estimate future returns as well as the historically low levels of actual repurchases. Revenue recognized on sales to resellers with inventory repurchase agreements was $1,179, $1,083 and $841 million for fiscal years 1997, 1998 and 1999, respectively. Repurchases of inventory under such agreements were not material in 1997, 1998 and 1999.

      The Company also records an accrual for estimated warranty costs when revenue is recognized. Warranty periods range from 3 to 5 years and cover cost of repair or replacement of the hard drive. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. Although the Company believes that it has the continued ability to reasonably estimate warranty reserves, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

  Advertising Expense

      Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $16.3 million, $17.4 million and $14.3 million in 1997, 1998 and 1999, respectively.

  Income Taxes

      The Company accounts for income taxes using the asset and liability method under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment.

  Two-For-One Stock Split

      On May 2, 1997, the Company declared a two-for-one stock split, effected in the form of a stock dividend on June 3, 1997 to shareholders of record on May 20, 1997. All share and per share amounts included in the consolidated financial statements reflect retroactive recognition of the two-for-one stock split.

  Per Share Information

      The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). This statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings (loss) per share amounts for all periods have been presented and restated to conform to the SFAS 128 requirements (See Note 9 of Notes to Consolidated Financial Statements).

  Increase in Authorized Common Stock and Change in Par Value of Common Stock and Preferred Stock

      On March 11, 1997, the Company’s shareholders approved the amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized common stock and to reduce the par value of the common stock and preferred stock from $.10 to $.01 per share. Par value information in the consolidated financial statements reflects retroactive recognition of the change in the par value.

  Stock-Based Compensation

      The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 establishes the financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”), as SFAS 123 permits, and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. See Note 6 of Notes to Consolidated Financial Statements.

  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 was effective for all fiscal quarters or fiscal years beginning after June 15, 1999. In August 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133” (“SFAS 137”), which defers the effective date of SFAS 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this Statement’s requirements is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Other Comprehensive Loss

      The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting of comprehensive income and its components in annual and interim financial statements. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130. For 1999, the Company possessed one of the components of other comprehensive income as defined in SFAS 130. (See Note 8 of Notes to Consolidated Financial Statements for further discussion of the other comprehensive loss of $2.1 million recorded in 1999.) Other than the $2.1 million comprehensive loss discussed in Note 8, the Company does not have any other components of comprehensive income (loss) for the year ended July 3, 1999 or prior periods.

  Segment Information

      The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption SFAS 131. In 1999, the Company operated in one industry segment, the hard drive industry, and in accordance with SFAS 131, only enterprise-wide disclosures have been provided. (See Note 7 of Notes to Consolidated Financial Statements.) During 1999, the Company acquired Connex, which is a separate operating segment as defined under SFAS 131. Connex is an early-stage business which did not generate revenue in 1999, and does not meet the disclosure requirements under SFAS 131. The Company will be reviewing its disclosure requirements under SFAS 131 as it relates to its July 8, 1999 reorganization (see Note 11 of Notes to Consolidated Financial Statements) and will make any applicable disclosures during 2000.

  Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The fair value of the Company’s convertible debentures is estimated by reference to quoted information from market sources. At July 3, 1999, the market value of the Company’s convertible debentures was approximately $225.4 million, compared to the related carrying value of $494.1 million. The Company owns approximately 10.8 million shares of Komag stock, which at the time of acquisition, had a fair market value of $34.9 million. The stock is restricted as to the number of shares which can be sold in a given time period. The Company reviews, on a quarterly basis, the fair market value of the unrestricted stock and records an unrealized gain or loss resulting from the difference between the fair market value of the unrestricted stock at the time of acquisition and the fair market value of the unrestricted stock on the measurement date. As of July 3, 1999, a $2.1 million unrealized loss has been recorded and is shown as a component of stockholders’ deficit. (See Note 8 of Notes to Consolidated Financial Statements for further discussion on the Company’s valuation of Komag stock and related restrictions.) The carrying amounts of all other financial instruments in the consolidated balance sheet approximate fair values. As of July 3, 1999, the quoted market value of the Company’s Komag stock holdings, without regard to discounts due to sales restrictions, was $33.7 million.

  Investments

      The Company’s investments in marketable equity securities are included in other assets, and have been classified as “available for sale” and are carried at fair value. The classification of a security is determined at the acquisition date and reviewed periodically. The unrealized gains or losses resulting from the difference in

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the fair value and the cost of marketable equity securities classified as available for sale are shown as a component of stockholders’ equity. Securities which are not classified as available for sale are carried at cost. The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of any write-down would be included in the results of operations as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the specific identification method.

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

      The Company had outstanding forward exchange contracts with commercial banks with nominal values of $241.9 and $66.4 million, at June 27, 1998 and July 3, 1999, respectively. The total unrealized gains and losses on outstanding forward exchange contracts and foreign currency transactions were not material for the years ended June 28, 1997 and June 27, 1998. For the year ended July 3, 1999, the total net loss on foreign currency transactions and forward exchange contracts was $10.3 million. Of this amount, a realized loss of $7.5 million was recorded due to the imposition of exchange controls by the Malaysian government. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company has discontinued hedging its Malaysian Ringgit currency risk. Future hedging of this currency will depend on currency conditions in Malaysia.

      In response to the Company’s underlying foreign currency exposures, the Company may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing foreign currency forward exchange contracts. Gains or losses on terminated contracts and offsetting contracts are recognized in the results of operations in the periods in which the hedged transactions occur.

  Use of Estimates

      Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  Reclassifications

      Certain prior years’ amounts have been reclassified to conform to the current year presentation.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Supplemental Financial Statement Data (in thousands)

	1997	1998	1999

Net Interest Income

Interest income	$13,223	$15,952	$16,906

Interest expense	—	12,135	32,804

Net interest income (expense)	$13,223	$3,817	$(15,898)

Cash paid for interest	$—	$2,073	$4,819

Inventories

Finished goods		$126,363	$101,828

Work in process		28,287	26,307

Raw materials and component parts		31,866	15,958

		$186,516	$144,093

Property and Equipment

Land and buildings		$92,234	$94,788

Machinery and equipment		415,469	383,095

Furniture and fixtures		14,060	13,407

Leasehold improvements		79,490	42,972

		601,253	534,262

Accumulated depreciation and amortization		(254,266)	(296,323)

Net property and equipment		$346,987	$237,939

Supplemental disclosure of non-cash investing activities

Proceeds from sale of Santa Clara disk media operations	$—	$—	$77,100

Common stock issued and liabilities assumed in connection with acquisition of Connex	$—	$—	$(10,000)

Note 3. Long-Term Debt

  Line of Credit

      The Company has a secured revolving credit and term loan facility (“Senior Bank Facility”). The Senior Bank Facility provides the Company with up to $125.0 million in a revolving credit line (depending on borrowing base calculation) and a $50.0 million term loan, both of which expire in November 2001. The Senior Bank Facility is secured by the Company’s accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either LIBOR or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity, prohibits the payment of cash dividends on common stock and contains a number of other covenants. The Company was in compliance at July 3, 1999, with all terms of the Senior Bank Facility. As of the date hereof, the $50.0 million term loan was funded, but there were no borrowings under the revolving credit line. The term loan requires quarterly payments of $2.5 million beginning in September 1999 with the remaining balance due in November 2001. The costs of the product recall discussed in note 11 may result in the Company not being in compliance with certain financial covenants in the Senior Bank Facility in future periods. The availability of this facility will depend upon, among other things, the actual cost of the recall and the Company’s ability to recover such costs from third parties.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Convertible Debentures

      On February 18, 1998, the Company received gross proceeds of $460.1 million (before the Initial Purchasers’ discount) from a private offering of 5.25% zero coupon convertible subordinated debentures due in 2018 (the “Debentures”). The principal amount at maturity of the Debentures is $1.3 billion. The Debentures are subordinated to all senior debt; are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. As of July 3, 1999, the carrying value of the Debenture was $494.1 million. Included in other assets is the amount of unamortized debenture issuance costs. The Debenture issuance costs totaled approximately $14.5 million and are being amortized over 10 years. As of July 3, 1999, the balance of unamortized Debenture issuance costs was approximately $12.6 million.

Note 4. Commitments and Contingent Liabilities

  Operating Leases

      The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2006, and also owns a facility in Tuas, Singapore (currently held for sale) which is subject to a ground lease expiring in 2026. Rental expense under these leases, including month-to-month rentals, was $32.2, $39.3, and $36.2 million in 1997, 1998, and 1999, respectively. Leases for which the Company is contingently liable, totaling $69.4 million, are not included in the table below. See Note 8 of Notes to Consolidated Financial Statements for further discussion.

      Future minimum rental payments under non-cancelable operating leases as of July 3, 1999 are as follows (in thousands):

2000	$19,077

2001	10,642

2002	4,867

2003	2,114

2004	1,880

Thereafter	7,754

Total future minimum rental payments	$46,334

  Legal Proceedings

      The Company was sued by Amstrad PLC (“Amstrad”) in December 1992 in Orange County Superior Court. The complaint alleged that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad’s reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The first trial of this case ended in a mistrial, with the jury deadlocked on the issue of liability. The case was retried, and on June 9, 1999, the jury returned a verdict against Amstrad and in favor of Western Digital. Amstrad has filed a notice of appeal from the judgment. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, should the judgment be reversed on appeal, and if in a retrial of the case Amstrad were to prevail, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial position, results of operations and liquidity. In addition, the costs of defending a retrial of the case may be material, regardless of the outcome.

      On February 26, 1999, the Lemelson Foundation (“Lemelson”) sued the Company and 87 other companies in the U.S. District Court for the District of Arizona. The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to, among other matters, “machine vision”, “computer image analysis”, and “automatic identification”. The Company has reached preliminary agreement with Lemelson concerning a fully paid-up license of the patents, and Lemelson has filed a voluntary dismissal without prejudice of the complaint against the Company. Based upon the information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s financial position, results of operations and liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

      In 1994 Papst Licensing (“Papst”) brought suit against the Company in U.S. District Court for the Central District of California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchases from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s financial position, results of operations and liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

      On July 2, 1999, Magnetic Media Development, LLC (“Magnetic Media”) brought suit against the Company in the United States District Court for the Northern District of California. The suit alleges infringement by the Company of four patents allegedly owned by Magnetic Media. While the Company has not yet had an opportunity to fully study the complaint, it believes that the patents cited in the complaint are those previously cited to the Company by Mr. Virgle Hedgcoth. In a letter dated July 16, 1996, Mr. Hedgcoth gave notice of his assertion that the Company’s products infringe several of his patents. Each of the patents which Hedgcoth cited relates to magnetic media. In the letter, Hedgcoth offered the Company a license under all his patents, without specifying any amount of compensation. The Company has investigated these assertions and believes it is likely that, with respect to magnetic disks that it purchases from others and incorporates into the Company’s products, it may have the right to have the vendors of such magnetic disks undertake the defense and indemnify the Company with respect to such purchased disks. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial position, results of operations or liquidity. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

      The Company and Censtor Corporation (“Censtor”) have had discussions concerning any royalties that might be due Censtor under a licensing agreement. Censtor has initiated arbitration procedures under the agreement seeking payment of royalties. In response, the Company has filed a complaint in federal court seeking a determination that the patents at issue are invalid. The federal court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this dispute will have a material adverse effect on its financial position, results of operations or liquidity.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In the normal course of business, the Company receives and makes inquiry regarding possible intellectual property matters including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that a license will be offered or that the terms of any license offered will be acceptable to the Company. Several such matters are currently pending. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      From time to time the Company receives claims and is a party to suits and other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 5. Income Taxes

      The domestic and international components of income (loss) before income taxes are as follows (in thousands):

	1997	1998	1999

United States	$105,884	$(348,397)	$(399,006)

International	208,935	56,389	(93,684)

Income (loss) before income taxes	$314,819	$(292,008)	$(492,690)

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	1997	1998	1999

Current

United States	$29,153	$(6,195)	$(3,519)

International	9,964	4,905	3,352

State	8,106	(501)	167

	47,223	(1,791)	—

Deferred, net	—	—	—

Provision (benefit) for income taxes	$47,223	$(1,791)	$—

      The tax benefits associated with the exercise of non-qualified stock options, the disqualifying disposition of stock acquired with incentive stock options, and the disqualifying disposition of stock acquired under the employee stock purchase plan reduce taxes currently payable as shown above by $20.2 and $2.3 million for 1997 and 1998, respectively. Such benefits are credited to additional paid-in capital. No amounts were recorded to additional paid-in capital in 1999 because no tax benefits related to these plans were realized.

      The total cash paid for income taxes was $19.2 million, $16.9 million and $5.5 million in 1997, 1998 and 1999, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at June 27, 1998, and July 3, 1999 are as follows (in thousands):

	1998	1999

Deferred tax assets:

NOL carryforward	$83,649	$251,009

Business credit carryforward	29,323	34,242

Reserves and accrued expenses not currently deductible	122,454	120,117

All other	18,920	16,259

	254,346	421,627

Valuation allowance	(254,297)	(421,627)

Total deferred tax assets	$49	$—

Deferred tax liabilities:

Unremitted income of foreign subsidiaries	$17,163	$15,430

All other	3,148	3,640

Total deferred tax liabilities	$20,311	$19,070

      Reserves and accrued expenses not currently deductible include the following:

	1998	1999

Sales related reserves and adjustments	$51,900	$50,889

Accrued compensation and benefits	20,100	17,897

Inventory reserves and adjustments	7,753	4,498

Other accrued liabilities	42,701	46,833

Total deferred tax assets	$122,454	$120,117

      SFAS 109 requires deferred taxes to be determined for each tax paying component of an enterprise within each tax jurisdiction. The deferred tax assets indicated above are attributable primarily to a tax jurisdiction where a history of earnings has not been established. The taxable earnings in this tax jurisdiction is also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized.

      Reconciliation of the United States Federal statutory rate to the Company’s effective tax rate is as follows:

	1997	1998	1999

U.S. Federal statutory rate	35.0%	(35.0)%	(35.0)%

State income taxes, net	1.7	(0.2)	0.0

Tax rate differential on international income	(12.7)	(15.5)	.9

Effect of valuation allowance	(10.0)	46.5	34.1

Other	1.0	3.6	0.0

Effective tax rate	15.0%	(0.6)%	0.0%

      Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared to local statutory rates. The lower rates reduced income taxes and increased net earnings or reduced the net loss by $58.5 million ($.63 per share, diluted), $17.1 million ($.20 per share, diluted) and by $25.2 million ($.28 per share, diluted) in 1997, 1998 and 1999, respectively. These lower rates are in effect through fiscal year 2004.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At July 3, 1999, the Company had federal net operating loss carryforwards of $658.5 million and federal and state tax credits of $34.2 million. The loss carryforwards expire in fiscal years 2008 through 2019 and the credit carryforwards expire in fiscal years 2000 through 2012.

      Net undistributed earnings from international subsidiaries at July 3, 1999, on which no U.S. tax has been provided, amounted to $434.7 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made on these earnings.

Note 6. Shareholders’ Equity

      The following table summarizes all shares of common stock reserved for issuance at July 3, 1999 (in thousands):

Number
of Shares

Issuable in connection with:

Convertible debentures	19,374

Exercise of stock options, including options available for grant	25,718

Employee stock purchase plan	1,371

46,463

  Stock Option Plans

      Western Digital’s Employee Stock Option Plan (“Employee Plan”) is administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value of the common stock on the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. In 1999, the Employee Plan was amended to authorize the issuance of an additional 10.0 million shares of common stock upon exercise of stock options granted under the plan. As of July 3, 1999, 6,674,895 options were exercisable and 7,263,194 options were available for grant. Participants in the Employee Plan may be permitted to utilize stock purchased previously as consideration to exercise options or to exercise on a cashless basis, pursuant to the terms of the Employee Plan.

      The Company has a Stock Option Plan for Non-Employee Directors (“Director Plan”) and has reserved 1.6 million shares for issuance thereunder. The Director Plan provides for initial option grants to new directors of 30,000 shares per director and additional grants of 7,500 options per director each year upon their reelection as a director at the annual shareholders’ meeting. Terms of the Director Plan require that options have a ten-year term and that the exercise price of options be not less than the fair market value at the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of July 3, 1999, 201,566 options were exercisable and 698,464 options were available for grant.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes activity under the Employee and Director Plans combined (in thousands, except per share amounts):

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding at June 29, 1996	9,342	$6.90

Granted	3,630	17.26

Exercised, net of value of redeemed shares	(2,790)	5.11

Canceled or expired	(596)	9.80

Options outstanding at June 28, 1997	9,586	11.20

Granted	4,433	27.17

Exercised, net of value of redeemed shares	(1,166)	7.54

Canceled or expired	(502)	20.00

Options outstanding at June 27, 1998	12,351	16.92

Granted	9,119	11.10

Exercised, net of value of redeemed shares	(710)	7.30

Canceled or expired	(3,004)	23.63

Options outstanding at July 3, 1999	17,756	$13.19

      The following tables summarize information about options outstanding and exercisable under the Employee and Director Plans combined at July 3, 1999 (in thousand, except per share amounts):

	Options Outstanding
				Options Exercisable
		Weighted Average
	Number	Contractual Life	Weighted	Number	Weighted Average
Range of Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$ 1.44 – $ 6.94	2,505	7.19	$5.84	1,189	$5.10
7.00 – 8.31	1,907	7.51	7.72	995	7.72
8.50 – 10.25	2,344	7.26	9.25	1,346	8.83
10.38 – 11.88	2,866	7.77	11.71	1,651	11.77
12.25 – 12.25	682	9.09	12.25	—	—
12.50 – 12.88	2,666	9.34	12.87	30	12.69
13.06 – 18.63	2,827	8.73	16.53	751	17.54
18.88 – 34.19	1,826	8.00	30.28	847	30.49
34.50 – 48.25	128	7.88	37.56	65	37.39
48.50 – 48.50	5	8.23	48.50	2	48.50

Total	17,756	8.05	$13.19	6,876	$12.65

  Stock Purchase Rights

      In 1989, the Company implemented a plan to protect shareholders’ rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carries one Right to Purchase Series A Junior Participating Preferred Stock (the “Right”). The Right enables the holder, under certain circumstances, to purchase common stock of Western Digital or of the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company’s outstanding common stock. On September 10, 1998 the Company’s Board of Directors approved the adoption of a new Rights plan to replace the previous plan, which expired in September of 1998. The Rights under the new plan are similar to the rights under the 1989 plan except they are redeemable by the Company at $.01 per Right and expire in 2008.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Employee Stock Purchase Plan

      During 1994, the Company implemented an employee stock purchase plan (“ESPP”) in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever is less. Approximately 7.0 million shares of common stock have been reserved for issuance under this plan. Approximately 1,136,000, 1,231,000 and 1,002,000 shares were issued under this plan during 1997, 1998 and 1999, respectively.

  Common Stock Repurchase Program

      In February 1995, the Company established an open market stock repurchase program. Under this program, the Company has spent $323.4 million in connection with the repurchase of 22.2 million shares of its common stock at an average price of $14.55 per share. The $323.4 million includes the acquisition price of Western Digital common stock and amounts totaling $35.8 million paid in 1998 to settle certain put option arrangements entered into in connection with the open market stock repurchase program. There was no stock repurchase program activity during 1999.

  Pro Forma Information

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its stock options (including shares issued under the Stock Option Plans and the ESPP, collectively called “options”) granted subsequent to July 1, 1995, under the fair value method of that statement.

      The fair value of options granted in 1997, 1998 and 1999 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			ESPP Plan

	1997	1998	1999	1997	1998	1999

Option life (in years)	4.0	4.5	5.0	2.0	2.0	2.0

Risk-free interest rate	6.0%	5.5%	5.75%	6.0%	5.5%	5.75%

Stock price volatility	.58	.76	.82	.58	.76	.82

Dividend yield	—	—	—	—	—	—

      The following is a summary of the per share weighted average fair value of stock options granted in the years listed below:

	1997	1998	1999

Options granted under the Stock Option Plans	$9.10	$17.10	$7.74

Shares granted under the ESPP Plan	$6.75	$7.39	$9.92

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company applies APB Opinion No. 25 in accounting for its stock option and ESPP plans and, accordingly, no compensation expense has been recognized for the options in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS 123, the Company’s net income (loss) and net earnings (loss) per share would have been reduced to the amounts indicated below:

	Year Ended

	June 28,	June 27,	July 3,
	1997	1998	1999

Pro forma net income (loss) (in thousands)	$254,831	$(324,178)	$(538,637)

Pro forma net earnings (loss) per share:

Basic	$2.92	$(3.70)	$(6.02)

Diluted	$2.72	$(3.70)	$(6.02)

      Pro forma net income (loss) and net earnings (loss) per share reflects only options granted in 1996, 1997, 1998 and 1999. Therefore, the full impact of calculating compensation expense for options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation expense is reflected over the options’ vesting period and compensation expense for options granted before 1996 is not considered.

Note 7. Business Segment and International Operations

      Western Digital currently operates in one operating segment — the design, development, manufacture and marketing of hard drives for the computer marketplace. During 1997, sales to IBM accounted for 13% of the Company’s revenues. During 1998 and 1999, sales to Compaq accounted for 14% and 21% of the Company’s revenues, respectively.

      The Company’s operations outside the United States include manufacturing facilities in Singapore and Malaysia as well as sales offices throughout the world.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes operations by entities located within the indicated geographic areas for the past three years. United States revenues to unaffiliated customers include export sales to various countries in Europe and Asia of $763.5, $606.7, and $482.5 million in 1997, 1998, and 1999, respectively.

      Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $62.8, $77.6, and $82.7 million in 1997, 1998, and 1999, respectively, have been excluded in determining operating income (loss) by geographic region.

	United
	States	Europe	Asia	Eliminations	Total

	(in millions)
Year ended June 28, 1997

Sales to unaffiliated customers	$2,980	$1,107	$91	$—	$4,178

Transfers between geographic areas	1,340	167	3,646	(5,153)	—

Revenues, net	$4,320	$1,274	$3,737	$(5,153)	$4,178

Operating income	$158	$15	$200	$(8)	$365

Identifiable assets	$733	$186	$404	$(16)	$1,307

Year ended June 27, 1998

Sales to unaffiliated customers	$2,630	$886	$26	$—	$3,542

Transfers between geographic areas	998	166	3,324	(4,488)	—

Revenues, net	$3,628	$1,052	$3,350	$(4,488)	$3,542

Operating income (loss)	$(271)	$7	$66	$(20)	$(218)

Identifiable assets	$907	$116	$455	$(35)	$1,443

Year ended July 3, 1999

Sales to unaffiliated customers	$2,001	$751	$15	$—	$2,767

Transfers between geographic areas	746	1	2,607	(3,354)	—

Revenues, net	$2,747	$752	$2,622	$(3,354)	$2,767

Operating income (loss)	$(295)	$7	$(114)	$8	$(394)

Identifiable assets	$550	$97	$390	$(15)	$1,022

Note 8. Acquisitions and Restructurings

  IBM License Agreement

      In June of 1998, the Company entered into a broad based technology licensing and component supply agreement with IBM (the “Agreement”) involving the design and manufacture of desktop hard disk drives using IBM’s giant magnetoresistive heads and other components. The terms of the Agreement included a $20.0 million non-refundable initial payment in June 1998, which was fully expensed in 1998 as in-process research and development. Additional payments of $40.0 million are dependent upon the achievement of certain product development milestones. These additional payments are being capitalized and amortized to cost of sales as the related product is sold (generally within one year). During 1999, $30.0 million of these additional payments were made, $6.4 million of which was unamortized as of July 3, 1999 and is included in prepaid expenses. Another $10.0 million is expected to be paid in 2000. The Agreement also calls for the Company to make supplemental per unit payments as the related product is sold. These amounts are recorded to cost of sales as the product is sold. The Agreement also includes a supply arrangement for the purchase of GMR heads at negotiated market prices.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Acquisition of Connex

      On February 1, 1999, the Company acquired Connex, a San Jose-based startup company formed to develop storage solutions for the Windows NT and Unix server environments, at a cost of approximately $12.0 million. The purchase price included 575,662 shares of Western Digital common stock valued at $7.9 million, forgiveness of amounts advanced to Connex prior to the acquisition totaling $2.0 million and the assumption of certain liabilities of approximately $2.1 million. Due to the small size of the Connex acquisition, the $12.0 million purchase price was determined based on an arms-length negotiation. The acquisition was accounted for as a purchase.

      At the time of the acquisition, Connex was a development stage operation with no commercial products yet available for sale. Connex had, at the time of acquisition, several in-process research and development projects which were approximately 40% complete. The major projects acquired include: industry standard storage systems and storage management software solutions for both Windows NT and UNIX server environments. The Company’s primary purpose for the acquisition was to acquire these in-process projects and complete the development efforts as the Company believed they had economic value but had not yet reached technological feasibility and had no alternative future uses. Therefore, the Company allocated substantially all of the purchase price as a one-time charge for in-process research and development of $12.0 million to the Company’s results of operations in 1999. Approximately $0.4 million of assets were acquired in the acquisition. Approximately $8 million in development and administrative expenses (approximately $5 million for network attached storage systems and $3 million for network storage management software) were incurred during 1999 after the acquisition. The Company is continuing development efforts and expects to ship the first new products developed by Connex in January 2000. The primary risks and uncertainties associated with timely completion of the projects lies in the Company’s ability to attract and retain qualified software engineers in the current competitive environment. Should the projects not be completed on a timely basis, the Company’s first-to-market advantages would be reduced (e.g. lower margins), or an alternative technology might be developed by a competitor which could severely impact the marketability of the Company’s planned products. Should the projects prove to be unsuccessful, the impact on the 2000 results of operations will primarily consist of the engineering and start up efforts incurred to complete the projects for which there would be no future value, plus the costs of any new efforts on replacement projects and/or costs to unwind the infrastructure if a decision was made not to pursue new efforts.

  Restructuring Programs

      In January 1999, the Company initiated a restructuring program which resulted in the combination of its Personal Storage Division and Enterprise Storage Group into a single hard drive operating unit. The new Drive Products Division (“DPD”) has combined design, manufacturing, materials, business and product marketing resources to address both the desktop and enterprise markets. In connection with the combination of the divisions, the Company’s Tuas, Singapore facility was closed and production of Enterprise drives was moved to the Company’s nearby manufacturing facility in Chai-Chee, Singapore. This restructuring program, which was substantially completed by the end of the third quarter of 1999, resulted in a reduction of worldwide employee headcount of 934 employees (compared to the original plan of 900), approximately 250 of which were direct and indirect labor and the rest were management, professional and administrative personnel. A $41.0 million restructuring charge was recorded in the third quarter of 1999, the components of which are summarized below (in millions):

Write-down of building and equipment to fair value	$22.7

Severance and related costs	11.2

Write-off of duplicate warranty repair and engineering supplies	4.1

Tuas facility renovation and related costs	1.3

Miscellaneous	1.7

Total	$41.0

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The write-down of building and equipment includes the reduction of the Tuas building to its estimated fair market value of $7.8 million, which was based on a valuation done by an independent party. As of July 3, 1999, the Tuas building is held for sale. The Company expects the building to sell within 6 months to 1 year. Of the severance and related charge of $11.2 million, approximately $9.3 million was paid in 1999, leaving a liability of approximately $1.9 expected to be paid in the first and second quarters of fiscal 2000. The write-off of duplicate warranty repair and engineering supplies, including base replacement stock for warranty repairs and engineering materials, was necessary due to the reduced requirements of a single combined repair facility. Tuas facility renovation and related costs consist of costs incurred to ready the facility for sale. The miscellaneous category includes various other incremental costs incurred during the quarter for closure of the facility and wind-down of its operations. All other non-severance related costs were substantially paid by July 3, 1999.

      Following is a reconciliation of the original accrual, the cash and non-cash charges, and the remaining accrual (in millions):

Original restructuring accrual	$41.0

Non-cash charges.	(26.0)

Cash utilized	(13.1)

Changes in original estimates:

Reduced building and equipment impairment	(3.0)

Increased severance and outplacement costs	1.0

Increased duplicate warranty repair and engineering supplies	2.0

Balance at July 3, 1999	$1.9

      In April 1999, the Company completed the sale of its Santa Clara disk media operations to Komag. The components of the sale are summarized below (in millions):

Proceeds:

Common stock of Komag, Inc.	$34.9

Note receivable	30.1

Trade receivable for certain inventory sold	12.1

77.1

Costs:

Equipment sold	68.3

Inventory sold	18.1

Prepaids and other related assets sold or written off	7.7

Severance and outplacement	3.0

97.1

Restructuring/loss on sale	$20.0

      The Komag common stock received as consideration includes restrictions upon when the stock may be sold. The restrictions will be lifted over a three and one-half year period. As of July 3, 1999, approximately 30% of these shares are not restricted. As shares become capable of being sold within 12 months, they are marked-to-market using published closing prices of Komag stock as of the end of the reporting period. Subsequent to the transaction, the market value of Komag’s common stock declined. As the Company has identified the shares as “available for sale” under the provisions of SFAS No. 115, “Investments in Certain Debt and Equity Securities”, the unrestricted shares have been marked to market value at July 3, 1999, and accordingly, the unrealized loss of $2.1 million is recorded as a component of other comprehensive loss in the

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accompanying balance sheet and statement of shareholders’ deficit. All of the Komag stock is included in other assets.

      The Company also received, as consideration, a $30.1 million unsecured note (the “Note”), which is included in other assets. The Note matures in April 2002 and has an annual interest rate of 4.9%, compounded quarterly. The outstanding principal balance on this Note, plus accrued interest, is due and payable in full upon maturity. The Note contains a principle and accrued interest reduction provision which is based on the increase, if any, in performance of Komag’s stock price subsequent to the date of the sale.

      In conjunction with the sale of Company assets, Komag assumed certain liabilities, mainly leases related to production equipment and facilities. The Company is contingently liable for these leases. If Komag were unable to meet its payment obligations on the remaining leases, totaling approximately $69.4 million as of July 3, 1999, the Company would be ultimately liable to make the payments.

      The transaction also included a three-year volume purchase agreement under which the Company must purchase a significant percentage of its media requirements from Komag. The agreement does not require the Company to purchase a fixed minimum amount of media from Komag. The Company also entered into a License Agreement and Joint Development Agreement. The License Agreement grants Komag a fully paid-up license to utilize certain of the Company’s technology in the development of future media products for the Company. The Joint Development Agreement provides the basis for determining the ownership of any media manufacturing related technology developed by Komag and/or the Company in the future. There is no additional consideration related to the sale inherent in these other agreements. Therefore, no portion of the sales proceeds was allocated to them.

      The April 1999 sale of the media business resulted in a reduction of worldwide employee headcount of 1,106 employees (compared to the original plan of 1,100), approximately 650 of which were direct labor and the rest were technicians, management and other professionals. Of the severance and outplacement charge of $3.0 million, approximately $1.9 million was paid in 1999, leaving approximately $1.1 million, as of July 3, 1999, which is to be paid in the first half of 2000.

      The sale of Company’s media assets to Komag and the related transition and restructuring program were substantially completed by the end of the fourth quarter. Following is a reconciliation of the original accrual, the cash and non-cash charges, and the remaining accrual (in millions):

Original restructuring charge	$20.0

Non-cash charges	(17.0)

Cash utilized	(1.9)

Balance at July 3, 1999	$1.1

There have been no significant changes to the original restructuring charges or accrual estimates. The value of the equipment sold was determined based on the Company’s book value.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Earnings (Loss) Per Share

      As discussed in Note 1, the Company adopted SFAS 128 effective December 27, 1997. The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128.

	Years Ended

	June 28,	June 27,	July 3,
	1997	1998	1999

	(in thousands, except per share amounts)

Numerator:

Numerator for basic and diluted earnings (loss) per share — net income (loss)	$267,596	$(290,217)	$(492,690)

Denominator:

Denominator for basic earnings (loss) per share — weighted average number of common shares outstanding during the period	87,261	87,525	89,478

Incremental common shares attributable to exercise of outstanding options, put options and ESPP contributions	6,261	—	—

Denominator for diluted earnings (loss) per share	93,522	87,525	89,478

Basic earnings (loss) per share	$3.07	$(3.32)	$(5.51)

Diluted earnings (loss) per share	$2.86	$(3.32)	$(5.51)

      Substantially all options were included in the computation of diluted earnings per share for 1997. In 1998 and 1999, 12.4 million and 17.8 million shares, respectively, relating to the possible exercise of outstanding stock options and 19.4 million shares issuable upon conversion of the convertible debentures were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Note 10. Savings and Profit Sharing Plan

      Effective July 1, 1991, the Company adopted a Savings and Profit Sharing Plan, the Western Digital Corporation Retirement Savings and Profit Sharing Plan (“the Plan”). The Plan includes an employee 401(k) plan. The Plan covers substantially all domestic employees, subject to certain eligibility requirements. In 1997, the Company authorized $12.6 million (4.1% of defined pre-tax profits) to be allocated to participants under the profit sharing plan. In 1998 and 1999, no amounts were allocated by the Company to the profit sharing plan. The Company may also make annual contributions to the 401(k) plan at the discretion of the Board of Directors. For 1997, 1998, and 1999 the Company made contributions to the 401(k) plan of $2.7, $2.9, $3.3 million, respectively.

Note 11. Subsequent Events

  Equity Facility

      The Company has an equity draw-down facility (“Equity Facility”) with a bank which allows the Company to issue up to $150.0 million (in monthly increments of up to $12.5 million) in common stock for cash at the market price of its stock less a 2.75% discount. As of July 3, 1999, the Equity Facility had not been used. During July through September 29, 1999, the Company issued 6.2 million shares of common stock under the Equity Facility for net proceeds of $32.2 million.

  Debenture Retirements

      During the period from July 27, through September 17, 1999, the Company issued 6.1 million shares of common stock in exchange for Debentures with a carrying value of $79.6 million, and an aggregate principal

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount at maturity of $207.1 million, which were retired in non-cash transactions. These exchanges were private, individually negotiated transactions with certain institutional investors. The Company expects to record an extraordinary gain of approximately $45 million during the quarter ending October 2, 1999 for the difference between the carrying value of the Debentures and the market value of the common stock given by the Company at the time of the exchange.

  Sale of Land

      On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land). The Company has extended the current lease of its worldwide headquarters in Irvine, California, through December 2000, and has an option to extend the lease for an additional six month period.

  Restructurings

      On July 8, 1999, a further restructuring of operations and management responsibilities was executed. The structural change establishes a Worldwide Operations and Geographies structure and a Lines of Business/ Research and Development organization (LOB). Each of the Geographies will be responsible for their own operating results, field sales, customer and channel business management and channel marketing in its respective region. The restructure resulted in a reduction of worldwide employee headcount of approximately 40 employees, approximately 25 of which were direct and indirect labor and the rest were management, professional and administrative personnel. The Company expects to record a charge to operations of approximately $2.0 million in the first quarter ending October 2, 1999, consisting primarily of severance accruals to be fully paid by the end of the second quarter ending December 31, 1999.

      On August 13, 1999, the Company announced its intention to move substantially all of its production of desktop hard drives to Malaysia, while retaining in Singapore production of enterprise drives and expanding its role in design, development and manufacturing process engineering. The Company expects to finalize its plans relative to the restructuring by the end of its first quarter. The Company expects that the transfer of production of desktop hard drives to its Malaysia facility will result in a reduction of employee headcount in Singapore by the end of December 1999 of approximately 2,000 direct and 500 indirect workers and a charge to operations during the first half of 2000 of approximately $30 million (unaudited) relating to the write-off of fixed assets to be disposed of, lease cancellations, and employee severance and other costs of vacating leased properties. The Company expects that the transfer to its Malaysia facility will result in an employee headcount increase in Malaysia of approximately 2,000 workers by the end of December 1999.

  Product Recall (unaudited)

      On September 27, 1999, the Company announced a recall of up to 400,000 of its 6.8GB per platter series of WD Caviar desktop hard drives which are in completed computer systems, because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip, but the Company believes the remaining drives are either in the Company’s or its customers’ inventory. Replacement of the chips will involve rework of the printed circuit board assembly. The Company expects that it will be able to resume production of the hard drives with new chips by approximately October 11, 1999. The Company has not yet quantified the total impact of the recall, rework, and manufacturing stoppage on its financial position, results of operation, or liquidity, although it believes it will be material. The special charges associated with the cost of recalling and repairing the affected drives are not expected to exceed $50 million. This estimate excludes any impact on the Company’s revenues or market share. The Company has not yet determined how much of the potential loss might be recoverable from insurance sources and from the supplier of the faulty chip.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Quarterly Results of Operations (unaudited)

	First (1)	Second(2)	Third (3)	Fourth(4)

	(in thousands, except per share amounts)

1998

Revenues, net	$1,090,164	$969,564	$831,294	$650,503

Gross profit (loss)	161,059	(55,548)	36,279	(41,740)

Operating income (loss)	72,063	(147,198)	(58,221)	(162,469)

Net income (loss)	62,707	(145,183)	(45,022)	(162,719)

Basic earnings (loss) per share	.72	(1.66)	(.51)	(1.84)

Diluted earnings (loss) per share	$.67	$(1.66)	$(.51)	$(1.84)

1999

Revenues, net	$650,858	$738,590	$668,456	$709,302

Gross profit (loss)	(82,752)	19,167	39,864	20,873

Operating income (loss)	(192,005)	(79,015)	(110,045)	(95,727)

Net income (loss)	(194,658)	(82,253)	(114,293)	(101,486)

Basic earnings (loss) per share	(2.20)	(.93)	(1.27)	(1.12)

Diluted earnings (loss) per share	$(2.20)	$(.93)	$(1.27)	$(1.12)

(1)	First quarter 1999 includes a $77.0 million special charge to increase warranty accruals associated with the Company’s last generations of thin-film desktop products. The increase was primarily due to a normal increase in units under warranty and the completion of the Company’s transition in its desktop business from thin-film to the newer magnetoresistive (“MR”) head technology in the June 1998 quarter. This transition and recent experience with thin film returns, which indicated a slightly higher return rate, higher cost of repair and longer duration of returns within the warranty period, resulted in an increase in warranty accruals. Prior to the first quarter of 1999, the Company’s experience with returns of older generation thin-film products was that a large percentage of the products which were going to fail, failed in the first six months after sale. However, with the advancements in thin-film recording technology, the gaps between critical components (principally the recording heads and disks) within the drive became much smaller until they were almost in contact with one another. This made the thin-film drives much more susceptible to environmental factors which typically manifest themselves over long periods of time, such as gases released from the surrounding environment that may permeate through or from other components in the drive. During the first quarter of 1999, the Company began to see consistent data indicating a higher percentage of these advanced thin-film drives coming back after the first six months. That, combined with the significant amount of these drives that were now in the field, led to a higher life-time return rate being applied to a larger base of products in the field. This resulted in a special charge to warranty provision of $77 million in the first quarter of 1999.

(2)	During the second quarter of 1998, the Company incurred $148 million of special charges as a result of its decisions to reduce its exposure to the sustained oversupply and unusually competitive pricing pressures in the lower capacity portion of the hard drive marketplace, and to sharpen its focus and resources on its desktop and enterprise storage product lines. This decision led the Company to accelerate its transition to magnetoresistive head technology and to redeploy the resources which were used on development of its mobile disk drive product line back to its core desktop and enterprises disk drive products. The special charges included approximately $49 million of vendor purchase order cancellation charges on older, thin-film technology components due to reduced production of thin-film products, $35 million for write-down of inventory and service center stock, $24 million for incremental warranty accruals on older technology products, $10 million for write-offs of investments in companies developing advanced thin-film and mobile disk drive technologies, $8 million of mobile engineering development expenses incurred during

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the quarter, and $22 million of other incremental costs incurred within the quarter associated with the accelerated transition out of older, thin-film technology into MR products. Of the total $148 million special charges, approximately $8 million was recorded in research and development expense and $140 million was recorded in cost of sales. Since these charges were either incurred during the second quarter of 1998, or resulted from liabilities incurred or assets impaired upon the Company’s decision in the second quarter to implement these actions, the entire $148 million was recorded in the second quarter of 1998. The inventory referred to above was scrapped or subsequently sold at or slightly above its adjusted book value with minimal gross margin impact. The Company substantially completed its transition to magnetoresistive products by the fourth quarter of 1998, largely as planned, improving its technology leadership position relative to its competitors. Of the total charges, approximately $100 million required the use of cash. There were no significant subsequent changes to the cost estimates associated with the special charges.

(3)	Third quarter 1999 includes a $41.0 restructuring charge for the combination of the Company’s Personal Storage Division and Enterprise Storage Group and the resulting consolidation of its Singapore facilities (see Note 8 of Notes to Consolidated Financial Statements), and a $12.0 million charge to in-process research and development expenses for the acquisition of Connex.

(4)	Fourth quarter 1998 results include $22 million of costs recorded to research and development principally related to the start-up of the IBM Agreement.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Three years ended July 3, 1999
(in thousands)

	Allowance for
	Doubtful	Accrued
	Accounts	Warranty

Balance at June 29, 1996	$9,376	$13,414

Charges to operations	7,116	67,900

Deductions	(4,786)	(52,416)

Balance at June 28, 1997	11,706	28,898

Charges to operations	4,674	104,600

Deductions	(454)	(86,363)

Balance at June 27, 1998	15,926	47,135

Charges to operations	2,632	153,000

Deductions	(21)	(121,948)

Balance at July 3, 1999	$18,537	$78,187

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 1999.

Item 11. Executive Compensation

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption “Security Ownership of Beneficial Owners,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 1999.

Item 13. Certain Relationships and Related Transactions

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 1999.

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

      (3)  Exhibits

Exhibit
Number	Description

3.2.2	By-laws of the Company, as amended March 20, 1997(11)
3.3	Certificate of Agreement of Merger(4)
3.4.1	Certificate of Amendment and Restatement of Certificate of Incorporation dated March 27, 1997(11)
4.1.1	Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of October 15, 1998, which includes as Exhibit B thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(17)
4.2	Form of Common Stock Certificate(1)
4.3	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company*
4.4	Purchase Agreement dated February 12, 1998, by and between the Company and the Initial Purchasers named therein(14)
4.5	Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A.(14)
4.6	Registration Rights Agreement, dated as of February 18, 1998, by and between the Company and the Initial Purchasers named therein(14)
4.7	The Company’s Zero Coupon Convertible Subordinated Debenture due 2018 and the Global Form of the Company’s Zero Coupon Convertible Subordinated Debenture due 2018 (which is identical to the Company’s Zero Coupon Convertible Subordinated Debenture due 2018, except for certain provisions as marked)(14)
10.1.4	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(18)**
10.3.2	Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 13, 1997(15)**
10.10.1	Western Digital Corporation Deferred Compensation Plan, as amended and restated effective January 1, 1998(13)**
10.11	The Western Digital Corporation Executive Bonus Plan(6)**
10.11.1	Amendment No. 1 to the Western Digital Corporation Executive Bonus Plan(15)**
10.12	The Extended Severance Plan of the Registrant(6)**
10.12.1	Amendment No. 1 to the Company’s Extended Severance Plan(9)**
10.13	Manufacturing Building Lease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of November 9, 1993(5)
10.16.1	Western Digital Long-Term Retention Plan, as amended July 10, 1997(12)**
10.16.2	Western Digital Corporation Executive Retention Plan(16)**
10.17	Subleases between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of September 1, 1991(3)
10.18	Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of October 12, 1992(3)
10.21.1	The Company’s Non-Employee Directors Stock-For-Fees Plan, Amended and Restated as of January 9, 1997(11)**

Exhibit
Number	Description

10.22	Office Building Lease between The Irvine Company and the Company dated as of January 13, 1988(2)
10.30	The Company’s Savings and Profit Sharing Plan(7)**
10.31	First Amendment to the Company’s Savings and Profit Sharing Plan(7)**
10.32	Second Amendment to the Company’s Savings and Profit Sharing Plan(8)**
10.32.1	Third Amendment to the Company’s Retirement Savings and Profit Sharing Plan(10)**
10.32.2	Fourth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(11)**
10.32.3	Fifth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(15) **
10.33	The Company’s Amended and Restated Stock Option Plan for Non-Employee Directors, amended as of July 10, 1997(12)**
10.34	Fiscal Year 1999 Western Digital Management Incentive Plan(16)**
10.35	Fiscal Year 1999-2000 Western Digital Bridge Incentive Plan***
10.38	Revolving Credit and Term Loan Agreement, dated as of November 4, 1998, among Western Digital Corporation, BankBoston, N.A. and other lending institutions listed therein(18)
10.38.1	First Amendment to Revolving Credit and Term Loan Agreement, dated as of April 8, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein*
10.38.2	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of May 7, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein*
10.38.3	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of July 30, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein*
10.38.4	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of August 27, 1999, among Western Digital Corporation, BankBoston N.A. and other lending institutions named therein*
10.40	OEM Component Supply and Technology License Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(15)(19)
10.41	OEM Sales and Purchase Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(15)(19)
10.42	Asset Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated***
10.43	Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated***
21	Subsidiaries of the Company*
23	Consent of Independent Auditors*
27	Financial Data Schedule*

*	New exhibit filed with this Report.

**	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

***	New exhibit filed with this Report, with confidential treatment requested.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to Amendment No. 2 to the Company’s Annual Report on Form 10-K as filed on Form 8 with the Securities and Exchange Commission on November 18, 1988, and subject to confidentiality order dated November 21, 1988.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

(4)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on January 25, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 16, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 11, 1996.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 12, 1997.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 1, 1998.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 1998.

(17)	Incorporated by reference to the Company’s Form 8A (No. 001-08703) as filed with the Securities and Exchange Commission on November 19, 1998.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 1999.

(19)	Subject to confidentiality order dated October 2, 1998.

      (b)  Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	DUSTON M. WILLIAMS _______________________________________ Duston M. Williams

Senior Vice President
and Chief Financial Officer

Dated: October 1, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 1, 1999.

Signature	Title

CHARLES A. HAGGERTY Charles A. Haggerty	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DUSTON M. WILLIAMS Duston M. Williams	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

JAMES A. ABRAHAMSON James A. Abrahamson	Director

PETER D. BEHRENDT Peter D. Behrendt	Director

I. M. BOOTH I. M. Booth	Director

IRWIN FEDERMAN Irwin Federman	Director

ANDRé R. HORN André R. Horn	Director

ANNE O. KRUEGER Anne O. Krueger	Director

THOMAS E. PARDUN Thomas E. Pardun	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.2.2	By-laws of the Company, as amended March 20, 1997(11)
3.3	Certificate of Agreement of Merger(4)
3.4.1	Certificate of Amendment and Restatement of Certificate of Incorporation dated March 27, 1997(11)
4.1.1	Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of October 15, 1998, which includes as Exhibit B thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(17)
4.2	Form of Common Stock Certificate(1)
4.3	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company*
4.4	Purchase Agreement dated February 12, 1998, by and between the Company and the Initial Purchasers named therein(14)
4.5	Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A.(14)
4.6	Registration Rights Agreement, dated as of February 18, 1998, by and between the Company and the Initial Purchasers named therein(14)
4.7	The Company’s Zero Coupon Convertible Subordinated Debenture due 2018 and the Global Form of the Company’s Zero Coupon Convertible Subordinated Debenture due 2018 (which is identical to the Company’s Zero Coupon Convertible Subordinated Debenture due 2018, except for certain provisions as marked)(14)
10.1.4	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(18)**
10.3.2	Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 13, 1997(15)**
10.10.1	Western Digital Corporation Deferred Compensation Plan, as amended and restated effective January 1, 1998(13)**
10.11	The Western Digital Corporation Executive Bonus Plan(6)**
10.11.1	Amendment No. 1 to the Western Digital Corporation Executive Bonus Plan(15)**
10.12	The Extended Severance Plan of the Registrant(6)**
10.12.1	Amendment No. 1 to the Company’s Extended Severance Plan(9)**
10.13	Manufacturing Building Lease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of November 9, 1993(5)
10.16.1	Western Digital Long-Term Retention Plan, as amended July 10, 1997(12)**
10.16.2	Western Digital Corporation Executive Retention Plan(16)**
10.17	Subleases between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of September 1, 1991(3)
10.18	Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of October 12, 1992(3)
10.21.1	The Company’s Non-Employee Directors Stock-For-Fees Plan, Amended and Restated as of January 9, 1997(11)**
10.22	Office Building Lease between The Irvine Company and the Company dated as of January 13, 1988(2)

Exhibit
Number	Description

10.30	The Company’s Savings and Profit Sharing Plan(7)**
10.31	First Amendment to the Company’s Savings and Profit Sharing Plan(7)**
10.32	Second Amendment to the Company’s Savings and Profit Sharing Plan(8)**
10.32.1	Third Amendment to the Company’s Retirement Savings and Profit Sharing Plan(10)**
10.32.2	Fourth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(11)**
10.32.3	Fifth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(15) **
10.33	The Company’s Amended and Restated Stock Option Plan for Non-Employee Directors, amended as of July 10, 1997(12)**
10.34	Fiscal Year 1999 Western Digital Management Incentive Plan(16)**
10.35	Fiscal Year 1999-2000 Western Digital Bridge Incentive Plan***
10.38	Revolving Credit and Term Loan Agreement, dated as of November 4, 1998, among Western Digital Corporation, BankBoston, N.A. and other lending institutions listed therein(18)
10.38.1	First Amendment to Revolving Credit and Term Loan Agreement, dated as of April 8, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein*
10.38.2	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of May 7, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein*
10.38.3	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of July 30, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein*
10.38.4	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of August 27, 1999, among Western Digital Corporation, BankBoston N.A. and other lending institutions named therein*
10.40	OEM Component Supply and Technology License Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(15)(19)
10.41	OEM Sales and Purchase Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(15)(19)
10.42	Asset Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated***
10.43	Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated***
21	Subsidiaries of the Company*
23	Consent of Independent Auditors*
27	Financial Data Schedule*

*	New exhibit filed with this Report.

**	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

***	New exhibit filed with this Report, with confidential treatment requested.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to Amendment No. 2 to the Company’s Annual Report on Form 10-K as filed on Form 8 with the Securities and Exchange Commission on November 18, 1988, and subject to confidentiality order dated November 21, 1988.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

(4)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on January 25, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 16, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 11, 1996.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 12, 1997.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 1, 1998.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 1998.

(17)	Incorporated by reference to the Company’s Form 8A (No. 001-08703) as filed with the Securities and Exchange Commission on November 19, 1998.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 1999.

(19)	Subject to confidentiality order dated October 2, 1998.