Form 10-Q
period 1999-10-02
WESTERN DIGITAL CORP
filed 1999-11-16
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 1999.

                                       OR

[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from      to

                          Commission file number 1-8703

                           WESTERN DIGITAL CORPORATION
   ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                      95-2647125
   ------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                     8105 Irvine Center Drive
                        Irvine, California                   92618
   ------------------------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

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

         Number of shares outstanding of Common Stock, as of October 30, 1999, is 112,323,538.

                           WESTERN DIGITAL CORPORATION
                                      INDEX

                                                                                   PAGE NO.
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Condensed Consolidated Statements of Operations - Three-Month
                  Periods Ended September 26, 1998 and October 2, 1999 ................3

                  Condensed Consolidated Balance Sheets - July 3, 1999 and
                  October 2, 1999 .....................................................4

                  Condensed Consolidated Statements of Cash Flows - Three-Month
                  Periods Ended September 26, 1998 and October 2, 1999 ................5

                  Notes to Condensed Consolidated Financial Statements ................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..........................................12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........24

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................26

         Item 2.  Changes in Securities and Use of Proceeds...........................27

         Item 6.  Exhibits and Reports on Form 8-K....................................28

         Signatures...................................................................29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                           THREE-MONTH PERIOD ENDED
                                                         --------------------------
                                                         SEPT. 26,         OCT. 2,
                                                            1998             1999
                                                         ---------        ---------
Revenues, net ....................................       $ 650,858        $ 406,957
Costs and expenses:
      Cost of revenues ...........................         733,610          472,300
      Research and development ...................          51,921           50,143
      Selling, general and administrative ........          57,332           43,822
      Restructuring charges ......................              --           32,300
                                                         ---------        ---------
           Total costs and expenses ..............         842,863          598,565
                                                         ---------        ---------
Operating loss ...................................        (192,005)        (191,608)
Net interest expense .............................          (2,653)          (5,329)
                                                         ---------        ---------
Loss before extraordinary item ...................        (194,658)        (196,937)
Extraordinary gain from redemption of debentures .              --           90,622
                                                         ---------        ---------
Net loss .........................................       $(194,658)       $(106,315)
                                                         =========        =========

Basic and diluted loss per common share:

      Loss per share before extraordinary item ...       $   (2.20)       $   (2.05)
      Extraordinary gain .........................              --              .94
                                                         ---------        ---------
      Loss per share .............................       $   (2.20)       $   (1.11)
                                                         =========        =========
Common shares used in computing per share amounts:
           Basic .................................          88,545           95,918
                                                         =========        =========
           Diluted ...............................          88,545           95,918
                                                         =========        =========


    The accompanying notes are an integral part of these condensed consolidated financial statements

                           WESTERN DIGITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                                      JULY 3,             OCT. 2,
                                                                                        1999               1999
                                                                                    -----------        -----------
                                                      ASSETS
Current assets:
      Cash and cash equivalents .............................................       $   226,147        $   185,054
      Accounts receivable, less allowance for doubtful
           accounts of $18,537 at July 3, 1999 and
           $17,528 at October 2, 1999 .......................................           273,435             87,255
      Inventories ...........................................................           144,093            207,741
      Prepaid expenses ......................................................            44,672             45,675
                                                                                    -----------        -----------
           Total current assets .............................................           688,347            525,725
Property and equipment at cost, net .........................................           237,939            186,981
Intangible and other assets, net ............................................            96,116            117,506
                                                                                    -----------        -----------
           Total assets .....................................................       $ 1,022,402        $   830,212
                                                                                    ===========        ===========

                                     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
      Accounts payable ......................................................       $   335,907        $   272,949
      Accrued compensation ..................................................            31,136             27,524
      Accrued warranty ......................................................            78,187             66,336
      Accrued expenses ......................................................           171,388            197,259
      Current portion of long-term debt .....................................            10,000             10,000
                                                                                    -----------        -----------
           Total current liabilities ........................................           626,618            574,068
Long-term debt ..............................................................           534,144            371,365
Deferred income taxes .......................................................            15,430             15,476
Commitments and contingent liabilities:
Shareholders' deficiency:
      Preferred stock, $.01 par value;
           Authorized: 5,000 shares
           Outstanding:  None ...............................................                --                 --
      Common stock, $.01 par value;
           Authorized:  225,000 shares
           Outstanding:  101,908 shares at July 3, 1999
           and 123,209 at October 2, 1999 ...................................             1,019              1,232
      Additional paid-in capital ............................................           335,197            436,725
      Accumulated deficit ...................................................          (294,841)          (401,156)
      Accumulated other comprehensive income (loss) .........................            (2,123)            21,923
      Treasury stock-common stock at cost;
           11,297 shares at July 3, 1999 and 10,885
           shares at October 2, 1999 ........................................          (193,042)          (189,421)
                                                                                    -----------        -----------
           Total shareholders' deficiency ...................................          (153,790)          (130,697)
                                                                                    -----------        -----------
           Total liabilities and shareholders' deficiency ...................       $ 1,022,402        $   830,212
                                                                                    ===========        ===========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE-MONTH PERIOD ENDED
                                                                          --------------------------
                                                                          SEPT. 26,         OCT. 2,
                                                                             1998             1999
                                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ....................................................       $(194,658)       $(106,315)
      Adjustments to reconcile net loss to net
      cash used for operating activities:
        Non-Cash Items:
           Depreciation and amortization ..........................          33,597           24,690
           Interest accrued on convertible debentures .............           6,119            6,079
           Non-cash portion of restructuring provision ............              --           14,029
           Extraordinary gain on redemption of debentures .........              --          (90,622)
        Changes in assets and liabilities:
           Accounts receivable ....................................          (9,282)         186,180
           Inventories ............................................          19,013          (63,648)
           Prepaid expenses .......................................           1,191           (4,891)
           Intangible and other assets ............................           1,652           (1,473)
           Accounts payable .......................................          73,206          (62,958)
           Accrued compensation ...................................          10,103           (3,612)
           Accrued warranty .......................................          54,366          (11,851)
           Accrued expenses .......................................         (18,396)          24,571
           Deferred income taxes ..................................            (214)              46
                                                                          ---------        ---------
               Net cash used for operating activities .............         (23,303)         (89,775)
                                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale of land ................................................              --           26,019
      Capital expenditures, net ...................................         (36,036)          (7,526)
      Other investment ............................................              --           (1,100)
                                                                          ---------        ---------
               Net cash provided by (used for) investing activities         (36,036)          17,393
                                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of stock options ...................................             589              122
      Proceeds from ESPP shares issued ............................           3,073            1,502
      Payment on term loan ........................................              --           (2,500)
      Common stock issued .........................................              --           32,165
                                                                          ---------        ---------
               Net cash provided by financing activities ..........           3,662           31,289
                                                                          ---------        ---------

      Net increase decrease in cash and cash equivalents ..........         (55,677)         (41,093)
      Cash and cash equivalents, beginning of period ..............         459,830          226,147
                                                                          ---------        ---------
      Cash and cash equivalents, end of period ....................       $ 404,153        $ 185,054
                                                                          =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes ......................       $   1,272        $     294
Cash paid during the period for interest ..........................           1,012              991



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as of and for the year ended July 3, 1999.

     In the opinion of management, all adjustments necessary to fairly state the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended July 3, 1999.

2.   Supplemental Financial Statement Data (in thousands)

                                                                        JULY 3,        OCT. 2,
                                                                         1999           1999
                                                                       --------       --------
Inventories
      Finished goods ...................................               $101,828       $179,135
      Work in process ..................................                 26,307         12,361
      Raw materials and component parts ................                 15,958         16,245
                                                                       --------       --------
                                                                       $144,093       $207,741
                                                                       ========       ========

Supplemental disclosure of non-cash investing activities
     Net mark to market increase on available for sale
         investments ...................................               $     --       $ 24,046
                                                                       ========       ========

Supplemental disclosure of non-cash financing activities
     Stock issued for redemption of debentures .........               $     --       $ 71,572
                                                                       ========       ========
     Redemption of debentures for Company stock,
         net of capitalized issuance costs .... ........               $     --       $162,194
                                                                       ========       ========


                                   THREE-MONTH PERIOD ENDED
                                   ------------------------
                                    SEPT. 26,       OCT. 2,
                                       1998           1999
                                    -------        -------
Net Interest Income (Expense)
  Interest income ...........       $ 5,292        $ 2,480
  Interest expense ..........        (7,945)        (7,809)
                                    -------        -------
                                    $(2,653)       $(5,329)
                                    =======        =======

3.   Loss per Share

     For the three-month periods ended September 26, 1998 and October 2, 1999,
     13.9 and 17.9 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. For the three-month periods ended September 26, 1998 and October 2, 1999, an additional 19.4 and 12.9 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share, respectively. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

     In September 1999, the Company's Board of Directors approved a "Broad-Based" Incentive Stock Plan (the "Broad-Based Plan") under which options to purchase shares of common stock may be granted to all regular non-direct labor employees of the Company. On October 20, 1999, the Board of Directors approved a grant of approximately 2.4 million shares under the Broad-Based Plan, at $3.31 per share, the fair value of the Company's Common Stock on the date of grant.

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

4.   Common Stock Transactions

     During the three-month period ended October 2, 1999, the Company issued approximately 362,000 and 51,000 shares of its common stock in connection with the Employee Stock Purchase Plan ("ESPP") and common stock option exercises, respectively, for an aggregate of $1.6 million. During the corresponding period of the prior year, the Company issued approximately 325,000 and 85,000 shares of its common stock in connection with the ESPP and common stock option exercises, respectively, for an aggregate of $3.7 million.

     The Company has an equity drawdown facility ("Equity Facility") which allows the Company to issue up to $150.0 million (in monthly increments of up to $12.5 million) in common stock to institutional investors for cash at the market price of its stock less a discount ranging between 2.75% and 4.25%. During the period from July 16, 1999 through September 29, 1999, the Company issued 6.2 million shares of common stock under the Equity Facility for net proceeds of $32.2 million.

     During the period from July 27, 1999 through October 1, 1999, the Company issued 15.1 million shares of common stock to redeem its 5.25% zero coupon convertible subordinated debentures (the "Debentures") with a carrying value of $166.4 million, and an aggregate principal amount at maturity of $432.1 million, which were retired in non-cash transactions. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in an extraordinary gain of $90.6 million during the quarter due to the difference between the carrying value of the Debentures and the market value of the common stock issued by the Company at the time of the redemptions. As of the quarter ended October 2, 1999, the carrying value and aggregate principal amount at maturity of the remaining outstanding Debentures was $333.9 million and $865.1 million, respectively.

5.   Line of Credit

     The Senior Bank Facility provides the Company with up to a $125.0 million revolving credit line (depending on the borrowing base calculation) and a $50.0 million term loan ($47.5 million was outstanding as of October 2, 1999), both of which expire in November 2001. The Senior Bank Facility is secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either LIBOR or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity, prohibits the payment of cash dividends on common stock and contains a number of other covenants. The Company is not in default under the Senior Bank Facility. However, as of the first quarter ended October 2, 1999, the borrowing base was significantly reduced as a result of lower accounts receivable balances at October 2, 1999, due to the product recall, and the Company has agreed that it will not borrow against the borrowing base until a review of the borrowing base is completed and agreement is reached as to the valuation of certain assets. The availability of this facility will depend upon, among other things, such valuation and compliance by the Company with the covenants of the facility. The total costs of the product recall announced on September 27, 1999 may result in the Company not being in compliance with certain financial covenants in the Senior Bank Facility in future periods. As of the date hereof, the $47.5 million term loan was funded, but there were no borrowings under the revolving credit line. The term loan requires quarterly payments of $2.5 million with the remaining balance due in November 2001. During the current quarter the Company made a $2.5 million payment on the term loan and $47.5 million was outstanding as of the quarter ended October 2, 1999.

6.   Sale of Land

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

7.   Restructuring Programs

     On July 8, 1999, a restructuring of operations and management responsibilities was executed. The structural change establishes a Worldwide Operations and Geographies structure and a Lines of Business/ Research and Development organization (LOB). Each of the Geographies will be responsible for their own operating results, field sales, customer and channel business management and channel marketing in their respective regions. The restructure resulted in a reduction of worldwide employee headcount of approximately 42 employees (compared to the original plan of 40), approximately 25 of which were direct and indirect labor and the rest were management, professional and administrative personnel. For the quarter ended October 2, 1999, the Company recorded a charge to operations of approximately $2 million consisting primarily of severance and outplacement accruals. As of October 2, 1999, approximately $1.7 million remained accrued for payments expected to occur substantially in the second and third quarters of 2000.

     Following is a reconciliation of the original accrual, cash charges, and the remaining accrual (in millions):

      Original restructuring accrual        $  2.0
      Cash utilized                            (.3)
                                            ------
      Balance at October 2, 1999            $  1.7
                                            ======

     There have been no significant changes to the original restructuring charges or accrual estimates.

     On August 13, 1999, the Company initiated a restructuring plan which will move substantially all of its production of desktop hard drives to Malaysia, while expanding Singapore's role in design, development and manufacturing process engineering. The Company expects that the transfer of production of desktop hard drives to its Malaysia facility will result in a reduction of employee headcount in Singapore by the end of December 1999 of approximately 2,000 direct and 500 indirect workers. The Company also expects that the transfer of desktop hard drive production to its Malaysia facility will result in an employee headcount increase in Malaysia of approximately 2,000 workers by the end of December 1999. As of October 2, 1999, a headcount reduction in Singapore of 895 direct and 98 indirect workers and a headcount increase in Malaysia of 861 direct and 119 indirect workers had occurred. For the quarter ended October 2, 1999, the Company recorded a $30.3 million charge to operations consisting of approximately $14.1 million for the write-off of fixed assets to be disposed of, employee severance and outplacement costs of approximately $11.0 million and lease cancellations and other costs of approximately $5.2 million. During the first quarter ended October 2, 1999, severance payments of approximately $1.1 million were made. The remaining $9.9 million of severance and outplacement charges are to be paid by the end of the second quarter ending December 31, 1999. The $5.2 million of lease cancellation and other costs is expected to be paid over 24 months beginning October 3, 1999, and the remaining $14.1 million represents non-cash charges.

     As of the first quarter ended October 2, 1999, the Company estimates that approximately 10% of the restructuring effort has been completed. Following is a reconciliation of the original accrual, cash charges, and the remaining accrual (in millions):

      Original restructuring accrual       $ 30.3
      Non-cash charges                      (14.1)
      Cash utilized                          (1.1)
                                           ------
      Balance at October 2, 1999           $ 15.1
                                           ======

     There have been no significant changes to the original restructuring charges or accrual estimates. The value of the equipment to be disposed of was determined to have minimal salvage value.

     As of October 2, 1999, the accrued expenses for the Company's fiscal 1999 restructuring efforts were substantially utilized.

8.   Product Recall

     On September 27, 1999, the Company recalled approximately 400,000 of its 6.8GB per platter series of WD Caviar desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip, and the Company has identified the remaining affected drives as either in the Company's or its customers' inventory. As of October 21, 1999, the Company had captured and begun rework on approximately 90% of the 1.2 million units manufactured with the faulty chip. Replacement of the chips will involve rework of the printed circuit board assembly. For the first quarter ended October 2, 1999, the Company recorded $37.7 million of special charges to cost of sales for the estimated cost of recalling and repairing the affected drives. Of the $37.7 million total charges, $23.1 million was accrued for repair and retrieval cost with expected payment in the Company's second and third quarters ending December 31, 1999 and April 1, 2000 , $4.5 million was accrued for freight and other costs for expected payment in the second quarter ending December 31, 1999, and the remaining $10.1 million represents valuation adjustments on related inventory which the Company expects will re-ship to customers at prices lower than cost due to the time delay.

9.   Investments in Marketable Securities

     The Company owns approximately 10.8 million shares of Komag common stock, which at the time of acquisition on April 8, 1999, had a fair market value of $34.9 million. The stock is restricted as to the number of shares which can be sold in a given time period. The restrictions will lapse over a three and one-half year period. Approximately 45% of these shares are capable of being sold within 12 months. As the Company has identified these shares as "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Investments in Certain Debt and Equity Securities" ("SFAS 115"), they have been marked to market value using published closing prices of Komag stock as of October 2, 1999. Accordingly, an incremental unrealized loss of approximately $0.2 million was recorded during the quarter ended October 2, 1999, and a total accumulated unrealized loss of $2.3 million is included in accumulated other comprehensive income. The aggregate carrying value of the shares is $32.7 million as of October 2, 1999. As of October 2, 1999, the quoted market value of the Company's Komag common stock holdings, without regard to discounts due to sales restrictions, was $33.4 million. All of the Komag common stock is included in other assets.

     The Company owns approximately 1.3 million shares of Vixel Corporation ("Vixel") common stock. As Vixel closed an initial public offering during the quarter ended October 2, 1999, the Company has identified the Vixel shares as "available for sale" under the provisions of SFAS 115. The shares have been marked to market value during the quarter ended October 2, 1999, and accordingly, an unrealized gain of $24.2 million was recorded in accumulated other comprehensive income. The shares are restricted as to sale until March 28, 2000, pursuant to an agreement with Vixel's underwriters. All of the Vixel common stock is included in other assets.

10.  Other Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), beginning with the Company's fourth quarter of 1999. Prior to the fourth quarter of 1999, the Company did not possess any components of other comprehensive income as defined by SFAS 130. SFAS 130 separates comprehensive income into two components; net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of shareholders' equity but are excluded from net income. While SFAS 130 establishes new rules for the reporting and display of comprehensive income, SFAS 130 has no impact on the Company's net loss or total shareholders' deficit. The Company's other comprehensive income is comprised of unrealized gains and losses on marketable securities categorized as available for sale. The components of total comprehensive loss for the three-month period ended October 2, 1999 were as follows (in millions):

                  Net loss                               $ (106.3)
                  Other comprehensive income:
                      Unrealized gain on
                        investments, net                     24.0
                                                         --------
                  Total comprehensive loss               $  (82.3)
                                                         ========


11.  Legal Proceedings

     The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleged that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The first trial of this case ended in a mistrial, with the jury deadlocked on the issue of liability. The case was retried, and on June 9, 1999, the jury returned a verdict against Amstrad and in favor of Western Digital. Amstrad has filed a notice of appeal from the judgment. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, should the judgment be reversed on appeal, and if in a retrial of the case Amstrad were to prevail, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations or liquidity. n addition, the costs of defending a retrial of the case may be material, regardless of the outcome.

     On February 26, 1999, the Lemelson Foundation ("Lemelson") sued the Company and 87 other companies in the U.S. District Court for the District of Arizona. The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to, among other matters, "machine vision," "computer image analysis," and "automatic identification." The Company has reached preliminary agreement with Lemelson concerning a fully paid-up license of the patents, and Lemelson has filed a voluntary dismissal without prejudice of the complaint against the Company. The amounts to be paid under the paid-up license had been accrued at October 2, 1999. Based upon the information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

     In 1994 Papst Licensing ("Papst") brought suit against the Company in U.S. District Court for the Central District of California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchases from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

     On July 2, 1999, Magnetic Media Development, LLC ("Magnetic Media") brought suit against the Company in the United States District Court for the Northern District of California. The suit alleges infringement by the Company of four patents allegedly owned by Magnetic Media. The Company has reached an agreement with Magnetic Media concerning a fully paid up license covering the patents that are the subject of the complaint. The amounts to be paid under the paid-up license had been accrued at October 2, 1999. The Company does not believe that the outcome of this matter will have a material adverse effect on its financial position, results of operations or liquidity. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

     The Company and Censtor Corporation ("Censtor") have had discussions concerning any royalties that might be due Censtor under a licensing agreement. Censtor has initiated arbitration procedures under the agreement seeking payment of royalties. In response, the Company has filed a complaint in federal court seeking a determination that the patents at issue are invalid. The federal court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this dispute will have a material adverse effect on its financial position, results of operations or liquidity.

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

     From time to time the Company receives claims and is a party to suits and other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     This report contains forward-looking statements within the meaning of federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecasts," and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These statements appear in a number of places in this report and include statements regarding the intentions, plans, strategies, beliefs or current expectations of the Company with respect to, among other things:

     -    the financial prospects of the Company

     -    the Company's financing plans

     - litigation and other contingencies potentially affecting the Company's financial position or operating results

     - trends affecting the Company's financial condition or operating results

     - the Company's strategies for growth, operations, product development and commercialization

     - conditions or trends in or factors affecting the computer, data storage, home entertainment or hard drive industry.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company's business and operating results, including those made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as the Company's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On July 8, 1999, a restructuring of operations and management responsibilities was executed. The structural change establishes a Worldwide Operations and Geographies structure and a Lines of Business/Research and Development organization (LOB). Each of the Geographies will be responsible for their own operating results, field sales, customer and channel business management and channel marketing in their respective regions. The restructure resulted in a reduction of worldwide employee headcount of approximately 42 employees (compared to the original plan of 40), 25 of which were direct and indirect labor and the rest were management, professional and administrative personnel. For the quarter ended October 2, 1999, the Company recorded a charge to operations of approximately $2 million consisting primarily of severance and outplacement accruals. As of October 2, 1999, approximately $1.7 million remained accrued for payments expected to occur substantially in the second and third quarters of 2000.

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

On August 13, 1999, the Company initiated a restructuring plan which will move substantially all of its production of desktop hard drives to Malaysia, while expanding Singapore's role in design, development and manufacturing process engineering. The Company continues to evaluate its manufacturing capacity requirements and the efficiencies of its manufacturing operations in light of its reduced volumes. The Company expects that the transfer of production of desktop hard drives to its Malaysia facility will result in a reduction of employee headcount in Singapore by the end of December 1999 of approximately 2,000 direct and 500 indirect workers. The Company also expects that the transfer of desktop hard drive production to its Malaysia facility will result in an employee headcount increase in Malaysia of approximately 2,000 workers by the end of December 1999. As of October 2, 1999, a headcount reduction in Singapore of 895 direct and 98 indirect workers and a headcount increase in Malaysia of 861 direct and 119 indirect workers had occurred. For the quarter ended October 2, 1999, the Company recorded a $30.3 million charge to operations consisting of approximately $14.1 million for the write-off of fixed assets to be disposed of, employee severance and outplacement costs of approximately $11.0 million and lease cancellations and other costs of approximately $5.2 million. During the quarter ended October 2, 1999, severance payments of approximately $1.1 million were made. The remaining $9.9 million of severance and outplacement charges are to be paid by the end of the second quarter ending December 31, 1999. The $5.2 million of lease cancellation and other costs is expected to be paid over 24 months beginning October 3, 1999, and the remaining $14.1 million represents non-cash charges.

On September 27, 1999, the Company recalled approximately 400,000 of its 6.8GB per platter series of WD Caviar desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip, and the Company has identified the remaining affected drives as either in the Company's or its customers' inventory. As of October 21, 1999, the Company had captured and begun rework on approximately 90% of the 1.2 million units manufactured with the faulty chip. Replacement of the chips will involve rework of the printed circuit board assembly. For the first quarter ended October 2, 1999, the Company recorded $37.7 million of special charges to cost of sales for the estimated cost of recalling and repairing the affected drives. Of the $37.7 million total charges, $23.1 million was accrued for repair and retrieval cost with expected payment in the Company's second and third quarters ending December 31, 1999 and April 1, 2000, $4.5 million was accrued for freight and other costs for expected payment in the second quarter ending December 31, 1999, and the remaining $10.1 million represents valuation adjustments on related inventory which the Company expects will re-ship to customers at prices lower than cost due to the time delay. Revenues of approximately $100 million related to the products which were recalled were reversed in the first quarter ending October 2, 1999. In addition to the revenue reversal, the Caviar product line was shut down for approximately 2 weeks, eliminating approximately $70 million of forecasted revenue during the first quarter. The Company has not yet determined how much of the potential loss might be recoverable from insurance sources and from the supplier of the faulty chip. As of the quarter ended October 2, 1999, the Company did not have the ability to reasonably estimate the impact of the product recall on the Company's sales and operations for the second quarter ending December 31, 1999 or the remaining quarters of fiscal year 2000.

RESULTS OF OPERATIONS

Consolidated revenues were $407 million in the first quarter, a decrease of 37%, or $243.9 million, from the first quarter of the prior year and a decrease of 43%, or $302.3 million, from the immediately preceding quarter. Approximately $170 million of this decrease was due to the impact of the product recall as discussed above. Lower revenues in the current quarter as compared to the corresponding quarter of the prior year resulted from a 27% decline in hard drive unit shipments combined with reductions in the average selling prices ("ASPs") of hard drive products due to an intensely competitive hard drive business environment. Lower revenues in the current quarter as compared to the immediately preceding quarter resulted from a 41% decline in hard drive unit shipments combined with further reductions in ASPs.

The consolidated negative gross profit in the current quarter totaled $65.3 million, or 16% of revenue. This compares to a consolidated negative gross profit of $82.8 million, or 13% of revenue, for the corresponding period of the prior year and a positive gross profit of $20.9 million, or 3% of revenue, for the immediately preceding quarter. The gross loss in the current quarter includes a $37.7 million special charge relating to the product recall. The gross loss in the corresponding period of the prior year includes a $77 special charge to increase warranty accruals associated with the Company's last generations of thin-film desktop products. Excluding the aforementioned special charges, consolidated gross margin percentages in the current quarter were negative 7% as compared to negative 1% in the corresponding period of the prior year and a positive gross profit of 3% in the immediately preceding quarter. Excluding the aforementioned special charges, the decline in gross margin percentage points was primarily due to a decrease in hard drive unit shipments and lower ASPs for the Company's products.

The accrual for warranty decreased $11.9 million or 15% from the immediately preceding quarter. The decrease in warranty accruals compared to the corresponding period of the prior year and immediately preceding quarter was primarily due to the continued utilization of the $77 million special charge described above for repair or replacement of the Company's last generations of thin-film desktop products returned during the quarter and general utilization.

Research and development ("R&D") expense for the current quarter was $50.1 million, a decrease of $1.8 million from the corresponding quarter of the prior year and an decrease of $1.9 million from the immediately preceding quarter. R&D in the first quarter includes approximately $3.7 million for Connex, Inc., a wholly owned subsidiary of the Company ("Connex"). The decrease in other R&D expenses is primarily due to the Company's cost cutting efforts.

The Company is continuing the Connex development efforts and expects to begin shipping the first new products developed by Connex in January 2000. Connex R&D spending in the first quarter was approximately $3.7 million. The primary risks and uncertainties associated with timely completion of the projects lie in the Company's ability to attract and retain qualified software engineers in the current competitive environment. Should the projects not be completed on a timely basis, the Company's first-to-market advantages would be reduced (e.g. lower margins), or an alternative technology might be developed by a competitor which could severely impact the marketability of the Company's planned products. Should the projects prove to be unsuccessful, the impact on the fiscal year 2000 results of operations would primarily consist of the engineering and start up efforts incurred to complete the projects for which there would be no future value, plus the costs of any new efforts on replacement projects and/or costs to unwind the infrastructure if a decision were made not to pursue new efforts.

Selling, general and administrative ("SG&A") expense in the current quarter were $43.8 million, a decrease of $13.5 million from the corresponding quarter of the prior year and a decrease of $0.8 million from the immediately preceding quarter. The first quarter SG&A expense includes approximately $1.6 million Connex G&A infrastructure spending. The decrease in SG&A expense in the current quarter compared to the corresponding period of the prior year was primarily due to a $7.5 million foreign currency-related special charge in the first quarter of 1999 and lower selling and marketing expenses in the current quarter due to a lower revenue base. The sequential decrease in SG&A expense was primarily due to reduced selling expenses in the current quarter due to a lower revenue base and cost-cutting efforts.

Net interest expense for the current quarter was $5.3 million, compared to net interest expense of $2.7 million in the corresponding quarter of the prior year and net interest expense of $5.8 million in the immediately preceding quarter. The increase in net interest expense compared to the corresponding period of the prior year was attributable to a decrease in interest income earned on lower average cash and cash equivalent balances on hand during the current quarter. The decrease in net interest compared to the immediately preceding quarter was due to lower interest expense recorded on the Company's Debentures (the average carrying value of the Company's Debentures was lower due to the Debenture redemptions which occurred during the current quarter).

The Company did not record an income tax benefit in any periods presented as no additional loss carrybacks were available and management deemed it was more likely than not that the deferred tax benefits generated would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At October 2, 1999, the Company had $185.1 million of cash and cash equivalents as compared with $226.1 million at July 3, 1999. Net cash used for operating activities was $89.8 million during the current quarter as compared to net cash used for operating activities of $23.3 million in the corresponding period of the prior year. Cash flows resulting from lower accounts receivable and higher accrued expenses were more than offset by higher inventory balances, lower payables, lower accrued warranty and the net loss (net of non-cash charges). Other uses of cash during the quarter include net capital expenditures of $7.5 million primarily to upgrade the Company's desktop production capabilities and for normal replacement of existing assets. Partially offsetting the use of cash during the quarter were proceeds of $32.2 million received for 6.2 million shares of the Company's stock which were issued under the Company's Equity Facility, and $26 million received for the sale of land during the quarter.

The Company anticipates that capital expenditures for the remaining quarters of 2000 will total approximately $70 million and will relate to retooling of the Company's hard drive assembly lines in order to accommodate new technologies and new product lines, normal replacement of existing assets and expansion of production capabilities in Malaysia. The Company's 2000 research and development and administrative infrastructure development programs include total planned spending of approximately $13 million during the second and third quarters ending December 31, 1999 and April 1, 2000, to complete development and support of its first products by Connex, which are scheduled to begin shipping in January 2000. The Company also anticipates cash expenditures of approximately $13.6 million to be paid in the remaining quarters of 2000 for severance and outplacement costs and lease cancellations and other costs of vacating leased properties related to the Company's 1999 and 2000 restructuring programs.

The Senior Bank Facility provides the Company with up to a $125.0 million revolving credit line (depending on the borrowing base calculation) and a $50.0 million term loan ($47.5 million was outstanding as of October 2, 1999), both of which expire in November 2001. The Senior Bank Facility is secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company. At the option of the Company, borrowings bear interest at either LIBOR or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity, prohibits the payment of cash dividends on common stock and contains a number of other covenants. The Company is not in default under the Senior Bank Facility. However, as of the first quarter ended October 2, 1999, the borrowing base was significantly reduced as a result of lower accounts receivable balances at October 2, 1999, due to the product recall, and the Company has agreed that it will not borrow against the borrowing base until a review of the borrowing base is completed and agreement is reached as to the valuation of certain assets. The availability of this facility will depend upon, among other things, such valuation and compliance by the Company with the covenants of the facility. The total costs of the product recall announced on September 27, 1999 may result in the Company not being in compliance with certain financial covenants in the Senior Bank Facility in future periods. As of the date hereof, the $47.5 million term loan was funded, but there were no borrowings under the revolving credit line. The term loan requires quarterly payments of $2.5 million with the remaining balance due in November 2001. During the current quarter the Company made a $2.5 million payment on the term loan and $47.5 million was outstanding as of the quarter ended October 2, 1999.

The Company has an Equity Facility which allows the Company to issue up to $150.0 million (in monthly increments of up to $12.5 million) in common stock to institutional investors for cash at the market price of its stock less a discount ranging between 2.75% and 4.25%. During the period from July 16, 1999 through September 29, 1999, the Company issued 6.2 million shares of common stock under the Equity Facility for net proceeds of $32.2 million.

During the period from July 27, 1999 through October 1, 1999, the Company issued
15.1 million shares of common stock in exchange for Debentures with a carrying value of $166.4 million, and an aggregate principal amount at maturity of $432.1 million, which were retired in non-cash transactions. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in an extraordinary gain of $90.6 million during the quarter due to the difference between the carrying value of the Debentures and the market value of the common stock issued by the Company at the time of the redemptions.

The Company expects to continue to incur operating losses in 2000. The Company also had negative shareholders' equity as of October 2, 1999. However, the Company had cash balances of $185.1 million as of October 2, 1999. In addition, the Company has restructured or is in the process of restructuring its operations and has other sources of liquidity available. In light of these conditions, the Company has the following plans and other options:

     - The Company plans to reduce expenses and capital expenditures substantially as compared to historical levels due to:

          -- Recent restructurings;

          -- Reduced general and administrative spending; and

          -- Reduced infrastructure resulting from the April 8, 1999 sale of its Santa Clara disk media operations.

     - The Company has the following additional sources of liquidity available to it:

          -- $150.0 million Equity Facility ($32.2 million of which had been utilized as of September 29, 1999);

          --   Other unencumbered real estate which can be sold or financed; and

          --   Other equity investments that may be disposed of during 2000.

Based on the above factors, the Company believes its current cash balances, its Equity Facility, and other liquidity vehicles currently available to it, will be sufficient to meet its working capital needs through fiscal 2000. There can be no assurance that the Senior Bank Facility or the Equity Facility will continue to be available to the Company. Also, the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading "Risk factors relating to Western Digital particularly."

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters or fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133" ("SFAS 137"), which defers the effective date of SFAS 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this Statement's requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

YEAR 2000

The Company has considered the impact of Year 2000 issues on its products, computer systems and applications and is working aggressively to achieve Year 2000 readiness. Overall Company readiness includes systems remediation, integration testing and supplier management. As of the end of the current quarter, systems remediation and integration testing and development of the Company's contingency plans have been completed. Supplier management is an ongoing process and will continue up to and including a period of time after January 1, 2000. Expenditures related to the Year 2000 project, which excludes normal replacement of existing capital assets, total approximately $12 million through October 2, 1999, and are expected to amount to approximately $13 million in total. For an additional discussion of Year 2000 issues, see "Risk factors relating to Western Digital particularly."

RISK FACTORS RELATED TO THE HARD DRIVE INDUSTRY IN WHICH WE OPERATE.

    Our operating results depend on our being among the first-to-market and first-to-volume with our new products.

    To achieve consistent success with computer manufacturer customers we must be an early provider of next generation hard drives featuring leading technology and high quality. If we fail to:

     - consistently maintain and improve our time-to-market performance with our new products

     - produce these products in sufficient volume within our rapid product cycle

     - qualify these products with key customers on a timely basis by meeting our customer's performance and quality specifications, or

     - achieve acceptable manufacturing yields and costs with these products then our market share would be adversely affected, which would harm our operating results.

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

    Over the past two years the consumer market for desktop computers has shifted significantly towards lower priced systems, especially those systems priced below $1,000. If the market for those lower price systems continues to grow and we do not develop lower cost hard drives that can successfully compete in this market, our market share will likely fall, which could harm our operating results.

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

    To succeed in the enterprise hard drive portion of the market, we must develop and timely introduce new products, and we must increase the number of customers for our products. We are not currently selling enterprise hard drives at volumes which allow us to be successful in this market. A risk we face in expanding our product line is that there is currently a world-wide shortage of qualified hard drive engineers. As a result, competition for skilled hard drive development engineers is intense. We also may encounter development delays or quality issues, which may retard the introduction of new products or make the introduction of new products more expensive. If we experience any of these setbacks, we may miss crucial delivery time windows on these new enterprise products, which would likely harm our operating results.

Dependence on a limited number of qualified suppliers of components could lead to delays or increased costs.

    Because we do not manufacture any of the components in our hard drives, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could harm us more severely than our competitors, some of whom manufacture certain of the components for their hard drives. A number of the components used by us are available from a single or limited number of qualified outside suppliers. If a component is in short supply, or a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. This occurred in September 1999 when we had to shut down our Caviar product line production for approximately 2 weeks as a result of a faulty power driver chip which was sole-sourced from a third-party supplier.

    To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, either because of market oversupply or transition to new products or technologies. This occurred in 1998 when we accelerated our transition to magnetoresistive recording head technology.

    In April 1999, we entered into a three year volume purchase agreement with Komag under which we will buy a substantial portion of our media components from Komag. We intend that this strategic relationship will reduce our media component costs; however, it increases our dependence on Komag as a supplier. Our future operating results will depend substantially on Komag's ability to timely qualify its media components in our new development programs and to supply us with these components in sufficient volume to meet our production requirements. Any disruption in Komag's ability to manufacture and supply us with media would likely harm our operating results.

To develop new products we must maintain effective partner relationships with our strategic component suppliers.

    Under our "virtual vertical integration" business model, we do not manufacture any of the parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts that are "best in class" from reliable component suppliers. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers and manage difficult scheduling and delivery problems.

We have only two manufacturing facilities, which subjects us to the risk of damage or loss of either facility.

    Our volume manufacturing operations currently are based in two facilities, one in Singapore and one in Malaysia. We have recently announced that we will consolidate substantially all of our desktop drive manufacturing operations in our Malaysian plant, and the Company continues to evaluate its manufacturing capacity requirements and the efficiency of its manufacturing operations in light of its reduced volumes. A fire, flood, earthquake or other disaster or condition affecting either or both of our facilities would almost certainly result in a loss of substantial sales and revenue and harm our operating results.

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

    We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. Key estimates and assumptions for us include:

    -   accruals for warranty against product defects

    - price protection adjustments on products sold to resellers and distributors

    -   inventory adjustments for write-down of inventories to fair value

    -   reserves for doubtful accounts

    -   accruals for product returns.

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

    The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. This could result in a program, microprocessor or embedded system recognizing a date using "00" as the year 1900 rather than the year 2000. We consider a product to be Year 2000 compliant if:

    - the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, and

    - all elements used with the product (for example, hardware, software and firmware) properly exchange accurate date data with it.

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

    Our Systems. We have established a comprehensive program with a dedicated program management office to deal with Year 2000 readiness in our internal systems and with our customers and suppliers. We addressed our most critical internal systems first. We have categorized as "mission critical" or "priority" those systems the failure of which would have a high likelihood of causing an extended shutdown of all or a critical portion of a factory or personal injury, or have a significant and lengthy detrimental financial impact. As appropriate, we have tested customer and supplier electronic data interfaces with our internal systems. We have prioritized functions and systems on a worldwide basis, and all of our facilities are coordinated in working toward our company-wide timeline, which includes continuing quality assurance audits of the remediation and testing work which has been completed to date.

    We have committed people and resources to resolve potential Year 2000 issues, both internally and with respect to our suppliers and customers, for both information technology assets and non-information technology assets. We identified Year 2000 dependencies in our systems, equipment and processes and we have implemented changes to such systems, updating or replacing such equipment, and modifying such processes to make all such mission-critical systems and substantially all other systems Year 2000 compliant. Each of our business sites has identified mission critical systems for which contingency plans have been developed in the event of any disruption caused by Year 2000 problems. Testing of our business applications has been completed, and test results have been reviewed. Follow-up remediation on non-mission critical systems resulting from the testing has been completed.

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

    We are currently examining these risk areas to develop responses and action plans. These include a production halt at our Asian manufacturing facilities on December 31, 1999, and system access shutdown at all locations on December 31, 1999, and systems test and controlled startup prior to business resumption on January 1, 2000. We do not expect the production halt to affect our commitments to our customers. To date, detailed contingency plans have been developed and completed to support each business process which enables us to execute our primary operations, including administration and fiduciary obligations. The plans provide detailed work instructions and roles and responsibility matrices in order to transition rapidly to manual back-up systems in the event of electronic systems failures. These plans are being reviewed with customers and logistics providers to ensure compatibility with our external business partners. Managers and employees have participated in scenario planning drills to optimize readiness.

    Other. Our Year 2000 program has been reviewed periodically by a third party. The results of the review have been reviewed by the Audit Committee of our Board of Directors. A final program review was completed during October 1999.

    Expenditures related to our Year 2000 project, which excludes normal replacement of existing capital assets, were approximately $12 million through October 2, 1999, and are expected to amount to approximately $13 million in total. Based on work to date, we believe that the Year 2000 issue will not pose significant operational problems for us.

    Many of our disclosures and announcements regarding our products and Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Although the majority of the Company's transactions are in U.S. Dollars, some transactions are based in various foreign currencies. From time to time, the Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company's local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. The Company does not purchase short-term forward exchange contracts for trading purposes.

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

As of October 2, 1999, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

                                                        OCTOBER 2, 1999
                                             --------------------------------------
                                                          WEIGHTED
                                             CONTRACT      AVERAGE       UNREALIZED
                                              AMOUNT    CONTRACT RATE       GAIN*
                                             --------   -------------    ----------
                                                (U.S. DOLLAR EQUIVALENT AMOUNTS)
Foreign currency forward contracts:
  Singapore Dollar....................        $ 35.7        1.68            $ .2
  British Pound Sterling..............           3.2        1.61              .1
                                              ------                        ----
                                              $ 38.9                        $ .3
                                              ======                        ====

------------

* The unrealized gains on these contracts are deferred and will be recognized in the results of operations in the period in which the hedged transactions are consummated, at which time the gain is offset by the increased U.S. Dollar value of the local currency operating expense.

In the current quarter, the corresponding period of the prior year, and the immediately preceding quarter, total realized transaction and forward exchange contract currency gains and losses (excluding the $7.5 million realized loss on the Malaysian Ringgits realized in the first quarter of 1999), were immaterial to the financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates (up to approximately 25%) would materially impact the Company's consolidated financial statements.

DISCLOSURE ABOUT OTHER MARKET RISKS

Fixed Interest Rate Risk

At October 2, 1999, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $132 million, compared to the related carrying value of $333.9 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption.

The Company has various note receivables from other companies. All of the notes carry a fixed rate of interest. Therefore a significant change in interest rates would not impact the Company's consolidated financial statements.

Variable Interest Rate Risk

The Company maintains a $47.5 million term loan bearing interest at LIBOR or a base rate plus margin determined by the borrowing base with an approximate current interest rate of 7.91%, as part of its Senior Bank Facility. This is the only debt which does not have a fixed-rate of interest. A significant change in interest rates would not materially impact the Company's consolidated financial statements. The Senior Bank Facility expires in November 2001.

Fair Value Risk

The Company owns approximately 10.8 million shares of Komag, Inc. common stock. The stock is restricted as to the percentage of total shares which can be sold in a given time period. The unrestricted portion of the total Komag shares acquired represents the shares which can be sold within one year. The Company determines, on a quarterly basis, the fair market value of the unrestricted Komag shares and records an unrealized gain or loss resulting from the difference in the fair market value of the unrestricted shares as of the previous quarter end and the fair market value of the unrestricted shares on the measurement date. As of October 2, 1999, a $2.3 million total accumulated unrealized loss has been recorded in accumulated other comprehensive income. If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. Due to market fluctuations, a significant decline in the stock's fair market value (of approximately 30% or more) could occur, and this decline could adversely impact the Company's consolidated financial statements. As of October 2, 1999, the quoted market value of the Company's Komag common stock holdings, without regard to discounts due to sales restrictions, was $33.4 million.

The Company owns approximately 1.3 million shares of Vixel common stock. The shares are restricted as to sale until March 28, 2000 pursuant to an agreement with Vixel's underwriters. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of October 2, 1999, a $24.2 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income. If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. Due to market fluctuations, a significant decline in the stock's fair market value as of October 2, 1999 (of approximately 40% or more) could occur, and this decline could adversely impact the Company's consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company's legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or liquidity. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

    The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleged that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The first trial of this case ended in a mistrial, with the jury deadlocked on the issue of liability. The case was retried, and on June 9, 1999, the jury returned a verdict against Amstrad and in favor of Western Digital. Amstrad has filed a notice of appeal from the judgment. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, should the judgment be reversed on appeal, and if in a retrial of the case Amstrad were to prevail, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the costs of defending a retrial of the case may be material, regardless of the outcome.

    On February 26, 1999, the Lemelson Foundation ("Lemelson") sued the Company and 87 other companies in the U.S. District Court for the District of Arizona. The complaint alleges infringement of numerous patents held by Mr. Jerome H. Lemelson relating to, among other matters, "machine vision," "computer image analysis," and "automatic identification." The Company has reached preliminary agreement with Lemelson concerning a fully paid-up license of the patents, and Lemelson has filed a voluntary dismissal without prejudice of the complaint against the Company. The amounts to be paid under the paid-up license had been accrued at October 2, 1999. Based upon the information presently known to management, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

    In 1994 Papst Licensing ("Papst") brought suit against the Company in U.S. District Court for the Central District of California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchases from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

    On July 2, 1999, Magnetic Media Development, LLC ("Magnetic Media") brought suit against the Company in the United States District Court for the Northern District of California. The suit alleges infringement by the Company of four patents allegedly owned by Magnetic Media. The Company has reached an agreement with Magnetic Media concerning a fully paid up license covering the patents that are the subject of the complaint. The amounts to be paid under the paid-up license had been accrued at October 2, 1999. The

    Company does not believe that the outcome of this matter will have a material adverse effect on its financial position, results of operations or liquidity. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

    The Company and Censtor Corporation ("Censtor") have had discussions concerning any royalties that might be due Censtor under a licensing agreement. Censtor has initiated arbitration procedures under the agreement seeking payment of royalties. In response, the Company has filed a complaint in federal court seeking a determination that the patents at issue are invalid. The federal court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this dispute will have a material adverse effect on its financial position, results of operations or liquidity.

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

    From time to time the Company receives claims and is a party to suits and other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the period from July 27, 1999 to October 2, 1999, the Company engaged in transactions pursuant to which it exchanged an aggregate principal amount at maturity of $432.1 million of the Company's Zero Coupon Convertible Subordinated Debentures due 2018, for an aggregate of 15,058,855 shares of the Company's common stock. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof, as exchanges of securities by the Company with its existing security holders. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. These exchanges were consummated in private, individually negotiated transactions with institutional investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS:

                 3.2    By-laws of the Company, as amended October 15, 1999

                10.34   Western Digital Corporation Broad-Based Stock Incentive
                        Plan

                10.36   Separation and Consulting Agreement dated October 1,
                        1999, by and between the Company and Charles A. Haggerty

                10.37 Agreement dated July 6, 1999, by and between the Company and David W. Schafer

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

                27.     Financial Data Schedule

------------

* Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 1, 1999.

        (b) REPORTS ON FORM 8-K:

On July 14, 1999, the Company filed a current report on Form 8-K to file its press release dated June 14, 1999, announcing that its financial results for the fourth quarter ending July 3, 1999, were to be weaker than expected.

On August 19, 1999, the Company filed a current report on Form 8-K to file its press release dated July 21, 1999, announcing its fourth quarter and year-end results, and its press release dated August 13, 1999, announcing it was accelerating the consolidation of its high-volume desktop hard drive manufacturing in Malaysia and a reduction in its Singapore customer repair center and production-related work force.

On September 9, 1999, the Company filed a current report on Form 8-K to announce it had closed certain transactions pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, retiring in the aggregate $182.1 million principal amount at maturity of its Zero Coupon Convertible Subordinated Debentures due 2018 in exchange for shares of its common stock.

On September 27, 1999, the Company filed a current report on Form 8-K to file its press release dated September 21, 1999, announcing that its financial results for the first quarter ending October 2, 1999, would be below Wall Street analyst estimates.

On September 28, 1999, the Company filed a current report on Form 8-K to file its press release dated September 27, 1999, regarding Western Digital Corporation's announcement of a limited voluntary recall concerning one desktop hard drive series.

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



                                    WESTERN DIGITAL CORPORATION
                                    ------------------------------------
                                    Registrant




                                    /s/Duston Williams
                                    ------------------------------------
                                    Duston M. Williams
                                    Senior Vice President
                                    and Chief Financial Officer


Date:    November 15, 1999

                                  EXHIBIT INDEX

 Exhibit
 Number             Description
--------            -----------

  3.2          By-laws of the Company, as amended October 15, 1999

 10.34         Western Digital Corporation Broad-Based Stock Incentive
               Plan

 10.36         Separation and Consulting Agreement dated October 1,
               1999, by and between the Company and Charles A. Haggerty

 10.37 Agreement dated July 6, 1999, by and between the Company and David W. Schafer

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

 27.           Financial Data Schedule

------------

* Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 1, 1999.