Form 10-Q
period 1999-12-31
WESTERN DIGITAL CORP
filed 2000-02-14
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to_______

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Number of shares outstanding of Common Stock, as of January 29, 2000, is 129,078,880.

                           WESTERN DIGITAL CORPORATION
                                      INDEX


                                                                                                            PAGE NO.




PART I.      FINANCIAL INFORMATION

             Item 1.     Financial Statements

                         Condensed Consolidated Statements of Operations - Three-Month Periods
                         Ended December 26, 1998 and December 31, 1999...............................             3

                         Condensed Consolidated Statements of Operations - Six-Month Periods
                         Ended December 26, 1998 and December 31, 1999...............................             4

                         Condensed Consolidated Balance Sheets - July 3, 1999 and
                         December 31, 1999...........................................................             5

                         Condensed Consolidated Statements of Cash Flows - Six-Month Periods
                         Ended December 26, 1998 and December 31, 1999...............................             6

                         Notes to Condensed Consolidated Financial Statements........................             7

             Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.........................................            13

             Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................            24

PART II.     OTHER INFORMATION

             Item 1.     Legal Proceedings...........................................................            26

             Item 2.     Changes in Securities and Use of Proceeds...................................            27

             Item 4.     Submission of Matters to Vote of Security Holders...........................            28

             Item 6.     Exhibits and Reports on Form 8-K............................................            29

             Signatures..............................................................................            30

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                THREE-MONTH PERIOD ENDED
                                                                ------------------------
                                                                 DEC. 26,      DEC. 31,
                                                                     1998        1999
                                                                ---------      ---------
Revenues, net ...........................................      $ 738,590       $ 560,174
Costs and expenses:
     Cost of revenues ...................................        719,423         539,932
     Research and development ...........................         50,363          44,083
     Selling, general and administrative ................         47,819          39,070
     Restructuring charges ..............................             --          25,535
                                                               ---------       ---------
         Total costs and expenses .......................        817,605         648,620
                                                               ---------       ---------
Operating loss ..........................................        (79,015)        (88,446)
Net interest expense ....................................         (3,238)         (3,028)
                                                               ---------       ---------
Loss before extraordinary item ..........................        (82,253)        (91,474)
Extraordinary gain from redemption of debentures ........             --          76,277
                                                               ---------       ---------
Net loss ................................................      $ (82,253)      $ (15,197)
                                                               =========       =========

Basic and diluted loss per common share:

     Loss per common share before extraordinary item ....      $    (.93)      $    (.76)
     Extraordinary gain .................................             --             .63
                                                               ---------       ---------
     Loss per common share ..............................      $    (.93)      $    (.13)
                                                               =========       =========

Common shares used in computing per share amounts:
         Basic ..........................................         88,888         121,128
                                                               =========       =========
         Diluted ........................................         88,888         121,128
                                                               =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                         SIX-MONTH PERIOD ENDED
                                                                   ---------------------------------
                                                                     DEC. 26,              DEC. 31,
                                                                       1998                 1999
                                                                   -----------           -----------
Revenues, net ...........................................          $ 1,389,448           $   967,131
Costs and expenses:
     Cost of revenues ...................................            1,453,033             1,012,232
     Research and development ...........................              102,284                94,226
     Selling, general and administrative ................              105,151                82,892
     Restructuring charges ..............................                   --                57,835
                                                                   -----------           -----------
         Total costs and expenses .......................            1,660,468             1,247,185
                                                                   -----------           -----------
Operating loss ..........................................             (271,020)             (280,054)
Net interest expense ....................................               (5,891)               (8,357)
                                                                   -----------           -----------
Loss before extraordinary item ..........................             (276,911)             (288,411)
Extraordinary gain from redemption of debentures ........                   --               166,899
                                                                   -----------           -----------
Net loss ................................................          $  (276,911)          $  (121,512)
                                                                   ===========           ===========

Basic and diluted loss per common share:

     Loss per common share before extraordinary item ....          $     (3.12)          $     (2.66)
     Extraordinary gain .................................                   --                  1.54
                                                                   -----------           -----------
     Loss per common share ..............................          $     (3.12)          $     (1.12)
                                                                   ===========           ===========

Common shares used in computing per share amounts:
         Basic ..........................................               88,717               108,523
                                                                   ===========           ===========
         Diluted ........................................               88,717               108,523
                                                                   ===========           ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

                           WESTERN DIGITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  JULY 3,                    DEC. 31,
                                                                                   1999                        1999
                                                                                -----------                -----------
                                                                                                            (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ..................................               $   226,147                $   163,675
     Accounts receivable, less allowance for doubtful
         accounts of $18,537 at July 3, 1999 and
         $17,352 at December 31, 1999 ...........................                   273,435                    198,360
     Inventories ................................................                   144,093                    101,728
     Prepaid expenses & other current assets ....................                    81,853                     95,471
                                                                                -----------                -----------
         Total current assets ...................................                   725,528                    559,234
Property and equipment at cost, net .............................                   237,939                    156,891
Intangible and other assets, net ................................                    58,935                     48,599
                                                                                -----------                -----------
         Total assets ...........................................               $ 1,022,402                $   764,724
                                                                                ===========                ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable ...........................................               $   335,907                $   283,545
     Accrued expenses ...........................................                   252,791                    291,195
     Current portion of long-term debt ..........................                    10,000                         --
                                                                                -----------                -----------
         Total current liabilities ..............................                   598,698                    574,740
Long-term debt ..................................................                   534,144                    236,291
Deferred income taxes and other .................................                    43,350                     41,761
Shareholders' deficiency:
Preferred stock, $.01 par value;
         Authorized: 5,000 shares
         Outstanding:  None .....................................                        --                         --
     Common stock, $.01 par value;
         Authorized:  225,000 shares
         Outstanding:  101,908 shares at July 3, 1999
         and 139,916 at December 31, 1999 .......................                     1,019                      1,399
     Additional paid-in capital .................................                   335,197                    492,845
     Accumulated deficit ........................................                  (294,841)                  (416,353)
     Accumulated other comprehensive income (loss) ..............                    (2,123)                    23,461
     Treasury stock-common stock at cost;
         11,297 shares at July 3, 1999 and 10,884
         shares at December 31, 1999 ............................                  (193,042)                  (189,420)
                                                                                -----------                -----------
         Total shareholders' deficiency .........................                  (153,790)                   (88,068)
                                                                                -----------                -----------
         Total liabilities and shareholders' deficiency .........               $ 1,022,402                $   764,724
                                                                                ===========                ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX-MONTH PERIOD ENDED
                                                                         DEC. 26,              DEC. 31,
                                                                           1998                  1999
                                                                        ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..............................................            $(276,911)            $(121,512)
     Adjustments to reconcile net loss to net
     cash used for operating activities:
       Non-Cash Items:
         Depreciation and amortization .....................               67,287                47,223
         Interest accrued on convertible debentures ........               12,317                 9,617
         Non-cash portion of restructuring charges .........                   --                28,804
         Extraordinary gain on sale of debentures ..........                   --              (166,899)
       Changes in assets and liabilities:
         Accounts receivable ...............................               (2,947)               75,075
         Inventories .......................................               25,542                42,365
         Prepaid expenses ..................................               11,788                 6,693
         Accounts payable ..................................               55,874               (51,754)
         Accrued expenses ..................................               56,322                25,479
         Other .............................................                2,396                 3,670
                                                                        ---------             ---------
            Net cash used for operating activities .........              (48,332)             (101,239)
                                                                        ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from or deposits relating to sales of
          property and equipment ...........................                   --                37,019
     Capital expenditures, net .............................              (60,097)              (13,843)
     Other investments .....................................               (1,500)               (2,200)
                                                                        ---------             ---------
            Net cash provided by (used for)
               investing activities ........................              (61,597)               20,976
                                                                        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash used to repay bank debt (Note 5) .................              (50,000)              (33,375)
     Proceeds from issuance of bank debt (Note 5) ..........               50,000                    --
     Proceeds from ESPP shares issued and stock option
          exercises ........................................                6,684                 1,627
     Common stock issued ...................................                   --                49,539
     Costs relating to credit facility .....................               (2,925)                   --
            Net cash provided by financing activities ......                3,759                17,791
                                                                        ---------             ---------

     Net decrease in cash and cash equivalents .............             (106,170)              (62,472)
     Cash and cash equivalents, beginning of period ........              459,830               226,147
                                                                        ---------             ---------
     Cash and cash equivalents, end of period ..............            $ 353,660             $ 163,675
                                                                        =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes ...............            $   3,317             $   1,082
Cash paid during the period for interest ...................                2,136                   937


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

         In the opinion of management, all adjustments necessary to fairly state the condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended July 3, 1999.

         The Company has a 52 or 53-week fiscal year. In order to align its manufacturing and financial calendars, effective during the three months ended December 31, 1999, the Company changed its fiscal calendar so that each fiscal month ends on the Friday nearest to the last day of the calendar month. Prior to this change, the Company's fiscal month ended on the Saturday nearest to the last day of the calendar month. The change did not have a material impact on the Company's results of operations or financial position. All general references to years relate to fiscal years unless otherwise noted.

         Certain prior periods' amounts have been reclassified to conform to the current period presentation.


2.       Supplemental Financial Statement Data (in thousands)

                                                                                JULY 3,       DEC. 31,
                                                                                 1999           1999
                                                                               --------       --------
     Inventories
           Finished goods ..............................................       $101,828       $ 67,558
           Work in process .............................................         26,307         15,344
           Raw materials and component parts ...........................         15,958         18,826
                                                                               --------       --------
                                                                               $144,093       $101,728
                                                                               ========       ========



                                                                               SIX-MONTH PERIOD ENDED
                                                                               ----------------------
                                                                               DEC. 26,       DEC. 31,
                                                                                 1998           1999
                                                                               --------       --------
    Supplemental disclosure of non-cash financing activities
           Common stock issued for redemption of
           debentures ..................................................       $     --       $110,109
                                                                               ========       ========

           Redemption of debentures for Company common stock, net of
             capitalized issuance costs ................................       $     --       $277,008
                                                                               ========       ========

                                            THREE-MONTH PERIOD ENDED         SIX-MONTH PERIOD ENDED
                                            ------------------------         ----------------------
                                            DEC. 26,        DEC. 31,        DEC. 26,        DEC. 31,
                                              1998            1999            1998            1999
                                            --------        --------        --------        --------
    Net Interest Income (Expense)
            Interest income .........       $  4,824        $  2,006        $ 10,115        $  4,487
            Interest expense ........         (8,062)         (5,034)        (16,006)        (12,844)
                                            --------        --------        --------        --------
                                            $ (3,238)       $ (3,028)       $ (5,891)       $ (8,357)
                                            ========        ========        ========        ========



3.       Loss per Share

         As of December 26, 1998 and December 31, 1999, 17.4 and 24.0 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. As of December 26, 1998 and December 31, 1999, an additional
         19.4 and 8.4 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

         In September 1999, the Company's Board of Directors approved a "Broad-Based" Incentive Stock Plan (the "Broad-Based Plan") under which options to purchase shares of common stock may be granted to employees of the Company and others. On October 20, 1999, the Board of Directors approved a grant to its regular, non-direct labor employees of approximately 2.4 million shares under the Broad-Based Plan and the Company's Employee Stock Option Plan, at $3.31 per share, the fair value of the Company's common stock on the date of the grant. The options granted vest 100% one year from the date of grant.

         On September 10, 1998, the Company's Board of Directors authorized and declared a dividend distribution of one Right for each share of common stock of the Company outstanding at the close of business on November 30, 1998. In addition, the Company's Board of Directors authorized the issuance of one Right for each share of common stock of the Company issued from the record date until certain dates as specified in the Company's rights agreement dated as of October 15, 1998, pursuant to which the Company's then existing shareholders rights plan was replaced by a successor ten year plan. The Rights issued become exercisable for common stock at a discount from market value upon certain events related to a change in control.

4.       Common Stock Transactions

         During the six-month period ended December 31, 1999, the Company issued approximately 362,000 shares of its common stock in connection with Employee Stock Purchase Plan ("ESPP") purchases and issued 52,000 shares of its common stock in connection with common stock option exercises, for an aggregate of $1.6 million. During the corresponding period of the prior year, the Company issued approximately 325,000 shares of its common stock in connection with ESPP purchases and 493,000 shares of its common stock in connection with common stock option exercises, for an aggregate of $6.7 million.

         Under an existing equity facility, the Company may issue for cash, shares of common stock to institutional investors in monthly increments of $12.5 million. The facility provides for up to $150.0 million in cash proceeds of which $49.5 million had been utilized as of December 31, 1999. Shares paid under the facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%.

         During the six-month period ended December 31, 1999, the Company issued
         26.7 million shares of common stock to redeem its 5.25% zero coupon convertible subordinated debentures (the "Debentures") with a carrying value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $166.9 million during the six months ended December

         31, 1999. As of December 31, 1999, the carrying value of the remaining outstanding Debentures was $219.7 million and the aggregate principal amount at maturity was $561.6 million.

5.       Credit Facility

         The Company has a secured revolving credit and term loan facility ("Senior Bank Facility") which, as amended on January 15, 2000, provided the Company with up to a $125.0 million revolving credit line (depending on the borrowing base calculation) and a $50.0 million term loan (of which $16.6 million was outstanding as of December 31, 1999). Borrowings under the Senior Bank Facility are secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company and, at the option of the Company, bear interest at either LIBOR or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity, prohibits the payment of cash dividends on common stock and contains a number of other covenants. This facility matures on March 31, 2000, and further borrowings through such date are not allowed. As of the date hereof, the remaining balance on the term loan has been repaid using the proceeds from the equity facility. The Company has received a proposal for a new credit facility, including a term loan. As of the date hereof, the terms and conditions of this proposal have not been finalized.

6.       Sales of Real Property

         On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land). The Company has extended the current lease of its worldwide headquarters in Irvine, California, through January 2001, and has an option to extend the lease for an additional five month period.

         In December 1999, the Company agreed to sell a manufacturing facility in Tuas, Singapore for cash proceeds of $11.0 million. In January 2000, the Company also agreed to sell its Rochester, Minnesota facility for cash proceeds of approximately $30.0 million. These transactions are expected to close, subject to customary closing conditions, in the quarter ending March 31, 2000, each with a minimal gain or loss.

7.       Restructuring Activities

         During the six months ended December 31, 1999, the Company initiated a restructuring program which is intended to improve operational effectiveness and efficiency and reduce operational expenses worldwide. Charges related to the restructuring actions taken are accrued in the periods in which executive management commits to execute such actions. Committed actions for the six months ended December 31, 1999 include reorganization of operational and management responsibilities, transfer of hard drive production from Singapore to the Company's manufacturing facility in Malaysia, and closure of the Company's Singapore operations. These actions will result in a net reduction of world-wide headcount of approximately 1,000, of which approximately 100 will be management, professional and administrative personnel and the remainder will be manufacturing employees. In Asia, approximately 3,800 employees will be reduced from the Company's Singapore operation and approximately 2,900 will be added in Malaysia in connection with the transfer of production. Restructuring charges recorded in connection with these actions totaled $57.8 million for the six-month period ended December 31, 1999 and consist of severance and outplacement costs of $18.0 million, write-offs of manufacturing equipment and information systems assets no longer utilized as a result of the actions of $28.8 million, and lease cancellation and other costs of $11.0 million. Following is a summary of the charges, the amounts paid and the ending accrual balance (in thousands):

                                                              SIX-MONTH PERIOD ENDED
                                                                DECEMBER 31, 1999
                                                              ----------------------

                                                                     Non-Cash
                                                       Accruals      Charges        Total
                                                       --------      -------        -----
               Equipment and information systems
                      asset write-offs                 $    --       $28,822       $28,822

               Severance and outplacement               18,028            --        18,028

               Lease cancellation and other             10,985            --        10,985
                                                       -------       -------       -------

               Total charges                            29,013       $28,822       $57,835
                                                                     =======       =======

               Cash utilized                             7,456
                                                       -------

               Balance at December 31, 1999            $21,557
                                                       =======

         The Company expects that remaining accruals for severance and outplacement of $10.1 million will be paid in the third and fourth quarters of 2000. Lease cancellation and other costs are expected to be paid over the 24 months beginning October 3, 1999. The Company expects the aforementioned restructuring actions to be completed no later than June 30, 2000.

         The equipment to be disposed of was determined to have minimal salvage value.

         On January 19, 2000, the Company announced that it will exit the enterprise hard drive business and shift its strategic focus and resources in the enterprise storage market to Internet-related data content management systems and management software. In connection with this decision, the Company closed its Rochester, Minnesota enterprise hard drive design center, and a majority of the 420 employees in the design center have been laid off and given legally required notification and outplacement services. The exit from the enterprise business will result in nonrecurring charges against operations in the quarter ended March 31, 2000. The Company currently estimates these charges to include $25.0 million for property and equipment write-offs, and $11.0 million for severance ($8.0 million relating to domestic operations). The Company is currently analyzing the effect of this decision on inventory purchase commitments and the price levels that may be needed to sell the Company's remaining enterprise products. Accordingly, additional reserves and accruals may be needed for purchase order cancellations, purchase price protection, inventory write-downs and other costs flowing from the Company's decision to exit. The Company estimates that the restructuring effort will be substantially completed by June 30, 2000.

         As of December 31, 1999, the accrued expenses for the Company's 1999 restructuring efforts were substantially utilized.

8.       Product Recall

         On September 27, 1999, the Company announced a recall of its 6.8GB per platter series of WD Caviar(R) desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip. Replacement of the chips involved rework of the printed circuit board assembly. Revenues of approximately $100 million related to the products which were recalled were reversed in the three months ended October 2, 1999. In addition, the Caviar product line was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue during the three months ended October 2, 1999. Cost of revenues for the three months ended October 2, 1999, included charges totaling $37.7 million for estimated costs to recall and repair the affected drives, including $23.1 million for repair and retrieval, $4.5 million for freight and other, and $10.1 million for write-downs of related inventory. By the end of the three months ended December 31, 1999, the Company had completed rework on approximately 78% of the 1.2 million units and had resolved its claims against third parties resulting from the recall.

9.       Investments in Marketable Securities

         The Company owns approximately 10.8 million shares of Komag common stock, which when acquired on April 8, 1999, had a fair market value of $34.9 million. The stock is restricted as to the number of shares which can be sold in a given time period. The restrictions will lapse over a three and one-half year period. As of December 31, 1999, approximately 60% of these shares may be sold within 12 months. Because the Company has identified these shares as "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Investments in Certain Debt and Equity Securities" ("SFAS 115"), they have been marked to market value using published closing prices of Komag stock as of December 31, 1999. Accordingly, an incremental unrealized gain of approximately $1.4 million was recorded during the six months ended December 31, 1999, and a total accumulated unrealized loss of $0.7 million is included in accumulated other comprehensive income (loss). The aggregate carrying value of the shares, which approximates market value, is $34.2 million as of December 31, 1999, of which $20.2 million relates to "available for sale" shares and is classified as current.

         The Company owns approximately 1.3 million shares of Vixel Corporation ("Vixel") common stock, all of which are restricted as to sale until March 28, 2000, pursuant to an agreement with Vixel's underwriters. The Company has identified these shares as "available for sale" under the provisions of SFAS 115. During the three months ended October 2, 1999, Vixel completed an initial public offering and the shares were marked to market value. Accordingly, an unrealized gain of $24.2 million was recorded in accumulated other comprehensive income (loss) during the three months ended October 2, 1999. The investment in Vixel common stock is classified as current. As of December 31, 1999, the quoted market value of the Company's Vixel common stock approximated its carrying value.

10.      Other Comprehensive Income (Loss)

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), beginning with the Company's fourth quarter of 1999. Prior to the fourth quarter of 1999, the Company did not possess any components of other comprehensive income as defined by SFAS 130. SFAS 130 separates comprehensive income into two components; net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders' equity but are excluded from net income. While SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss), SFAS 130 has no impact on the Company's net loss or total shareholders' deficiency. The Company's other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as "available for sale" under SFAS 115. The components of total comprehensive loss for the three and six-month periods ended December 31, 1999 were as follows (in millions):

                                                               Three-Month         Six-Month
                                                              Period Ended       Period Ended
                                                              Dec. 31, 1999      Dec. 31, 1999
                                                              -------------      -------------
                  Net loss                                       $(15.2)           $(121.5)
                  Other comprehensive income:
                      Unrealized gain on available for
                         sale investments, net                      1.5               25.6
                                                                 ------            -------
                  Total comprehensive loss                       $(13.7)           $ (95.9)
                                                                 ======            =======

11.      Legal Proceedings

         The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleged that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The first trial of this case ended in a mistrial, with the jury deadlocked on the issue of liability. The case was retried, and on June 9, 1999, the jury returned a verdict against Amstrad and in favor of Western Digital. Amstrad has filed a notice of appeal from the judgment, and the Company has filed motions seeking recovery of a portion of its legal and other costs of defense. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, should the judgment be reversed on appeal, and if in a retrial of the case Amstrad were to prevail, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations and/or liquidity. In addition, the costs of defending a retrial of the case may be material, regardless of the outcome.

         In 1994 Papst Licensing ("Papst") brought suit against the Company in the U.S. District Court for the Central District of California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchases from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations and/or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

         The Company and Censtor Corporation ("Censtor") have had discussions concerning royalties, if any, that might be due Censtor under a licensing agreement. Censtor has initiated arbitration procedures under the agreement seeking payment of royalties. In response, the Company has filed a complaint in federal court seeking a determination that the patents at issue are invalid. The Federal Court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this dispute will have a material adverse effect on its financial position, results of operations and/or liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecasts" and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These statements appear in a number of places in this report and include statements regarding the intentions, plans, strategies, beliefs or current expectations of the Company with respect to, among other things:

         -        the financial prospects of the Company

         -        the Company's financing plans

         - litigation and other contingencies potentially affecting the Company's financial position, operating results, or liquidity

         - trends affecting the Company's financial condition or operating results

         - the Company's strategies for growth, operations, product development and commercialization

         - conditions or trends in or factors affecting the computer, data storage, home entertainment or hard drive industry.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company's business and operating results, including those made under the captions "Risk factors related to the hard drive industry in which we operate" and "Risk Factors relating to Western Digital particularly" in this report, as well as the Company's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RECENT DEVELOPMENTS

During the six months ended December 31, 1999, the Company initiated a restructuring program which is intended to improve operational effectiveness and efficiency and reduce operational expenses worldwide. Charges related to the restructuring actions taken are accrued in the periods in which executive management commits to execute such actions. Committed actions for the six months ended December 31, 1999 include reorganization of operational and management responsibilities, transfer of hard drive production from Singapore to the Company's manufacturing facility in Malaysia, and closure of the Company's Singapore operations. These actions will result in a net reduction of world wide headcount of approximately 1,000, of which approximately 100 will be management, professional and administrative personnel and the remainder will be manufacturing employees. In Asia, approximately 3,800 employees will be reduced from the Company's Singapore operation and approximately 2,900 will be added in Malaysia in connection with the transfer of production. Restructuring charges recorded in connection with these actions totaled $57.8 million for the six-month period ended December 31, 1999 and consist of severance and outplacement costs of $18.0 million, write-offs of manufacturing equipment and information systems assets no longer utilized as a result of the actions of $28.8 million, and lease cancellation and other costs of $11.0 million. The Company expects that remaining accruals for severance and outplacement of $10.1 million will be paid in the third and fourth quarters of 2000. Lease cancellation and other costs are expected to be paid over the 24 months beginning October 3, 1999. The Company expects the aforementioned restructuring actions to be completed no later than June 30, 2000.

On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land).

The Company has extended the current lease of its worldwide headquarters in Irvine, California, through January 2001, and has an option to extend the lease for an additional five month period.

On September 27, 1999, the Company announced a recall of its 6.8GB per platter series of WD Caviar(R) desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip. Replacement of the chips involved rework of the printed circuit board assembly. Revenues of approximately $100 million related to the products which were recalled were reversed in the three months ended October 2, 1999. In addition, the Caviar product line was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue during the three months ended October 2, 1999. Cost of revenues for the three months ended October 2, 1999, included charges totaling $37.7 million for estimated costs to recall and repair the affected drives, including $23.1 million for repair and retrieval cost, $4.5 million for freight and other, and $10.1 million for write-downs of related inventory. By the end of the three months ended December 31, 1999, the Company had completed rework on approximately 78% of the 1.2 million units and had resolved its claims against third parties resulting from the recall.

In December 1999, the Company agreed to sell a manufacturing facility in Tuas, Singapore for cash proceeds of $11.0 million. In January 2000, the Company also agreed to sell its Rochester, Minnesota facility for cash proceeds of approximately $30.0 million. These transactions are expected to close, subject to customary closing conditions, in the quarter ending March 31, 2000, each with a minimal gain or loss.

On January 19, 2000, the Company announced that it will exit the enterprise hard drive business and shift its strategic focus and resources in the enterprise storage market to Internet-related data content management systems and management software. In connection with this decision, the Company closed its Rochester, Minnesota enterprise hard drive design center, and a majority of the 420 employees in the design center have been laid off and given legally required notification and outplacement services. The exit from the enterprise business will result in nonrecurring charges against operations in the quarter ended March 31, 2000. The Company currently estimates these charges to include $25.0 million for property and equipment write-offs, and $11.0 million for severance ($8.0 million relating to domestic operations). The Company is currently analyzing the effect of this decision on inventory purchase commitments and the price levels that may be needed to sell the Company's remaining enterprise products. Accordingly, additional reserves and accruals may be needed for purchase order cancellations, purchase price protection, inventory write-downs and other costs flowing from the Company's decision to exit. The Company estimates that the restructuring effort will be substantially completed by June 30, 2000.

RESULTS OF OPERATIONS

Consolidated revenues were $560.2 million for the three months ended December 31, 1999, a decrease of 24%, or $178.4 million, from the three months ended December 26, 1998 and an increase of 38%, or $153.2, from the immediately preceding quarter. The lower revenues during the three months ended December 31, 1999, as compared to the corresponding period of the prior year, resulted from a decline in unit shipments of approximately 2% combined with reductions in the average selling prices ("ASPs") of hard drive products due to an intensely competitive hard drive business environment. The increase in revenue for the three months ended December 31, 1999, from the immediately preceding quarter resulted primarily from higher volume (an increase in unit shipments of 56%) following the product recall in the immediately preceding quarter, as discussed above, offset by lower ASPs.

Consolidated revenues were $967.1 million for the six months ended December 31,1999, down 30% from the six months ended December 26, 1998. The lower revenues resulted from a decline in unit shipments of approximately 13%, which was largely due to the product recall in the three months ended October 2, 1999, combined with lower ASPs.

The gross profit for the three months ended December 31, 1999, totaled $20.2 million, or 4% of revenue. This compares to a gross profit of $19.2 million, or 3% of revenue, for the three months ended December 26, 1998 and a negative gross profit of $65.3 million, or negative 16% of revenue, for the immediately preceding quarter. The negative gross profit in the immediately preceding quarter included a $37.7 million special charge relating to the product recall. Excluding the special charge, the consolidated gross margin percentage in the immediately preceding quarter was negative 7%. The increase in gross profit over the three months ended

December 26, 1998 and the immediately preceding quarter (excluding special charges) was primarily the result of lower manufacturing costs, due to the restructuring and transfer of all desktop production to a single, highly utilized facility in Malaysia. The consolidated negative gross profit for the six months ended December 31, 1999, totaled $7.4 million, or negative 1% of revenue (excluding the aforementioned special charges of $37.7 million). This compares to a gross profit for the six months ended December 26, 1998 of $13.4 million, or 1% of revenue (excluding special charges of $77 million). The decline in the gross profit for the six-month period was the result of lower volumes due to the product recall and lower ASPs, offset by the Company's restructuring and cost-cutting efforts.

Research and development ("R&D") expense for the three months ended December 31, 1999 was $44.1 million, a decrease of $6.3 million from the three months ended December 26, 1998 and a decrease of $6.1 million from the immediately preceding quarter. R&D expense for the six months ended December 31, 1999 was $94.2 million, a decrease of $8.1 million from the six months ended December 26, 1998. The decrease in R&D expenses was primarily due to the Company's cost-cutting efforts, particularly costs associated with HDD development, offset partially by increased spending at Connex, the Company's subsidiary, and other product line development efforts.

Selling, general and administrative ("SG&A") expense in the three months ended December 31, 1999 was $39.1 million, a decrease of $8.7 million from the three months ended December 26, 1998 and a decrease of $4.8 million from the immediately preceding quarter. The decrease in SG&A expense for the three months ended December 31, 1999 compared to the three months ended December 26, 1998 and the immediately preceding quarter was primarily due to a lower revenue base and cost-cutting efforts, particularly costs associated with the Company's HDD business, offset partially by increased spending at Connex and other of the Company's developing ventures. SG&A expense was $82.9 million for the six months ended December 31, 1999, a decrease of $22.3 million from the six months ended December 26, 1998. The decrease was the result of cost-cutting efforts and the nonrecurrence of a $7.5 million special charge on terminated hedging contracts recorded in SG&A expense during the six months ended December 26, 1998.

Net interest expense for the three months ended December 31, 1999 was $3.0 million, compared to net interest expense of $3.2 million for the three months ended December 26, 1998 and net interest expense of $5.3 million in the immediately preceding quarter. The decrease in net interest expense for the three months ended December 31, 1999, was attributable to lower interest expense on the Company's Debentures (the average carrying value of the Company's Debentures was lower due to the Debenture redemptions which occurred during the current quarter). Net interest expense was $8.4 million for the six months ended December 31, 1999 as compared to net interest expense of $5.9 million for the six months ended December 26, 1998. The increase in net interest expense was the result of a decrease in interest expense on the Company's Debentures offset by a greater decrease in interest income earned on lower average cash and cash equivalents balances.

The Company initiated significant restructuring efforts during the six months ended December 31, 1999. The Company recorded restructuring charges of approximately $32.3 million and $25.5 million during the three months ended October 2, 1999 and the three months ended December 31, 1999, respectively. The charges related to severance and outplacement, the write-off of fixed assets, lease cancellation and other charges, as discussed above.

During the six months ended December 31, 1999, the Company issued common stock in exchange for Debentures which were retired in non-cash transactions. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in an extraordinary gain of $90.6 million during the three months ended October 2, 1999 and an extraordinary gain of $76.3 million during the three months ended December 31, 1999.

The Company did not record an income tax benefit in any periods presented as no additional loss carrybacks were available and management deemed it "more likely than not" that the deferred tax benefits generated would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents of $163.7 million as compared to $226.1 million at July 3, 1999 and $185.1 million at October 2, 1999. Net cash used in operations was $10.2 million and $101.2 million for the three and six months ended December 31, 1999, respectively, as compared to $25.0 million and $48.3 million for the comparable periods of the prior year. Net cash used in operations for the three months ended December 31, 1999 decreased by $79.6 million as compared to the immediately preceding quarter as a result of significantly lower operating losses offset in part by lower depreciation and non-cash debenture interest and by a return to more normal inventory and accounts receivable positions following the Company's product recall.

Net cash used in operations for the six months ended December 31, 1999 increased by $52.9 million as compared to the six months ended December 26, 1998 due to slightly higher operating losses offset by depreciation and non-cash debenture interest and by the utilization of warranty accruals established for thin-film products in the prior year.

Operating cash flows provided by changes in working capital amounted to $39.1 million and $101.6 million for the three and six months ended December 31, 1999 and reflect the Company's management of operating assets and liabilities during the period. For the three months ended December 31, 1999, the Company's days of sales outstanding ("DSO") was 32 days, inventory turned 21 times and days of payables outstanding was 48 days. Comparable measures for the three months ended October 2, 1999 are not meaningful due to the impact of the product recall on the Company's working capital balances at October 2, 1999. For the three months ended July 3, 1999, the Company's DSO was 38 days, inventory turned 19 times and days of payables outstanding was 48 days. The Company expects that the third quarter DSO will increase to a more normal level of between 36 and 40.

Other uses of cash during the six months ended December 31, 1999 included $33.4 million to repay bank debt and net capital expenditures of $13.8 million primarily to upgrade the Company's desktop production capabilities and for normal replacement of existing assets. Partially offsetting the use of cash during the period were proceeds of $49.5 million received upon issuance of 11.2 million shares of the Company's stock under the Company's Equity Facility, and $37 million received as proceeds and deposits relating to the sale of real property during the period.

The Company anticipates that capital expenditures for the remainder of 2000 will not be more than $25 million and will relate to accommodating new technologies and new product lines, normal replacement of existing assets and expansion of production capabilities in Malaysia. The Company also anticipates cash expenditures of approximately $24.2 million to be paid in the remaining six months of 2000 for severance and outplacement costs and lease cancellation and other costs of vacating leased properties related to the Company's restructuring programs. These amounts exclude any settlements with vendors on existing purchase orders related to the Company's exit of its enterprise business.

The Senior Bank Facility, as amended on January 15, 2000, provides the Company with up to a $125.0 million revolving credit line (depending on the borrowing base calculation) and a $50.0 million term loan (of which $16.6 million was outstanding as of December 31, 1999). Borrowings under the Senior Bank Facility are secured by the Company's accounts receivable, inventory, 66% of its stock in its foreign subsidiaries and the other assets (excluding real property) of the Company and, at the option of the Company, bear interest at either LIBOR or a base rate plus a margin determined by the borrowing base, with option periods of one to three months. The Senior Bank Facility requires the Company to maintain certain amounts of net equity, prohibits the payment of cash dividends on common stock and contains a number of other covenants. This facility matures on March 31, 2000, and further borrowings through such date are not allowed. As of the date hereof, the remaining balance on the term loan has been repaid. The Company has received a proposal for a new credit facility, including a term loan. As of the date hereof, the terms and conditions of this proposal have not been finalized.

Under an existing equity facility, the Company may issue for cash shares of common stock to institutional investors in monthly increments of $12.5 million. The facility provides for up to $150.0 million in cash proceeds of which $49.5 million had been utilized as of December 31, 1999. Shares paid under the facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%. During the six months ended December 31, 1999, the Company issued 11.2 million shares of common stock under the Equity Facility for net proceeds of $49.5 million.

During the six months ended December 31, 1999, the Company issued 26.7 million shares of common stock in exchange for Debentures with a carrying value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $166.9 million during the six months ended December 31, 1999. As of December 31, 1999, the carrying value of the remaining outstanding Debentures was $219.7 million and the aggregate principal amount at maturity was $561.6 million.

The Company expects to continue to incur operating losses in 2000. The Company also had a working capital deficiency of $15.5 million and a shareholders' deficiency of $88.1 million as of December 31, 1999. However, the Company had cash balances of $163.7 million as of December 31, 1999. In addition, the Company has restructured portions and continues to restructure other elements of its operations. In addition, the Company has other sources of liquidity available. In light of these conditions, the Company has the following plans and other options:

         - The Company plans to reduce expenses and capital expenditures substantially as compared to historical levels due to:

                  --       Recent restructurings;

                  --       Reduced general and administrative spending; and

                  -- Reduced infrastructure resulting from the closure of its Santa Clara, California disk media operations, its disk drive manufacturing facilities in Tuas and Chai Chee, Singapore, and its enterprise hard drive design center in Rochester, Minnesota.

         - The Company has the following additional sources of liquidity available to it:

                  -- $150.0 million Equity Facility ($49.5 million of which had been utilized as of December 31, 1999);

                  -- $30.0 million resulting from the sale of the Rochester, Minnesota facility, subject to customary closing conditions; and

                  -- Other equity investments that may be disposed of during 2000, including 6.5 million shares of Komag common stock and 1.3 million shares of Vixel common stock with a combined market value of approximately $44.4 million as of December 31, 1999.

                  -- The Company is also pursuing other possible external sources of equity financing in its developing subsidiaries.

Based on the above factors, the Company believes its current cash balances, its existing equity facility, and other liquidity vehicles currently available to it, will be sufficient to meet its working capital needs through the next twelve months. There can be no assurance that a new bank facility or the equity facility will continue to be available to the Company. Also, the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading "Risk factors relating to Western Digital particularly."

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters or fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133" ("SFAS 137"), which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

YEAR 2000

On January 1, 2000, the Company incurred nominal impact on its products, equipment, computer systems and applications as a result of the Year 2000 issue. The Company attributes this to its Year 2000 readiness efforts. As of December 31, 1999, systems remediation and integration testing and development of the Company's contingency plans had been completed. Supplier management is an ongoing process, and no material impact was felt from lack of supplier readiness at January 1, 2000. Although the Company did not experience any material problems related to the Year 2000 issue, there can be no assurances that problems relating to the Year 2000 issue will not manifest themselves in the future. Expenditures related to the Year 2000 project, excluding normal replacement of existing capital assets, totaled approximately $12.2 million .

RISK FACTORS RELATED TO THE HARD DRIVE INDUSTRY IN WHICH WE OPERATE

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

Short product life cycles make it difficult to recover the cost of development.

         Over the past two years hard drive areal density (the gigabytes of storage per disk) has increased at a much more rapid pace than previously, and we expect this trend to continue. Higher areal densities mean that fewer heads and disks are required to achieve a given drive capacity. This has significantly shortened product life cycles, since each generation of drives is more cost effective than the previous one. Shorter product cycles make it more difficult to recover the cost of product development

Short product life cycles force us to continually qualify new products with our customers.

Due to short product life cycles, we must regularly engage in new product qualification with our customers. To be considered for qualification we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume computer manufacturers most of which continue to consolidate their share of the PC market. These risks are magnified because we expect cost improvements and competitive pressures to result in declining sales and gross margins on our current generation products.

Our average selling prices and our revenue are declining.

         We expect that our average selling prices for hard disk drives will continue to decline. Rapid increases in areal density mean that the average drive we sell has fewer heads and disks, and is therefore lower cost. Because of the competitiveness of the hard drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our average selling prices decline even further when competitors lower prices to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share.

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

    Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity which typically lead to intense price competition. If intense price competition occurs, we may be forced to lower prices sooner and more than expected and transition to new products sooner than expected. For example, in the second half of 1998 and throughout 1999, as a result of excess inventory in the desktop hard drive market, aggressive pricing and corresponding margin reductions materially adversely affected our operating results. We experienced similar conditions in the high-end hard drive market during most of 1998 and 1999.

Changes in the markets for hard drives require us to develop new products.

    Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems, especially those systems priced below $1,000. If we do not develop lower cost hard drives that can successfully compete in this market, our market share will likely fall, which could harm our operating results.

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

We depend on our key personnel.

    Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard drive industry is intense. We have lost a number of experienced hard drive engineers over the past year as a result of the loss of retention value of our employee stock options (because of the decrease in price of our common stock) and aggressive recruiting of our employees. If we are unable to retain our existing employees or to hire and integrate new employees, our operating results would likely be harmed.

RISK FACTORS RELATING TO WESTERN DIGITAL PARTICULARLY

Loss of market share with a key customer could harm our operating results.

    A majority of our revenue comes from a few customers. For example, for the six month period ended December 31, 1999, sales to our top 10 customers accounted for approximately 62% of revenues. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. For example, this occurred early in the third quarter of 2000 in our enterprise hard drive business and is one of the factors which led to the Company's decision to exit the enterprise hard drive business and close its Rochester, Minnesota facility.

Dependence on a limited number of qualified suppliers of components could lead to delays or increased costs.

    Because we do not manufacture any of the components in our hard drives, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could harm us more severely than our competitors, some of whom manufacture certain of the components for their hard drives. A number of the components used by us are available from only a single or limited number of qualified outside suppliers. If a component is in short supply, or a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. This occurred in September 1999 when we had to shut down our Caviar product line production for approximately two weeks as a result of a faulty power driver chip which was sole-sourced from a third-party supplier.

    To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, as we did in 1998 when we accelerated our transition to magnetoresistive recording head technology, and as we are doing as a result of our decision to exit the enterprise hard drive business.

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

We have only one manufacturing facility, which subjects us to the risk of damage or loss of the facility.

    Our volume manufacturing operations currently are based in one facility. A fire, flood, earthquake or other disaster or condition affecting our facility would almost certainly result in a loss of substantial sales and revenue and harm our operating results.

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

Our plan to broaden our business in data and content management, storage and communication takes us into new markets.

    We have recently entered the storage subsystem market through our Connex subsidiary. In this market we will be facing the challenges of building volume and market share in a market which is new to us but which has several established and well-funded competitors. There is already significant competition for skilled engineers, both in the hardware and software areas, in this market. Our success will depend on Connex's ability to develop, introduce and achieve market acceptance of new products, applications and product enhancements, and to attract and retain skilled engineers. Additionally, our competitors in this market have established intellectual property portfolios. Our success will also depend on our ability to license existing intellectual property or create new innovations. Moreover, our competitors' established intellectual property portfolios increase our risk of intellectual property litigation.

    We are also developing hard drives for the emerging audio-visual market. We will be facing the challenge of developing products for a market that is still evolving and subject to rapid changes and shifting consumer preferences. There are several competitors which have also entered this emerging market, and there is no assurance that the market for digital storage devices for audio-visual content will materialize or support all of these competitors.

      We also expect to enter the data warehouse software and services market through our SageTree subsidiary and are considering other initiatives related to data and content management, storage and communication. In any of these initiatives we will be facing the challenge of developing products and services for markets that are still evolving and which have many current and potential competitors.

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

    -   changes in the prices of our products

    -   manufacturing delays or interruptions

    -   acceptance by customers of competing products in lieu of our products

    -   variations in the cost of components for our products

    - limited access to components that we obtain from a single or a limited number of suppliers, such as Komag

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

     Due to our recent financial performance and the risks described in this Report, in the future we may be unable to maintain adequate financial resources for capital expenditures, working capital and research and development. Our current borrowing agreement with our banks terminates no later than March 31, 2000, and we have agreed that we will not borrow under the agreement. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot insure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.


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

Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar, the British Pound and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company has discontinued hedging its Malaysian Ringgit currency risk. Future hedging of this currency will depend on currency conditions in Malaysia. The imposition of exchange controls by the Malaysian government resulted in a $7.5 million realized loss on terminated hedging contracts in the first quarter of 1999.

As of December 31, 1999, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

                                                                     DECEMBER 31, 1999
                                                      -----------------------------------------------
                                                                         WEIGHTED
                                                      CONTRACT            AVERAGE          UNREALIZED
                                                       AMOUNT          CONTRACT RATE         GAIN*
                                                      --------         -------------       ----------
                                                              (U.S. DOLLAR EQUIVALENT AMOUNTS)
         Foreign currency forward contracts:
           Singapore Dollar ....................       $  9.0               1.67             $   .2
           British Pound Sterling ..............          3.2               1.63                 --
                                                       ------                                ------
                                                       $ 12.2                                $   .2
                                                       ======                                ======


------------

* The unrealized gains on these contracts are deferred and will be recognized in the results of operations in the period in which the hedged transactions are consummated, at which time the gain is offset by the increased U.S. Dollar value of the local currency operating expense.

During the three and six months ended December 31, 1999 and 1998 total realized transaction and forward exchange contract currency gains and losses (excluding the $7.5 million realized loss on the Malaysian Ringgit realized in the first quarter of 1999), were immaterial to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates (up to approximately 25%) would materially affect the Company's consolidated financial statements.

DISCLOSURE ABOUT OTHER MARKET RISKS

Fixed Interest Rate Risk

At December 31, 1999, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $81.4 million, compared to the related carrying value of $219.7 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company's option.

The Company has various note receivables from other companies. All of the notes carry a fixed rate of interest. Therefore a significant change in interest rates would not impact the Company's consolidated financial statements.

Variable Interest Rate Risk

The Company maintains a term loan bearing interest at LIBOR or a base rate plus margin determined by the borrowing base with an approximate current interest rate of 7.9%, as part of its Senior Bank Facility. This facility will terminate no later than March 31, 2000, and the balance has been repaid. As a result, the Company currently has no variable interest rate risk, and no further borrowings will be allowed during the remaining term of its Senior Bank Facility loan.

Fair Value Risk

The Company owns approximately 10.8 million shares of Komag, Inc. common stock. The stock is restricted as to the percentage of total shares which can be sold in a given time period. The unrestricted portion of the total Komag shares acquired represents the shares which can be sold within one year. The Company determines, on a quarterly basis, the fair market value of the unrestricted Komag shares and records an unrealized gain or loss resulting from the difference in the fair market value of the unrestricted shares as of the previous quarter end and the fair market value of the unrestricted shares on the measurement date. As of December 31, 1999, a $0.7 million total accumulated unrealized loss has been recorded in accumulated other comprehensive income
(loss). If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. Due to market fluctuations, a significant decline in the stock's fair market value (of approximately 30% or more) could occur, and this decline could adversely impact the Company's consolidated financial statements. As of December 31, 1999, the quoted market value of the Company's Komag common stock holdings, without regard to discounts due to sales restrictions, was $33.7 million.

The Company owns approximately 1.3 million shares of Vixel common stock. The shares are restricted as to sale until March 28, 2000 pursuant to an agreement with Vixel's underwriters. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of December 31, 1999, a $24.2 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. Due to market fluctuations, a significant decline in the stock's fair market value as of December 31, 1999 (of approximately 40% or more) could occur, and this decline could adversely impact the Company's consolidated financial statements.

PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company's legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations and/or liquidity. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

     The Company was sued by Amstrad PLC ("Amstrad") in December 1992 in Orange County Superior Court. The complaint alleged that hard drives supplied by the Company in calendar 1988 and 1989 were defective and caused damages to Amstrad of $186.0 million in out-of-pocket expenses, lost profits, injury to Amstrad's reputation and loss of goodwill. The Company filed a counterclaim for $3.0 million in actual damages in addition to exemplary damages in an unspecified amount. The first trial of this case ended in a mistrial, with the jury deadlocked on the issue of liability. The case was retried, and on June 9, 1999, the jury returned a verdict against Amstrad and in favor of Western Digital. Amstrad has filed a notice of appeal from the judgment, and the Company has filed motions seeking recovery of a portion of its legal and other costs of defense. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, should the judgment be reversed on appeal, and if in a retrial of the case Amstrad were to prevail, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations and/or liquidity. In addition, the costs of defending a retrial of the case may be material, regardless of the outcome.

     In 1994 Papst Licensing ("Papst") brought suit against the Company in the U.S. District Court for the Central District of California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchases from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not agree to enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or liquidity of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which may have a material adverse effect on the Company's financial position, results of operations and/or liquidity. In addition, the costs of defending such litigation may be material, regardless of the outcome.

    The Company and Censtor Corporation ("Censtor") have had discussions concerning royalties, if any, that might be due Censtor under a licensing agreement. Censtor has initiated arbitration procedures under the agreement seeking payment of royalties. In response, the Company has filed a complaint in federal court seeking a determination that the patents at issue are invalid. The Federal Court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this dispute will have a material adverse effect on its financial position, results of operations and/or liquidity.

    In the normal course of business, the Company receives and makes inquiry regarding possible intellectual property matters including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that a license will be offered or that the terms of any license offered will be acceptable to the Company. Several such matters are currently pending. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations and/or liquidity of the Company.

    From time to time the Company receives claims and is a party to suits and other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and/or liquidity.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the three months ended December 31, 1999, the Company engaged in transactions pursuant to which it exchanged an aggregate principal amount at maturity of $303.5 million of the Company's Zero Coupon Convertible Subordinated Debentures due 2018, for an aggregate of 11.7 million shares of the Company's common stock. These transactions were undertaken, in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof, as exchanges of securities by the Company with its existing security holders. No commission or other remuneration was paid or given directly or indirectly for such exchanges. These exchanges were consummated in private, individually negotiated transactions with institutional investors.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on November 18, 1999. The shareholders elected the following seven directors to hold office until the next annual meeting and until their successors are elected and qualified:

                                                                     Number of Votes
                                                                     ---------------
                                                                   For          Withheld
                                                                   ---          --------
                  James A. Abrahamson                           96,975,134     3,115,298
                  Peter D. Behrendt                             96,981,406     3,103,412
                  I. M. Booth                                   96,954,381     3,155,935
                  Charles A. Haggerty                           96,910,097     3,239,812
                  Andre R. Horn                                 96,972,074     3,120,075
                  Anne O. Krueger                               96,985,045     3,096,268
                  Thomas E. Pardun                              96,984,379     3,097,092

           In addition, the shareholders approved the following proposals:

                                                                                     Number of Votes
                                                                                     ---------------
                                                                            For          Against     Abstentions
                                                                            ---          -------     -----------
          1.      To approve the amendment to the Company's Employee
                  Stock Purchase Plan authorizing an additional
                  4,000,000 shares.                                      94,857,139     4,770,455      589,654

          2.      To ratify the selection of KPMG LLP as independent
                  accountants for the Company for the fiscal year
                  ended June 30, 2000.                                   98,740,089     1,058,010      419,150

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

                10.3 Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 18, 1999. *

                10.22.1 Second Amendment to Lease, dated January 6, 1999, by and between The Irvine Company and Western Digital Corporation.

                10.22.2 Letter Agreement dated December 21, 1999, by and between The Irvine Company and Western Digital Corporation.

                10.35          Fiscal Year 2000 Western Digital Management
                               Incentive Plan.

                10.38.5 Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of January 14, 2000, among Western Digital Corporation, BankBoston N.A., and other lending institutions named therein.

                10.44 Agreement dated October 7, 1999, by and between the Company and Russell R. Stern.

                10.45 Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees.

                27             Financial Data Schedule


-------------------------------

         * Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-95499) as filed with the Securities and Exchange Commission on January 27, 2000.

(b)   REPORTS ON FORM 8-K:

      On October 4, 1999, the Company filed a current report on Form 8-K to announce the close of a transaction to retire in the aggregate $100 million principal amount of convertible debentures in exchange for shares of its common stock.

      On October 7, 1999, the Company filed a current report on Form 8-K to announce the close of a transaction to retire in the aggregate $125 million principal amount of convertible debentures in exchange for shares of its common stock.

      On October 21, 1999, the Company filed a current report on Form 8-K to file its press release dated October 20, 1999, announcing its first quarter results.

      On November 18, 1999, the Company filed a current report on Form 8-K to announce its retirement, in aggregate, of $303.5 million principal amount of its convertible debentures in exchange for shares of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WESTERN DIGITAL CORPORATION
                                   ---------------------------
                                   Registrant




                                   /s/Teresa Hopp
                                   --------------
                                   Teresa Hopp
                                   Senior Vice President
                                   and Chief Financial Officer


Date:    February 14, 2000

                                 Exhibit Index

              Exhibit No.                        Description
              -----------                        -----------
                10.3           Western Digital Corporation 1993 Employee Stock
                               Purchase Plan, as amended on November 18, 1999. *

                10.22.1 Second Amendment to Lease, dated January 6, 1999, by and between The Irvine Company and Western
                               Digital Corporation.

                10.22.2 Letter Agreement dated December 21, 1999, by and between The Irvine Company and Western Digital
                               Corporation.

                10.35          Fiscal Year 2000 Western Digital Management
                               Incentive Plan.

                10.38.5        Fifth Amendment to Revolving Credit and Term Loan
                               Agreement, dated as of January 14, 2000, among Western Digital Corporation, BankBoston N.A., and other lending institutions named therein.

                10.44 Agreement dated October 7, 1999, by and between the Company and Russell R. Stern.

                10.45          Western Digital Corporation 1999 Employee
                               Severance Plan for U.S. Employees.

                27             Financial Data Schedule


-------------------------------

         * Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-95499) as filed with the Securities and Exchange Commission on January 27, 2000.