Form 10-Q
period 2000-03-31
WESTERN DIGITAL CORP
filed 2000-05-15
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       OR

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to

                          Commission file number 1-8703

                           WESTERN DIGITAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       95-2647125
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        8105 Irvine Center Drive
           Irvine, California                               92618
        ------------------------                          ----------
(Address of principal executive offices)                  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 932-5000
              REGISTRANT'S WEB SITE: http://www.westerndigital.com

                                       N/A
              -----------------------------------------------------
              Former name, former address and former fiscal year if
                           changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of Common Stock, as of April 28, 2000, is 139,340,111.

                           WESTERN DIGITAL CORPORATION
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations - Three-Month
                 Periods Ended March 27, 1999 and March 31, 2000.............. 3

                 Condensed Consolidated Statements of Operations - Nine-Month
                 Periods Ended March 27, 1999 and March 31, 2000.............. 4

                 Condensed Consolidated Balance Sheets - July 3, 1999 and
                 March 31, 2000............................................... 5

                 Condensed Consolidated Statements of Cash Flows - Three-Month
                 Periods Ended March 27, 1999 and March 31, 2000.............. 6

                 Condensed Consolidated Statements of Cash Flows - Nine-Month
                 Periods Ended March 27, 1999 and March 31, 2000.............. 7

                 Notes to Condensed Consolidated Financial Statements......... 8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 14

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 24

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................... 27

         Item 6. Exhibits and Reports on Form 8-K............................ 28

         Signatures.......................................................... 29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                            THREE-MONTH PERIOD ENDED
                                                          ----------------------------
                                                           MAR. 27,          MAR. 31,
                                                             1999              2000
                                                          ---------         ----------
Revenues, net........................................     $ 668,456         $ 516,587
Costs and expenses:
      Cost of revenues...............................       628,592           505,003
      Research and development.......................        62,699            33,770
      Selling, general and administrative............        46,210            33,970
      Restructuring charges..........................        41,000            28,002
                                                          ---------         ---------
           Total costs and expenses..................       778,501           600,745
                                                          ---------         ---------
Operating loss.......................................      (110,045)          (84,158)
Net interest and other income (expense)..............        (4,248)           13,489
                                                          ---------         ---------
Net loss.............................................     $(114,293)        $ (70,669)
                                                          =========         =========
Basic and diluted loss per common share:

      Loss per common share..........................     $   (1.27)        $    (.53)
                                                          =========         =========
Common shares used in computing per share amounts:
           Basic.....................................        89,883           133,903
                                                          =========         =========
           Diluted...................................        89,883           133,903
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

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                 NINE-MONTH PERIOD ENDED
                                                             -----------------------------
                                                               MAR. 27,            MAR. 31,
                                                                 1999               2000
                                                             -----------         -----------
Revenues, net............................................    $ 2,057,904         $ 1,483,718
Costs and expenses:
      Cost of revenues...................................      2,081,625           1,517,235
      Research and development...........................        164,983             127,996
      Selling, general and administrative................        151,361             116,862
      Restructuring charges..............................         41,000              85,837
                                                             -----------         -----------
           Total costs and expenses......................      2,438,969           1,847,930
                                                             -----------         -----------
Operating loss...........................................       (381,065)           (364,212)
Net interest and other income (expense)..................        (10,139)              5,132
                                                             -----------         -----------
Loss before extraordinary item...........................       (391,204)           (359,080)
Extraordinary gain from redemption of convertible
       debentures........................................             --             166,899
                                                             -----------         -----------
Net loss.................................................    $  (391,204)        $  (192,181)
                                                             ===========         ===========
Basic and diluted loss per common share:

      Loss per common share before extraordinary item....    $     (4.39)        $     (3.07)
      Extraordinary gain.................................             --                1.43
                                                             -----------         -----------
      Loss per common share..............................    $     (4.39)        $     (1.64)
                                                             ===========         ===========
Common shares used in computing per share amounts:
           Basic.........................................         89,105             116,983
                                                             ===========         ===========
           Diluted.......................................         89,105             116,983
                                                             ===========         ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JULY 3,         MAR. 31,
                                                                 1999             2000
                                                              ----------        ---------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents...........................    $  226,147        $202,087
      Accounts receivable, less allowance for doubtful
           accounts of $18,537 at July 3, 1999 and
           $15,069 at March 31, 2000......................       273,435         177,455
      Inventories.........................................       144,093          98,208
      Prepaid expenses & other current assets.............        81,853          56,068
                                                              ----------        --------
           Total current assets...........................       725,528         533,818
Property and equipment at cost, net.......................       237,939         108,886
Intangible and other assets, net..........................        58,935          47,491
                                                              ----------        --------
           Total assets...................................    $1,022,402        $690,195
                                                              ==========        ========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
      Accounts payable....................................    $   335,907         $ 290,330
      Accrued expenses....................................        252,791           234,713
      Current portion of long-term debt...................         10,000                --
                                                              -----------         ---------
           Total current liabilities......................        598,698           525,043
Long-term debt............................................         40,000                --
Convertible debentures....................................        494,144           222,562
Other liabilities.........................................         43,350            51,393
Shareholders' deficiency:
Preferred stock, $.01 par value;
           Authorized: 5,000 shares
           Outstanding:  None.............................            --                --
      Common stock, $.01 par value;
           Authorized: 225,000 shares
           Outstanding: 101,908 shares at July 3, 1999
           and 149,175 at March 31, 2000..................          1,019             1,492
      Additional paid-in capital..........................        335,197           532,476
      Accumulated deficit.................................       (294,841)         (487,022)
      Accumulated other comprehensive income (loss).......         (2,123)           25,287
      Treasury stock-common stock at cost;
           11,297 shares at July 3, 1999 and 9,852
           shares at March 31, 2000.......................       (193,042)         (181,036)
                                                              -----------         ---------
           Total shareholders' deficiency.................       (153,790)         (108,803)
                                                              -----------         ---------
           Total liabilities and shareholders' deficiency.    $ 1,022,402         $ 690,195
                                                              ===========         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE-MONTH PERIOD ENDED
                                                                   ----------------------------
                                                                    MAR. 27,           MAR. 31,
                                                                      1999              2000
                                                                   ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss................................................     $(114,293)        $ (70,669)
      Adjustments to reconcile net loss to net cash
      used for operating activities:
          Non-Cash Items:
              Depreciation and amortization...................        34,554            17,726
              Interest on convertible debentures..............         6,279             2,896
              Non-cash portion of restructuring charges.......        25,603            27,497
              In-process research and development charge......         7,471                --
              Investment gains (Note 2).......................            --           (14,767)
          Changes in assets and liabilities:
              Accounts receivable.............................        60,498            20,905
              Inventories.....................................        (2,439)            3,520
              Prepaid expenses................................        (9,630)             (490)
              Accounts payable................................       (36,407)           32,917
              Accrued expenses................................       (18,335)          (42,497)
              Restructuring and special charge accruals.......         7,850            (2,387)
              Other...........................................           (74)            5,804
                                                                   ---------         ---------
                  Net cash used for operating activities......       (38,923)          (19,545)
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of property and equipment...........            --            29,737
      Capital expenditures, net...............................       (27,666)           (3,258)
      Other investments.......................................         1,500                --
                                                                   ---------         ---------
                  Net cash provided by (used for) investing
                  activities..................................       (26,166)           26,479
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of bank debt (Note 5).........................            --           (16,625)
      Common stock issued for cash............................         8,524            48,103
                                                                   ---------         ---------
                  Net cash provided by financing activities...         8,524            31,478
                                                                   ---------         ---------

     Net increase (decrease) in cash and cash equivalents.....       (56,565)           38,412
     Cash and cash equivalents, beginning of period...........       353,660           163,675
                                                                   ---------         ---------
     Cash and cash equivalents, end of period.................     $ 297,095         $ 202,087
                                                                   =========         =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for income taxes.................     $     763         $   3,225
 Cash paid during the period for interest.....................         1,418               166

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE-MONTH PERIOD ENDED
                                                                   ---------------------------
                                                                     MAR. 27,         MAR. 31,
                                                                       1999             2000
                                                                   ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss.................................................    $(391,204)        $(192,181)
      Adjustments to reconcile net loss to net cash
      used for operating activities:
          Non-Cash Items:
              Depreciation and amortization....................      101,841            64,949
              Interest on convertible debentures...............       18,596            12,513
              Non-cash portion of restructuring charges........       25,603            56,301
              In-process research and development charge.......        7,471                --
              Extraordinary gain from redemption of
                convertible debentures.........................           --          (166,899)
              Investment gains (Note 2)........................           --           (14,767)
          Changes in assets and liabilities:
              Accounts receivable..............................       57,551            95,980
              Inventories......................................       23,103            45,885
              Prepaid expenses.................................        2,158             6,203
              Accounts payable.................................       19,467           (18,837)
              Accrued expenses.................................       37,987           (65,947)
              Restructuring and special charge accruals........        7,850            47,542
              Other............................................        2,322             8,474
                                                                   ---------         ---------
                  Net cash used for operating activities.......      (87,255)         (120,784)
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of property and equipment............           --            66,756
      Capital expenditures, net................................      (87,763)          (17,101)
      Other investments........................................           --            (2,200)
                                                                   ---------         ---------
                  Net cash provided by (used for) investing
                  activities...................................      (87,763)           47,455
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of bank debt (Note 5)..........................           --           (50,000)
      Common stock issued for cash.............................       15,208            99,269
      Costs relating to credit facility........................       (2,925)               --
                                                                   ---------         ---------
                  Net cash provided by financing activities....       12,283            49,269
                                                                   ---------         ---------

     Net decrease in cash and cash equivalents.................     (162,735)          (24,060)
     Cash and cash equivalents, beginning of period............      459,830           226,147
                                                                   ---------         ---------
     Cash and cash equivalents, end of period..................    $ 297,095         $ 202,087
                                                                   =========         =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for income taxes..................    $   4,080         $   4,307
 Cash paid during the period for interest......................        3,554             2,094

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

     Certain prior periods' amounts have been reclassified to conform to the current period presentation.

2.   Supplemental Financial Statement Data (in thousands)

                                             JULY 3,       MAR. 31,
                                              1999          2000
                                           --------        --------
Inventories:
   Finished goods.......................   $101,828        $72,027
   Work in process......................     26,307         13,907
   Raw materials and component parts....     15,958         12,274
                                           --------        -------
                                           $144,093        $98,208
                                           ========        =======

                                                            THREE-MONTH PERIOD ENDED        NINE-MONTH PERIOD ENDED
                                                          ---------------------------------------------------------
                                                           MAR. 27,       MAR. 31,         MAR. 27,       MAR. 31,
                                                             1999          2000              1999           2000
                                                          ---------       -------         ---------       ---------
    Net Interest and Other Income (Expense):
        Interest income.................................. $   4,187       $ 1,939         $  14,303       $  6,425
        Investment gains.................................        --        14,767                --         14,767
        Interest expense.................................    (8,435)       (3,217)          (24,442)       (16,060)
                                                          ---------       -------         ---------       --------
                                                          $  (4,248)      $13,489         $ (10,139)      $  5,132
                                                          =========       =======         =========       ========

                                                                               NINE-MONTH PERIOD ENDED
                                                                            ----------------------------
                                                                               MAR. 27,        MAR. 31,
                                                                                 1999           2000
                                                                            --------------  ------------
    Supplemental disclosure of non-cash investing
      and financing activities:
           Common stock issued for redemption of convertible
              debentures..............................................      $           --  $    110,109
                                                                            ==============  ============
           Redemption of convertible debentures for Company common
             stock, net of capitalized issuance costs.................      $           --  $    277,008
                                                                            ==============  ============
           Settlement of accounts payable by transfer of cost
             method investments.......................................      $           --  $     26,242
                                                                            ==============  ============

3.   Loss per Share

     As of March 27, 1999 and March 31, 2000, 16.6 and 21.3 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. As of March 27, 1999 and March 31, 2000, an additional 19.4 and 8.4 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

4.   Common Stock Transactions

     On September 30, 1999, the Company's Board of Directors approved a "Broad-Based" Stock Incentive Plan (the "Broad-Based Plan") under which options to purchase shares of common stock may be granted to employees of the Company and others. On October 20, 1999, the Board of Directors approved a grant to its regular, non-direct labor employees of approximately 2.4 million shares under the Broad-Based Plan and the Company's Employee Stock Option Plan, at $3.31 per share, the fair market value of the Company's common stock on the date of the grant. The options granted vest 100% one year from the date of grant.

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

     During the nine-month period ended March 31, 2000, the Company issued approximately 1,236,000 shares of its common stock in connection with Employee Stock Purchase Plan ("ESPP") purchases and 210,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of approximately $5.5 million. During the corresponding period of the prior year, the Company issued approximately 1,002,000 shares of its common stock in connection with ESPP purchases and 709,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $15.2 million.

     Under an existing equity facility, the Company may issue for cash, shares of common stock to institutional investors in monthly increments of $12.5 million. The equity facility provides for up to $150.0 million in cash proceeds of which $93.8 million had been utilized during the nine month period ended March 31, 2000. Shares sold under the equity facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%. During the nine months ended March 31, 2000, the Company issued 20.5 million shares of common stock under the equity facility for net cash proceeds of approximately $93.8 million.

     During the nine-month period ended March 31, 2000, the Company issued 26.7 million shares of common stock to redeem a portion of its 5.25% zero coupon convertible subordinated debentures (the "Debentures") with a book value of $284.1 million and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $166.9 million during the nine months ended March 31, 2000. As of March 31, 2000, the book value of the remaining outstanding Debentures was $222.6 million and the aggregate principal amount at maturity was $561.6 million.

5.   Credit Facility

     The Company's credit facility matured on March 31, 2000. The remaining balance on the term loan was repaid using the proceeds from the equity facility during the three months ended March 31, 2000. The Company has a commitment for a new Senior Credit Facility that will provide up to a $150 million revolving credit line (depending on a borrowing base calculation). The new Senior Credit Facility will be secured by the Company's accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets of the Company, excluding the Company's Connex and Sagetree subsidiaries. At the option of the Company, borrowings would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Company anticipates that the new Senior Credit Facility will be completed by June 30, 2000.

6.   Sales of Real Property

     On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land). The Company has extended the current lease of its worldwide headquarters in Irvine, California, through January 2001.

     During December 1999, the Company received an $11.0 million deposit on the sale of its enterprise drive manufacturing facility in Tuas, Singapore. The total sales proceeds were $11.0 million and the sale was recognized during the three months ended March 31, 2000. The corresponding gain on the sale of $3.1 million is included in net restructuring charges for the three months ended March 31, 2000.

     During the three months ended March 31, 2000, the Company sold its Rochester, Minnesota enterprise research and development facility for $29.7 million. The resulting loss of $1.9 million is included in net restructuring charges for the three months ended March 31, 2000.

7.   Restructuring Activities

     CONSOLIDATION OF ASIA MANUFACTURING FACILITIES

     During the first half of 2000, the Company initiated a restructuring program directed at improving operational effectiveness and efficiency and reducing operational expenses worldwide. Charges related to these restructuring actions were accrued in the periods in which executive management committed to execute such actions. Committed actions for the six months ended December 31, 1999 included reorganization of operational and management responsibilities, transfer of hard drive production from Singapore to the Company's manufacturing facility in Malaysia, closure of the Company's Singapore operations, and taking property and equipment out of service and holding it for disposal. These actions resulted in a net reduction of worldwide headcount of approximately 1,600, of which approximately 140 were management, professional and administrative personnel and the remainder were manufacturing employees. In Asia, approximately 3,800 employees were reduced from the Company's Singapore operation and approximately 2,900 were added in Malaysia in connection with the transfer of production. The restructuring charges originally recorded during the six months ended December 31, 1999, as well as third-quarter changes to the original restructuring accruals are summarized in the table below. No additional restructuring charges for the Desktop product line were recorded during the quarter ended March 31, 2000.

     ENTERPRISE DRIVE MARKET

     On January 19, 2000, the Company announced its plans to exit the enterprise hard drive market and shift its strategic focus and resources in the enterprise storage market to Internet-related data content management systems and management software. In connection with this decision, the Company closed its Rochester, Minnesota enterprise hard drive design center and approximately 402 employees in the design center were laid off and given legally required notification and outplacement services. The exit from the enterprise market resulted in a restructuring charge of $38.1 million during the three months ended March 31, 2000. The restructuring charge consisted of $27.4 million for property and equipment write-offs (equipment taken out of service and held for disposal) including the loss on the sale of the Rochester facility, and $10.7 million for severance, outplacement and other incremental costs associated with the closure. Reducing these charges is the gain realized on the sale of the Tuas facility of $3.1 million, the favorable settlement of lease commitments in Singapore of $5.3 million and favorable settlement of 1999 restructuring accruals of $1.7 million. Below is a summary of the restructuring charges, the amounts paid and the ending accrual balance (in thousands) for the nine months ended March 31, 2000. The Company estimates that these restructuring efforts will be substantially completed by June 30, 2000.

                                                                   Nine Month Period Ended March 31, 2000
                                                                 ------------------------------------------
                                                                                  Non-Cash          Total
                                                                  Accruals         Charges         Charges
                                                                 ---------        --------        ---------
     Consolidation of Asian Operation:
         Fixed asset write-offs                                  $     --         $ 28,804        $ 28,804
         Severance and outplacement                                18,028               --          18,028
         Lease cancellation and other (net of favorable lease
           settlement of $5,252 recorded in third quarter)          5,733               --           5,733
                                                                ---------         --------        ---------
                                                                   23,761           28,804          52,565
     Closure of enterprise drive business:
         Fixed asset write-offs                                                     27,497          27,497
         Severance, outplacement and other                         10,651               --          10,651
                                                                 ---------        --------        ---------
                                                                   10,651           27,497          38,148
                                                                 ---------        --------        ---------
                                                                   34,412           56,301          90,713
     Cash Payments:                                               (26,364)             --
                                                                 ---------        --------
                                                                 $  8,048         $ 56,301
                                                                 =========        ========

     Changes to 1999 restructuring estimates:
         Gain on sale of Tuas building                                                              (3,100)
         Favorable settlement of 1999 restructuring accruals                                        (1,776)
                                                                                                 ---------
                                                                                                 $  85,837
                                                                                                 =========

8.   Product Recall

     On September 27, 1999, the Company announced a recall of its 6.8GB per platter series of WD Caviar(R) desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip. Replacement of the chips involved rework of the printed circuit board assembly. Revenues of approximately $100 million related to the products that were recalled were reversed in the three months ended October 2, 1999. In addition, the Caviar product line was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue during the three months ended October 2, 1999. Cost of revenues for the three months ended October 2, 1999 included charges totaling $37.7 million for estimated costs to recall and repair the affected drives, consisting of $23.1 million for repair and retrieval, $4.5 million for freight and other, and $10.1 million for write-downs of related inventory. By March 31, 2000, the Company had completed rework on approximately 83% of the 1.2 million units and had resolved its claims against third parties resulting from the recall.

9.   Investments in Marketable Securities

     The Company owns approximately 10.8 million shares of Komag common stock, which when acquired on April 8, 1999, had a fair market value of $34.9 million. The stock is restricted as to the number of shares which can be sold in a given time period. The restrictions lapse over a three and one-half year period. As of March 31, 2000, approximately 60% of these shares may be sold within twelve months. Because the Company has identified these shares as "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Investments in Certain Debt and Equity Securities" ("SFAS 115"), the amount sellable within twelve months has been marked to market value using published closing prices of Komag stock as of March 31, 2000. Accordingly, a total accumulated unrealized gain of $3.6 million is included in accumulated other comprehensive income
     (loss). The aggregate carrying value of the shares was $38.5 million (market value of approximately $40.9 million) as of March 31, 2000, of which $24.6 million relates to shares sellable within twelve months and is classified as current. Due to market conditions, as of April 28, 2000 the market value of all Komag shares held by the Company had declined to $31.7 million, of which $19.0 million relates to shares sellable within twelve months.

     The Company owns approximately 1.3 million shares of Vixel Corporation ("Vixel") common stock. The Company has identified these shares as "available for sale" under the provisions of SFAS 115. During the three months ended October 2, 1999, Vixel completed an initial public offering and the shares were marked to market value. At March 31, 2000 a total accumulated unrealized gain of $21.7 million is included in accumulated other comprehensive income (loss). The investment in Vixel common stock is classified as current. The aggregate carrying value of the shares, which approximates market value, is $21.7 million as of March 31, 2000. As of April 28, 2000 the market value had declined to $9.4 million, due to market conditions.

10.  Other Comprehensive Income (Loss)

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), beginning with the Company's fourth quarter of 1999. Prior to the fourth quarter of 1999, the Company did not possess any components of other comprehensive income as defined by SFAS 130. SFAS 130 separates comprehensive income into two components: net income and other comprehensive income (loss). Other comprehensive income
     (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders' equity (deficiency) but are excluded from net income (loss). While SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss), SFAS 130 has no impact on the Company's net loss or total shareholders' deficiency. The Company's other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as "available for sale" under SFAS 115. The components of total comprehensive loss for the three and nine-month periods ended March 31, 2000 were as follows (in millions):

                                      THREE-MONTH     NINE-MONTH
                                      PERIOD ENDED   PERIOD ENDED
                                      MAR. 31, 2000  MAR. 31, 2000
                                     --------------  -------------

Net loss                                $ (70.7)      $ (192.2)
Other comprehensive income:
    Unrealized gain on available
      for sale investments, net             1.8           27.4
                                        -------       --------
Total comprehensive loss                $ (68.9)      $ (164.8)
                                        =======       ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecasts" and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These statements appear in a number of places in this report and include statements regarding the intentions, plans, strategies, beliefs or current expectations of the Company with respect to, among other things:

    o    the financial prospects of the Company

    o    the Company's financing plans

    o litigation and other contingencies potentially affecting the Company's financial position, operating results, or liquidity

    o    trends affecting the Company's financial condition or operating results

    o the Company's strategies for growth, operations, product development and commercialization

    o conditions or trends in or factors affecting the computer, data storage, home entertainment or hard drive industry.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company's business and operating results, including those made under the captions "Risk factors related to the hard drive industry in which we operate" and "Risk Factors relating to Western Digital particularly" in this report, as well as the Company's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RECENT DEVELOPMENTS

During the first half of 2000, the Company initiated a restructuring program directed at improving operational effectiveness and efficiency and reducing operational expenses worldwide. Charges related to these restructuring actions were accrued in the periods in which executive management committed to execute such actions. Committed actions for the six months ended December 31, 1999 included reorganization of operational and management responsibilities, transfer of hard drive production from Singapore to the Company's manufacturing facility in Malaysia, closure of the Company's Singapore operations, and taking property and equipment out of service and holding it for disposal. These actions resulted in a net reduction of worldwide headcount of approximately 1,600, of which approximately 140 were management, professional and administrative personnel and the remainder were manufacturing employees. In Asia, approximately 3,800 employees were reduced from the Company's Singapore operation and approximately 2,900 were added in Malaysia in connection with the transfer of production. Restructuring charges recorded in connection with these actions totaled $57.8 million for the six-month period ended December 31, 1999. No additional restructuring charges for the Desktop product line were recorded during the third quarter ended March 31, 2000.

On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land). The Company has extended the current lease of its worldwide headquarters in Irvine, California, through January 2001, and has an option to extend the lease for an additional five-month period.

On September 27, 1999, the Company announced a recall of its 6.8GB per platter series of WD Caviar(R) desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip. Replacement of the chips involved rework of the printed circuit board assembly. Revenues of approximately $100 million related to the products that were recalled were reversed in the three months ended October 2, 1999. In addition, the Caviar product line was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue during the three months ended October 2, 1999. Cost of revenues for the three months ended October 2, 1999 included charges totaling $37.7 million for estimated costs to recall and repair the affected drives, consisting of $23.1 million for repair and retrieval, $4.5 million for freight and other, and $10.1 million for write-downs of related inventory. By March 31, 2000, the Company had completed rework on approximately 83% of the 1.2 million units and had resolved its claims against third parties resulting from the recall.

In December 1999, the Company agreed to sell a manufacturing facility in Tuas, Singapore for cash proceeds of $11.0 million. In January 2000, the Company also agreed to sell its Rochester, Minnesota facility for cash proceeds of approximately $29.7 million. The sales were recognized during the third quarter and the corresponding gain of $3.1 million on the Tuas facility and the loss of $1.9 million on the Rochester facility are included in the net restructuring charge for the third quarter ended March 31, 2000.

On January 19, 2000, the Company announced its plans to exit the enterprise hard drive market and shift its strategic focus and resources in the enterprise storage market to Internet-related data content management systems and management software. In connection with this decision, the Company closed its Rochester, Minnesota enterprise hard drive design center, and approximately 402 employees in the design center were laid off and given legally required notification and outplacement services. The exit from the enterprise market resulted in a restructuring charge of $38.1 million during the three months ended March 31, 2000. The restructuring charge consisted of $27.4 million for equipment write-offs (equipment taken out of service and held for disposal) including the loss on the sale of the Rochester facility, and $10.7 million for severance, outplacement and other incremental costs associated with the closure. Reducing these charges is the gain realized on the sale of the Tuas facility of $3.1 million, the favorable settlement of lease commitments in Singapore of $5.3 million and favorable settlement of 1999 restructuring accruals of $1.7 million. The Company estimates that the restructuring effort will be substantially completed by June 30, 2000. Also, as a direct result of the exit from the enterprise drive market, the Company had nonrecurring "special" charges of $34.8 million during the three months ended March 31, 2000. These charges are included in costs of revenues and consist of vendor settlements, incremental warranty accruals and inventory write-downs resulting from the immediate termination of operations.

RESULTS OF OPERATIONS

Consolidated revenues were $516.6 million for the three months ended March 31, 2000, a decrease of 23%, or $151.9 million, from the three months ended March 27, 1999 and a decrease of 8%, or $43.6 million, from the immediately preceding quarter. The lower revenues during the three months ended March 31, 2000 as compared to the corresponding period of the prior year and the immediately preceding quarter, resulted from the Company's decision in the third quarter of 2000 to exit the high end enterprise hard drive market and a decline in the average selling prices (ASP's) of hard drive products due to an intensely competitive hard drive market, partially offset by slight increases in desktop unit shipments.

Consolidated revenues were $1.5 billion for the nine months ended March 31, 2000, down 28% from the nine months ended March 27, 1999. The lower revenues resulted from the exit from the enterprise hard drive market combined with lower ASPs and a decline in unit shipments of approximately 8%, which was largely due to the product recall in the three months ended October 2, 1999.

The gross profit for the three months ended March 31, 2000, totaled $11.6 million, or 2% of revenue. This compares to a gross profit of $39.9 million, or 6% of revenue, for the three months ended March 27, 1999, and $20.2 million, or 4% of revenue, for the immediately preceding quarter. The gross profit for the current quarter included $34.8 million of special charges directly relating to the exit from the enterprise hard drive market, as discussed above. Excluding the special charges, consolidated gross profit for the current quarter was $46.4 million, or 9% of revenue. The increase in gross profit (excluding special charges) over the three months ended March 27, 1999 and the immediately preceding quarter was primarily the result of lower manufacturing costs due to recent restructurings and the transfer of all desktop production to a single, highly utilized facility in Malaysia. The consolidated gross profit for the nine months ended March 31, 2000 totaled $39.0 million, or 3% of revenue (excluding special charges of $72.5 million). This compares to a gross profit for the nine months ended March 27, 1999 of $53.3 million, or 3% of revenue (excluding special charges of $77 million). The decline in gross profit for the current nine-month period was the result of lower volumes due to the product recall and lower ASPs, offset by the Company's restructuring and cost-cutting efforts.

Research and development ("R&D") expense for the three months ended March 31, 2000 was $33.8 million, a decrease of $28.9 million from the three months ended March 27, 1999 and a decrease of $10.3 million from the immediately preceding quarter. R&D expense for the nine months ended March 31, 2000 was $128.0 million, a decrease of $37.0 million from the nine months ended March 27, 1999. The decrease in R&D expenses was primarily due to the Company's exit from the enterprise hard drive market and its expense reduction efforts, particularly expenses associated with hard disk drive development, partially offset by increased spending at Connex and Sagetree, the Company's subsidiaries, and other new venture development efforts. Also included in R&D spending for the three and nine-months ended March 27, 1999 was $12 million of special charges associated with the acquisition of in process R&D.

Selling, general and administrative ("SG&A") expense in the three months ended March 31, 2000, was $34.0 million, a decrease of $12.2 million from the three months ended March 27, 1999 and a decrease of $5.1 million from the immediately preceding quarter. The decrease in SG&A expense for the three months ended March 31, 2000 compared to the three months ended March 27, 1999 and the immediately preceding quarter was primarily due to the Company's exit from the enterprise hard drive market and its expense reduction efforts, particularly SG&A expenses associated with the Company's hard disk drive business. The decrease was partially offset by increased spending at Connex, Sagetree and other of the Company's developing ventures. SG&A expense was $116.9 million for the nine months ended March 31, 2000, a decrease of $34.5 million from the nine months ended March 27, 1999. The decrease was the result of the exit from the enterprise hard drive market, expense reduction efforts, and the nonrecurrence of a $7.5 million special charge on terminated hedging contracts recorded in SG&A expense during the nine months ended March 27, 1999.

Net interest and other income for the three months ended March 27, 2000 was $13.5 million, compared to net interest expense of $4.2 million for the three months ended March 27, 1999 and net interest expense of $3.0 million in the immediately preceding quarter. The increase in net interest and other income for the three months ended March 31, 2000 was due to a $14.7 million gain on disposition of certain investment securities and lower interest expense on the Company's convertible debentures (the average carrying value of the Company's convertible debentures was lower due to the debenture redemptions which occurred during the immediately preceding quarter). Net interest and other income was $5.1 million for the nine months ended March 31, 2000 as compared to net interest expense of $10.1 million for the nine months ended March 27, 1999. The increase in net interest and other income was due to the $14.7 million gain and a decrease in interest expense on the Company's convertible debentures.

The Company initiated significant restructuring efforts during the nine months ended March 31, 2000. As a result, net restructuring charges of approximately $28.0 million and $85.8 million were recorded during the three and nine months ended March 31, 2000, respectively. The charges related to severance and outplacement, the write-off of fixed assets taken out of service and to be disposed of, lease cancellation and other charges, as discussed above.

During the nine months ended March 31, 2000, the Company issued common stock in exchange for its convertible debentures which were retired in non-cash transactions. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $166.9 million during the six months ended December 31, 1999. There were no redemptions during the three months ended March 31, 2000.

The Company did not record an income tax benefit in any periods presented as no additional loss carrybacks were available and management deemed it "more likely than not" that the deferred tax benefits generated would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $202.1 million as compared to $226.1 million at July 3, 1999 and $163.7 million at December 31, 1999. Net cash used in operations was $19.5 million and $120.8 million for the three and nine months ended March 31, 2000 respectively, as compared to $38.9 million and $87.3 million for the comparable periods of the prior year. Net cash used in operations for the nine months ended March 31, 2000 increased by $33.5 million as compared to the nine months ended March 27,1999, due to higher expenditures for restructuring activities and the product recall.

Operating cash flows provided by changes in working capital amounted to $6.2 million and $119.3 million for the three and nine months ended March 31, 2000, respectively and reflect the Company's management of operating assets and liabilities during the periods. For the three months ended March 31, 2000, the Company's days of sales outstanding ("DSO") was 31 days, inventory turned 21 times and days of payables outstanding was 52 days.

Excluding charges and cash used for restructuring and other nonrecurring activities, operations provided net cash of $18.2 million for the three months ended March 31, 2000 as compared to usage of $8.0 million for the three months ended December 31, 1999. Cash used for restructuring and other nonrecurring activities was $37.7 million for the three months ended March 31, 2000 and consisted of expenditures for severance and outplacement, lease cancellations and product recall costs.

Other uses of cash during the nine months ended March 31, 2000 included the repayment of bank debt of $50.0 million and net capital expenditures of $17.1 million, primarily to upgrade the Company's desktop hard drive production capabilities and for normal replacement of existing assets. Other sources of cash during the period included proceeds of $93.8 million received upon issuance of 20.5 million shares of the Company's stock under the Company's equity facility, and $66.8 million received on sales of real property during the period.

The Company anticipates that capital expenditures for the remainder of 2000 will not be more than $15 million and will relate to accommodating new technologies and new product lines, normal replacement of existing assets and expansion of production capabilities in Malaysia. The Company also anticipates cash expenditures of approximately $10.0 million to be paid in the remaining three months of 2000 related to the Company's restructuring programs, primarily for severance and outplacement costs, lease cancellation and other costs of vacating leased properties, and settlements with vendors on existing purchase orders related to the Company's exit from its enterprise hard drive market.

The Company's credit facility matured on March 31, 2000. The remaining balance on the term loan was repaid using the proceeds from the equity facility during the three months ended March 31, 2000. The Company has a commitment for a new Senior Credit Facility that will provide up to a $150 million revolving credit line (depending on a borrowing base calculation). The new Senior Credit Facility will be secured by the Company's accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets of the Company, excluding the Company's Connex and Sagetree subsidiaries. At the option of the Company, borrowings would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Company anticipates that the new Senior Credit Facility will be completed by June 30, 2000.

Under an existing equity facility, the Company may issue shares of common stock to institutional investors for cash, in monthly increments of $12.5 million. The facility provides for up to $150.0 million in cash proceeds of which $93.8 million had been utilized as of March 31, 2000. Shares sold under the facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25.

During the six months ended December 31, 1999, the Company issued 26.7 million shares of common stock in exchange for Debentures with a book value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $166.9 million during the six months ended December 31, 1999. There were no redemptions during the three months ended March 31, 2000. As of March 31, 2000, the book value of the remaining outstanding Debentures was $222.6 million and the aggregate principal amount at maturity was $561.6 million.

The Company expects to continue to incur operating losses in 2000. The Company had a shareholders' deficiency of $108.8 million as of March 31, 2000. However, the Company had cash balances of $202.1 million and working capital of $8.8 million as of March 31, 2000. In addition, the Company has significantly restructured its operations and has other sources of liquidity available. In light of these conditions, the company has the following plans and other options:

    o The Company's ongoing operating expenses and capital expenditures have been reduced substantially as compared to historical levels due to:

         --   Recent restructurings;

         --   Reduced general and administrative spending; and

         -- Lower fixed spending resulting from the closure of its Santa Clara, California disk media operations, its disk drive manufacturing facilities in Tuas and Chai Chee, Singapore, and its enterprise hard drive design center in Rochester, Minnesota.

    o The Company has the following additional sources of liquidity available to it:

         --   $56.2 million remaining available under the Equity Facility;

         -- Other equity investments that may be disposed of during the next twelve months, including 6.5 million shares of Komag common stock and 1.3 million shares of Vixel common stock with a combined market value of approximately $28.4 million as of April 28, 2000.

         -- The Company has a commitment for a new Senior Credit Facility that will provide up to a $150 million revolving credit line (depending on a borrowing base calculation). The Company anticipates that the new Senior Credit Facility will be completed by June 30, 2000.

         -- The Company is also pursuing other sources of private equity financing for its developing subsidiaries.

Based on the above factors, the Company believes its current cash balances, its existing equity facility, and other liquidity sources currently available to it, will be sufficient to meet its working capital needs through the next twelve months. There can be no assurance that a new bank facility will be obtained or the equity facility will continue to be available to the Company. Also, the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading "Risk factors relating to Western Digital particularly."

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133" ("SFAS 137"), which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements". This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB101 to have a material impact on the Company's consolidated results of operations.

YEAR 2000

On January 1, 2000, the Company incurred nominal impact on its products, equipment, computer systems and applications as a result of the Year 2000 issue. The Company attributes this to its Year 2000 readiness efforts. As of December 31, 1999, systems remediation and integration testing and development of the Company's contingency plans had been completed. Supplier management is an ongoing process, and no material impact was felt from lack of supplier readiness at January 1, 2000. Although the Company did not experience any material problems related to the Year 2000 issue, there can be no assurances that problems relating to the Year 2000 issue will not manifest themselves in the future. Expenditures related to the Year 2000 project, excluding normal replacement of existing capital assets, totaled approximately $12.2 million.

RISK FACTORS RELATED TO THE HARD DRIVE INDUSTRY IN WHICH WE OPERATE

Our operating results depend on our being among the first-to-market and first-to-volume with our new products.

    To achieve consistent success with computer manufacturer customers we must be an early provider of next generation hard drives featuring leading technology and high quality. If we fail to:

    o consistently maintain or improve our time-to-market performance with our new products

    o produce these products in sufficient volume within our rapid product cycle

    o qualify these products with key customers on a timely basis by meeting our customers' performance and quality specifications, or

    o    achieve acceptable manufacturing yields and costs with these products then our market share would be adversely affected, which would harm our operating results.

Short product life cycles make it difficult to recover the cost of development.

     Over the past few years hard drive areal density (the gigabytes of storage per disk) has increased at a much more rapid pace than previously, and we expect this trend to continue. Higher areal densities mean that fewer heads and disks are required to achieve a given drive capacity. This has significantly shortened product life cycles, since each generation of drives is more cost effective than the previous one. Shorter product cycles make it more difficult to recover the cost of product development.

Short product life cycles force us to continually qualify new products with our customers.

    Due to short product life cycles, we must regularly engage in new product qualification with our customers. To be considered for qualification we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume computer manufacturers, most of which continue to consolidate their share of the PC market. These risks are magnified because we expect cost improvements and competitive pressures to result in declining sales and gross margins on our current generation products.

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

We depend on our key personnel.

    Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard drive industry is intense. We have lost a number of experienced hard drive engineers over the past two years as a result of the loss of retention value of their employee stock options (because of the decrease in price of our common stock) and aggressive recruiting of our employees. If we are unable to retain our existing employees or hire and integrate new employees, our operating results would likely be harmed.

RISK FACTORS RELATING TO WESTERN DIGITAL PARTICULARLY

Loss of market share with a key customer could harm our operating results.

    A majority of our revenue comes from a few customers. For example, for the nine-month period ended March 31, 2000, sales to our top 10 customers accounted for approximately 58% of revenues. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. For example, this occurred early in the third quarter of 2000 in our enterprise hard drive market and is one of the factors which led to the Company's decision to exit the enterprise hard drive market and close its Rochester, Minnesota facility.

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

    To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, as we did in 1998 when we accelerated our transition to magnetoresistive recording head technology, and as we are doing as a result of our decision to exit the enterprise hard drive market.

    In April 1999, we entered into a three year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. This strategic relationship has reduced our media component costs; however, it has increased our dependence on Komag as a supplier. Our future operating results will depend substantially on Komag's ability to timely qualify its media components in our new development programs and to supply us with these components in sufficient volume to meet our production requirements. Any disruption in Komag's ability to manufacture and supply us with media would likely harm our operating results.

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

    Our volume manufacturing operations currently are based in one facility in Malaysia. A fire, flood, earthquake or other disaster or condition affecting our facility would almost certainly result in a loss of substantial sales and revenue and harm our operating results.

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

    We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place, as occurred in Malaysia during the first quarter of 1999. As a result of the Malaysian currency controls, we are no longer hedging the Malaysian currency risk.

Our plan to broaden our business in data and content management, storage and communication takes us into new markets.

    We have recently entered the storage subsystem market through our Connex subsidiary. In this market we are facing the challenges of building volume and market share in a market which is new to us but which has several established and well-funded competitors. There is already significant competition for skilled engineers, both in the hardware and software areas, in this market. Our success will depend on Connex's ability to develop, introduce and achieve market acceptance of new products, applications and product enhancements, and to attract and retain skilled engineers. Additionally, our competitors in this market have established intellectual property portfolios. Our success will also depend on our ability to license existing intellectual property or create new innovations. Moreover, our competitors' established intellectual property portfolios increase our risk of intellectual property litigation.

    We are also developing hard drives and storage devices for the emerging audio-visual market. We will be facing the challenge of developing products for a market that is still evolving and subject to rapid changes and shifting consumer preferences. There are several competitors which have also entered this emerging market, and there is no assurance that the market for digital storage devices for audio-visual content will materialize or support all of these competitors.

      We have recently entered the data warehouse software and services market through our SageTree subsidiary and are considering other initiatives related to data and content management, storage and communication. In any of these initiatives we will be facing the challenge of developing products and services for markets that are still evolving and which have many current and potential competitors.

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

    Our success depends, in significant part, on the proprietary nature of our technology, including non-patentable intellectual property such as our process technology. Despite safeguards, to the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may not be challenged or exploited by others in the industry, which might harm our operating results.

Inaccurate projections of demand for our product can cause large fluctuations in our quarterly results.

    If we do not forecast total quarterly demand accurately, it can have a material adverse effect on our quarterly results. We typically book and ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it is difficult for us to match our production plans to customer demands. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

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

     o    acceptance by customers of competing products in lieu of our products

     o    variations in the cost of components for our products

     o limited access to components that we obtain from a single or a limited number of suppliers, such as Komag

     o    competition and consolidation in the data storage industry

     o seasonal and other fluctuations in demand for computers often due to technological advances.

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

    We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. Key estimates and assumptions for us include:

     o    accruals for warranty against product defects

     o price protection adjustments on products sold to resellers and distributors

     o    inventory adjustments for write-down of inventories to fair value

     o    reserves for doubtful accounts

     o    accruals for product returns.

The market price of our common stock is volatile.

    The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

     o    actual or anticipated fluctuations in our operating results

     o announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence

     o    new products introduced by us or our competitors

     o periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures

     o    developments with respect to patents or proprietary rights

     o conditions and trends in the hard drive, data and content management, storage and communication industries

     o changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general.

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

    Due to our recent financial performance and the risks described in this Report, in the future we may be unable to maintain adequate financial resources for capital expenditures, working capital and research and development. Our prior borrowing agreement with our banks matured on March 31, 2000, and we have received a commitment letter for a new credit facility. As of the date hereof, the definitive agreement for the new credit facility has not been finalized. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot insure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.

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

Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar, the British Pound and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company has discontinued hedging its Malaysian Ringgit currency risk. Future hedging of this currency will depend on currency conditions in Malaysia. The imposition of exchange controls by the Malaysian government resulted in a $7.5 million realized loss on terminated hedging contracts in the first quarter of 1999. As a result of the closure of the

Company's Singapore operations in 2000, the Company has also discontinued its hedging program related to the Singapore Dollar.

As of March 31, 2000, the Company had outstanding the following purchased foreign currency forward exchange contract (in millions, except average contract rate):

                                                          MARCH 31, 2000
                                         --------------------------------------------
                                                            WEIGHTED
                                            CONTRACT        AVERAGE        UNREALIZED
                                             AMOUNT      CONTRACT RATE        GAIN*
                                         -------------   -------------     ----------
                                                (U.S. DOLLAR EQUIVALENT AMOUNTS)
Foreign currency forward contracts:
  British Pound Sterling..............      $  3.1           1.60               --

------------

* Unrealized gains on contracts are deferred and recognized in the results of operations in the period in which the hedged transactions are consummated, at which time the gain is offset by the increased U.S. Dollar value of the local currency operating expense.

During the three and nine months ended March 31, 2000 and March 27, 1999 total realized transaction and forward exchange contract currency gains and losses (excluding the $7.5 million realized loss on the Malaysian Ringgit realized in the first quarter of 1999), were immaterial to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates (up to approximately 25%) would materially affect the Company's consolidated financial statements.

DISCLOSURE ABOUT OTHER MARKET RISKS

Fixed Interest Rate Risk

At March 31, 2000, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $85.6 million, compared to the related book value of $222.6 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company's option.

The Company has various note receivables from other companies. All of the notes carry a fixed rate of interest. Therefore a significant change in interest rates would not impact the Company's consolidated financial statements.

Variable Interest Rate Risk

The Company's credit facility matured on March 31, 2000 and the Company has a commitment for a new Senior Credit Facility. The Company anticipates that the new Senior Credit Facility will be completed by June 30, 2000. The Company will not be able to borrow under the new credit facility until its completion. The Company currently has no variable interest rate risk.

Fair Value Risk

The Company owns approximately 10.8 million shares of Komag, Inc. common stock. The stock is restricted as to the percentage of total shares which can be sold in a given time period. The unrestricted portion of the total Komag shares acquired represents the shares which can be sold within one year. The Company determines, on a quarterly basis, the fair market value of the unrestricted Komag shares and records an unrealized gain or loss resulting from the difference in the fair market value of the unrestricted shares as of the previous quarter end and the fair market value of the unrestricted shares on the measurement date. As of March 31, 2000, a $3.6 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. As of March 31, 2000, the quoted market value of the Company's Komag common stock holdings, without regard to discounts due to sales restrictions, was $40.9 million. As a result of market conditions, the market value had declined to $31.7 million as of April 28, 2000. Due to market fluctuations, an additional decline in the stock's fair market value could occur. A significant decline (50% or more) could materially adversely impact the Company's consolidated financial statements.

The Company owns approximately 1.3 million shares of Vixel common stock. The shares were restricted as to sale until March 28, 2000 pursuant to an agreement with Vixel's underwriters. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of March 31, 2000, a $21.7 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. As a result of market conditions, the market value of the shares had declined from $21.7 million as of March 31, 2000 to $9.4 million as of April 28, 2000. Due to market fluctuations, an additional decline in the stock's fair market value could occur.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        10.19 Retention Agreement effective September 21, 1998 between registrant and Teresa A. Hopp

        10.32.4 Sixth Amendment to the Company's Retirement Savings and Profit Sharing Plan

        10.32.5 Seventh Amendment to the Company's Retirement Savings and Profit Sharing Plan

        10.34         Western Digital Broad-Based Stock Incentive Plan

        10.44 Amended and Restated Purchase Agreement dated February 23, 2000, by and between Western Digital Corporation and Mayo Foundation

        27            Financial Data Schedule

-------------------------------


(b)   REPORTS ON FORM 8-K:

      On January 19, 2000, the Company filed a current report on Form 8-K to file its press release dated January 13, 2000, announcing the appointment of Matthew E. Massengill as President and Chief Executive Officer and to file its press release dated January 19, 2000, announcing its decision to exit the enterprise hard drive market.

      On January 21, 2000, the Company filed a current report on Form 8-K to file its press release dated January 20, 2000, announcing the expected range of the net loss and loss per share for its second quarter.

      On January 31, 2000, the Company filed a current report on Form 8-K to file its press release dated January 25, 2000, announcing its second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WESTERN DIGITAL CORPORATION
                                   Registrant


                                   /s/ Teresa Hopp
                                   ---------------------------------------------
                                       Teresa Hopp
                                       Senior Vice President
                                       and Chief Financial Officer

Date:    May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

        10.19 Retention Agreement effective September 21, 1998 between registrant and Teresa A. Hopp

        10.32.4 Sixth Amendment to the Company's Retirement Savings and Profit Sharing Plan

        10.32.5 Seventh Amendment to the Company's Retirement Savings and Profit Sharing Plan

        10.34         Western Digital Broad-Based Stock Incentive Plan

        10.44 Amended and Restated Purchase Agreement dated February 23, 2000, by and between Western Digital Corporation and Mayo Foundation

        27            Financial Data Schedule