Form 10-K
period 2000-06-30
WESTERN DIGITAL CORP
filed 2000-09-28
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 1-8703

WESTERN DIGITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	92-2647125 (I.R.S. Employer Identification No.)

8105 Irvine Center Drive Irvine, California (Address of principal executive offices)	92618 (Zip Code)
Registrant’s telephone number, including area code:  (949) 932-5000
Registrant’s Web Site:  http://www.westerndigital.com
Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	on which registered:

Common Stock, $.01 Par Value Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

      As of August 31, 2000, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $863.4 million.

      As of August 31, 2000, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 147,551,931.

Documents Incorporated by Reference

      Information required by Part III is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2000

      The Company has a 52 or 53-week fiscal year. In order to align its manufacturing and financial calendars, effective during the three months ended December 31, 1999, the Company changed its fiscal calendar so that each fiscal month ends on the Friday nearest to the last day of the calendar month. Prior to this change, the Company’s fiscal month ended on the Saturday nearest to the last day of the calendar month. The change did not have a material impact on the Company’s results of operations or financial position. The 1998, 1999 and 2000 fiscal years ended on June 27, July 3, and June 30, respectively, and consisted of 52 weeks for the fiscal years 1998 and 2000, and 53 weeks for the fiscal year 1999.

      Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters.

      The Company’s principal executive offices are located at 8105 Irvine Center Drive, Irvine, California 92618. The Company’s telephone number is (949) 932-5000 and its web site is http://www.westerndigital.com. The information on the web site is not incorporated in this report.

PART I

Item 1.  Business

General

      Western Digital Corporation (the “Company” or “Western Digital”) designs, develops, manufactures and markets hard drives featuring leading-edge technology. A hard drive is a storage device found in most computers that stores data on one or more rotating magnetic disks that provide fast access to data that must be readily available to users of computers or other devices. The Company’s hard drives are designed for the desktop PC market and for the emerging market for hard drives specially designed for digital audio-visual applications, such as new digital video recording devices, digital cable set-top boxes, satellite television boxes, audio/ visual juke boxes and video game devices. The Company’s hard drive products currently include 3.5-inch form factor hard drives ranging in storage capacity from 7.5 gigabytes (“GB”) to 45.0 GB. The Company sells its products worldwide to computer manufacturers for inclusion in their computer systems or subsystems and to distributors, resellers and retailers. The Company’s products are currently manufactured in Malaysia. In January 2000, the Company announced its decision to exit the market for hard drives manufactured for enterprise computer systems and closed its Rochester, Minnesota enterprise hard drive design center.

      The Company continuously evaluates opportunities to extend its data storage product offerings and to expand beyond the traditional market for hard drives into new markets which meet certain predefined criteria. The Company considers new or high growth markets for data or content storage, management, and communication which have few entrenched competitors and offer the prospect of a sustained competitive advantage through unique or proprietary technology. In February 1999, the Company acquired Connex, Inc. (“Connex”), a San Jose-based startup company formed to develop storage solutions for the Windows NT and UNIX server environments for the rapidly changing storage market. Connex’s first product, the “N3000™” is a network attached storage (“NAS”) appliance targeted at workgroups and small departments where multiple users access shared data files over a local area network. Connex has also developed a suite of software products for the management of a storage area network (“SAN”). For further discussion of Connex, see under the heading “Products — Products Developed by Connex”, and see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      In February 2000, the Company contributed the assets comprising its emerging business in analytical software for data warehouses to a newly formed subsidiary, SageTree, Inc. (“SageTree”). The Company formed this subsidiary in anticipation of the possibility of obtaining financing from outside the Company for the operation and development of this emerging business. In June 2000, SageTree received a direct investment from NCR Corporation in exchange for a minority interest in SageTree. SageTree has expanded the functionality of its software and now offers SageQuest™, a software package for enterprise-wide supply chain management, product lifecycle management and decision support in the manufacturing industry. For further discussion of SageTree, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      The Company will monitor the development of new markets related to data or content storage and storage management, and communication of digital content and network intelligence, and may from time to time offer new products or services to address appropriate new markets.

Industry

      Desktop PC Market. According to International Data Corporation, the desktop computer segment is the largest segment of the worldwide personal computer market, accounting for approximately 78% of global personal computer shipments in calendar 1999. As a result, desktop computers were the leading source of demand for hard drives, accounting for more than 70% of all hard drive units shipped worldwide in calendar 1999, according to International Data Corporation. Over 90% of Western Digital’s hard drive unit shipments in 2000 were sold to this market. Desktop personal computers for entry level to experienced users are used in both commercial and consumer environments. The demand for hard drive capacity continues to grow in part due to:

•	continued improvements in desktop computing price to performance ratios;

•	continued growth of the sub-$1,000 PC market;

•	the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

•	larger file sizes created by multimedia-intensive applications such as high-fidelity audio and video; and

•	the exchange of increasing volumes of digital content among users across the Internet and intranets with the proliferation of collaborative computing and sharing of audio and video content.

      Future demand growth for desktop computer hard drives also may be driven by new and emerging hard drive markets. In August 2000, International Data Corporation forecasted that the worldwide desktop computer hard drive market would grow from approximately 133 million units in calendar 1999 to 247 million units in calendar 2004, reflecting a compound annual growth rate of approximately 13.2%. However, it forecasts that revenue growth will only be approximately 3.6% through calendar 2004, reflecting the impact of severe price competition. See Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

      Desktop PCs are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are used on desktop PCs primarily word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and other related applications. Desktop PCs typically utilize the Enhanced Integrated Drive Electronics (“EIDE”) interface for their hard drives. The Company believes the minimum storage requirements in the past year for entry-level PCs were generally 6.8 GB to 10.2 GB of formatted capacity.

      The industry continues to supply increased capacity per unit as users’ system needs increase and technological and manufacturing advances continue to make higher capacity drives more affordable. In the mainstream desktop PC market, the Company believes that the rate of increase in storage capacity per unit has recently outpaced the rate of increase in demand for such capacity. This will result in the Company changing its product mix, with an increasing percentage of lower capacity hard drives manufactured with fewer heads and disks per unit. The Company believes that even though units demanded will increase, this changing product mix will reduce the average selling price per hard drive unit in the desktop PC market. In contrast, the emerging use of hard drives to record and play back audio and video content in the audio-visual market is expected to create demand for storage capacity that will exceed the growth in demand for increased capacity in the desktop PC market. Overall, industry sources believe that the current rate of increase in storage capacity per unit shipped will continue for the foreseeable future. Accordingly, the Company believes that time-to-market, time-to-volume and time-to-quality leadership with higher capacity drives at attractive price levels will continue to be critical to its future success in serving this market.

      Users of desktop PCs, especially entry-level desktop PCs, have become increasingly price sensitive. In 1999 the market for desktop PC’s priced below $1,000 grew significantly, and in 2000 the market for desktop PC’s priced below $800 was the fastest growing segment of the market. These systems typically do not contain high performance hard drives, but the growth of these segments has placed downward price pressure on higher cost systems as well, thereby contributing to the increasing price pressures on desktop hard drives. The Company has development efforts underway to specifically address the entry-level consumer PC market. See Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Products

      The Company’s WD Caviar® and WD Protege™ brand products are designed to serve the advanced and value portions, respectively, of the desktop PC hard drive market, and its WD Performer™ brand products are designed to serve the emerging audio-visual portion of the hard drive market.

      Desktop PC Products. The WD Caviar family currently consists of 1.0” high, 3.5-inch form factor products with capacities ranging from 7.5 GB to 45.0 GB and rotation speeds of 5400 and 7200 revolutions per minutes (“rpm”). In 1998 the Company introduced the Data Lifeguard™ feature, an exclusive data reliability feature which is now implemented in all of the Company’s hard drives. Data Lifeguard protects end-user data by automatically detecting, isolating, and repairing possible problem areas on the hard drive before data loss can occur. The WD Caviar products utilize the EIDE interface, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in substantially all of the Company’s desktop PC hard drives is ATA/ 66, which signifies an internal data transfer rate of 66 megabytes per second, approximately twice as fast as the previous generation of EIDE interface. The Company currently sells a line of hard drives and related adapters which are designed to accommodate an interface known as “1394/ Firewire/ i.Link”, for use primarily in connecting digital consumer electronic devices, such as digital video camcorders.

      The WD Caviar product line generally leverages a common architecture or “platform” for various products with different capacities to serve the differing needs of the desktop PC market. This platform strategy results in commonality of components across different products, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. This platform strategy also enables computer manufacturer customers to leverage their qualification efforts onto successive product models. The Company expects to utilize the WD Caviar platform strategy as it develops products for the emerging market for hard drives specifically designed for audio-visual applications, such as new digital video recording devices.

      Products for Emerging Audio-visual Markets. Audio-visual content stored for entertainment has historically been stored on removable media, such as compact disks (“CDs”), digital video disks (“DVDs”), and videotape. These media have also been used to transport and deliver the content. The emergence of broadband communications as a means of delivery of digital content makes it unnecessary to use the removable media itself for delivery. This allows hard drives to become the storage media for this digital, audio-visual content as it is delivered through broadband communications. This has led to the use of hard drives in products for consumer broadband communications networks, such as cable and satellite networks. Audio-visual applications such as digital video recording devices represent a developing market opportunity for the Company’s hard drive technologies. Hard drive technology makes it possible to simultaneously record and play back content; to pause and skip forward and backward during live broadcasts; and to rapidly access large amounts of audio-visual content.

      The Company offers customized design capabilities and unique hard drive technologies for consumer applications; however, where practical, the Company intends to leverage its existing product line architectures for the various products for the audio-visual market. The Company is currently offering the WD Performer™ hard drive line, designed for use in consumer audio-video applications. It is also developing hard drives and products incorporating hard drive technology for consumer electronics products including digital cable set-top boxes, satellite television boxes, audio-visual juke boxes and video game devices. Because the market for these products has not yet developed, it is too early to project the likely size and growth of such market. For further discussion of this product development effort, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      Products Developed by Connex. Connex offers a network attached storage appliance, the N3000™, featuring a fully integrated controller, up to six hard drives, an integrated tape for backup, automatic connectivity for remote management, and plug-and-play installation capability. The system includes Connex’s storage management software. Connex is offering an expanded version of this product, the N3100™, which features up to eight hard drives. The systems are marketed to workgroups and small departments where multiple users access shared data files over a local area network. Connex has also developed a suite of software products for the management of a storage area network. A storage area network is a network of storage devices connected by Fibre Channel or other high-speed network, which allows an enterprise to store and manage large amounts of data in a centralized method off of an enterprise’s local area network. Connex’s SANavigator™ product, manages the overall SAN, discovers SAN devices, physically and logically maps devices, manages data paths, launches other applications, monitors the health of the SAN and remedies problems through an intuitive, easy-to-use graphical user interface. Connex sells its products through distributors and value-added resellers and is targeting select original equipment manufacturers. Its hardware products are manufactured by third parties under contract manufacturing arrangements, in accordance with

Connex’s designs and specifications. For further discussion of Connex, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      Products Developed by SageTree. SageTree offers analytical software, branded SageQuest™, and services for enterprise-wide supply chain intelligence, product lifecycle intelligence and decision support in the manufacturing industry. The SageQuest™ software is a Web-based suite of packaged analytic applications designed for the manufacturing industry. The applications collect and synthesize dissimilar data across an enterprise and transform the data into customized, accurate reports that assist management in solving business and operational issues. This allows rapid analysis and management of a manufacturer’s products and components at all stages of the product lifecycle, including products in manufacturing and in the field. The applications use advanced analytics and data warehousing technology to create “supply chain intelligence”. The objectives of supply chain intelligence include improved manufacturing yield, product quality and reliability, and customer satisfaction. The Company expects to begin selling SageQuest software in 2001.

      SageTree also offers professional services for data warehousing and analytic applications, including manufacturing and supply chain consulting, implementation services, advanced analytics, training and post-implementation support.

Technology and Product Development

      Hard drives are used to record, store and retrieve digital data. Their performance attributes are currently better than removable or floppy disks, optical disk drives and tape, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

“Storage capacity” — the amount of data that can be stored on the hard drive — commonly expressed in gigabytes.

“Average seek time” — the time needed to position the heads over a selected track on the disk surface — commonly expressed in milliseconds.

“Internal data transfer rate” — the rate at which data is transferred to and from the disk — commonly expressed in megabits per second.

“Spindle rotational speed” — the rotational speed of the disks inside the hard drive — commonly expressed in rpms or revolutions per minute.

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

      The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks and controls the heads. The location of data on each disk is logically maintained in concentric tracks which are divided into sectors. The computer sends instructions to the controller to read data from or write data to the disks based on track and sector locations. Guided by instructions from the controller, the head stack assembly is pivoted and swung across the disk by a head actuator or motor until it reaches the selected track of a disk, where the data is recorded or retrieved.

      Industry standard interfaces are utilized to allow the disk drive to communicate with the computer. Currently, the primary interface for desktop PCs is EIDE. Increasingly, work station computers are using the EIDE interface as well. As computer performance continues to improve, the hard drive will need to deliver information faster than this interface can handle. Accordingly the desktop PC industry plans to transition to higher speed interfaces to handle the higher data transfer rates. The Company is working to develop products that will support these higher speed interfaces.

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

      Head technology is one of the variables affecting areal density. The desktop hard drive industry has completed a transition to magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. Magnetoresistive heads have discrete read and write structures which provide more signal than the older thin-film inductive heads. This allows significantly higher areal densities, which increases storage capacity per disk and improves manufacturing margin and product reliability. The Company completed the transition to magnetoresistive head technology in 1999 and in 2000 completed the transition to the next generation of head technology, known as giant magnetoresistive. Certain of the Company’s competitors in the desktop PC hard drive market moved more quickly than the Company into magnetoresistive head technology, achieving time-to-market leadership at higher capacity points; however, the Company was a leader in the transition to giant magnetoresistive head technology. The Company began volume shipments of its first giant magnetoresistive-based hard drive products for the desktop PC market in the third quarter of 1999, and currently all of the Company’s desktop product offerings employ giant magnetoresistive head technology.

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

      Manufacturers. Sales to manufacturers accounted for 69%, 70% and 65% of consolidated revenues in 1998, 1999 and 2000, respectively. The Company’s major computer manufacturer customers include Apple Computer, Compaq Computer, Dell Computer, Fujitsu, Gateway, Hewlett-Packard, IBM, Intel, Micron Electronics and NEC. During 1998, 1999 and 2000, sales to Compaq accounted for 14%, 21%, and 21% of revenues, respectively. The Company believes that its success depends on its ability to maintain and improve its strong relationships with the leading computer manufacturers. Western Digital, Quantum, Maxtor and Seagate have historically had the highest market share with these manufacturers. The increase in the number of qualified suppliers to the leading manufacturers, combined with the continued growth of the sub-$1,000 PC market, has placed continuous downward pressure on hard drive prices. This pressure, in turn, has reduced average gross margins for hard drive suppliers.

      The leading PC computer manufacturers have been gaining market share, which has increased their purchasing leverage over component suppliers. In calendar year 1999, the top ten desktop personal computer manufacturers accounted for more than 40% of all shipments and a significant amount of the growth in the desktop PC market. As a result, maintaining customer satisfaction with these leading computer manufacturers has become even more critical.

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

      The business models of computer manufacturers are in the process of changing, and these changes have impacted and will continue to impact Western Digital’s sales, inventory and distribution patterns. The forecast-driven, long-production-run logistics model, which most of the computer industry has used, exposes manufacturers and others in the distribution chain to the risk of carrying excess or obsolete inventories. The historical model limits the computer manufacturers’ flexibility to react to rapid technology changes and component pricing fluctuations. In response, the leading manufacturers require their hard drive suppliers to maintain a small base stock of finished product in locations adjacent to the customers’ manufacturing facilities. In addition, some of the Company’s customers have implemented a supply chain logistics model that combines “build-to-order” (computer manufacturer does not build until there is an order backlog) and “contract manufacturing” (computer manufacturer contracts assembly work to a contract manufacturer who purchases components and assembles the computer based on the computer manufacturer’s instructions.) The Company then ships hard drives directly to the assembler for installation at its location. The Company has adapted its logistics model to effectively align with these industry shifts. These changes require greater skill in managing finished goods inventory and more flexibility in manufacturing, both of which in turn require even closer relationships between the Company and its computer manufacturer and contract manufacturer customers. To meet these challenges the Company is expanding its use of Internet technology and web-based supply chain planning tools. In June 2000, the Company invested as a founder in a start-up company, eHitex, Inc., formed by major suppliers and purchasers of components for personal computer manufacturing to operate an Internet marketplace for such components. For an additional discussion of the changes in customer models, refer to Part II, Item 7, under the headings “Risk factors related to Western Digital particularly,” and “Risk factors related to the hard drive industry in which we operate.”

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

      Distributors. The Company uses a select group of distributors to sell its products to small computer manufacturers, value-added resellers, resellers and systems integrators. The Company’s major distributor customers include ASI, CHS, Decision Support Systems, ELD, Ingram Micro, Merisel, Servex, Synnex and Tech Data. Distributors and retailers combined accounted for approximately 31%, 30%, and 35% of disk drive revenue for 1998, 1999, and 2000, respectively. Distributors generally enter into non-exclusive agreements with the Company for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis.

      Retailers. The Company sells its retail-packaged products directly to a select group of major retailers such as computer superstores, warehouse clubs and computer electronics stores and authorizes sales through distributors to smaller retailers. Major retailers to whom the Company sells directly include Best Buy, Carrefour, Circuit City, CompUSA, Dixons, Office Depot and Vobis. Retailers accounted for approximately

5%, 6%, and 5% of revenue for 1998, 1999, and 2000, respectively. The Company’s current retail customer base is in the United States and Canada. The retail channel complements the Company’s other sales channels while helping to build brand awareness for the Company and its products. Retailers supply the aftermarket “upgrade” sector in which end-users purchase and install products to upgrade their computers. The Company grants certain of its retailers price protection and limited rights to return product on a rotation basis. The Company also sells its retail-packaged products through the Internet, at its Web Site, http://www.westerndigital.com.

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

      The Company’s international sales, which include sales to foreign subsidiaries of U.S. companies, represented 43%, 45%, and 53% of revenues for fiscal years 1998, 1999 and 2000, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

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

Competition

      In the desktop product market, the Company competes primarily with Fujitsu, IBM, Maxtor, Quantum, Samsung and Seagate.

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

      The Company’s market share eroded in 1998, primarily due to competitive conditions in the hard drive industry (with resulting cutbacks in production), the timing of the Company’s transition from thin film to magnetoresistive head technology and certain manufacturing and performance issues encountered as the Company extended thin film head technology to its limits. The Company completed its transition to magnetoresistive technology in 1999 and completed its transition to giant magnetoresistive technology in 2000. During the first quarter of 2000, the Company lost market share as a result of a previously announced product recall; however, the Company recovered some of its market share as it regained a leadership position in quality and time-to-market during the remainder of 2000.

      The desktop hard drive market is characterized by more competitors and shorter product life cycles than the enterprise hard drive market; therefore, it has traditionally been subject to periods of sustained and severe price competition, and factors such as time-to-market can have a more pronounced effect on the success of any particular product.

      In the network attached storage market, Connex competes primarily with established server companies like Compaq and Dell and with network attached storage makers Hewlett Packard and ProComm. The Company expects that the products under development by Connex will face significant competition from established manufacturers of servers and of network attached storage devices. For an additional discussion of the challenges facing Connex, see Part II, Item 7, under the heading “Risk factors related to Western Digital particularly.”

      Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than the Company’s hard drive products. High-speed semiconductor memory could compete with the Company’s hard drive products in the future. Semiconductor memory is much faster than magnetic disk drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash memory, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher “read” performance than hard drives, it has lower “write” performance. Flash memory could become competitive in the near future for applications requiring less storage capacity than hard drives can provide.

      For an additional discussion of competition, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Service and Warranty

      Western Digital generally warrants its newly manufactured hard drives against defects in materials and workmanship for a period of one to three years from the date of sale. The Company’s warranty obligation is generally limited to repair or replacement of the hard drive. The Company has contracted with a third party in the United States to process and test returned hard drives for the Company’s end users. The Company refurbishes or repairs its products at a third-party service facility located in Singapore and at a third-party service facility located in Germany.

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

      The Company produces hard drives in one plant in Malaysia. As a continuation of its virtual vertical integration model, the Company sold its media manufacturing division in 1999 to Komag, Inc. (“Komag”). With the sale of this division, the Company now purchases all of the standard mechanical components and micro controllers for its hard drives from external suppliers.

      The Company continually evaluates its manufacturing processes in an effort to increase productivity and decrease manufacturing costs. In order to address inventory oversupply, the Company has reduced excess manufacturing capacity by closing two manufacturing facilities in Singapore and relocating desktop hard drive production to Malaysia. The Company continually evaluates which steps in the manufacturing process would benefit from automation and how automated manufacturing processes support the Company’s business plans.

      For an additional discussion of manufacturing, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Research and Development

      The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses totaled $203.7, $217.0, and $163.2 million in 1998, 1999 and 2000, respectively. Research and development expenditures included approximately $22.0 million, primarily related to the initiation of the IBM relationship in 1998, and approximately $12.0 million related to the acquisition of Connex in 1999.

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

      Unlike some of its competitors, the Company acquires all of the components for its products from third-party suppliers. In general, the Company tries to have at least two or three suppliers for each of its component requirements. For example, the Company currently buys giant magnetoresistive heads from IBM, Read-Rite and SAE. Media requirements are purchased from several outside vendors including Komag, IBM and HMT Technology. Komag and HMT Technology have publicly announced a plan to merge. In connection with the sale of its media manufacturing division to Komag in April 1999, the Company entered into a three-year volume purchase agreement with Komag. Under this Agreement, the Company is obligated to purchase a substantial portion of its requirements for hard disk media from Komag. The Agreement does not require the Company to purchase a fixed minimum amount of media from Komag.

      Some custom integrated circuits are currently sole-sourced from Cirrus Logic and STMicroelectronics. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits. The Company expects this trend to continue in the area of custom integrated circuits for hard drives.

      For an additional discussion of component supplies, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Backlog

      At September 18, 2000, the Company’s backlog, consisting of orders scheduled for delivery within the next twelve months, was approximately $294 million, compared with a backlog at August 21, 1999 of approximately $388 million. The Company expects all this backlog to be delivered within the current fiscal year. Historically, a substantial portion of the Company’s orders has been for shipments within 30 to 60 days of the placement of the order. The Company generally negotiates pricing, order lead times, product support requirements and other terms and conditions prior to receiving a computer manufacturer’s first purchase order for a product. Manufacturers’ purchase orders typically may be canceled with relatively short notice to the Company, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. Also, certain of the Company’s sales to computer manufacturers are made under “just-in-time” delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company’s revenue and profit and may not be comparable to earlier periods.

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

      In addition to patent protection of certain intellectual property rights, the Company considers elements of its product designs and processes to be proprietary and confidential. The Company believes that its nonpatented intellectual property, particularly some of its process technology, is an important factor in its success. Western Digital relies upon employee, consultant, and vendor non-disclosure agreements and a system of internal safeguards to protect its proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which the Company does business also may provide less protection for confidential information than the United States.

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

Employees

      As of June 30, 2000, the Company employed a total of 7,321 full-time employees worldwide. This represents a reduction in headcount of approximately 30% since July 3, 1999, as the Company responded to the industry downturn and its decrease in sales by restructuring and exiting the enterprise hard drive market. The Company employed 1,090 employees in the United States, 6,040 employees in Malaysia, 85 in Singapore, and 106 at its international sales offices as of such date.

      Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees. Accordingly, the Company offers employee benefit programs which it believes are at least equivalent to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulty at times in hiring and retaining certain skilled personnel. In critical areas, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization, and the Company considers its employee relations to be good.

Item 2.  Properties

      The Company’s worldwide headquarters, located on leased property in Irvine, California, house management, research and development, administrative and sales personnel. The Company has extended the current lease of this facility through January 2001. During the fourth quarter of 2000, the Company signed a new 10-year lease agreement and plans to relocate its worldwide headquarters to a facility in Lake Forest, California, commencing in November 2000. The Company leases facilities in San Jose, California and Irvine, California, for research and development activities. The San Jose leases expire at various times beginning in December 2002 through July 2006. The Irvine research and development facility lease expires in September 2010. Western Digital owns a manufacturing facility in Kuala Lumpur, Malaysia. During 2000 the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land). The Company also sold its enterprise drive manufacturing facility in Tuas, Singapore for $11.0 million (for a gain of $3.1 million) and its Rochester, Minnesota enterprise research and development facility for $29.7 million (for a loss of $1.9 million).

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

Item 3.  Legal Proceedings

      The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company’s legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In addition, the costs of defending such litigation, individually or in the aggregate, may be material, regardless of the outcome. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

      In 1992 Amstrad plc (“Amstrad”) brought suit against the Company in California State Superior Court, County of Orange, alleging that disk drives supplied to Amstrad by the Company in 1988 and 1989 were defective and caused damages to Amstrad of not less than $186 million. The suit also sought punitive damages. The Company denied the material allegations of the complaint and filed cross-claims against Amstrad. The case was tried, and in June 1999 the jury returned a verdict in favor of Western Digital. Amstrad has appealed the judgment and the Company has filed motions to recover a portion of its legal and other costs of defense. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      In 1994 Papst Licensing (“Papst”) brought suit against the Company in federal court in California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchased from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      On October 23, 1998, Censtor Corporation (“Censtor”) initiated an arbitration proceeding against the Company in California, alleging that it is owed royalties under a license agreement between Censtor and the Company. In response, the Company filed a complaint in federal court in California seeking a determination that the patents at issue are invalid. The federal court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      On June 9, 2000 a suit was brought against the Company in California State Superior Court on behalf of a class of former employees of the Company who were terminated as a result of a reduction in force in December 1999. The complaint asserts claims for unpaid wages, fraud, breach of fiduciary duty, breach of contract, and unfair business practices. The Company has removed the suit to federal court in California on the ground that all of the claims are preempted by the Employee Retirement Income Security Act of 1974. The Company denies the material allegations of the complaint and intends to vigorously defend this action. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      In the normal course of business, the Company receives and makes inquiries regarding possible intellectual property matters, including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that in a particular case a license will be offered or that the offered terms will be acceptable to the Company. One such matter currently pending involves Discovision Associates, which has recently brought patents it holds to the Company’s attention. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      From time to time the Company receives claims and is a party to suits and other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

      The names, ages and positions of all the executive officers of the Company as of September 15, 2000 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Matthew E. Massengill	39	President and Chief Executive Officer

Arif Shakeel	45	Executive Vice President, General Manager of Hard Drive Solutions

Charles W. Frank, Jr.	52	Senior Vice President, Chief Technical Officer

Steven G. Campbell	44	Senior Vice President, Engineering

Teresa A. Hopp	41	Senior Vice President and Chief Financial Officer

W. Michael Williams	41	Senior Vice President and General Manager, Connex, Inc.

Michael A. Cornelius	58	Vice President, Law and Administration, and Secretary

Steven M. Slavin	49	Vice President, Taxes and Treasurer

David Fetah	40	Vice President, Human Resources

      Messrs. Massengill, Frank, Campbell, Cornelius and Slavin have been employed by the Company for more than five years and have served in various executive capacities with the Company before being appointed to their present positions.

      Mr. Shakeel joined the Company in 1985 as Product Manager, Integrated Drive Electronics. Mr. Shakeel served in various executive capacities, including Vice President, Materials — Asia, until October 1997, when he left the Company to become Managing Director of Mahlin Associates, a supplier of electromechanical components in Singapore. Mr. Shakeel rejoined the Company in April 1999 as Senior Vice President of Operations, Drive Products Division. He became Senior Vice President of Worldwide Operations in July 1999. He was promoted to his current position in February 2000.

      Ms. Hopp joined the Company in 1998 as Vice President, Finance. Prior to joining the Company, she was an audit partner at Ernst & Young, her employer for 17 years. She was promoted to her current position in December 1999.

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

      Mr. Fetah joined the Company in March 2000 as Vice President of Human Resources. Prior to joining the Company, he served as Executive Director, Human Resources, for PeopleSoft, Inc. Prior to joining PeopleSoft in 1996, he was Manager, Human Resources, for Fluor Corporation where he served for 5 years.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Western Digital’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WDC.” The approximate number of holders of record of common stock of the Company as of September 25, 2000 was 3,902.

      The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future.

      The high and low sales prices of the Company’s common stock, as reported by the NYSE, for each quarter of 1999 and 2000 are as follows:

	First		Second		Third		Fourth

1999

High	$13	1/2	$18	9/16	$21	7/16	$9	7/8

Low	8		7	1/8	8	1/2	6	1/4

2000

High	$7	9/16	$4	1/2	$8	13/16	$7	7/8

Low	3	1/2	2	3/4	3	15/16	3	15/16

Item 6.  Selected Financial Data

Financial Highlights

	Years Ended

	June 29,	June 28,	June 27,	July 3,	June 30,
	1996	1997	1998	1999	2000

	(in millions, except per share and employee data)

Revenues, net	$2,865.2	$4,177.9	$3,541.5	$2,767.2	$1,957.6

Gross profit (loss)	382.1	650.3	100.1	(2.8)	8.1

Operating income (loss)	77.5	301.6	(295.8)	(476.8)	(379.3)

Net income (loss)	$96.9	$267.6	$(290.2)	$(492.7)	$(188.0)

Earnings (loss) per share:

Basic	$1.05	$3.07	$(3.32)	$(5.51)	$(1.53)

Diluted	$1.01	$2.86	$(3.32)	$(5.51)	$(1.53)

Working capital	$280.2	$364.2	$463.5	$131.4	$6.3

Total assets	$984.1	$1,307.1	$1,442.7	$1,022.4	$615.6

Total long-term debt	$—	$—	$519.2	$534.1	$225.5

Shareholders’ equity (deficiency)	$453.9	$620.0	$317.8	$(153.8)	$(109.8)

Number of employees	9,628	13,384	13,286	10,503	7,321

      No cash dividends were paid for the years presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These statements appear in a number of places in this report and include statements regarding the intentions, plans, strategies, beliefs or current expectations of the Company with respect to, among other things:

•	the financial prospects of the Company;

•	the Company’s financing plans;

•	litigation and other contingencies potentially affecting the Company’s financial position, operating results or liquidity;

•	trends affecting the Company’s financial condition or operating results;

•	the Company’s strategies for growth, operations, product development and commercialization; and

•	conditions or trends in or factors affecting the computer, data storage, home entertainment or hard drive industry.

      Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company’s business and operating results, including those made under the captions “Risk factors related to the hard drive industry in which we operate” and “Risk factors relating to Western Digital particularly”, in this report, as well as the Company’s other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      Western Digital is a longtime leader in the data storage industry and is leveraging its core strengths to extend its data storage product offerings and expand beyond the traditional market for hard drives into new markets which meet certain predefined criteria. The Company considers new or high growth markets for data or content storage, management, and communication which have few entrenched competitors and offer the prospect of a sustained competitive advantage through unique or proprietary technology.

      The hard drive industry, the Company’s primary business, is intensely competitive and has experienced a great deal of growth, entry and exit of firms, and technological change over the past several years. This industry is characterized by short product life cycles, dependence upon highly skilled engineering and other personnel, significant expenditures for product development and recurring periods of oversupply. As a result of operating losses incurred in 1998, the Company initiated restructuring programs for its hard drive operations in 1999 and 2000 to reduce costs and improve operating efficiency. During 1999, the Company combined its Personal Storage Division and Enterprise Storage Group into a single hard drive operating unit, closed its Tuas, Singapore facility and moved production of its enterprise drives to the Company’s nearby manufacturing facility in Chai-Chee, Singapore. The combination resulted in a $41.0 million charge to operations in the third quarter of 1999. Also during 1999, the Company sold its Santa Clara disk media operations to Komag, recording a charge to operations of $20.0 million, in the fourth quarter of 1999.

      During 2000, the Company reorganized its operational and management responsibilities, transferred its hard drive production from Singapore to Malaysia and closed its Singapore operations. These actions resulted in a net reduction of worldwide headcount of approximately 1,600 and net charges to operations of $52.6 million. Also in 2000, the Company exited the enterprise hard drive market, shifting its strategic focus and resources in the enterprise storage market to data content management systems and management software for storage systems. In connection with this decision, the Company closed its Rochester, Minnesota enterprise hard drive design center. Approximately 402 employees were terminated and restructuring and other charges totaling $72.9 million were recorded.

      During the first quarter of 2000, the Company announced a recall of its 6.8GB per platter series of WD Caviar® desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. As a result, revenues of approximately $100 million were reversed and the Caviar product line was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue. In addition, charges totaling $37.7 million for estimated costs to recall and repair the affected drives were recorded to cost of revenues in 2000.

      In February 1999, the Company acquired its Connex subsidiary for approximately $12.0 million. Connex delivers enterprise-class storage functionality for the department and mid-sized business markets, including storage management software, network attached storage and storage area networks. In 2000, the Company formed Sagetree, Inc. (“Sagetree”), to design and market packaged analytical applications and related services for supply chain and product lifecycle intelligence. In addition, the Company is developing products for consumer audio and video applications. Total operating losses for Connex, Sagetree and other developing new ventures amounted to $38.9 million in 2000.

Results of Operations

  Summary of 1998, 1999 and 2000 Comparison

      The following table sets forth, for the periods indicated, items in the Company’s statements of operations expressed as a percentage of total revenue.

	Years ended

	June 27,	July 3,	June 30,
	1998	1999	2000

Revenues, net	100.0%	100.0%	100.0%

Costs and expenses:

Cost of revenues	97.2	100.1	99.6

Research and development	5.7	7.8	8.3

Selling, general and administrative	5.4	7.1	7.1

Restructuring charges	—	2.2	4.4

Total costs and expenses	108.3	117.2	119.4

Operating loss	(8.3)	(17.2)	(19.4)

Net interest and other income (expense)	0.1	(0.6)	0.2

Loss before income taxes and extraordinary item	(8.2)	(17.8)	(19.2)

Benefit for income taxes	0.1	—	1.0

Loss before extraordinary item	(8.1)	(17.8)	(18.2)

Extraordinary gain from redemption of debentures	—	—	8.5

Net loss	(8.1)%	(17.8)%	(9.7)%

      The Company reported losses before taxes and extraordinary gains of $292.0, $492.7 and $374.4 million in 1998, 1999 and 2000, respectively. The 1998 loss included charges of $140.0 million in cost of revenues for the Company’s transition to magnetoresistive head technology, and $30.0 million in research and development expenses for start up of a technology agreement and terminated engineering programs. The 1999 loss included charges of approximately $77.0 million for incremental thin-film warranty provisions, approximately $7.5 million in Malaysian currency losses, $12.0 million of in-process research and development write-offs associated with the acquisition of Connex and restructuring charges of $61.0 million for the consolidation of the Company’s personal storage and enterprise storage divisions and the sale of its media operation. The 2000 loss included net restructuring charges totaling $85.8 million for the closure of the Company’s Singapore operations and exit from the enterprise hard drive market. The 2000 loss also included charges to cost of revenues of $34.8 million for vendor settlements, incremental warranty, and inventory write-downs associated with the exit from the enterprise market and $37.7 million for costs to repair recalled drives. Excluding the aforementioned restructuring and other charges, losses before taxes and extraordinary gains were $122.0, $335.2 and $216.1 million in 1998, 1999 and 2000, respectively. The increase in losses from 1998 to 1999 resulted from a $774.3 million, or 21.9%, decrease in revenues, a 4.1% decrease in gross margin percentage and a $27.6 million, or 7.5% increase in operating expenses. The decrease in losses from 1999 to 2000 resulted from a 1.4% increase in gross margin percentage on lower revenues ($809.6 million, or a 29.3% decrease over 1999) and a $91.9 million, or 23.4%, decrease in operating expenses. In addition, the 2000 loss included $38.9 million in operating losses for Connex, Sagetree and other early stage ventures compared with $8.2 million in 1999 and $0 in 1998.

  Net Revenue

      Consolidated net revenues in 1999 of $2.8 billion decreased 21.9%, or $0.8 billion, from 1998 as a result of a 5% decrease in unit shipments stemming from the Company’s transition to magnetoresistive head technology, combined with lower average selling prices (ASP’s). Consolidated net revenues of $2.0 billion in 2000, decreased $0.8 billion or 29.3% from 1999, due to the Company’s decision in the third quarter of 2000 to exit the enterprise hard drive market, a decline in the ASP’s of desktop hard drive products due to an intensely competitive market, and a decline in desktop hard drive unit shipments of approximately 8%, due largely to the product recall in the first quarter of 2000.

  Gross Profit

      Gross profit totaled $100.0 million, or 2.8% of revenue in 1998, negative $2.8 million, or (0.1)% of revenue in 1999 and $8.1 million, or 0.4% of revenue in 2000. Gross profit for 1998 included $140.0 million of special charges to cost of revenues to accelerate the Company’s transition to magnetoresistive head technology. Gross profit for 1999 included $77.0 million of special charges to cost of revenues for incremental thin-film warranty provision related to a higher lifetime return rate being applied to a larger base of products as a result of the transition in desktop product line technology. Gross profit for 2000 includes $72.5 million of special charges to costs of revenues, related directly to the exit from the enterprise hard drive market and the product recall. Excluding special charges, gross profit was $240.0 million, or 6.8% of revenue, $74.2 million, or 2.7% of revenue and $80.6 million, or 4.1% of revenue, for 1998, 1999 and 2000, respectively. The reduction of gross profit margin from 1998 to 1999 (excluding special charges) was primarily due to continued competitive pricing pressure in the desktop hard drive market and lower sales of higher margin enterprise hard drive products. The increase in the gross profit margin from 1999 to 2000 (excluding special charges) was primarily the result of lower manufacturing costs due to the consolidation of desktop hard drive production to a single, highly utilized facility in Malaysia, offset by lower volumes and lower ASPs.

  Operating Expenses

      Research and development expense was $217.0 million in 1999, an increase of $13.3 million from 1998. The increase was primarily due to the third quarter $12.0 million charge for in-process research and development related to the acquisition of Connex. Research and development expense for 2000 was $163.2 million, a decrease of $53.8 million from 1999. The decrease was primarily due to the Company’s exit from the enterprise hard drive market and expense reduction efforts, partially offset by increased spending at Connex, Sagetree, and other new ventures.

      Selling, general and administrative (“SG&A”) expense was $196.0 million in 1999, an increase of $3.8 million from 1998. The increase was primarily the result of a $7.5 million charge on terminated Malaysian Ringgit hedging contracts recorded in 1999, partially offset by decreased marketing expenditures. SG&A expense in 2000 was $138.3 million, a decrease of $57.6 million from 1999. The decrease in SG&A expense was primarily due to the Company’s exit from the enterprise hard drive market, expense reductions in its desktop hard drive business, a $11.0 million accrual reduction in the fourth quarter of 2000 and the nonrecurrence of a $7.5 million charge on the terminated hedging contracts recorded in 1999. The decrease was partially offset by increased spending at Connex, Sagetree and other of the Company’s developing ventures in 2000.

  Interest and Other Income/ Expense, Extraordinary Item and Tax Benefit

      Net interest and other income (expense) was $3.8 million, ($15.9) million and $4.9 million in 1998, 1999 and 2000, respectively. The change from 1998 to 1999 was primarily due to a full year’s accrual of original issue discount on the Company’s convertible debentures and a full year of interest expense incurred on a $50.0 million term loan. The increase in net interest and other income in 2000 was due to a $14.8 million gain on disposition of certain investment securities and lower interest expense due to lower average debt balances resulting from the payment in 2000 of an outstanding term loan of $50.0 million and redemption of convertible bonds, offset by a reduced amount of interest income due to lower cash and cash equivalent balances.

      During 2000, the Company recognized extraordinary gains of $166.9 million upon retirement of convertible debentures. The Company issued 26.7 million shares of common stock in exchange for $735.6 million in face value of its convertible debentures (with a book value of $284.1 million) which were retired in non-cash transactions. These redemptions were private, individually negotiated transactions with certain institutional investors.

      The Company recorded an income tax benefit of $1.8 million in 1998 for the expected benefit of loss carrybacks, partially offset by provisions for income taxes recorded in certain jurisdictions where the Company had positive earnings, and an income tax benefit of $19.5 million in 2000 for adjustment of its current tax accruals and certain deferred tax amounts. These accruals were previously established over time and primarily relate to unremitted income of foreign subsidiaries. However, due to the significant increase of net operating loss carryforwards in recent years and reevaluation of the accruals after the substantial international restructurings in 2000, the Company believes these accruals are no longer necessary. In 1999, no tax benefit was recorded because additional loss carrybacks were not available and management believed it was “more likely than not” that the deferred tax benefits generated would not be realized (see Note 5 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

      The Company had cash and cash equivalents of $226.1 million at July 3, 1999 and $184.0 million at June 30, 2000. Net cash used in operations was $139.5 million during 1999 as compared to $152.0 million during 2000. Excluding cash used for restructuring and product recall activities, cash used for operations was $122.8 million during 1999 as compared to $104.5 million during 2000. Cash used for restructuring activities during 1999 was $16.7 million and consisted of expenditures for severance and outplacement and facility renovation costs. Cash used for restructuring and other nonrecurring activities was $47.5 million during 2000 and consisted of expenditures for severance and outplacement, lease cancellations and product recall costs.

      The Company’s cash conversion cycle decreased 12 days in 1999 and another 17 days in 2000. The conversion cycles consist of the following: days of sales outstanding (“DSO”) of 44 in 1999 and 28 in 2000; days of payables outstanding (“DPO”) of 50 in 1999 and 52 in 2000; and days of inventory on hand of 22 in 1999 and 23 in 2000. Despite this improvement, the cash flows provided by changes in working capital accounts decreased from $147.3 million in 1999 to $67.5 million in 2000 due to an approximate 30% decrease in 2000 revenues and corresponding cost of revenues as compared to 1999, and the utilization in 2000 of significant accruals recorded in 1999 and 2000 for thin-film warranty, restructuring and other charges.

      Other uses of cash during 2000 included the repayment of bank debt of $50.0 million, strategic cost-method investments of $12.9 million and net capital expenditures of $22.0 million. Other sources of cash during 2000 included proceeds of $111.8 million received upon issuance of 24.6 million shares of the Company’s stock under the Company’s equity facility, $10.0 million received by Sagetree upon issuance of preferred stock, $6.2 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases, and $66.8 million received from sales of real property.

      Capital expenditures in 1999 amounted to $106.6 million to upgrade and expand the Company’s production capability, replace existing assets, and further develop the Company’s information systems. The Company received $15.3 million in connection with stock option exercises and Employee Stock Purchase Plan purchases in 1999.

      The Company anticipates that capital expenditures in 2001 will not be more than $50.0 million and will relate to accommodating new product lines, normal replacement of existing assets and expansion of production capabilities in Malaysia. The Company also anticipates cash expenditures of not more than $20.0 million to be paid in the first half of 2001 related to restructuring and special charges accrued during 2000, primarily for settlements with vendors on existing purchase orders related to the Company’s exit from the enterprise hard drive market.

      In February 1998, the Company received gross proceeds of $460.1 million (before the Initial Purchasers’ discount) from an offering of zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be repurchased by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of repurchase. (The repurchase price may be paid in cash or common stock, at the Company’s option.) The Debentures are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. The principal amount at maturity of the Debentures when issued was $1.3 billion. During 2000, the Company issued 26.7 million shares of common stock in exchange for Debentures with a book value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors and resulted in extraordinary gains of $166.9 million. As of June 30, 2000, the book value of the remaining outstanding Debentures was $225.5 million and the aggregate principal amount at maturity was $561.6 million. Between July 1, 2000 and September 26, 2000, the Company issued 6.3 million shares of common stock in exchange for Debentures with a book value of $49.8 million and an aggregate principal amount at maturity of $122.7 million. As of September 26, 2000, the aggregate principal amount at maturity was $438.9 million.

      Subsequent to June 30, 2000, the Company entered into a new three-year Senior Credit Facility for its hard drive solutions division (“HDS”), replacing a previous facility that had matured on March 31, 2000. The new Senior Credit Facility provides up to $125 million in revolving credit (subject to a borrowing base calculation), is secured by HDS’s accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of HDS, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, the Company was in compliance with these covenants and there were no borrowings under the Facility.

      Under an existing shelf registration statement (the “equity facility”), the Company may issue shares of common stock to institutional investors for cash. The equity facility provides for up to $190.0 million in cash proceeds of which $111.8 million had been utilized as of June 30, 2000. Shares sold under the facility are at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. Between July 1, 2000 and September 5, 2000, the Company issued 6.1 million shares for cash proceeds of $27.6 million. As of September 21, 2000, $139.4 million of the equity facility had been utilized.

      The Company had a shareholders’ deficiency of $109.8 million as of June 30, 2000 and expects to continue to incur operating losses in 2001. However, at June 30, 2000, the Company had cash and cash equivalent balances of $184.0 million and working capital of $6.3 million. The Company has achieved significant reductions in manufacturing labor and overhead, capital expenditures and operating expenses resulting from the sale in late 1999 of the Company’s media operations, the closure in 2000 of the Company’s two Singapore based manufacturing facilities and its enterprise design center and the reduction in worldwide headcount from 10,503 at July 3, 1999 to 7,321 at June 30, 2000. In addition, the Company had the following additional sources of liquidity available:

•	As of September 21, 2000, $50.6 million remaining available under the equity facility;

•	As of September 21, 2000, a Senior Credit Facility providing up to $125 million in revolving credit (subject to a borrowing base calculation); and

•	Other equity investments that may be disposed of during the next twelve months, including 6.5 million shares of Komag common stock (of which 4.9 million shares were sold during September 2000 for net proceeds of $15.0 million) and 1.3 million shares of Vixel common stock. The combined market value of the remaining 1.6 million Komag shares which can be sold in the next twelve months and the 1.3 million shares of Vixel common stock is approximately $15.4 million as of September 21, 2000 (an additional 3.2 million shares of Komag common stock will become available for disposition in October 2001).

      Based on the above factors, the Company believes its current cash and cash equivalent balances, its existing equity and credit facilities, and other liquidity sources currently available to it, will be sufficient to meet its working capital needs through 2001. There can be no assurance that the Senior Credit Facility or the equity facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk factors relating to Western Digital particularly.”

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” (“SFAS 137”), which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The application of these statements is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity, and the Company does not anticipate recording a significant adjustment as a result of the transition to these statements.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 101 (“SAB101”) “Revenue Recognition in Financial Statements”. This Staff Accounting Bulletin summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to follow the guidance in SAB101 no later than its fourth quarter of 2001, with restatement of earlier quarters in 2001 required, if necessary. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, SAB101 may have on its consolidated financial position or results of operations.

      In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Year 2000

      On January 1, 2000, the Company incurred nominal impact on its products, equipment, computer systems and applications as a result of the Year 2000 issue. The Company attributes this to its Year 2000 readiness efforts. As of December 31, 1999, systems remediation and integration testing and development of the Company’s contingency plans had been completed. Supplier management is an ongoing process, and no material impact was felt from lack of supplier readiness at January 1, 2000. Although the Company did not experience any material problems related to the Year 2000 issue, there can be no assurances that problems relating to the Year 2000 issue will not manifest themselves in the future. Expenditures related to the Year 2000 project, excluding normal replacement of existing capital assets, totaled approximately $12.2 million.

Risk factors related to the hard drive industry in which we operate

Our operating results depend on our being among the first-to-market and first-to-volume with our new products.

      To achieve consistent success with computer manufacturer customers we must be an early provider of next generation hard drives featuring leading technology and high quality. If we fail to:

•	consistently maintain or improve our time-to-market performance with our new products

•	produce these products in sufficient volume within our rapid product cycle

•	qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications, or

•	achieve acceptable manufacturing yields and costs with these products

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

  Our average selling prices are declining.

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

      The price of hard drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, result in significant and rapid shifts in market share among the industry’s major participants. For example, during 1998 and 1999, we lost significant share of the desktop market. During the first quarter of 2000, the Company lost market share as a result of a previously announced product recall; however, we recovered some market share during the remainder of 2000, but our share is still significantly below its 1997 level.

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

      Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems, especially those systems priced below $1,000. We were late to market with a value line hard drive to serve that market, and we lost market share. If we are not able to offer a competitively priced value line hard drive for the low-cost PC market our market share will likely fall, which could harm our operating results.

      The PC market is fragmenting into a variety of computing devices and products. Some of these products, such as Internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. If we are not successful in using our hard drive technology and expertise to develop new products for these emerging markets, it will likely harm our operating results.

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

      A majority of our revenue comes from a few customers. For example, during 2000, sales to our top 10 customers accounted for approximately 57% of revenues. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. For example, this occurred early in the third quarter of 2000 in our enterprise hard drive market and is one of the factors which led to our decision to exit the enterprise hard drive market and close our Rochester, Minnesota facility.

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

      To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, as we did in 1998 when we accelerated our transition to magnetoresistive recording head technology, and as we did in 2000 as a result of our decision to exit the enterprise hard drive market.

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

      We have recently entered the storage subsystem market through our Connex subsidiary. In this market we are facing the challenges of building volume and market share in a market which is new to us but which has several established and well-funded competitors. There is already significant competition for skilled engineers, both in the hardware and software areas, in this market. Our success will depend on Connex’s ability to develop, introduce and achieve market acceptance of new products, applications and product enhancements, and to attract and retain skilled engineers. Additionally, our competitors in this market have established intellectual property portfolios. Our success will also depend on our ability to license existing intellectual property or create new innovations. Moreover, our competitors’ established intellectual property portfolios increase our risk of intellectual property litigation.

      We are also developing storage devices for the emerging audio-visual market. We will be facing the challenge of developing products for a market that is still evolving and subject to rapid changes and shifting consumer preferences. There are several competitors which have also entered this emerging market, and there is no assurance that the market for digital storage devices for audio-visual content will materialize or support all of these competitors.

      We have recently entered the data warehouse software and services market through our SageTree subsidiary and are considering other initiatives related to data and content management, storage and communication. In any of these initiatives we will be facing the challenge of developing products and services for markets that are still evolving and which have many current and potential competitors. If we are not successful in these new initiatives it will likely harm our operating results.

Our reliance on intellectual property and other proprietary information subjects us to the risk of significant litigation.

      The hard drive industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. We are currently evaluating notices of alleged patent infringement or notices of patents from patent holders. We also are a party to several judicial and other proceedings relating to patent and other intellectual property rights. If we conclude that a claim of infringement is valid, we may be required to obtain a license or cross-license or modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would likely increase our costs and harm our operating results.

Our reliance on intellectual property and other proprietary information subjects us to the risk that these key ingredients of our business could be copied by competitors.

      Our success depends, in significant part, on the proprietary nature of our technology, including non-patentable intellectual property such as our process technology. Despite safeguards, to the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results.

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

      The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence

•	new products introduced by us or our competitors

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures

•	developments with respect to patents or proprietary rights

•	conditions and trends in the hard drive, data and content management, storage and communication industries

•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general.

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

      Due to our recent financial performance and the risks described in this Report, in the future we may be unable to maintain adequate financial resources for capital expenditures, working capital and research and development. Our prior borrowing agreement with our banks matured on March 31, 2000, and we have signed an agreement for a new credit facility for our HDS division. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot insure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.

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

      Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar, the British Pound and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company discontinued

hedging its Malaysian Ringgit currency risk in 1999. Future hedging of this currency will depend on currency conditions in Malaysia. The imposition of exchange controls by the Malaysian government resulted in a $7.5 million realized loss on terminated hedging contracts in the first quarter of 1999. As a result of the closure of the Company’s Singapore operations in 2000, the Company has also discontinued its hedging program related to the Singapore Dollar.

      As of June 30, 2000, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

	June 30, 2000

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate	Loss

	(U.S. Dollar equivalent amounts)

Foreign currency forward contracts:

British Pound Sterling	13.5	1.50	—

      In 1998, 1999, and 2000 total realized transaction and forward exchange contract currency gains and losses (excluding the $7.5 million realized loss on the Malaysian Ringgits realized in 1999), were immaterial to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates (up to approximately 25%) would materially affect the Company’s consolidated financial statements.

Disclosure About Other Market Risks

  Fixed Interest Rate Risk

      At June 30, 2000, the market value of the Company’s 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $111.6 million, compared to the related book value of $225.5 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option.

      Between July 1, 2000 and September 26, 2000, the Company issued 6.3 million shares of common stock in exchange for Debentures with a book value of $49.8 million and an aggregate principal amount at maturity of $122.7 million. As of September 26, 2000, the market value of the convertible subordinated debentures was approximately $116.9 million, compared to the related book value of $178.7 million.

      The Company has various notes receivable from other companies. All of the notes carry a fixed rate of interest. Therefore a significant change in interest rates would not cause these notes to impact the Company’s consolidated financial statements.

  Variable Interest Rate Risk

      At the option of HDS, borrowings under the new Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only debt which does not have a fixed-rate of interest. A change in interest rates resulting in rates as high as 12% would not materially impact the Company’s consolidated financial statements.

      The new Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the new Senior Credit Facility.

  Fair Value Risk

      The Company owned approximately 10.8 million shares of Komag, Inc. common stock at June 30, 2000 (See Notes 1 and 8 of Notes to Consolidated Financial Statements). The stock is restricted as to the percentage of total shares which can be sold in a given time period. The unrestricted portion of the total Komag shares acquired represents the shares which can be sold within one year. The Company determines, on a quarterly basis, the fair market value of the unrestricted Komag shares and records an unrealized gain or loss resulting from the difference in the fair market value of the unrestricted shares as of the previous quarter end and the fair market value of the unrestricted shares on the measurement date. As of June 30, 2000, a $9.6 million total accumulated unrealized loss had been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company’s results of operations. As of June 30, 2000, the quoted market value of the Company’s Komag common stock holdings, without regard to discounts due to sales restrictions, was $18.9 million and the aggregate book value was $25.3 million.

      Between July 1, 2000, and September 15, 2000, the Company sold 4.9 million shares of the Komag common stock for $15.0 million in cash. As of September 21, 2000, the quoted market value of the Company’s remaining Komag common stock holdings, without regard to discounts due to sales restrictions, was $20.0 million. Due to market fluctuations, a decline in the stock’s fair market value could occur.

      The Company owns approximately 1.3 million shares of Vixel common stock. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of June 30, 2000, a $11.0 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company’s results of operations. As a result of market conditions, the market value of the shares had declined from $11.0 million as of June 30, 2000 to $9.9 million as of September 21, 2000. Due to market fluctuations, an additional decline in the stock’s fair market value could occur.

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

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of July 3, 1999 and June 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Orange County, California

July 27, 2000, except as to Note 11,

which is as of September 26, 2000.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended

	June 27,	July 3,	June 30,
	1998	1999	2000

Revenues, net (Note 7)	$3,541,525	$2,767,206	$1,957,580

Costs and expenses:

Cost of revenues (Notes 4 and 8)	3,441,475	2,770,054	1,949,511

Research and development (Notes 4 and 8)	203,733	216,986	163,198

Selling, general and administrative	192,142	195,958	138,323

Restructuring charges (Note 8)	—	61,000	85,837

Total costs and expenses	3,837,350	3,243,998	2,336,869

Operating loss	(295,825)	(476,792)	(379,289)

Net interest and other income (expense) (Note 2)	3,817	(15,898)	4,874

Loss before income taxes and extraordinary item	(292,008)	(492,690)	(374,415)

Benefit for income taxes (Note 5)	(1,791)	—	(19,500)

Loss before extraordinary item	(290,217)	(492,690)	(354,915)

Extraordinary gain from redemption of debentures (Note 3)	—	—	166,899

Net loss	$(290,217)	$(492,690)	$(188,016)

Loss per common share (Note 9):

Before extraordinary item	$(3.32)	$(5.51)	$(2.89)

Extraordinary item	$—	$—	$1.36

Basic and diluted	$(3.32)	$(5.51)	$(1.53)

Common shares used in computing per share amounts (Note 9):

Basic and diluted	87,525	89,478	122,624

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 3,	June 30,
	1999	2000

ASSETS

Current assets:

Cash and cash equivalents	$226,147	$184,021

Accounts receivable, less allowance for doubtful accounts of $18,537 in 1999 and $13,316 in 2000.	273,435	149,135

Inventories (Note 2)	144,093	84,546

Prepaid expenses and other assets	81,853	33,693

Total current assets	725,528	451,395

Property and equipment at cost, net (Note 2)	237,939	98,952

Other assets, net (Note 8)	58,935	65,227

Total assets	$1,022,402	$615,574

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:

Accounts payable	$335,907	$266,841

Accrued compensation	31,136	14,868

Accrued warranty	53,188	40,359

Other accrued expenses	163,877	122,998

Current portion of long-term debt (Note 3)	10,000	—

Total current liabilities	594,108	445,066

Other liabilities	47,940	44,846

Long-term debt (Note 3)	40,000	—

Convertible debentures (Note 3)	494,144	225,496

Minority interest	—	10,000
Commitments and contingent liabilities (Notes 3, 4 and 8)
Subsequent events (Note 11)

Shareholders’ deficiency (Notes 2 and 6):

Preferred stock, $.01 par value; Authorized — 5,000 shares; Outstanding — None

Common stock, $.01 par value; Authorized — 225,000 shares; Outstanding — 101,908 shares in 1999 and 153,335 shares in 2000	1,019	1,534

Additional paid-in capital	335,197	549,932

Accumulated deficit	(294,841)	(482,857)

Accumulated other comprehensive income (loss) (Note 1)	(2,123)	1,367

Treasury stock — common shares at cost; 11,297 shares in 1999 and 9,773 shares in 2000.	(193,042)	(179,810)

Total shareholders’ deficiency	(153,790)	(109,834)

Total liabilities and shareholders’ deficiency	$1,022,402	$615,574

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands)

						Retained		Total
	Common Stock		Treasury Stock		Additional	Earnings	Accumulated	Shareholders’
					Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	(Deficiency)

Balance at June 28, 1997	101,332	$1,013	(15,436)	$(225,746)	$356,654	$488,066	—	$619,987

Common stock repurchase program	—	—	—	—	(35,828)	—	—	(35,828)

Exercise of stock options	—	—	1,166	8,892	(99)	—	—	8,793

ESPP shares issued	—	—	1,231	9,506	3,178	—	—	12,684

Income tax benefit from stock options exercised	—	—	—	—	2,339	—	—	2,339

Net loss						(290,217)		(290,217)

Balance at June 27, 1998	101,332	$1,013	(13,039)	$(207,348)	$326,244	$197,849	—	$317,758

ESPP shares issued	—	—	1,002	8,222	1,632	—	—	9,854

Exercise of stock options	—	—	740	6,084	(590)	—	—	5,494

Shares issued in connection with Connex acquisition	576	6	—	—	7,911	—	—	7,917

Net loss	—	—	—	—	—	(492,690)	—	(492,690)

Unrealized loss on investment securities	—	—	—	—	—	—	(2,123)	(2,123)

Balance at July 3, 1999	101,908	$1,019	(11,297)	$(193,042)	$335,197	$(294,841)	$(2,123)	$(153,790)

ESPP shares issued	—	—	1,236	10,660	(5,622)	—	—	5,038

Exercise of stock options			288	2,572	(1,427)	—	—	1,145

Shares issued in debenture redemption and equity facility sales	51,336	514	—	—	221,397	—	—	221,911

Other shares issued	91	1	—	—	387	—	—	388

Net loss	—	—	—	—	—	(188,016)	—	(188,016)

Unrealized gain on investment securities	—	—	—	—	—	—	3,490	3,490

Balance at June 30, 2000	153,335	$1,534	(9,773)	$(179,810)	$549,932	$(482,857)	$1,367	$(109,834)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Comprehensive
Income (Loss)

Balance at June 28, 1997

Common stock repurchase program

Exercise of stock options

ESPP shares issued

Income tax benefit from stock options exercised

Net loss	(290,217)

Balance at June 27, 1998	$(290,217)

ESPP shares issued

Exercise of stock options

Shares issued in connection with Connex acquisition

Net loss	(492,690)

Unrealized loss on investment securities	(2,123)

Balance at July 3, 1999	$(494,813)

ESPP shares issued

Exercise of stock options

Shares issued in debenture redemption and equity facility sales

Other shares issued

Net loss	(188,016)

Unrealized gain on investment securities	3,490

Balance at June 30, 2000	$(184,526)

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended

	June 27,	July 3,	June 30,
	1998	1999	2000

Cash flows from operating activities

Net loss	$(290,217)	$(492,690)	$(188,016)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	106,550	131,066	78,452

Interest on convertible debentures	9,059	24,956	15,447

Non-cash portion of restructuring charges (Note 8)	—	42,386	56,301

In-process research and development charge (Note 8)	—	7,471	—

Extraordinary gain on redemption of convertible debentures	—	—	(166,899)

Investment gains	—	—	(14,767)

Changes in assets and liabilities:

Accounts receivable	176,539	107,693	124,430

Inventories	37,958	22,069	45,802

Prepaid expenses and other assets	2,830	(10,101)	4,680

Accrued warranty	18,110	31,052	(3,094)

Accounts payable, accrued compensation and accrued expenses	(83,236)	(3,013)	(103,156)

Other	(16,566)	(436)	(1,144)

Net cash used for operating activities	(38,973)	(139,547)	(151,964)

Cash flows from investing activities

Capital expenditures, net	(198,641)	(106,559)	(22,044)

Proceeds from sales of property and equipment	—	—	66,756

Other investment activity	9,758	—	(12,867)

Net cash provided by (used for) investing activities	(188,883)	(106,559)	31,845

Cash flows from financing activities

Proceeds from ESPP shares issued and stock option exercises	23,816	15,348	6,183

Debt issuance costs	(18,707)	(2,925)	—

Proceeds from bank debt (Note 3)	50,000	—	—

Repayment of bank debt (Note 3)	—	—	(50,000)

Proceeds from issuance of convertible debentures (Note 3)	460,129	—	—

Common stock issued for cash (Note 6)	—	—	111,810

Proceeds from minority investment in Sagetree (Note 1)	—	—	10,000

Common stock repurchase program	(35,828)	—	—

Net cash provided by financing activities	479,410	12,423	77,993

Net increase (decrease) in cash and cash equivalents	251,554	(233,683)	(42,126)

Cash and cash equivalents at beginning of year	208,276	459,830	226,147

Cash and cash equivalents at end of year	$459,830	$226,147	$184,021

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

      Western Digital Corporation (“Western Digital” or the “Company”) has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. Following are the Company’s significant accounting policies:

  Fiscal Year

      The Company has a 52 or 53-week fiscal year. In order to align its manufacturing and financial calendars, effective during the three months ended December 31, 1999, the Company changed its fiscal calendar so that each fiscal month ends on the Friday nearest to the last day of the calendar month. Prior to this change, the Company’s fiscal month ended on the Saturday nearest to the last day of the calendar month. The change did not have a material impact on the Company’s results of operations or financial position. The 1998, 1999 and 2000 fiscal years ended on June 27, July 3, and June 30, respectively, and consisted of 52 weeks for the fiscal years 1998 and 2000, and 53 weeks for the fiscal year 1999. All general references to years relate to fiscal years unless otherwise noted.

  Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. As such, foreign exchange gains or losses resulting from remeasurement of these accounts are reflected in the results of operations. These foreign exchange gains and losses were immaterial to the consolidated financial statements. Monetary and nonmonetary asset and liability accounts have been remeasured using the exchange rate in effect at each year end and using historical rates, respectively. Income statement accounts have been remeasured using average monthly exchange rates.

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

      The Company maintains a base stock of two to three weeks of current finished goods inventory for certain key original equipment manufacturer (“OEM”) customers in facilities located adjacent to their operations. Inventory at these locations usually includes minor product customizations (such as labeling) for the related

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OEM. If subsequent to its initial order the OEM changes its requirements, inventory held at these facilities can be sold to other OEM’s or distributors as is or with minor modifications (such as a change in labeling) at little or no additional cost.

  Depreciation and Amortization

      The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. Depreciation is computed on a straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms. Goodwill and purchased technology, which are included in other assets, are capitalized at cost and amortized on a straight-line basis over their estimated lives of five to fifteen years. Other intangible assets, including intangibles acquired from IBM pursuant to a joint technology development agreement (See Note 4), are amortized over their expected useful lives or the lives of the related products.

      The Company reviews identifiable intangibles, goodwill and other long-lived assets for impairment whenever events or circumstances indicate the carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized.

  Revenue Recognition

      The Company recognizes revenue at time of shipment, net of pricing adjustments and estimated sales returns. In accordance with standard industry practice, the Company’s agreements with certain resellers provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. These agreements may be terminated upon written notice by either party. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company recognizes revenue at the time of shipment on sales to resellers who have inventory repurchase agreements due to the Company’s ability to reasonably estimate future returns as well as the historically low levels of actual repurchases. Revenue recognized on sales to resellers with inventory repurchase agreements was $1,083, $841, and $683 million for fiscal years 1998, 1999 and 2000, respectively. Repurchases of inventory under such agreements were not material in 1998, 1999 and 2000.

  Warranty

      The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive and the warranty periods range from 1 to 3 years for all hard drives, except enterprise drives, which had a warranty period of 5 years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. Although the Company believes that it has the continued ability to reasonably estimate warranty reserves, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

      The Company increased warranty accruals from 1998 to 1999 primarily due to a normal increase in units under warranty and the completion of the Company’s transition in its desktop product line from thin-film to the newer magnetoresistive head technology in the June 1998 quarter. This transition and experience with thin film returns, which indicated a higher return rate, higher cost of repair and longer duration of returns within the warranty period, resulted in an increase in warranty accruals. Prior to 1999, the Company’s experience with returns of older generation thin-film products was that a large percentage of the products which were going to fail, failed in the first six months after sale. However, with the advancements in thin-film recording

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology, the gaps between critical components (principally the recording heads and disks) within the drive became much smaller until they were almost in contact with one another. This made the thin-film drives much more susceptible to environmental factors which typically manifest themselves over longer periods of time, such as gases released from the surrounding environment that may permeate through or from other components in the drive. In early 1999, the Company began to see consistent data indicating a higher percentage of advanced thin-film drives coming back after the first six months. That, combined with the significant amount of these drives that were in the field, led to a higher lifetime return rate being applied to a larger base of products in the field and an incremental warranty provision was recorded.

  Advertising Expense

      Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $17.4, $14.3, and $9.0 million in 1998, 1999 and 2000, respectively.

  Income Taxes

      The Company accounts for income taxes using the liability method under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment.

  Per Share Information

      The Company computes basic loss per share using the net loss and the weighted average number of common shares outstanding during the period. Dilutive loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares include outstanding employee stock options, employee stock purchase plan shares and common shares issuable upon conversion of the convertible debentures. The effects of these items were not included in the computation of diluted loss per share for each period presented as their effect would have been anti-dilutive (See Note 9).

  Stock-Based Compensation

      The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 establishes the financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”), as SFAS 123 permits, and to follow the pro forma net income (loss), pro forma earnings (loss) per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. (See Note 6).

  Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The fair value of the Company’s convertible debentures is estimated by reference to quoted information from market sources. At June 30, 2000, the market value of the Company’s convertible debentures was approximately $111.6 million, compared to the related

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of $225.5 million. The carrying amounts of all other financial instruments in the consolidated balance sheets, with the exception of the Komag common stock classified as long-term (discussed below), approximate fair values.

  Investments

      The Company’s investments in unrestricted, marketable equity securities have been classified as “available for sale”, are included in other current assets, and are carried at fair value. The classification of a security is determined at the acquisition date and reviewed periodically. The Company reviews, on a quarterly basis, the fair market value of the available for sale securities and records an unrealized gain or loss resulting from the difference between the fair market value at the time of the acquisition and the fair market value on the measurement date. The unrealized gains or losses are shown as a component of shareholders’ deficiency. Securities that are not classified as “available for sale” are carried at cost. The Company periodically reviews its cost-basis investments for instances where fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of any write-down would be included in the results of operations as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the specific identification method.

      The Company owned approximately 10.8 million shares of Komag common stock at June 30, 2000, which when acquired on April 8, 1999, had a fair market value of $34.9 million. The stock is restricted as to the number of shares which can be sold in a given time period. The restrictions lapse over a three and one-half year period. As of June 30, 2000, approximately 60% of these shares could be sold within twelve months. Because the Company has identified these shares as “available for sale” under the provisions of Statement of Financial Accounting Standards No. 115, “Investments in Certain Debt and Equity Securities” (“SFAS 115”), the amount sellable within twelve months was marked to market value using published closing prices of Komag stock as of June 30, 2000. Accordingly, a total accumulated unrealized loss of $9.6 million was included in accumulated other comprehensive income (loss). The aggregate book value of the total Komag shares was $25.3 million (market value of approximately $18.9 million) as of June 30, 2000, of which $11.3 million related to shares sellable within twelve months and was classified as current. Subsequent to June 30, 2000, the Company sold some of its Komaq common stock holdings (see Note 11).

      The Company owns approximately 1.3 million shares of Vixel Corporation (“Vixel”) common stock. The Company has identified these shares as “available for sale” under the provisions of SFAS 115. During the three months ended October 2, 1999, Vixel completed an initial public offering and the shares were marked to market value. At June 30, 2000 a total accumulated unrealized gain of $11.0 million is included in accumulated other comprehensive income (loss). The investment in Vixel common stock is classified as current. The aggregate carrying value of the shares, which approximates market value, is $11.0 million as of June 30, 2000.

  Other Comprehensive Income (Loss)

      The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), beginning with the Company’s fourth quarter of 1999. Prior to the fourth quarter of 1999, the Company did not possess any components of other comprehensive income as defined by SFAS 130. SFAS 130 separates comprehensive income into two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity (deficiency) but are excluded from net income (loss). While SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss), SFAS 130 has no impact on the Company’s net loss or total shareholders’ deficiency. The Company’s other

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115.

  Minority Interest in Subsidiary

      In June 2000, the Company’s subsidiary, Sagetree, Inc. (“Sagetree”), received cash proceeds of $10.0 million from NCR Corporation in exchange for a minority voting interest in Sagetree at June 30, 2000. The Company reflects the portion of the earnings or losses of Sagetree which are applicable to the minority interest as an adjustment to minority interest on the consolidated balance sheets, and as a component of other income (expense) on the consolidated statements of operations. For the year ended June 30, 2000, the amount of minority interest in Sagetree’s losses was not material to the Company’s consolidated financial statements.

  Foreign Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. From time to time, the Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts have maturity dates that do not exceed twelve months. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction effects the results of operations. Costs associated with entering into such contracts are typically amortized over the life of the instrument. The Company does not purchase short-term forward exchange contracts for trading purposes.

      In response to the Company’s underlying foreign currency exposures, the Company may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing foreign currency forward exchange contracts. Gains or losses on terminated contracts and offsetting contracts are recognized in the results of operations in the periods in which the hedged transactions effect the results of operations.

      The Company had outstanding forward exchange contracts with commercial banks with nominal values of $241.9, $66.4 and $13.5 million, at June 27, 1998, July 3, 1999 and June 30, 2000, respectively. The total unrealized gains and losses on outstanding forward exchange contracts and foreign currency transactions were not material to the consolidated financial statements as of and for the years ended June 27, 1998 and June 30, 2000. For the year ended July 3, 1999, the total net loss on foreign currency transactions and forward exchange contracts was $10.3 million. Of this amount, a realized loss of $7.5 million on terminated hedging contracts was recorded due to the imposition of exchange controls by the Malaysian government. Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar, the British Pound and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company has discontinued hedging its Malaysian Ringgit currency risk. Future hedging of this currency will depend on currency conditions in Malaysia. As a result of the closure of the Company’s Singapore operations in 2000, the Company has also discontinued its hedging program related to the Singapore Dollar.

  Use of Estimates

      Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Reclassifications

      Certain prior years’ amounts have been reclassified to conform to the current year presentation.

  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” (“SFAS 137”), which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The application of these statements is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity, and the Company does not anticipate recording a significant adjustment as a result of the transition to these statements.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 101 (“SAB101”) “Revenue Recognition in Financial Statements”. This Staff Accounting Bulletin summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to follow the guidance in SAB101 no later than its fourth quarter of 2001, with restatement of earlier quarters in 2001 required, if necessary. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, SAB101 may have on its consolidated financial position or results of operations.

      In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.  Supplemental Financial Statement Data (in thousands)

	1998	1999	2000

Net Interest and Other Income (Expense)

Interest income	$15,952	$16,906	$9,260

Investment gains	—	—	14,767

Interest expense	(12,135)	(32,804)	(19,153)

Net interest and other income (expense)	$3,817	$(15,898)	$4,874

Cash paid for interest	$2,073	$4,819	$2,100

Inventories

Finished goods		$101,828	$69,033

Work in process		26,307	11,253

Raw materials and component parts		15,958	4,260

		$144,093	$84,546

Property and Equipment

Land and buildings		$94,788	$53,372

Machinery and equipment		383,095	310,342

Furniture and fixtures		13,407	9,279

Leasehold improvements		42,972	16,858

		534,262	389,851

Accumulated depreciation and amortization		(296,323)	(290,899)

Net property and equipment		$237,939	$98,952

Supplemental disclosure of non-cash investing and financing activities:

Proceeds from sale of Santa Clara disk media operations		$77,100

Common stock issued and liabilities assumed in connection with acquisition of Connex		$(10,000)

Common stock issued for redemption of convertible debentures			$110,101

Redemption of convertible debentures for Company common stock, net of capitalized issuance costs			$277,008

Settlement of accounts payable by transfer of cost method investments			$26,242

Transfer of Service Center assets in exchange for promissory note			$11,655

Note 3.  Long-Term Debt

  Line of Credit

      The Company had a secured revolving credit and term loan facility that matured on March 31, 2000. Outstanding borrowings at July 3, 1999 amounted to $50.0 million. This amount was paid in full in 2000. Subsequent to June 30, 2000, the Company’s hard drive solutions division entered into a new credit facility (see Note 11).

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Convertible Debentures

      In February 1998, the Company received gross proceeds of $460.1 million (before the Initial Purchasers’ discount) from an offering of zero coupon convertible subordinated debentures due February 18, 2018 (“the Debentures”). The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be repurchased by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of repurchase. The repurchase price may be paid in cash or common stock, at the Company’s option. The Debentures are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. The principal amount at maturity of the Debentures when issued was $1.3 billion. During 2000, the Company issued 26.7 million shares of common stock in exchange for Debentures with a book value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors and resulted in extraordinary gains of $166.9 million. As of June 30, 2000, the book value of the remaining outstanding Debentures was $225.5 million and the aggregate principal amount at maturity was $561.6 million. Included in other assets is the amount of unamortized Debenture issuance costs. The Debenture issuance costs totaled approximately $14.5 million at origination and are being amortized over 10 years. During 2000, approximately $7.1 million of unamortized costs were netted against the extraordinary gain in connection with the redemptions. As of June 30, 2000, the balance of unamortized Debenture issuance costs was approximately $4.7 million and is included in other assets. Subsequent to June 30, 2000, the Company redeemed additional Debentures (see Note 11).

Note 4.  Commitments, Agreements and Contingent Liabilities

  Operating Leases

      The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2010. Rental expense under these leases, including month-to-month rentals, was $39.3, $36.2 and $17.8 million in 1998, 1999 and 2000, respectively. Leases with terms through 2003 for which the Company is contingently liable, totaling $42.0 million, are not included in the table below. See Note 8 for further discussion.

      Future minimum rental payments under non-cancelable operating leases as of June 30, 2000 are as follows (in thousands):

2001	$11,532

2002	6,663

2003	6,065

2004	5,343

2005	5,582

Thereafter	20,600

Total future minimum rental payments	$55,785

  IBM License Agreement

      In June of 1998, the Company entered into a broad based technology licensing and component supply agreement with IBM (the “Agreement”) involving the design and manufacture of desktop hard disk drives

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using IBM’s giant magnetoresistive (“GMR”) heads and other components. The terms of the Agreement included a $20.0 million non-refundable initial payment in June 1998, which was fully expensed in 1998 as in-process research and development. Additional payments of $30.0 million and $10.0 million were made in 1999 and 2000, respectively, upon the achievement of certain product development milestones. These additional payments were capitalized and amortized to cost of sales as the related product was sold (generally within one year). As of June 30, 2000 the payments had been fully amortized. The Agreement also required the Company to make supplemental per unit payments as the related product was sold. These amounts were recorded to cost of sales as the product was sold. The Agreement also included a supply arrangement for the purchase of GMR heads at negotiated market prices.

  Legal Proceedings

      In 1992 Amstrad plc (“Amstrad”) brought suit against the Company in California State Superior Court, County of Orange, alleging that disk drives supplied to Amstrad by the Company in 1988 and 1989 were defective and caused damages to Amstrad of not less than $186 million. The suit also sought punitive damages. The Company denied the material allegations of the complaint and filed cross-claims against Amstrad. The case was tried, and in June 1999 the jury returned a verdict in favor of Western Digital. Amstrad has appealed the judgment and the Company has filed motions to recover a portion of its legal and other costs of defense. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      In 1994 Papst Licensing (“Papst”) brought suit against the Company in federal court in California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchased from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      On October 23, 1998, Censtor Corporation (“Censtor”) initiated an arbitration proceeding against the Company in California, alleging that it is owed royalties under a license agreement between Censtor and the Company. In response, the Company filed a complaint in federal court in California seeking a determination that the patents at issue are invalid. The federal court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      On June 9, 2000 a suit was brought against the Company in California State Superior Court on behalf of a class of former employees of the Company who were terminated as a result of a reduction in force in December 1999. The complaint asserts claims for unpaid wages, fraud, breach of fiduciary duty, breach of contract, and unfair business practices. The Company has removed the suit to federal court in California on the ground that all of the claims are preempted by the Employee Retirement Income Security Act of 1974. The Company denies the material allegations of the complaint and intends to vigorously defend this action. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      In the normal course of business, the Company receives and makes inquiries regarding possible intellectual property matters, including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that in a particular case a license will be offered or that the offered terms will be acceptable to the Company. One such matter currently pending involves Discovision Associates, which has recently brought patents it holds to the Company’s attention. The Company does not believe that the ultimate

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      From time to time the Company receives claims and is a party to suits and other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 5.  Income Taxes

      The domestic and international components of income (loss) before income taxes are as follows (in thousands):

	1998	1999	2000

United States	$(348,397)	$(399,006)	$(214,316)

International	56,389	(93,684)	6,800

Income (loss) before income taxes and after extraordinary item	$(292,008)	$(492,690)	$(207,516)

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	1998	1999	2000

Current

United States	$(6,195)	$(3,519)	$(15,302)

International	4,905	3,352	2,623

State	(501)	167	179

	(1,791)	—	(12,500)

Deferred, net	—	—	(7,000)

Provision (benefit) for income taxes	$(1,791)	$—	$(19,500)

      The tax benefits associated with employee exercises of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan reduced taxes currently payable in 1998 by $2.3 million. Such benefits were credited to additional paid-in capital. No amounts were recorded to additional paid-in capital in 1999 and 2000 because their realization was not more likely than not to occur and, consequently, a valuation allowance was recorded against the entire benefit.

      During 2000, the Company reversed $19.5 million of tax accruals and certain deferred tax amounts. These accruals were previously established over time and primarily related to unremitted income of foreign subsidiaries. However, based upon a review of the Company’s tax positions after the substantial international operations restructurings in 2000, and due to the significant balances of net operating losses in recent years, the Company believes these accruals are no longer necessary.

      Income tax payments amounted to $16.9 million, $5.5 million and $4.6 million in 1998, 1999 and 2000, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at July 3, 1999 and June 30, 2000 are as follows (in thousands):

	1999	2000

Deferred tax assets:

NOL carryforward	$251,009	$309,315

Business credit carryforward	34,242	35,374

Reserves and accrued expenses not currently deductible	120,117	98,695

All other	16,259	4,274

	421,627	447,658

Valuation allowance	(421,627)	(447,658)

Total deferred tax assets	$—	$—

Deferred tax liabilities:

Unremitted income of foreign subsidiaries	$15,430	$7,995

All other	3,640	4,146

Total deferred tax liabilities	$19,070	$12,141

      Reserves and accrued expenses not currently deductible include the following:

	1999	2000

Sales related reserves and adjustments	$50,889	$49,487

Accrued compensation and benefits	17,897	10,232

Inventory reserves and adjustments	4,498	2,675

Other accrued liabilities	46,833	36,301

Total deferred tax assets	$120,117	$98,695

      SFAS 109 requires deferred taxes to be determined for each tax paying component of an enterprise within each tax jurisdiction. The deferred tax assets indicated above are attributable primarily to tax jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions are also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized.

      Reconciliation of the United States Federal statutory rate to the Company’s effective tax rate is as follows:

	1998	1999	2000

U.S. Federal statutory rate	(35.0)%	(35.0)%	(35.0)%

State income taxes, net	(0.2)	0.0	0.0

Tax rate differential on international income	(15.5)	0.9	8.7

Effect of valuation allowance	46.5	34.1	12.5

Other	3.6	0.0	4.5

Effective tax rate	(0.6)%	0.0%	(9.3)%

      Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared to local statutory rates. The lower rates reduced income taxes and increased net earnings or reduced the net loss

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by $17.1 million ($.20 per share, diluted), $25.2 million ($.28 per share, diluted), and by $19 million ($.15 per share, diluted) in 1998, 1999 and 2000, respectively. These lower rates are in effect through fiscal year 2004.

      At June 30, 2000, the Company had Federal and state net operating loss carryforwards of approximately $820 million and $385 million, respectively. In addition, the Company had various Federal and state tax credit carryforwards of approximately $35.3 million. The loss carryforwards expire in fiscal years 2008 through 2020 and the credit carryforwards expire in fiscal years 2001 through 2013.

      Net undistributed earnings from international subsidiaries at June 30, 2000, on which no U.S. tax has been provided, amounted to approximately $450 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made on these earnings.

Note 6.  Shareholders’ Equity

  Equity Facility

      Under an existing shelf registration (“equity facility”), the Company may issue for cash, shares of common stock to institutional investors. The equity facility provides for up to $190.0 million in cash proceeds of which $111.8 million had been utilized during 2000. Shares sold under the equity facility are at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During 2000, the Company issued 24.6 million shares of common stock under the equity facility for net cash proceeds of approximately $111.8 million. Subsequent to June 30, 2000, the Company sold additional shares under the equity facility (see Note 11).

  Stock Reserved for Issuance

      The following table summarizes all shares of common stock reserved for issuance at June 30, 2000 (in thousands):

Number
of Shares

Issuable in connection with:

Convertible debentures	8,387

Exercise of stock options, including options available for grant	45,389

Employee stock purchase plan	4,133

57,955

  Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (“ESPP”) that operates in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever is less. Approximately 4.1 million shares of common stock have been reserved for issuance under this plan. Approximately 1,231,000, 1,002,000 and 1,236,556 shares were issued under this plan during 1998, 1999 and 2000, respectively.

  Stock Option Plans

      Western Digital’s Employee Stock Option Plan (“Employee Plan”) is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value of the common stock on the

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 30, 2000, options to purchase 7,533,074 and 11,734,723 shares of common stock were exercisable and available for grant, respectively, under this plan. Pursuant to the terms of the Employee Plan, participants are permitted to utilize previously purchased common stock as consideration to purchase additional common stock upon exercise of options or to exercise on a cashless basis.

      On September 30, 1999, the Company’s Board of Directors approved the Broad-Based Stock Incentive Plan (the “Broad-Based Plan”) under which options to purchase shares of common stock may be granted to employees of the Company and others. This plan is intended to qualify as “broadly-based” under the New York Stock Exchange shareholder approval policy. The Compensation Committee determines the vesting provisions and other terms of the options. To date, the options granted vest either 100% one year from the date of grant or 25% every six months beginning six months from the date of grant. As of June 30, 2000, options to purchase 792,648 and 12,515,448 shares of common stock were exercisable and available for grant, respectively, under this plan.

      The Company has a Stock Option Plan for Non-Employee Directors (“Director Plan”) and has reserved 1.6 million shares for issuance thereunder. The Director Plan provides for initial option grants to new directors of 75,000 shares per director and additional grants of options to purchase 10,000 shares of common stock per director each year upon their reelection as a director at the annual shareholders’ meeting. Terms of the Director Plan require that options have a ten-year term and that the exercise price of options be not less than the fair market value at the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 30, 2000, options to purchase 243,131 shares of common stock were exercisable and options to purchase 237,839 shares of common stock were available for grant.

      The following table summarizes activity under the Employee, Broad-Based and Director Plans (in thousands, except per share amounts):

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding at June 28, 1997	9,586	$11.20

Granted	4,433	27.17

Exercised, net of value of redeemed shares	(1,166)	7.54

Canceled or expired	(502)	20.00

Options outstanding at June 27, 1998	12,351	16.92

Granted	9,119	11.10

Exercised, net of value of redeemed shares	(740)	7.30

Canceled or expired	(3,004)	23.63

Options outstanding at July 3, 1999	17,726	13.19

Granted	13,485	3.82

Exercised, net of value of redeemed shares	(288)	4.10

Canceled or expired	(10,022)	9.92

Options outstanding at June 30, 2000	20,901	$8.83

      The significant increase in the number of shares canceled or expired in 2000 is a result of terminations relating to restructuring and other attrition.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize information about options outstanding and exercisable under the Employee, Broad-Based and Director Plans at June 30, 2000 (in thousand, except per share amounts):

			Options Outstanding
						Options Exercisable
				Weighted Average	Weighted
Range of			Number	Contractual Life	Average	Number	Weighted Average
Exercise Prices			of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$1.44			12	1.37	$1.44	12	$1.44
1.62	–	2.81	3,285	8.71	2.77	1,079	2.69
3.31	–	4.37	2,459	6.64	3.67	73	3.74
4.43	–	4.44	2,197	9.67	4.44	—	—
4.50	–	6.50	2,774	8.87	5.29	595	5.91
6.56	–	8.81	2,931	5.91	7.84	2,237	7.94
8.87	–	11.87	2,611	6.90	11.22	1,935	11.37
12.25	–	17.19	2,371	8.17	12.99	930	13.09
17.25	–	34.19	2,173	7.22	25.59	1,630	26.25
34.50	–	48.50	88	6.89	37.93	78	37.74

Total			20,901	7.74	$8.83	8,569	$12.19

      Some of the Company’s new venture subsidiaries maintain stock option plans for their own employees and directors. The terms of these plans are similar to those of the Company’s Employee Plan. These new ventures have reserved up to approximately 30% of their stock for existing and future option grants to their employees and directors.

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

      The fair value of options granted in 1998, 1999 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			ESPP Plan

	1998	1999	2000	1998	1999	2000

Option life (in years)	4.5	5.0	4.0	2.0	2.0	2.0

Risk-free interest rate	5.50%	5.75%	6.15%	5.50%	5.75%	6.15%

Stock price volatility	.76	.82	.83	.76	.82	.83

Dividend yield	—	—	—	—	—	—

      The following is a summary of the per share weighted average fair value of stock options granted in the years listed below:

	1998	1999	2000

Options granted under the Stock Option Plans	$17.10	$7.74	$2.44

Shares granted under the ESPP Plan	$7.39	$9.92	$8.77

      The Company applies APB Opinion No. 25 in accounting for its stock option and ESPP plans and, accordingly, no compensation expense has been recognized for the options in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its options under SFAS 123, the Company’s net loss and net loss per share would have been increased to the amounts indicated below:

	Year Ended

	June 27,	July 3,	June 30,
	1998	1999	2000

Pro forma net loss (in thousands)	$(324,178)	$(538,637)	$(227,799)

Pro forma net loss per share:

Basic and diluted	$(3.70)	$(6.02)	$(1.86)

      Pro forma net loss and net loss per share reflects only options granted after 1995. Therefore, the full impact of calculating compensation expense for options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation expense is reflected over the options’ vesting period and compensation expense for options granted before 1996 is not considered. The pro forma net loss information appearing above excludes the effects on pro forma compensation expense of options granted under the new venture plans, as the amounts are not material.

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

Note 7.  Business Segment, International Operations and Major Customer

  Segment Information

      The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) in 1999. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual financial statements and selected segment information in interim financial reports.

      In 1998, the Company operated in one industry segment, the hard drive industry (hard drive solutions, “HDS”), and in accordance with SFAS 131, has provided enterprise-wide disclosures. During 1999, the Company acquired Connex, which is a separate operating segment as defined under SFAS 131. Connex is an early-stage business which did not meet the separate disclosure requirements under SFAS 131 in 1999 and in 2000. The Company also has other new venture businesses which it began developing in 2000 and which did not meet the separate disclosure requirements under SFAS 131. In accordance with SFAS 131, the Company has combined the results of Connex and other new ventures in an “all other” category in order to report the HDS segment results separately which is consistent with the segment information used by the chief operating decision maker in 2000 to assess performance and evaluate how to allocate resources. General and corporate expenses of the Company are included in the HDS segment.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	HDS	All Other	Total

	(in thousands)

Year ended June 30, 2000

Revenues	$1,956,671	$909	$1,957,580

Restructuring charges	$85,837	$—	$85,837

Operating loss	$(340,348)	$(38,941)	$(379,289)

Total assets	$609,522	$6,052	$615,574

Depreciation and amortization	$77,518	$934	$78,452

Additions to property and equipment	$20,477	$1,567	$22,044

  International Operations

      The Company’s operations outside the United States include a manufacturing facility in Malaysia as well as sales offices throughout Europe and Asia. During 1998, 1999 and the first half of 2000, the Company also had manufacturing facilities in Singapore. The following table summarizes operations by geographic areas for the past three years. United States revenues to unaffiliated customers include export sales to various countries in Europe and Asia of $606.7, $482.5, and $546.5 million in 1998, 1999 and 2000, respectively.

      Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $77.6, $82.7 and $66.3 million in 1998, 1999, and 2000 respectively, have been excluded in determining operating income (loss) by geographic region.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United
	States	Europe	Asia	Eliminations	Total

	(in millions)

Year ended June 27, 1998

Sales to unaffiliated customers	$2,630	$886	$26	$—	$3,542

Transfers between geographic areas	998	166	3,324	(4,488)	—

Revenues, net	$3,628	$1,052	$3,350	$(4,488)	$3,542

Operating income (loss)	$(271)	$7	$66	$(20)	$(218)

Identifiable assets	$907	$116	$455	$(35)	$1,443

Year ended July 3, 1999

Sales to unaffiliated customers	$2,001	$751	$15	$—	$2,767

Transfers between geographic areas	746	1	2,607	(3,354)	—

Revenues, net	$2,747	$752	$2,622	$(3,354)	$2,767

Operating income (loss)	$(295)	$7	$(114)	$8	$(394)

Identifiable assets	$550	$97	$390	$(15)	$1,022

Year ended June 30, 2000

Sales to unaffiliated customers	$1,463	$485	$10	$—	$1,958

Transfers between geographic areas	479	3	1,858	(2,340)	—

Revenues, net	$1,942	$488	$1,868	$(2,340)	$1,958

Operating income (loss)	$(317)	$104	$(58)	$(42)	$(313)

Identifiable assets	$477	$154	$16	$(31)	$616

  Major Customer

      During 1998, 1999, and 2000 sales to Compaq accounted for 14%, 21% and 21% of the Company’s revenues, respectively.

Note 8.  Restructurings, Acquisitions and Dispositions

  1999 Restructuring Actions

      In January 1999, the Company initiated a restructuring program which resulted in the combination of its personal storage and enterprise storage divisions into a single hard drive operating unit. Accordingly, design, manufacturing, materials, business and product marketing resources to address both the desktop and enterprise markets were combined. In connection with the combination, the Company’s Tuas, Singapore facility was closed and production of enterprise drives was moved to the Company’s facility in Chai-Chee, Singapore. This restructuring program, which was substantially completed by the end of the third quarter of 1999, resulted in a reduction of worldwide employee headcount of 934 employees, approximately 250 of which were direct and indirect labor and the remainder were management, professional and administrative personnel. A $41.0 million restructuring charge was recorded consisting of $19.6 million for the write-down of the Tuas building and equipment to its estimated fair value of $7.8 million, based on a valuation done by an independent party, $14.3 million for severance and other incremental costs related to the closure of the facility, $5.7 million for the write-off of duplicate warranty repair and engineering supplies and $1.4 million for renovation related costs of the Tuas facility. Of the severance and other related charges, approximately $11.0 million was paid in 1999, and the remainder was paid in 2000. The write-off of duplicate warranty repair and engineering supplies, including base replacement stock for warranty repairs and engineering materials, was

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessary due to the reduced requirements of a single combined repair facility. Tuas facility renovation and related costs consisted of costs incurred to ready the facility for sale.

      In April 1999, the Company completed the sale of its Santa Clara disk media operations to Komag. The components of the sale are summarized below (in millions):

Proceeds:

Common stock of Komag, Inc.	$34.9

Note receivable	30.1

Trade receivable for certain inventory sold	12.1

77.1

Costs:

Equipment sold	68.3

Inventory sold	18.1

Prepaids and other related assets sold or written off	7.7

Severance and outplacement	3.0

97.1

Restructuring charge	$20.0

      The Company received, as a component of the total consideration, an unsecured note (the “Note”) in the amount of $30.1 million, which is included in other assets. The Note matures in April 2002 and has an annual interest rate of 4.9%, compounded quarterly. The outstanding principal balance and accrued interest is due and payable in full upon maturity. The Note contains a principal and accrued interest reduction provision which is based on the excess, if any, of proceeds received upon sale of Komag stock over a predetermined floor.

      In conjunction with the sale of Company assets, Komag assumed certain liabilities, mainly leases related to production equipment and facilities. The Company is contingently liable for these leases. If Komag were unable to meet its payment obligations on the remaining leases, totaling approximately $42.0 million as of June 30, 2000, the Company would be ultimately liable to make the payments.

      The transaction with Komag included a three-year volume purchase agreement under which the Company must purchase a significant percentage of its media requirements from Komag. The agreement does not require the Company to purchase a fixed minimum amount of media from Komag. The Company also entered into a License Agreement and Joint Development Agreement. The License Agreement grants Komag a fully paid-up license to utilize certain of the Company’s technology in the development of future media products for the Company. The Joint Development Agreement provides the basis for determining the ownership of any media manufacturing related technology developed by Komag and/or the Company in the future. There is no additional consideration related to the sale inherent in these other agreements. Therefore, no portion of the sales proceeds was allocated to them.

      The April 1999 sale of the media business resulted in a reduction of employee headcount of 1,106 employees, approximately 650 of which were direct labor, with the rest being technicians, management and other professionals. Of the severance and outplacement charge of $3.0 million, approximately $1.9 million was paid in 1999, and the balance was paid in 2000. The sale of the Company’s media assets to Komag and the related transition and restructuring program were substantially completed by the end of the fourth quarter of 1999.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of the 1999 restructuring charges, the amounts paid and the ending accrual balances (in thousands) for the years ended July 3, 1999 and June 30, 2000:

		Non-Cash	Total
	Accruals	Charges	Charges

Consolidation of hard drive divisions:

Write-down of building and equipment to fair value	$—	$19,642	$19,642

Write-off of duplicate warranty repair and engineering supplies	—	5,748	5,748

Severance and other	14,271	—	14,271

Tuas facility renovation and related costs	1,339	—	1,339

	15,610	25,390	41,000

Sale of media assets to Komag:

Assets sold or written off, net of proceeds received	—	16,996	16,996

Severance and outplacement	3,004	—	3,004

	3,004	16,996	20,000

	18,614	$42,386	$61,000

1999 cash payments	(16,668)

Balance at July 3, 1999	1,946

Changes during 2000 to 1999 restructuring actions:

Cash payments	(170)

Accrual reversal	(1,776)

Balance at June 30, 2000	$—

      The accrual balance at July 3, 1999 after remaining cash obligations paid in 2000, was reversed through the restructuring charges line item on the consolidated statement of operations in 2000 (see table below).

  2000 Restructuring Actions

      During the first half of 2000, the Company initiated restructuring actions to improve operational effectiveness and efficiency and reduce operational expenses worldwide. Charges related to these restructuring actions were accrued in the periods in which executive management committed to execute such actions. Actions taken in 2000 included reorganization of operational and management responsibilities, transfer of hard drive production from Singapore to the Company’s manufacturing facility in Malaysia, closure of the Company’s Singapore operations, and removal of property and equipment from service. These actions resulted in a net reduction of worldwide headcount of approximately 1,600, of which approximately 140 were management, professional and administrative personnel and the remainder were manufacturing employees. In Asia, approximately 3,800 employees were reduced from the Company’s Singapore operation, while employees were added in Malaysia in connection with the transfer of production. Restructuring charges recorded in connection with these actions totaled $52.6 million and consisted of severance and outplacement costs of $18.0 million, the write-off of manufacturing equipment and information systems assets of $28.8 million (taken out of service and held for disposal), and net lease cancellation and other costs of $5.7 million.

      In January 2000, the Company announced plans to exit the enterprise hard drive market and shift its strategic focus and resources in the enterprise storage market to Internet-related data content management systems and management software. In connection with this decision, the Company closed its Rochester, Minnesota enterprise hard drive design center, and approximately 402 employees in the design center were laid off and given legally required notification and outplacement services. The Company sold its Rochester,

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minnesota facility for cash proceeds of approximately $29.7 million. The exit from the enterprise market resulted in a restructuring charge of $38.1 million. The restructuring charge consisted of $27.5 million for equipment write-offs (equipment taken out of service and held for disposal), including a loss recognized on the sale of the Rochester facility of $1.9 million, and $10.7 million for severance, outplacement and other incremental costs associated with the closure. Reducing these charges was the favorable settlement of lease commitments in Singapore of $5.3 million, favorable settlement of 1999 restructuring accruals of $1.8 million and a gain realized on the sale of the Tuas facility of $3.1. The restructuring effort was substantially completed by June 30, 2000.

      The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances (in thousands) for the year ended June 30, 2000:

		Non-Cash	Total
	Accruals	Charges	Charges

Consolidation of Asian operations:

Fixed asset write-offs	$—	$28,804	$28,804

Severance and outplacement	18,028	—	18,028

Lease cancellation and other (net of favorable lease settlement of $5,252)	5,733	—	5,733

	23,761	28,804	52,565

Closure of enterprise drive business:

Fixed asset write-offs		27,497	27,497

Severance, outplacement and other	10,651	—	10,651

	10,651	27,497	38,148

	34,412	56,301	90,713

Cash payments:	(30,529)	—

Balance at June 30, 2000	$3,883	$56,301

Changes to 1999 restructuring estimates:

Gain on sale of Tuas building			(3,100)

Favorable settlement of 1999 restructuring accruals			(1,776)

			$85,837

      The Company expects that the remaining restructuring accrual balance will be paid during the first six months of 2001.

  Acquisition of Connex

      On February 1, 1999, the Company acquired Connex, a San Jose-based startup company formed to develop storage solutions for the Windows NT and Unix server environments, at a cost of approximately $12.0 million. The purchase price included 575,662 shares of Western Digital common stock valued at $7.9 million, forgiveness of amounts advanced to Connex prior to the acquisition totaling $2.0 million and the assumption of certain liabilities of approximately $2.1 million. The acquisition was accounted for as a purchase. At the time of the acquisition, Connex was a development stage operation with no commercial products yet available for sale. Connex had, at the time of acquisition, several in-process research and development projects which were approximately 40% complete. The major projects acquired include: industry standard storage systems and storage management software solutions for both Windows NT and UNIX server environments. The Company’s primary purpose for the acquisition was to acquire these in-process projects and complete the development efforts as the Company believed they had economic value but had not yet reached technological feasibility and had no alternative future uses. Therefore, the Company allocated substantially all

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the purchase price as a one-time charge for in-process research and development of $12.0 million to the Company’s results of operations in 1999. Approximately $0.4 million of assets were acquired in the acquisition. The Company continued the development efforts of Connex after the acquisition and the Consolidated Statements of Operations for 1999 and 2000 include development and administrative expenses in the results of operations associated with these efforts. Connex began shipping products during the third quarter of 2000.

  Service Center Operations

      During the quarter ended June 30, 2000, the Company entered into an agreement with Magnetic Data Technologies Pte Ltd., a Singapore private limited company (“MDTPL”), for the outsourcing of the Company’s customer service center. As a result of the agreement, the Company transferred to MDTPL, fixed assets, inventory and other assets totaling $11.7 million in exchange for notes receivable of $11.7 million due over 3 years, bearing interest at 9%. The agreement contains certain cancellation provisions. No gain or loss was recorded on the transaction. The note receivable is classified in other assets on the consolidated balance sheets. As of June 30, 2000, the outstanding balance on the note was $7.8 million.

Note 9.  Loss Per Share

      The following table illustrates the computation of basic and diluted loss per share:

	Years Ended

	June 27,	July 3,	June 30,
	1998	1999	2000

	(in thousands, except per share amounts)

Numerator:

Numerator for basic and diluted loss per share — net loss	$(290,217)	$(492,690)	$(188,016)

Denominator:

Denominator for basic loss per share — weighted average number of common shares outstanding during the period	87,525	89,478	122,624

Incremental common shares attributable to exercise of outstanding options and ESPP contributions	—	—	—

Denominator for diluted loss per share	87,525	89,478	122,624

Basic and diluted loss per share	$(3.32)	$(5.51)	$(1.53)

      As of June 27, 1998, July 3, 1999 and June 30, 2000, 12.4 million, 17.8 million and 20.9 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. Also, for the same periods, an additional 19.4, 19.4 and 8.4 million shares, respectively, issuable upon conversion of the Debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Note 10.  Savings and Profit Sharing Plan

      Effective July 1, 1991, the Company adopted a Savings and Profit Sharing Plan, the Western Digital Corporation Retirement Savings and Profit Sharing Plan (“the Plan”). The Plan includes an employee 401(k) plan. The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company may make annual contributions to the 401(k) plan at the discretion of the Board of Directors.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 1998, 1999 and 2000 the Company made contributions to the 401(k) plan of $2.9, $3.3 and $2.3 million, respectively.

Note 11.  Subsequent Events

  Investments

      During the period July 1, 2000 through September 15, 2000, the Company sold 4.9 million shares of its Komag common stock holdings for $15.0 million.

  Line of Credit

      On September 20, 2000, the Company’s hard drive solutions division (“HDS”) entered into a new three-year Senior Credit Facility replacing a previous facility that had matured on March 31, 2000. The new Senior Credit Facility provides up to $125 million in revolving credit (subject to a borrowing base calculation), is secured by HDS’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of HDS, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The new Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants.

  Convertible Debentures

      During the period July 1, 2000 through September 26, 2000, the Company issued 6.3 million shares of common stock in exchange for Debentures with a book value of $49.8 million and an aggregate principal amount at maturity of $122.7 million. As of September 26, 2000, the aggregate principal amount at maturity of the remaining Debentures was $438.9 million.

  Equity Facility

      During the period July 1, 2000 through September 5, 2000, the Company issued 6.1 million shares of common stock for net cash proceeds of $27.6 million under its existing equity facility.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.  Quarterly Results of Operations (unaudited)

	First(1)	Second(2)	Third(3)	Fourth(4)

	(in thousands, except per share amounts)

1999

Revenues, net	$650,858	$738,590	$668,456	$709,302

Gross profit (loss)	(82,752)	19,167	39,864	20,873

Operating loss	(192,005)	(79,015)	(110,045)	(95,727)

Net loss	(194,658)	(82,253)	(114,293)	(101,486)

Basic and diluted loss per share	$(2.20)	$(.93)	$(1.27)	$(1.12)

2000

Revenues, net	$406,957	$560,174	$516,587	$473,862

Gross profit (loss)	(65,343)	20,242	11,584	41,586

Operating loss	(191,608)	(88,446)	(84,158)	(15,077)

Net income (loss)	(106,315)	(15,197)	(70,669)	4,165

Basic and diluted earnings (loss) per share	$(1.11)	$(.13)	$(.53)	$.03

(1)	First quarter 1999 includes a $7.5 million charge to general and administrative expenses for losses on terminated hedging contracts and a $77.0 million special charge to costs of revenues to increase warranty accruals associated with the Company’s last generations of thin-film desktop products.

During the first quarter of 2000, the Company announced a recall of its 6.8GB per platter series of WD Caviar® desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip. Replacement of the chips involved rework of the printed circuit board assembly. Revenues of approximately $100 million, which related to products shipped during the first quarter and that were recalled, were reversed in the first quarter of 2000. In addition, the Caviar product line was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue during the quarter. Cost of revenues for the first quarter of 2000 included charges totaling $37.7 million for estimated costs to recall and repair the affected drives, consisting of $23.1 million for repair and retrieval, $4.5 million for freight and other, and $10.1 million for write-downs of related inventory. By June 30, 2000, the Company had completed rework on approximately 86% of the 1.2 million units and had resolved its claims against third parties resulting from the recall. The remaining drives have not yet been returned by end users, but the Company maintains a warranty accrual for potential repair or replacement.

During the first quarter of 2000 the Company recorded a restructuring charge of $32.3 million related to the consolidation of the Asian operations, consisting of $14.1 million for the write-off of fixed assets no longer utilized as a result of the restructuring, $13.0 million for severance and outplacement as a result of headcount reductions from the restructuring, and lease cancellations and other costs of $5.2 million.

During the first quarter of 2000 the Company also recognized an extraordinary gain of $90.6 million for the redemption of debentures.

(2)	During the second quarter of 2000, the Company continued with its restructuring actions and recorded a restructuring charge of $25.5 million related to further consolidation of the Asian operations, consisting of $14.7 million for the write-off of fixed assets, $5.8 million for lease cancellation and other costs, and $5.0 million for severance and outplacement costs.

Also during the second quarter of 2000 the Company recognized an extraordinary gain of $76.3 million relating to the redemption of debentures.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The third quarter of 1999 includes a $41.0 restructuring charge for the combination of the Company’s desktop and enterprise hard drive divisions and the resulting consolidation of its Singapore facilities and a $12.0 million charge for in-process research and development related to the acquisition of Connex.

The third quarter of 2000 includes a $28.0 million net restructuring charge and a special charge to cost of revenues of $34.8, directly resulting from the Company’s exit from the enterprise hard drive market.

The third quarter of 2000 also includes a $14.8 million gain on the disposition of certain investment securities.

(4)	The fourth quarter of 1999 includes a restructuring charge of $20.0 million, for the sale of the Company’s media operation to Komag.

The fourth quarter of 2000 includes benefits for adjustments to tax and other accrual accounts of $19.5 million and $11.0 million, respectively.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Three years ended June 30, 2000
(in thousands)

	Allowance for
	Doubtful	Accrued
	Accounts	Warranty(1)

Balance at June 28, 1997	$11,706	$28,898

Charges to operations	4,674	104,600

Deductions	(454)	(86,363)

Balance at June 27, 1998	15,926	47,135

Charges to operations	2,632	153,000

Deductions	(21)	(121,948)

Balance at July 3, 1999	18,537	78,187

Charges to operations	1,000	77,724

Deductions	(6,221)	(85,341)

Balance at June 30, 2000	$13,316	$70,570

(1)	Accrued warranty includes amounts classified in long-term liabilities of $25.0 million at July 3, 1999 and $30.2 million at June 30, 2000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2000.

Item 11.  Executive Compensation

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption “Security Ownership of Beneficial Owners,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2000.

Item 13.  Certain Relationships and Related Transactions

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2000.

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

           (3)  Exhibits

Exhibit
Number		Description

3.2.	2	By-laws of the Company, as amended October 15, 1999(21)
3.3		Certificate of Agreement of Merger(4)
3.4.	1	Certificate of Amendment and Restatement of Certificate of Incorporation dated March 27, 1997(11)
4.1.	1	Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of October 15, 1998, which includes as Exhibit B thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(17)
4.1.	2	Amendment to Rights Agreement between the Company and American Stock Transfer and Trust Company dated , 1999†
4.2		Form of Common Stock Certificate(1)
4.3		Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company(20)
4.4		Purchase Agreement dated February 12, 1998, by and between the Company and the Initial Purchasers named therein(14)
4.5		Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A.(14)
4.6		Registration Rights Agreement, dated as of February 18, 1998, by and between the Company and the Initial Purchasers named therein(14)
4.7		The Company’s Zero Coupon Convertible Subordinated Debenture due 2018 and the Global Form of the Company’s Zero Coupon Convertible Subordinated Debenture due 2018 (which is identical to the Company’s Zero Coupon Convertible Subordinated Debenture due 2018, except for certain provisions as marked)(14)
10.1.	4	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(18)*
10.3		Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 18, 1999(25)*
10.10	.1	Western Digital Corporation Deferred Compensation Plan, as amended and restated effective January 1, 1998(13)*
10.11		The Western Digital Corporation Executive Bonus Plan(6)*
10.11	.1	Amendment No. 1 to the Western Digital Corporation Executive Bonus Plan(15)*
10.12		The Extended Severance Plan of the Registrant(6)*
10.12	.1	Amendment No. 1 to the Company’s Extended Severance Plan(9)*
10.13		Manufacturing Building Lease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of November 9, 1993(5)
10.16	.1	Western Digital Long-Term Retention Plan, as amended July 10, 1997(12)*
10.16	.2	Western Digital Corporation Executive Retention Plan(16)*
10.17		Subleases between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of September 1, 1991(3)
10.18		Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of October 12, 1992(3)
10.19		Retention Agreement effective September 21, 1998 between the Company and Teresa A. Hopp(23)*
10.21	.1	The Company’s Non-Employee Directors Stock-For-Fees Plan, Amended and Restated as of January 9, 1997(11)*
10.22		Office Building Lease between The Irvine Company and the Company dated as of January 13, 1988(2)

Exhibit
Number		Description

10.22	.1	Second Amendment to Lease, dated January 6, 1999, by and between The Irvine Company and Western Digital Corporation(22)
10.22	.2	Letter Agreement dated December 21, 1999, by and between The Irvine Company and Western Digital Corporation(22)
10.23		Lease by and between Serrano Jack, L.L.C., and Western Digital Corporation, dated May 30, 1999.†
10.30		The Company’s Savings and Profit Sharing Plan(7)*
10.31		First Amendment to the Company’s Savings and Profit Sharing Plan(7)*
10.32		Second Amendment to the Company’s Savings and Profit Sharing Plan(8)*
10.32	.1	Third Amendment to the Company’s Retirement Savings and Profit Sharing Plan(10)*
10.32	.2	Fourth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(11)*
10.32	.3	Fifth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(15)*
10.32	.4	Sixth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(23)*
10.32	.5	Seventh Amendment to the Company’s Retirement Savings and Profit Sharing Plan(23)*
10.33		The Company’s Amended and Restated Stock Option Plan for Non-Employee Directors, amended as of May 25, 2000(12)†*
10.34		Broad-Based Stock Incentive Plan(23)*
10.35		Fiscal Year 1999-2000 Western Digital Bridge Incentive Plan(20)*
10.37		Separation and Consulting Agreement dated October 1, 1999, by and between the Company and Charles A. Haggerty(21)*
10.38		Revolving Credit and Term Loan Agreement, dated as of November 4, 1998, among Western Digital Corporation, BankBoston, N.A. and other lending institutions listed therein(18)
10.38	.1	First Amendment to Revolving Credit and Term Loan Agreement, dated as of April 8, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein(20)
10.38	.2	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of May 7, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein(20)
10.38	.3	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of July 30, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein(20)
10.38	.4	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of August 27, 1999, among Western Digital Corporation, BankBoston N.A. and other lending institutions named therein(20)
10.38	.5	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of January 14, 2000, among Western Digital Corporation, BankBoston N.A., and other lending institutions named therein(22)
10.39		Agreement dated July 6, 1999, by and between the Company and David W. Schafer(21)*
10.40		OEM Component Supply and Technology License Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(15)(19)
10.41		OEM Sales and Purchase Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(15)(19)
10.42		Asset Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated(20)(24)
10.43		Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated(20)(24)
10.44		Agreement dated October 7, 1999, by and between the Company and Russell R. Stern(22)*
10.45		Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees(22)*

Exhibit
Number	Description

10.46	Amended and Restated Purchase Agreement dated February 23, 2000, by and between Western Digital Corporation and Mayo Foundation(23)
21	Subsidiaries of the Company†
23	Consent of Independent Auditors†
27	Financial Data Schedule†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to Amendment No. 2 to the Company’s Annual Report on Form 10-K as filed on Form 8 with the Securities and Exchange Commission on November 18, 1988, and subject to confidentiality order dated November 21, 1988.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

(4)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on January 25, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 16, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 11, 1996.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 12, 1997.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 1, 1998.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 1998.

(17)	Incorporated by reference to the Company’s Form 8A (No. 001-08703) as filed with the Securities and Exchange Commission on November 19, 1998.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 1999.

(19)	Subject to confidentiality order dated October 2, 1998.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 1, 1999.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1999.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2000.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(24)	Subject to confidentiality order dated June 27, 2000.

(25)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-95499) as filed with the Securities and Exchange Commission on January 27, 2000.

      (b)  Reports on Form 8-K:

      On May 4, 2000, The Company filed a current report on Form 8-K to file its press release dated April 27, 2000, announcing third quarter earnings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ TERESA HOPP

Teresa Hopp
Senior Vice President
and Chief Financial Officer

Dated:  September 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2000.

Signature	Title

/s/ THOMAS E. PARDUN Thomas E. Pardun	Chairman of the Board
/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	President and Chief Executive Officer
/s/ TERESA HOPP Teresa Hopp	Senior Vice President and Chief Financial Officer
/s/ JAMES A. ABRAHAMSON James A. Abrahamson	Director
/s/ PETER D. BEHRENDT Peter D. Behrendt	Director
/s/ I. M. BOOTH I. M. Booth	Director
/s/ HENRY T. DENERO Henry T. DeNero	Director
/s/ ANDRÉ R. HORN André R. Horn	Director
/s/ ANNE O. KRUEGER Anne O. Krueger	Director
/s/ ROGER H. MOORE Roger H. Moore	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.2.	2	By-laws of the Company, as amended October 15, 1999(21)
3.3		Certificate of Agreement of Merger(4)
3.4.	1	Certificate of Amendment and Restatement of Certificate of Incorporation dated March 27, 1997(11)
4.1.	1	Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated as of October 15, 1998, which includes as Exhibit B thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(17)
4.1.	2	Amendment to Rights Agreement between the Company and American Stock Transfer and Trust Company dated , 1999†
4.2		Form of Common Stock Certificate(1)
4.3		Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company(20)
4.4		Purchase Agreement dated February 12, 1998, by and between the Company and the Initial Purchasers named therein(14)
4.5		Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A.(14)
4.6		Registration Rights Agreement, dated as of February 18, 1998, by and between the Company and the Initial Purchasers named therein(14)
4.7		The Company’s Zero Coupon Convertible Subordinated Debenture due 2018 and the Global Form of the Company’s Zero Coupon Convertible Subordinated Debenture due 2018 (which is identical to the Company’s Zero Coupon Convertible Subordinated Debenture due 2018, except for certain provisions as marked)(14)
10.1.	4	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(18)*
10.3		Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 18, 1999(25)*
10.10	.1	Western Digital Corporation Deferred Compensation Plan, as amended and restated effective January 1, 1998(13)*
10.11		The Western Digital Corporation Executive Bonus Plan(6)*
10.11	.1	Amendment No. 1 to the Western Digital Corporation Executive Bonus Plan(15)*
10.12		The Extended Severance Plan of the Registrant(6)*
10.12	.1	Amendment No. 1 to the Company’s Extended Severance Plan(9)*
10.13		Manufacturing Building Lease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of November 9, 1993(5)
10.16	.1	Western Digital Long-Term Retention Plan, as amended July 10, 1997(12)*
10.16	.2	Western Digital Corporation Executive Retention Plan(16)*
10.17		Subleases between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of September 1, 1991(3)
10.18		Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of October 12, 1992(3)
10.19		Retention Agreement effective September 21, 1998 between the Company and Teresa A. Hopp(23)*
10.21	.1	The Company’s Non-Employee Directors Stock-For-Fees Plan, Amended and Restated as of January 9, 1997(11)*
10.22		Office Building Lease between The Irvine Company and the Company dated as of January 13, 1988(2)

Exhibit
Number		Description

10.22	.1	Second Amendment to Lease, dated January 6, 1999, by and between The Irvine Company and Western Digital Corporation(22)
10.22	.2	Letter Agreement dated December 21, 1999, by and between The Irvine Company and Western Digital Corporation(22)
10.23		Lease by and between Serrano Jack, L.L.C., and Western Digital Corporation, dated May 30, 1999.†
10.30		The Company’s Savings and Profit Sharing Plan(7)*
10.31		First Amendment to the Company’s Savings and Profit Sharing Plan(7)*
10.32		Second Amendment to the Company’s Savings and Profit Sharing Plan(8)*
10.32	.1	Third Amendment to the Company’s Retirement Savings and Profit Sharing Plan(10)*
10.32	.2	Fourth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(11)*
10.32	.3	Fifth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(15)*
10.32	.4	Sixth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(23)*
10.32	.5	Seventh Amendment to the Company’s Retirement Savings and Profit Sharing Plan(23)*
10.33		The Company’s Amended and Restated Stock Option Plan for Non-Employee Directors, amended as of May 25, 2000(12)†*
10.34		Broad-Based Stock Incentive Plan(23)*
10.35		Fiscal Year 1999-2000 Western Digital Bridge Incentive Plan(20)*
10.37		Separation and Consulting Agreement dated October 1, 1999, by and between the Company and Charles A. Haggerty(21)*
10.38		Revolving Credit and Term Loan Agreement, dated as of November 4, 1998, among Western Digital Corporation, BankBoston, N.A. and other lending institutions listed therein(18)
10.38	.1	First Amendment to Revolving Credit and Term Loan Agreement, dated as of April 8, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein(20)
10.38	.2	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of May 7, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein(20)
10.38	.3	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of July 30, 1999, among Western Digital Corporation, BankBoston, N.A. and other lending institutions named therein(20)
10.38	.4	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of August 27, 1999, among Western Digital Corporation, BankBoston N.A. and other lending institutions named therein(20)
10.38	.5	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of January 14, 2000, among Western Digital Corporation, BankBoston N.A., and other lending institutions named therein(22)
10.39		Agreement dated July 6, 1999, by and between the Company and David W. Schafer(21)*
10.40		OEM Component Supply and Technology License Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(15)(19)
10.41		OEM Sales and Purchase Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(15)(19)
10.42		Asset Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated(20)(24)
10.43		Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated(20)(24)
10.44		Agreement dated October 7, 1999, by and between the Company and Russell R. Stern(22)*
10.45		Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees(22)*

Exhibit
Number	Description

10.46	Amended and Restated Purchase Agreement dated February 23, 2000, by and between Western Digital Corporation and Mayo Foundation(23)
21	Subsidiaries of the Company†
23	Consent of Independent Auditors†
27	Financial Data Schedule†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to Amendment No. 2 to the Company’s Annual Report on Form 10-K as filed on Form 8 with the Securities and Exchange Commission on November 18, 1988, and subject to confidentiality order dated November 21, 1988.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

(4)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 33-54968) as filed with the Securities and Exchange Commission on January 26, 1993.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on January 25, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 16, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 11, 1996.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 12, 1997.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 1, 1998.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 1998.

(17)	Incorporated by reference to the Company’s Form 8A (No. 001-08703) as filed with the Securities and Exchange Commission on November 19, 1998.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 1999.

(19)	Subject to confidentiality order dated October 2, 1998.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 1, 1999.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1999.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2000.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(24)	Subject to confidentiality order dated June 27, 2000.

(25)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-95499) as filed with the Securities and Exchange Commission on January 27, 2000.