Form 10-Q
period 2000-09-29
WESTERN DIGITAL CORP
filed 2000-11-13
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2000.

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

         Number of shares outstanding of Common Stock, as of October 27, 2000, is 171,341,988.

                           WESTERN DIGITAL CORPORATION
                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Condensed Consolidated Statements of Operations - Three-Month Periods
                      Ended October 2, 1999 and September 29, 2000.....................................        3

                      Condensed Consolidated Balance Sheets - June 30, 2000 and
                      September 29, 2000...............................................................        4

                      Condensed Consolidated Statements of Cash Flows - Three-Month Periods
                      Ended October 2, 1999 and September 29, 2000.....................................        5

                      Notes to Condensed Consolidated Financial Statements.............................        6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..............................................       10

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................       21

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings................................................................       23

          Item 2.     Changes in Securities and Use of Proceeds........................................       24

          Item 6.     Exhibits and Reports on Form 8-K.................................................       24

          Signatures...................................................................................       25

PART I.    FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                            THREE-MONTH PERIOD ENDED
                                                          ---------------------------
                                                            OCT. 2,          SEP. 29,
                                                               1999              2000
                                                          ---------         ---------

Revenues, net ....................................        $ 406,957         $ 440,222
Costs and expenses:
      Cost of revenues ...........................          472,300           414,493
      Research and development ...................           50,143            34,961
      Selling, general and administrative ........           43,822            33,899
      Restructuring charges ......................           32,300                --
                                                          ---------         ---------
           Total costs and expenses ..............          598,565           483,353
                                                          ---------         ---------
Operating loss ...................................         (191,608)          (43,131)
Net interest and other expense ...................           (5,329)           (1,632)
                                                          ---------         ---------
Loss before extraordinary item ...................         (196,937)          (44,763)
Extraordinary gain from redemption of debentures .           90,622            11,243
                                                          ---------         ---------
Net loss .........................................        $(106,315)        $ (33,520)
                                                          =========         =========

Loss per common share:

      Before extraordinary item ..................        $   (2.05)        $    (.30)
      Extraordinary item .........................              .94               .07
                                                          ---------         ---------
      Basic and diluted ..........................        $   (1.11)        $    (.23)
                                                          =========         =========

Common shares used in computing per share amounts:
           Basic and diluted .....................           95,918           148,044
                                                          =========         =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     JUN. 30,          SEP. 29,
                                                                         2000              2000
                                                                    ---------         ---------
                                                                                     (UNAUDITED)

                                     ASSETS

Current assets:
      Cash and cash equivalents ............................        $ 184,021         $ 166,949
      Accounts receivable, less allowance for doubtful
           accounts of $13,316 at June 30, 2000 and
           $13,368 at September 29, 2000 ...................          149,135           146,318
      Inventories ..........................................           84,546            60,027
      Prepaid expenses and other current assets ............           33,693            25,567
                                                                    ---------         ---------
           Total current assets ............................          451,395           398,861
Property and equipment at cost, net ........................           98,952           100,102
Other assets, net ..........................................           65,227            63,764
                                                                    ---------         ---------
           Total assets ....................................        $ 615,574         $ 562,727
                                                                    =========         =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
      Accounts payable .....................................        $ 266,841         $ 236,471
      Accrued expenses .....................................          137,866           113,459
      Accrued warranty .....................................           40,359            30,989
                                                                    ---------         ---------
           Total current liabilities .......................          445,066           380,919
Other liabilities ..........................................           44,846            46,844
Convertible debentures .....................................          225,496           178,512
Minority interest ..........................................           10,000             9,644
Shareholders' deficiency:
Preferred stock, $.01 par value;
           Authorized: 5,000 shares
           Outstanding:  None ..............................               --                --
      Common stock, $.01 par value;
           Authorized:  225,000 shares
           Outstanding:  153,335 shares at June 30, 2000
           and 168,455 at September 29, 2000 ...............            1,534             1,685
      Additional paid-in capital ...........................          549,932           624,086
      Accumulated deficit ..................................         (482,857)         (516,377)
      Accumulated other comprehensive income ...............            1,367             8,915
      Treasury stock-common stock at cost;
           9,773 shares at June 30, 2000 and 8,906
           shares at September 29, 2000 ....................         (179,810)         (171,501)
                                                                    ---------         ---------
           Total shareholders' deficiency ..................         (109,834)          (53,192)
                                                                    ---------         ---------
           Total liabilities and shareholders' deficiency ..        $ 615,574         $ 562,727
                                                                    =========         =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE-MONTH PERIOD ENDED
                                                                          ---------------------------
                                                                            OCT. 2,          SEP. 29,
                                                                               1999              2000
                                                                          ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ...................................................        $(106,315)        $ (33,520)
      Adjustments to reconcile net loss to net cash
      used for operating activities:
          Non-Cash Items:
              Depreciation and amortization ......................           24,690            13,760
              Interest on convertible debentures .................            6,079             2,856
              Non-cash portion of restructuring charges ..........           14,029                --
              Extraordinary gain on debenture redemptions ........          (90,622)          (11,243)
              Other ..............................................               --               382
          Changes in assets and liabilities:
              Accounts receivable ................................          186,180             2,817
              Inventories ........................................          (63,648)           24,519
              Prepaid expenses and other assets ..................           (6,364)             (998)
              Accrued warranty ...................................          (11,851)           (6,156)
              Accounts payable and accrued expenses ..............          (41,999)          (54,777)
              Other ..............................................               46            (4,155)
                                                                          ---------         ---------
                  Net cash used for operating activities .........          (89,775)          (66,515)
                                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of property and equipment ..............           26,019                --
      Capital expenditures, net ..................................           (7,526)          (10,587)
      Proceeds from sales of marketable equity securities ........               --            14,979
      Other ......................................................           (1,100)               --
                                                                          ---------         ---------
                  Net cash provided by investing activities ......           17,393             4,392
                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from ESPP shares issued and stock options
       exercised .................................................            1,624             2,970
     Repayment of bank debt ......................................           (2,500)               --
     Common stock issued for cash ................................           32,165            42,081
                                                                          ---------         ---------
                  Net cash provided by financing activities ......           31,289            45,051
                                                                          ---------         ---------

     Net decrease in cash and cash equivalents ...................          (41,093)          (17,072)
     Cash and cash equivalents, beginning of period ..............          226,147           184,021
                                                                          ---------         ---------
     Cash and cash equivalents, end of period ....................        $ 185,054         $ 166,949
                                                                          =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes .....................        $     294         $     162
Cash paid during the period for interest .........................              991                32


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 2000.

     In the opinion of management, all adjustments necessary to fairly state the condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 2000.

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

2.   Supplemental Financial Statement Data (in thousands)

                                                   JUN. 30,       SEP. 29,
                                                       2000           2000
                                                   --------       --------

     Inventories:
           Finished goods ..................        $69,033        $41,127
           Work in process .................         11,253         10,618
           Raw materials and component
             parts .........................          4,260          8,282
                                                    -------        -------
                                                    $84,546        $60,027
                                                    =======        =======

                                                                      THREE-MONTH PERIOD ENDED
                                                                      ------------------------
                                                                       OCT. 2,        SEP. 29,
                                                                          1999            2000
                                                                       -------        --------

     Net Interest and Other Income (Expense):
         Interest income ......................................        $ 2,480         $ 1,841
         Realized investment losses ...........................             --            (738)
         Interest expense .....................................         (7,809)         (3,091)
         Minority interest in losses of consolidated
           subsidiary .........................................             --             356
                                                                       -------         -------
                                                                       $(5,329)        $(1,632)
                                                                       =======         =======

                                                                           THREE-MONTH PERIOD ENDED
                                                                           ------------------------
                                                                            OCT. 2,       SEP. 29,
                                                                               1999           2000
                                                                           --------       --------

     Supplemental disclosure of non-cash investing and
       financing activities:
            Common stock issued for redemption of convertible
               debentures .........................................        $ 71,572        $37,565
                                                                           ========        =======
            Redemption of convertible debentures for Company common
              stock, net of capitalized issuance costs ............        $162,194        $48,808
                                                                           ========        =======

3.   Loss per Share

     As of October 2, 1999 and September 29, 2000, 17.9 and 19.9 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. As of October 2, 1999 and September 29, 2000, an additional 12.9 and 6.6 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

4.   Common Stock Transactions

     During the three months ended September 29, 2000, the Company issued approximately 686,000 shares of its common stock in connection with Employee Stock Purchase Plan ("ESPP") purchases and 181,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $3.0 million. During the corresponding period of the prior year, the Company issued approximately 362,000 shares of its common stock in connection with ESPP purchases and 51,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $1.6 million.

     Under an existing shelf registration statement (the "equity facility"), the Company may issue shares of common stock to institutional investors for cash. The equity facility provides for up to $190.0 million in cash proceeds. Shares sold under the equity facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%. During the three months ended September 29, 2000, the Company issued 8.8 million shares of common stock under the equity facility for net cash proceeds of $42.1 million. During the corresponding period of the prior year, the Company issued 6.2 million shares of common stock for net cash proceeds of $32.2 million. As of September 29, 2000, the Company had utilized $153.9 million of the equity facility. Between September 30 and October 27, 2000, the Company sold 2.6 million additional shares under the equity facility for cash proceeds of $14.5 million. On November 3, 2000, the Company filed another shelf registration statement, to increase the equity facility by $200.0 million.

     During the three months ended September 29, 2000, the Company issued 6.3 million shares of common stock to redeem a portion of its 5.25% zero coupon convertible subordinated debentures (the "Debentures") with a book value of $49.8 million and an aggregate principal amount at maturity of $122.7 million. During the corresponding period of the prior year, the Company issued 15.1 million shares of common stock to redeem a portion of the Debentures with a book value of $166.4 million, and an aggregate principal amount at maturity of $432.1 million. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $11.2 million and $90.6 million during the three months ended September 29, 2000 and October 2, 1999, respectively. As of September 29, 2000, the book value of the remaining outstanding Debentures was $178.5 million and the aggregate principal amount at maturity was $438.9 million. Between September 30 and October 27, 2000, the Company issued 9.0 million shares of common stock in exchange for Debentures with a book value of $66.8 million and an aggregate principal amount at maturity of $164.2 million. As of October 27, 2000, the aggregate principal amount at maturity of the remaining Debentures was $274.7 million.

     The following table summarizes certain balance sheet data as reported and on a pro forma basis, as if the October 2000 debenture redemptions and sale of shares under the equity facility had occurred as of September 29, 2000 (in thousands):

                                                           SEP. 29, 2000
                                                   AS REPORTED        PRO FORMA
                                                   -----------        ---------

     Working capital                                $  17,942         $ 32,442

     Total assets                                   $ 562,727         $575,912

     Total current liabilities                      $ 380,919         $380,919

     Total long-term debt                           $ 178,512         $111,729

     Total shareholders' equity (deficiency)        $ (53,192)        $ 26,776

5.   Credit Facility

     During the three months ended September 29, 2000, the Company entered into a new three-year Senior Credit Facility for its hard drive solutions division ("HDS"), replacing a previous facility that had matured on March 31, 2000. The new Senior Credit Facility provides up to $125 million in revolving credit (subject to a borrowing base calculation), is secured by HDS's accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of HDS, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

6.   Real Property Transactions

     On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land). The Company's current lease of its worldwide headquarters in Irvine, California, expires in January 2001. The Company has signed a new 10-year lease agreement for a facility in Lake Forest, California and is in the process of relocating its worldwide headquarters to the facility.

7.   Restructuring Activities

     During the three months ended October 2, 1999, the Company initiated restructuring actions to improve operational efficiency. The restructuring actions included the reorganization of worldwide operational and management responsibilities, transfer of hard drive production from Singapore to the Company's manufacturing facility in Malaysia, and removal of property and equipment from service. These actions resulted in a net reduction of worldwide headcount of approximately 1,200, of which approximately 100 were management, professional and administrative personnel and the remainder was manufacturing employees. Restructuring charges recorded in connection with these actions totaled $32.3 million during the three months ended October 2, 1999, and consisted of severance and outplacement costs of $13.0 million, the write-off of manufacturing equipment and information systems assets of $14.1 million (taken out of service and held for disposal), and net lease cancellation and other costs of $5.2 million.

     As of June 30, 2000, the Company had approximately $3.9 million of restructuring accruals remaining from its restructuring actions initiated during the first three quarters of 2000. During the three months ended September 29, 2000, the Company paid approximately $2.1 million for severance and lease settlements, leaving an accrual balance of approximately $1.8 million as of September 29, 2000.

8.   Product Recall

     During the three months ended October 2, 1999, the Company announced a recall of its 6.8GB per platter series of WD Caviar(R) desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip. Replacement of the chips involved rework of the printed circuit board assembly. Cost of revenues for the three months ended October 2, 1999 included charges totaling $37.7 million for estimated costs to recall and repair the affected drives, consisting of $23.1 million for repair and retrieval, $4.5 million for freight and other, and $10.1 million for write-downs of related inventory. The Company has resolved its claims against third parties resulting from the recall and, as of September 29, 2000, had completed rework on approximately 87% of the 1.2 million units. The remaining drives have not yet been returned by end users, but the Company maintains a warranty accrual for potential repair or replacement.

9.   Investments in Marketable Securities

     As of June 30, 2000, the Company owned approximately 10.8 million shares of Komag common stock, which, when acquired on April 8, 1999, had a fair market value of $34.9 million. During the three months ended September 29, 2000, the Company sold 4.9 million shares of the stock for $15.0 million. The 5.9 million remaining Komag shares owned by the Company can be sold on or after the following dates: 1.6 million shares on October 8, 2000; 3.2 million shares on October 8, 2001; and 1.1 million shares on October 8, 2002. The 1.6 million shares available for sale on October 8, 2000 have been classified as current assets and "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Investments in Certain Debt and Equity Securities" ("SFAS 115"). These shares were marked to market value using published closing prices of Komag stock as of September 29, 2000 and a related unrealized gain of $1.2 million was included in accumulated other comprehensive income (loss). The aggregate book value of the total 5.9 million Komag shares was $20.4 million as of September 29, 2000, of which $6.5 million related to the 1.6 million shares classified as current. Due to stock market conditions, the market value of the 5.9 million Komag shares declined to $9.8 million as of October 27, 2000, of which $2.7 million relates to the 1.6 million shares classified as current at September 29, 2000.

     As of September 29, 2000, the Company owned approximately 1.3 million shares of Vixel Corporation ("Vixel") common stock. The Company has also identified these shares as "available for sale" under the provisions of SFAS 115, and accordingly, the shares were marked to market value. At September 29, 2000 an unrealized gain of $8.6 million was included in accumulated other comprehensive income (loss). The aggregate book value of the shares was $8.6 million as of September 29, 2000 and was classified as current. Due to market conditions, as of October 27, 2000, the market value of Vixel shares held by the Company had declined to $6.2 million.

10.  Other Comprehensive Income (Loss)

     Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders' equity (deficiency) but are excluded from net income (loss). The Company's other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as "available for sale" under SFAS 115. The components of total comprehensive loss for the three months ended September 29, 2000 were as follows (in millions):

                                                         THREE-MONTH
                                                        PERIOD ENDED
                                                       SEP. 29, 2000
                                                       -------------

                  Net loss                                $(33.5)
                  Other comprehensive income:
                      Unrealized gain on available
                        for sale investments, net            7.5
                                                          ------
                  Total comprehensive loss                $(26.0)
                                                          ======

11.  Legal Proceedings

     In 1992 Amstrad plc ("Amstrad") brought suit against the Company in California State Superior Court, County of Orange, alleging that disk drives supplied to Amstrad by the Company in 1988 and 1989 were defective and caused damages to Amstrad of not less than $186 million. The suit also sought punitive damages. The Company denied the material allegations of the complaint and filed cross-claims against Amstrad. The case was tried, and in June 1999 the jury returned a verdict in favor of Western Digital.

     Amstrad has appealed the judgment and the Company has filed motions to recover a portion of its legal and other costs of defense. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

     In 1994 Papst Licensing ("Papst") brought suit against the Company in federal court in California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchased from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

     On October 23, 1998, Censtor Corporation ("Censtor") initiated an arbitration proceeding against the Company in California, alleging that it is owed royalties under a license agreement between Censtor and the Company. In response, the Company filed a complaint in federal court in California seeking a determination that the patents at issue are invalid. The federal court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

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

     In the normal course of business, the Company receives and makes inquiries regarding possible intellectual property matters, including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that in a particular case a license will be offered or that the offered terms will be acceptable to the Company. One such matter currently pending involves Discovision Associates, which has recently brought patents it holds to the Company's attention. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

     o    the Company's financing plans;

     o litigation and other contingencies potentially affecting the Company's financial position, operating results or liquidity;

     o trends affecting the Company's financial condition or operating results;

     o the Company's strategies for growth, operations, product development and commercialization; and

     o conditions or trends in or factors affecting the computer, data storage, home entertainment or hard drive industry.

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company's business and operating results, including those made under the captions "Risk factors related to the hard drive industry in which we operate" and "Risk factors relating to Western Digital particularly", in this report, as well as the Company's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     During 2000, the Company significantly reorganized its operations to improve the efficiency of its hard drive business and establish the framework for a new enterprise that leverages the Company's technological expertise in the storage industry into new business ventures and market areas.

     The 2000 reorganization of its hard drive business included the following major restructuring actions: the transfer of all desktop hard drive production to one highly efficient manufacturing facility in Malaysia; the closure of the Company's Singapore manufacturing facilities; and the discontinuance of the Company's enterprise drive product line. The hard drive reorganization also included significant changes in the worldwide management structure and Sales organization. Restructuring charges recorded during the three months ended October 2, 1999 for reorganization actions initiated during that period were $32.3 million.

     The Company's new business ventures include Connex, Inc. ("Connex"), Sagetree, Inc. ("Sagetree") and Keen Personal Media, Inc. ("Keen PM"). Connex delivers enterprise-class storage functionality for the department and mid-sized business markets, including storage management software, network attached storage and storage area networks. Sagetree designs and markets packaged analytical applications and related services for supply chain and product lifecycle intelligence. Keen PM provides interactive broadband software, services and hardware for television and Internet content management and television-based electronic commerce. These new businesses do not yet have significant revenue, but together with other ventures currently in process and new market applications for hard disk drives, they are ultimately expected to provide a diversified portfolio of products that will help to reduce the Company's dependence on the traditional desktop hard drive market.

RESULTS OF OPERATIONS

     Consolidated revenues were $440.2 million for the three months ended September 29, 2000, an increase of 8%, or $33.3 million, from the three months ended October 2, 1999 and a decrease of 7%, or $33.6 million, from the immediately preceding quarter. The increase in revenues during the three months ended September 29, 2000 as compared to the corresponding period of the prior year resulted from lower than normal unit shipments during the three months ended October 2, 1999 due to the product recall (see below). The increase was partially offset by lower average selling prices (ASP's) and the lack of significant shipments of enterprise hard drives due to the Company's decision in the third quarter of 2000 to exit the high end enterprise hard drive market. The lower revenues during the three months ended September 29, 2000 as compared to the immediately preceding quarter, resulted from a decline in the ASP's of hard drive products due to an intensely competitive hard drive market and a slight decrease in desktop unit shipments due to a shortage of component parts for hard drives in the hard drive industry.

    During the three months ended October 2, 1999, the Company announced a recall of its 6.8GB per platter series of WD Caviar(R) desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. As a result, revenues of approximately $100 million were reversed and the Caviar product line was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue. In addition, charges totaling $37.7 million for estimated costs to recall and repair the affected drives were recorded to cost of revenues during the three months ended October 2, 1999.

    The gross profit for the three months ended September 29, 2000, totaled $25.7 million, or 6% of revenue. This compares to a negative gross profit of $65.3 million, or negative 16% of revenue, for the three months ended October 2, 1999, and $41.6 million, or 9% of revenue, for the immediately preceding quarter. The gross profit for the corresponding period of the prior year included $37.7 million of special charges directly relating to the product recall. Excluding the special charges, consolidated gross profit for that quarter was negative $27.6 million, or negative 7% of revenue. The increase in gross profit (excluding special charges) over the three months ended October 2, 1999 was primarily the result of lower manufacturing costs due to 2000 expense reduction efforts. The decrease in gross profit from the immediately preceding quarter was the result of a decline in ASP's.

    Research and development ("R&D") expense for the three months ended September 29, 2000 was $35.0 million, a decrease of $15.2 million from the three months ended October 2, 1999 and a decrease of $0.2 million from the immediately preceding quarter. The decrease in R&D expense from the corresponding period of the prior year was primarily due to the Company's exit from the enterprise hard drive market and expense reduction efforts in its desktop hard drive operations, partially offset by increased spending at Connex and Sagetree, the Company's subsidiaries, and other new venture development efforts.

    Selling, general and administrative ("SG&A") expense in the three months ended September 29, 2000, was $33.9 million, a decrease of $9.9 million from the three months ended October 2, 1999 and an increase of $12.4 million from the immediately preceding quarter. The decrease in SG&A expense from the corresponding period of the prior year was primarily due to the Company's exit from the enterprise hard drive market and expense reduction efforts in its desktop hard drive operations. The decrease was partially offset by increased spending at Connex, Sagetree and other of the Company's developing ventures. The increase in SG&A expense from the immediately preceding quarter was primarily due to lower than normal expenses during the three months ended June 30, 2000 resulting from an adjustment to SG&A accrual accounts of approximately $11.0 million.

    Net interest and other expense for the three months ended September 29, 2000 was $1.6 million, compared to net interest and other expense of $5.3 million for the three months ended October 2, 1999 and net interest and other expense of $.3 million in the immediately preceding quarter. The decrease in net interest and other expense from the corresponding period of the prior year was due to accrued interest expense incurred on a lower carrying value of the Company's convertible debentures, due to the debenture redemptions that occurred during 2000, offset by a reduced amount of interest income on lower average cash and cash equivalent balances. The increase in net interest and other expense from the immediately preceding quarter was primarily due to the reduced amount of interest income on lower average cash and cash equivalent balances.

    During the three months ended September 29, 2000, the Company issued 6.3 million shares of common stock in exchange for $122.7 million in face value of its convertible debentures (with a book value of $49.8 million). During the corresponding period of the prior year, the Company issued 15.1 million shares of common stock in exchange for $432.1 million in face value of its convertible debentures (with a book value of $166.4 million). These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. As a result of the redemptions the Company recognized extraordinary gains of $11.2 million and $90.6 million during the three months ended September 29, 2000 and October 2, 1999, respectively.

    The Company did not record an income tax benefit in any periods presented as no additional loss carrybacks were available and management deemed it "more likely than not" that the deferred tax benefits generated would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

    At September 29, 2000, the Company had cash and cash equivalents of $166.9 million as compared to $184.0 million at June 30, 2000. Net cash used for operations was $66.5 million during the three months ended September 29, 2000, as compared to $89.8 million during the three months ended October 2, 1999. The improvement in cash used for operations was due to significantly better performance by the Company's Hard Drives Solutions ("HDS") business group, partially offset by increased spending on new ventures and a change in the amount of net cash provided by the Company's conversion cycle accounts - accounts receivable, inventories and accounts payable. During the three months ended October 2, 1999, accounts receivable and inventories were impacted by the end-of-quarter product recall. During that period, cash inflows from accounts receivable collections during the first two months of the quarter greatly exceeded cash investments made in inventories and new accounts receivable towards the end of that quarter because of the Company's inability to ship product. The improvement in the performance of HDS in the current period over the corresponding period of the prior year was the result of higher sales volume and improved cost management in all areas of the business, including component pricing, factory utilization, and indirect expenses.

    The Company's conversion cycle improved from positive 7 days for the quarter ended October 2, 1999 to negative 9 days for the current quarter. The current results reflect the discontinuance of the enterprise product line and reduction in related inventory balances, coupled with the continued effective management of the Company's accounts receivable, inventories and accounts payable. For the current quarter, days of sales outstanding ("DSO") were 30, days of inventory on hand were 13, and days of payables outstanding ("DPO") were
52. Although the current period results reflect a significant improvement in the conversion cycle over the corresponding period of the prior year, there was a 1 day decline from the negative 10 days achieved for the quarter ended June 30, 2000. For the prior year period, the positive 7 day conversion cycle was 2 days better than the conversion cycle for the quarter ended July 3, 1999. This greater sequential quarter improvement in the prior year, combined with the unusual decrease in volume as a result of the product recall, resulted in higher cash flows from conversion cycle accounts in the prior period.

    Other uses of cash during the three months ended September 29, 2000 included net capital expenditures of $10.6 million, primarily to upgrade the Company's desktop hard drive production capabilities and for normal replacement of existing assets. Other sources of cash during the period included proceeds of $15.0 million received upon the sale of marketable equity securities, $42.1 million received upon issuance of 8.8 million shares of the Company's stock under the Company's equity facility, and $3.0 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

    During the three months ended October 2, 1999 other uses of cash included net capital expenditures of $7.5 million, repayment of bank debt of $2.5 million and the purchase of investments of $1.1 million. Other sources of cash during that period included $26.0 million from the sale of real property, $32.2 million received upon issuance of 6.2 million shares of the Company's stock under the Company's equity facility, and $1.6 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

    The Company anticipates that capital expenditures for the remainder of 2001 will not be more than $40 million and will relate to accommodating new product lines, normal replacement of existing assets and expansion of production capabilities in Malaysia. The Company also anticipates cash expenditures of not more than $9.0 million to be paid in the remainder of 2001 related to restructuring and special charges accrued during 2000.

    During the three months ended September 29, 2000, the Company issued 6.3 million shares of common stock to redeem a portion of its 5.25% zero coupon convertible subordinated debentures (the "Debentures") with a book value of $49.8 million and an aggregate principal amount at maturity of $122.7 million. During the corresponding period of the prior year, the Company issued 15.1 million shares of common stock to redeem a portion of the Debentures with a book value of $166.4 million, and an aggregate principal amount at maturity of $432.1 million. These redemptions were non-cash, private, individually negotiated transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $11.2 million and $90.6 million during the three months ended September 29, 2000 and October 2, 1999, respectively. As of September 29, 2000, the book value of the remaining outstanding Debentures was $178.5 million and the aggregate principal amount at maturity was $438.9 million. Between September 30 and October 27, 2000, the Company issued 9.0 million shares of common stock in exchange for Debentures with a book value of $66.8 million and an aggregate principal amount at maturity of $164.2 million. As of October 27, 2000, the aggregate principal amount at maturity of the remaining Debentures was $274.7 million.

    During the three months ended September 29, 2000, the Company entered into a new three-year Senior Credit Facility for its hard drive solutions division ("HDS"), replacing a previous facility that had matured on

March 31, 2000. The new Senior Credit Facility provides up to $125 million in revolving credit (subject to a borrowing base calculation), is secured by HDS's accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of HDS, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

    Under an existing shelf registration statement (the "equity facility"), the Company may issue shares of common stock to institutional investors for cash. The equity facility provides for up to $190.0 million in cash proceeds. Shares sold under the equity facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%. During the three months ended September 29, 2000, the Company issued 8.8 million shares of common stock under the equity facility for net cash proceeds of $42.1 million. During the corresponding period of the prior year, the Company issued 6.2 million shares of common stock for net cash proceeds of $32.2 million. As of September 29, 2000, the Company had utilized $153.9 million of the equity facility. Between September 30 and October 27, 2000, the Company sold 2.6 million additional shares under the equity facility for cash proceeds of $14.5 million. On November 3, 2000, the Company filed a shelf registration statement to increase the equity facility by $200.0 million.

    The following table summarizes certain balance sheet data as reported and on a pro forma basis, as if the October 2000 debenture redemptions and sale of shares under the equity facility had occurred as of September 29, 2000 (in thousands):

                                                               SEP. 29, 2000
                                                        AS REPORTED       PRO FORMA
                                                        -----------       ---------

          Working capital                                $  17,942         $ 32,442

          Total assets                                   $ 562,727         $575,912

          Total current liabilities                      $ 380,919         $380,919

          Total long-term debt                           $ 178,512         $111,729

          Total shareholders' equity (deficiency)        $ (53,192)        $ 26,776

    The Company expects to continue to incur operating losses in 2001. However, on a pro forma basis, at September 29, 2000, the Company had cash and cash equivalent balances of $181.4 million, working capital of $32.4 million, and shareholders' equity of $26.8 million. The Company has achieved significant reductions in manufacturing labor and overhead, capital expenditures and operating expenses resulting from the sale in late 1999 of the Company's media operations, the closure in 2000 of the Company's two Singapore based manufacturing facilities and its enterprise design center and the reduction in worldwide headcount. In addition, the Company had the following additional sources of liquidity available:

    o As of November 10, 2000, $21.6 million remaining available under the equity facility, and an additional $200.0 million which will become available under the equity facility once the shelf registration statement, filed on November 3, 2000, becomes effective;

    o As of November 10, 2000, a Senior Credit Facility providing up to $125 million in revolving credit (subject to a borrowing base calculation); and

    o As of November 10, 2000 other equity investments that may be disposed of during the next twelve months, including 4.8 million shares of Komag common stock (of which 3.2 million shares have sale restrictions until October 8, 2001) and 1.3 million shares of Vixel common stock. The combined market value of the 4.8 million Komag shares that can be sold in the next twelve months and the 1.3 million shares of Vixel common stock is approximately $13.5 million as of November 10, 2000.

    Based on the above factors, the Company believes its current cash and cash equivalent balances, its existing equity and credit facilities, and other liquidity sources currently available to it, will be sufficient to meet its working capital needs through 2001. There can be no assurance that the Senior Credit Facility or the equity facility will continue to be available to the Company. Also, the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the headings "Risk factors relating to Western Digital particularly" and "Risk factors related to the hard drive industry in which we operate".

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" ("SFAS 137"), which deferred the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The adoption of these statements during the three months ended September 29, 2000 did not result in a material impact on the Company's consolidated financial position, results of operations or liquidity, and the Company did not have a significant adjustment as a result of the transition to these statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements". This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to follow the guidance in SAB101 no later than its fourth quarter of 2001, with restatement of earlier quarters in 2001 required, if necessary. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by SAB101. The Company is currently assessing the impact, if any, SAB101 may have on its consolidated financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 during the three months ended September 29, 2000 did not result in a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

    In April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. This strategic relationship has reduced our media component costs; however, it has increased our dependence on Komag as a supplier. Our future operating results will depend substantially on Komag's ability to timely qualify its media components in our new development programs and to supply us with these components in sufficient volume to meet our production requirements. Any disruption in Komag's ability to manufacture and supply us with media would likely harm our operating results.

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

    As of September 29, 2000, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

                                                                                   SEPTEMBER 29, 2000
                                                                      -------------------------------------------
                                                                                       WEIGHTED
                                                                      CONTRACT          AVERAGE        UNREALIZED
                                                                       AMOUNT        CONTRACT RATE        LOSS
                                                                      --------       -------------     ----------
                                                                           (U.S. DOLLAR EQUIVALENT AMOUNTS)

               FOREIGN CURRENCY FORWARD CONTRACTS:
                 British Pound Sterling.........................         5.8               1.46            --

    During the three months ended October 2, 1999 and September 29, 2000, total realized transaction and forward exchange contract currency gains and losses were immaterial to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates (up to approximately 25%) would materially affect the Company's consolidated financial statements.

DISCLOSURE ABOUT OTHER MARKET RISKS

Fixed Interest Rate Risk

    At September 29, 2000, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $112.5 million, compared to the related book value of $178.5 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company's option.

    Between September 30 and October 27, 2000, the Company issued 9.0 million shares of common stock in exchange for Debentures with a book value of $66.8 million. As of October 27, 2000, the market value of the remaining convertible debentures was $70.4 million, compared to the related book value of $112.2 million

    The Company has various notes receivable from other companies. All of the notes carry a fixed rate of interest. Therefore a significant change in interest rates would not cause these notes to impact the Company's consolidated financial statements.

Variable Interest Rate Risk

    At the option of HDS, borrowings under the new Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only debt which does not have a fixed-rate of interest. A change in interest rates resulting in rates as high as 12% would not materially impact the Company's consolidated financial statements.

    The new Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the new Senior Credit Facility.

Fair Value Risk

    The Company owned approximately 5.9 million shares of Komag, Inc. common stock at September 29, 2000. The stock is restricted as to the percentage of total shares which can be sold in a given time period. The unrestricted portion of the total Komag shares acquired represents the shares which can be sold within one year. The Company determines, on a quarterly basis, the fair market value of the unrestricted Komag shares and records an unrealized gain or loss resulting from the difference in the fair market value of the unrestricted shares as of the previous quarter end and the fair market value of the unrestricted shares on the measurement date. As of September 29, 2000, a $1.2 million total accumulated unrealized gain had been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. As of September 29, the quoted market value of the Company's Komag common stock holdings, without regard to discounts due to sales restrictions, was $23.7 million and the aggregate book value was $20.4 million. As a result of market conditions, as of October 27, 2000, the market value of the shares had declined to $9.8 million. Due to market fluctuations, an additional decline in the stock's fair market value could occur.

    The Company owns approximately 1.3 million shares of Vixel common stock. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of September 29, 2000, an $8.6 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. As a result of market conditions, the market value of the shares had declined from $8.6 million as of September 29, 2000 to $6.2 million as of October 27, 2000. Due to market fluctuations, an additional decline in the stock's fair market value could occur.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company's legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. In addition, the costs of defending such litigation, individually or in the aggregate, may be material, regardless of the outcome. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

    In 1992 Amstrad plc ("Amstrad") brought suit against the Company in California State Superior Court, County of Orange, alleging that disk drives supplied to Amstrad by the Company in 1988 and 1989 were defective and caused damages to Amstrad of not less than $186 million. The suit also sought punitive damages. The Company denied the material allegations of the complaint and filed cross-claims against Amstrad. The case was tried, and in June 1999 the jury returned a verdict in favor of Western Digital. Amstrad has appealed the judgment and the Company has filed motions to recover a portion of its legal and other costs of defense. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

    In 1994 Papst Licensing ("Papst") brought suit against the Company in federal court in California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchased from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company that it intends to reinstate the suit if the Company does not enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

    On October 23, 1998, Censtor Corporation ("Censtor") initiated an arbitration proceeding against the Company in California, alleging that it is owed royalties under a license agreement between Censtor and the Company. In response, the Company filed a complaint in federal court in California seeking a determination that the patents at issue are invalid. The federal court action has been stayed pending completion of the arbitration procedures. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

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

    In the normal course of business, the Company receives and makes inquiries regarding possible intellectual property matters, including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that in a particular case a license will be offered or that the offered terms will be acceptable to the Company. One such matter currently pending involves Discovision Associates, which has recently brought patents it holds to the Company's attention. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the period from July 1, 2000 to September 29, 2000, the Company engaged in transactions pursuant to which it exchanged an aggregate principal amount at maturity of $122.7 million of the Company's Zero Coupon Convertible Subordinated Debentures due 2018, for an aggregate of 6,331,264 shares of the Company's common stock. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by
Section 3(a)(9) thereof, as exchanges of securities by the Company with its existing security holders. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. These exchanges were consummated in private, individually negotiated transactions with institutional investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

            10.46 Credit Agreement, dated as of September 20, 2000, among Western Digital Corporation and the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.

            10.47   Fiscal Year 2001 Western Digital Team-Based Incentive
                    Program

            27      Financial Data Schedule


-----------

(b) REPORTS ON FORM 8-K:

    On August 2, 2000, the Company filed a current report on Form 8-K to file its press release dated July 27, 2000, announcing its fourth quarter and year-end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WESTERN DIGITAL CORPORATION
                                        ----------------------------------------
                                        Registrant



                                        /s/ Teresa Hopp
                                        ----------------------------------------
                                        Teresa Hopp
                                        Senior Vice President
                                        and Chief Financial Officer


Date:    November 13, 2000

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

  10.46 Credit Agreement, dated as of September 20, 2000, among Western Digital Corporation and the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.

  10.47   Fiscal Year 2001 Western Digital Team-Based Incentive Program

  27      Financial Data Schedule