Form 10-Q
period 2000-12-29
WESTERN DIGITAL CORP
filed 2001-02-12
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended December 29, 2000.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to ______________.

                          Commission file number 1-8703


                           WESTERN DIGITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                              95-2647125
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         20511 Lake Forest Drive
         Lake Forest, California                                   92630
(Address of principal executive offices)                         (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 672-7000
              REGISTRANT'S WEB SITE: HTTP://WWW.WESTERNDIGITAL.COM

              8105 Irvine Center Drive, Irvine, California, 92618.
--------------------------------------------------------------------------------
                                (Former address)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares outstanding of Common Stock, as of January 26, 2001, is 174,520,743.

                           WESTERN DIGITAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Statements of Operations -
                Three-Month Periods Ended December 31, 1999 and
                December 29, 2000........................................    3

                Condensed Consolidated Statements of Operations -
                Six-Month Periods Ended December 31, 1999 and
                December 29, 2000........................................    4

                Condensed Consolidated Balance Sheets - June 30, 2000
                and December 29, 2000....................................    5

                Condensed Consolidated Statements of Cash Flows -
                Six-Month Periods Ended December 31, 1999 and
                December 29, 2000........................................    6

                Notes to Condensed Consolidated Financial Statements.....    7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   12

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk..............................................   22

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings........................................   24

        Item 2. Changes in Securities and Use of Proceeds................   25

        Item 4. Submission of Matters to Vote of Security Holders........   25

        Item 6. Exhibits and Reports on Form 8-K.........................   25

        Signatures.......................................................   26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                            THREE-MONTH PERIOD ENDED
                                                          ---------------------------
                                                           DEC. 31,         DEC. 29,
                                                             1999             2000
                                                          ---------         ---------
Revenues, net ....................................        $ 560,174         $ 530,720

Costs and expenses:
      Cost of revenues ...........................          539,932           467,209
      Research and development ...................           44,083            37,367
      Selling, general and administrative ........           39,070            35,771
      Restructuring charges ......................           25,535                --
                                                          ---------         ---------
           Total costs and expenses ..............          648,620           540,347
                                                          ---------         ---------
Operating loss ...................................          (88,446)           (9,627)
Net interest and other income (expense) ..........           (3,028)              839
                                                          ---------         ---------
Loss before extraordinary item ...................          (91,474)           (8,788)
Extraordinary gain from redemption of debentures .           76,277            10,576
                                                          ---------         ---------
Net income (loss) ................................        $ (15,197)        $   1,788
                                                          =========         =========

Income (loss) per common share:
      Before extraordinary item ..................        $    (.76)        $    (.05)
      Extraordinary item .........................              .63               .06
                                                          ---------         ---------
      Basic and diluted ..........................        $    (.13)        $     .01
                                                          =========         =========

Common shares used in computing per share amounts:
      Basic and diluted ..........................          121,128           171,175
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

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                        SIX-MONTH PERIOD ENDED
                                                      ---------------------------
                                                        DEC. 31,        DEC. 29,
                                                         1999             2000
                                                      -----------     -----------
Revenues, net ....................................    $   967,131     $   970,942

Costs and expenses:
      Cost of revenues ...........................      1,012,232         881,702
      Research and development ...................         94,226          72,328
      Selling, general and administrative ........         82,892          69,670
      Restructuring charges ......................         57,835              --
                                                      -----------     -----------
           Total costs and expenses ..............      1,247,185       1,023,700
                                                      -----------     -----------
Operating loss ...................................       (280,054)        (52,758)
Net interest and other expense ...................         (8,357)           (793)
                                                      -----------     -----------
Loss before extraordinary item ...................       (288,411)        (53,551)
Extraordinary gain from redemption of debentures .        166,899          21,819
                                                      -----------     -----------
Net loss .........................................    $  (121,512)    $   (31,732)
                                                      ===========     ===========

Loss per common share:
      Before extraordinary item ..................    $     (2.66)    $      (.34)
      Extraordinary item .........................           1.54             .14
                                                      -----------     -----------
      Basic and diluted ..........................    $     (1.12)    $      (.20)
                                                      ===========     ===========

Common shares used in computing per share amounts:
      Basic and diluted ..........................        108,523         159,609
                                                      ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           JUNE 30,          DEC. 29,
                                                                             2000              2000
                                                                          ---------         ---------
                                                                                           (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents ..................................        $ 184,021         $ 179,383
      Accounts receivable, less allowance for doubtful
           accounts of $13,316 at June 30, 2000 and
           $13,343 at December 29, 2000 ..........................          149,135           173,966
      Inventories ................................................           84,546            78,177
      Prepaid expenses and other current assets ..................           33,693            10,341
                                                                          ---------         ---------
           Total current assets ..................................          451,395           441,867
Property and equipment at cost, net ..............................           98,952           104,734
Other assets, net ................................................           65,227            44,336
                                                                          ---------         ---------
           Total assets ..........................................        $ 615,574         $ 590,937
                                                                          =========         =========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
      Accounts payable ...........................................        $ 266,841         $ 263,001
      Accrued expenses ...........................................          137,866           109,577
      Accrued warranty ...........................................           40,359            35,752
                                                                          ---------         ---------
           Total current liabilities .............................          445,066           408,330
Other liabilities ................................................           44,846            44,467
Convertible debentures ...........................................          225,496           113,203
Minority interest ................................................           10,000             9,251

Shareholders' equity (deficiency):

Preferred stock, $.01 par value;
           Authorized: 5,000 shares
           Outstanding:  None ....................................               --                --
      Common stock, $.01 par value;
           Authorized:  225,000 shares
           Outstanding:  153,335 shares at June 30, 2000
             and 183,191 at December 29, 2000 ....................            1,534             1,832
      Additional paid-in capital .................................          549,932           708,398
      Accumulated deficit ........................................         (482,857)         (514,589)
      Accumulated other comprehensive income (loss) ..............            1,367           (10,032)
      Treasury stock-common stock at cost;
           9,773 shares at June 30, 2000 and 8,744
           shares at December 29, 2000 ...........................         (179,810)         (169,923)
                                                                          ---------         ---------
           Total shareholders' equity (deficiency) ...............         (109,834)           15,686
                                                                          ---------         ---------
           Total liabilities and shareholders' equity (deficiency)        $ 615,574         $ 590,937
                                                                          =========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX-MONTH PERIOD ENDED
                                                                      ---------------------------
                                                                       DEC. 31,          DEC. 29,
                                                                        1999               2000
                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ...............................................        $(121,512)        $ (31,732)
      Adjustments to reconcile net loss to net cash
        used for operating activities:
          Non-Cash Items:
              Depreciation and amortization ..................           47,223            26,787
              Interest on convertible debentures .............            9,617             4,329
              Non-cash portion of restructuring charges ......           28,804                --
              Extraordinary gain on debenture redemptions ....         (166,899)          (21,819)
          Changes in assets and liabilities:
              Accounts receivable ............................           75,075           (14,831)
              Inventories ....................................           42,365             3,369
              Prepaid expenses and other assets ..............           10,952             1,797
              Accrued warranty ...............................           (9,256)           (9,743)
              Accounts payable and accrued expenses ..........          (18,933)          (29,129)
              Other ..........................................            1,325            (2,946)
                                                                      ---------         ---------
                   Net cash used for operating activities ....         (101,239)          (73,918)
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of property and equipment ..........           37,019                --
      Capital expenditures, net ..............................          (13,843)          (26,895)
      Proceeds from sales of marketable equity securities ....               --            14,979
      Other ..................................................           (2,200)               --
                                                                      ---------         ---------
                   Net cash provided by (used for) investing
                     activities...............................           20,976           (11,916)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from ESPP shares issued and stock options
       exercised .............................................            1,627             3,522
     Repayment of bank debt ..................................          (33,375)               --
     Common stock issued for cash ............................           49,539            72,674
     Proceeds from subsidiary bridge loan ....................               --             5,000
                                                                      ---------         ---------
                   Net cash provided by financing activities..           17,791            81,196
                                                                      ---------         ---------
     Net decrease in cash and cash equivalents ...............          (62,472)           (4,638)
     Cash and cash equivalents, beginning of period ..........          226,147           184,021
                                                                      ---------         ---------
     Cash and cash equivalents, end of period ................        $ 163,675         $ 179,383
                                                                      =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes .................        $   1,082         $   1,089
Cash paid during the period for interest .....................            1,928                84

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

    In the opinion of management, all adjustments necessary to fairly state the condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended June 30, 2000.

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

2.  Supplemental Financial Statement Data (in thousands)

                                                              JUNE 30,      DEC. 29,
                                                                2000         2000
                                                              -------       --------
    Inventories:
      Finished goods........................................  $69,033       $57,150
      Work in process.......................................   11,253        13,706
      Raw materials and component parts.....................    4,260         7,321
                                                              -------       -------
                                                              $84,546       $78,177
                                                              =======       =======


                                                   THREE-MONTH                  SIX-MONTH
                                                   PERIOD ENDED                PERIOD ENDED
                                              ----------------------      -----------------------
                                              DEC. 31,      DEC. 29,      DEC. 31,       DEC. 29,
                                               1999          2000           1999          2000
                                              -------       -------       --------      ---------
Net Interest and Other Income (Expense):
     Interest income ...................      $ 2,006       $ 2,109       $  4,486       $ 3,950
     Realized investment losses ........           --            --             --          (738)
     Interest expense ..................       (5,034)       (1,663)       (12,843)       (4,754)
     Minority interest in losses of
       consolidated subsidiary .........           --           393             --           749
                                              -------       -------       --------       -------
                                              $(3,028)      $   839       $ (8,357)      $  (793)
                                              =======       =======       ========       =======

                                                                SIX-MONTH
                                                               PERIOD ENDED
                                                           ---------------------
                                                           DEC. 31,     DEC. 29,
                                                             1999         2000
                                                           --------     --------
Supplemental disclosure of non-cash investing and
  financing activities:
  Common stock issued for redemption of
    convertible debentures..........................       $110,109     $ 92,456
                                                           ========     ========
  Redemption of convertible debentures for Company
    common stock, net of capitalized issuance costs.....   $277,008     $114,275
                                                           ========     ========

3.  Loss per Share

    As of December 31, 1999 and December 29, 2000, 24.0 and 24.4 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. As of December 31, 1999 and December 29, 2000, an additional 8.4 and 4.1 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive to the basic loss per share before extraordinary items.

4.  Common Stock Transactions

    During the six months ended December 29, 2000, the Company issued approximately 686,000 shares of its common stock in connection with Employee Stock Purchase Plan ("ESPP") purchases and 343,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $3.5 million. During the corresponding period of the prior year, the Company issued approximately 362,000 shares of its common stock in connection with ESPP purchases and 52,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $1.6 million.

    Under an existing shelf registration (the "equity facility"), the Company may issue shares of common stock to institutional investors for cash. Shares sold under the equity facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%. During the six months ended December 29, 2000, the Company issued 14.5 million shares of common stock under the equity facility for net cash proceeds of $72.7 million. During the corresponding period of the prior year, the Company issued 11.2 million shares of common stock for net cash proceeds of $49.5 million. As of December 29, 2000, the Company had $200.0 million remaining under the equity facility.

    During the six months ended December 31, 1999, the Company issued 26.7 million shares of common stock to redeem a portion of its 5.25% zero coupon convertible subordinated debentures (the "Debentures") with a book value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. During the six months ended December 29, 2000, the Company issued
    15.4 million shares of common stock to redeem a portion of the Debentures with a book value of $116.6 million and an aggregate principal amount at maturity of $286.9 million. These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $166.9 million and $21.8 million during the six months ended December 31, 1999 and December 29, 2000, respectively. As of December 29, 2000, the book value of the remaining outstanding Debentures was $113.2 million and the aggregate principal amount at maturity was $274.7 million.

5.  Credit Facility

    The Company has a three-year Senior Credit Facility for its hard drive solutions division ("HDS"), which provides up to $125 million in revolving credit (subject to a borrowing base calculation) and is secured by HDS's accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of HDS, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

6.  Real Property Transactions

    On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California for $26 million (the approximate cost of the land). During December 1999, the Company received $11.0 million for the sale of its enterprise drive manufacturing facility in Tuas, Singapore.

    The Company's lease of its corporate headquarters in Irvine, California, expired in January 2001. The Company has signed a new 10-year lease agreement for a facility in Lake Forest, California and has relocated its corporate headquarters to the facility.

7.  Restructuring Activities

    During the six months ended December 31, 1999, the Company initiated restructuring actions to improve operational efficiency. The restructuring actions included the reorganization of worldwide operational and management responsibilities, transfer of hard drive production from Singapore to the Company's manufacturing facility in Malaysia, removal of property and equipment from service and closure of the Company's Singapore operations. These actions resulted in a net reduction of worldwide headcount of approximately 1,600, of which approximately 140 were management, professional and administrative personnel and the remainder was manufacturing employees. Restructuring charges recorded in connection with these actions totaled $57.8 million during the six months ended December 31, 1999, and consisted of severance and outplacement costs of $18.0 million, the write-off of manufacturing equipment and information systems assets of $28.8 million (taken out of service and held for disposal), and net lease cancellation and other costs of $11.0 million.

    As of June 30, 2000, the Company had approximately $3.9 million of restructuring accruals remaining from its restructuring actions initiated during 2000. During the six months ended December 29, 2000, the Company paid approximately $2.7 million for severance and lease settlements, leaving an accrual balance of approximately $1.2 million as of December 29, 2000.

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

9.  Investments in Marketable Securities

    As of June 30, 2000, the Company owned approximately 10.8 million shares of Komag common stock, which, when acquired on April 8, 1999, had a fair market value of $34.9 million. During the three months ended September 29, 2000, the Company sold 4.9 million shares of the stock for $15.0 million. The 5.9 million remaining Komag shares owned by the Company can be sold on or after the following dates: 1.6 million shares on October 8, 2000; 3.2 million shares on October 8, 2001; and 1.1 million shares on October 8, 2002. The
    1.6 million shares and the 3.2 million shares, available for sale on October 8, 2000 and October 8, 2001, respectively, have been classified as current assets and "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Investments in Certain Debt and Equity Securities" ("SFAS 115"). These shares were marked to market value using published closing prices of Komag stock as of December 29, 2000 and a related accumulated unrealized loss of $12.5 million was included in accumulated other comprehensive income (loss). The aggregate book value of the total 5.9 million Komag shares was $6.7 million as of December 29, 2000, of which $3.2 million related to the 4.8 million shares classified as current.

    As of December 29, 2000, the Company owned approximately 1.3 million shares of Vixel Corporation ("Vixel") common stock. The Company has also identified these shares as "available for sale" under the provisions of SFAS 115, and accordingly, the shares were marked to market value. At December 29, 2000 an unrealized gain of $2.5 million was included in accumulated other comprehensive income (loss). The aggregate book value of the shares was $2.5 million as of December 29, 2000, and the investment was classified as current.

10. Other Comprehensive Income (Loss)

    Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders' equity (deficiency) but are excluded from net income (loss). The Company's other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as "available for sale" under SFAS 115. The components of total comprehensive loss for the three and six months ended December 31, 1999 and December 29, 2000 were as follows (in millions):

                                                   THREE-MONTH               SIX-MONTH
                                                   PERIOD ENDED             PERIOD ENDED
                                               -------------------     ---------------------
                                               DEC. 31,   DEC. 29,     DEC. 31,     DEC. 29,
                                                1999        2000        1999          2000
                                               -------    --------     --------     --------
    Net income (loss)                          $(15.2)     $  1.8      $(121.5)      $(31.7)
    Other comprehensive income (loss):
      Unrealized gain (loss) on available
        for sale investments, net                 1.5       (18.9)        25.6        (11.4)
                                               ------      ------      -------       ------
    Total comprehensive loss                   $(13.7)     $(17.1)     $ (95.9)      $(43.1)
                                               ======      ======      =======       ======

11. Business Segment

    The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in 1999. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports.

    The Company has new business ventures that it began developing in 1999 and 2000 and which did not meet the separate disclosure requirements under SFAS 131 in those periods. The Company's new business ventures include Connex, Inc. ("Connex"), SageTree, Inc. ("SageTree") and Keen Personal Media, Inc. ("Keen PM"). Connex delivers enterprise-class storage functionality for the department and mid-sized business markets, including network attached storage and storage management software for storage area networks. SageTree designs and markets packaged analytical applications and related services for supply chain and product lifecycle intelligence. Keen PM provides interactive broadband software, services and hardware for television and Internet content management and television-based electronic commerce. In accordance with SFAS 131, the Company has combined the results of its new ventures in an "all other" category in order to report the HDS segment results separately which is consistent with the segment information used by the chief operating decision maker in 2001 to assess performance and evaluate how to allocate resources. General and corporate expenses of the Company are included in the HDS segment.

    Segment information (in thousands):

                                                        THREE-MONTH PERIOD                       SIX-MONTH PERIOD
                                                       ENDED DEC. 29, 2000                     ENDED DEC. 29, 2000
                                                ----------------------------------     ------------------------------------
                                                  HDS      ALL OTHER       TOTAL          HDS       ALL OTHER       TOTAL
                                                --------   ---------     ---------     ---------    ---------     ---------
    Revenues                                    $530,583    $    137     $ 530,720     $ 970,376     $    566     $ 970,942
    Operating income (loss)                       10,184     (19,811)       (9,627)      (16,841)     (35,917)      (52,758)
    Income (loss) before extraordinary item       10,606     (19,394)       (8,788)      (18,464)     (35,087)      (53,551)
    Total assets                                 564,492      26,445       590,937       564,492       26,445       590,937
    Depreciation and amortization                 11,999       1,028        13,027        24,723        2,064        26,787
    Additions to property and equipment           16,265          43        16,308        25,805        1,090        26,895

12. Legal Proceedings

    In 1992 Amstrad plc ("Amstrad") brought suit against the Company in California State Superior Court, County of Orange, alleging that disk drives supplied to Amstrad by the Company in 1988 and 1989 were defective and caused damages to Amstrad of not less than $186 million. The suit also sought punitive damages. The Company denied the material allegations of the complaint and filed cross-claims against Amstrad. The case was tried, and in June 1999 the jury returned a verdict in favor of Western Digital. Amstrad has appealed the judgment. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

    On October 23, 1998, Censtor Corporation ("Censtor") initiated an arbitration proceeding against the Company in California, alleging that it is owed royalties under a license agreement between Censtor and the Company. In response, the Company filed a complaint in federal court in California seeking a determination that the patents at issue are invalid. The parties have agreed to settle this dispute and are in the process of preparing and executing a settlement agreement, after which all related actions will be dismissed. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    In June 2000 Discovision Associates ("Discovision") notified the Company in writing that it believes certain of the Company's hard disk drive products may infringe certain of Discovision's patents. Discovision has offered to provide the Company with a license under its patent portfolio. The Company is in discussion with Discovision regarding its claims.

    There is no litigation pending. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

    The 2000 reorganization of its hard drive business included the following major restructuring actions: the transfer of all desktop hard drive production to one highly efficient manufacturing facility in Malaysia; the closure of the Company's Singapore manufacturing facilities; and the discontinuance of the Company's enterprise drive product line. The hard drive reorganization also included significant changes in the worldwide management structure and sales organization. Restructuring charges recorded during the six months ended December 31, 1999 for reorganization actions initiated during that period were $57.8 million.

    The Company's new business ventures include Connex, Inc. ("Connex"), SageTree, Inc. ("SageTree") and Keen Personal Media, Inc. ("Keen PM"). Connex delivers enterprise-class storage functionality for the department and mid-sized business markets, including network attached storage and storage management software for storage area networks. SageTree designs and markets packaged analytical applications and related services for supply chain and product lifecycle intelligence. Keen PM provides interactive broadband software, services and hardware for television and Internet content management and television-based electronic commerce. These new businesses do not yet have significant revenue, but together with other ventures currently in process and new market applications for hard disk drives, they are ultimately expected to provide a diversified portfolio of products that will help to reduce the Company's dependence on the traditional desktop hard drive market.

RESULTS OF OPERATIONS

    The Company's consolidated operating loss of $9.6 million for the three months ended December 29, 2000, includes $10.2 million of operating income from the hard drive business and $19.8 million of operating losses from the new business ventures. This compares to the consolidated operating loss of $88.4 million for the corresponding period of the prior year, which includes $81.6 million of operating loss from the hard drive business and $6.8 million of operating losses from the new business ventures. The consolidated operating loss of $52.8 million for the six months ended December 29, 2000, includes $16.8 million of operating losses from the hard drive business and $36.0 million of operating losses from the new business ventures. This compares to the consolidated operating loss of $280.1 million for the corresponding period of the prior year, which includes $266.9 million of operating losses from the hard drive business and $13.2 million of operating losses from the new business ventures.

    Consolidated revenues were $530.7 million for the three months ended December 29, 2000, a decrease of 5%, or $29.5 million, from the three months ended December 31, 1999 and an increase of 21%, or $90.5 million, from the immediately preceding quarter. Revenues from new business ventures were not material for all periods presented. However, revenues for the three months ended December 29, 1999 included $42.9 million of revenue from enterprise drives, which were discontinued during the third quarter of 2000. Revenues for desktop drives only were $530.6 million for the three months ended December 29, 2000, an increase of $13.3 million from the corresponding period of the prior year and an increase of $90.8 million from the immediately preceding quarter. The increase in desktop drive revenues during the three months ended December 29, 2000 as compared to the corresponding period of the prior year resulted from an increase in unit shipments, partially offset by a decrease in average selling prices (ASP's). The increase in desktop drive revenues as compared to the immediately preceding quarter resulted from an increase in unit shipments and an increase in the ASP's due to an improved pricing environment and mix of product shipped.

    Consolidated revenues were $970.9 million for the six months ended December 29, 2000, an increase of .4%, or $3.8 million, from the six months ended December 31, 1999. Revenues for the six months ended December 29, 1999 included $124.3 million of revenue from enterprise drives. Revenues for desktop drives only were $970.4 million for the six months ended December 29, 2000, an increase of $127.5 million from the corresponding period of the prior year. The increase in desktop drive revenues resulted from an increase in unit shipments as compared to the corresponding period of the prior year, which was adversely affected by the product recall (see below). The increase in unit shipments was partially offset by a decrease in ASP's.

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

    The gross profit for the three months ended December 29, 2000 totaled $63.5 million, or 12% of revenue. This compares to a gross profit of $20.2 million, or 4% of revenue, for the three months ended December 31, 1999, and $25.7 million, or 6% of revenue, for the immediately preceding quarter. The increase in the gross profit over the corresponding period of the prior year was primarily the result of lower manufacturing costs due to 2000 expense reduction efforts, partially offset by lower ASP's. The increase in the gross profit over the immediately preceding quarter was the result of an increase in ASP's due to an improved pricing environment and mix of product shipped.

    The gross profit for the six months ended December 29, 2000 totaled $89.2 million, or 9% of revenue. This compares to a negative gross profit of $45.1 million, or negative 5% of revenue, for the six months ended December 31, 1999. The gross profit for the corresponding period of the prior year included $37.7 million of special charges directly relating to the product recall that occurred during the three months ended October 2, 1999. Excluding the special charges, negative gross profit for the six months ended December 31, 1999 was $7.4 million, or negative 1% of revenue. The increase in gross profit over the six months ended December 31, 1999 (excluding special charges) was primarily the result of lower manufacturing costs due to 2000 expense reduction efforts and higher volume.

    Research and development ("R&D") expense for the three months ended December 29, 2000 was $37.4 million, a decrease of $6.7 million from the three months ended December 31, 1999 and an increase of $2.4 million from the immediately preceding quarter. R&D expense for the six months ended December 29, 2000 was $72.3 million, a decrease of $21.9 million from the six months ended December 31, 1999. The decrease in R&D expense from the corresponding three and six-month periods of the prior year was primarily due to the Company's exit from the enterprise hard drive market and expense reduction efforts in its desktop hard drive operations, partially offset by increased spending at the Company's developing new business ventures. The increase in R&D expense during the three months ended December 29, 2000 from the immediately preceding quarter was primarily due to increased spending on new venture development.

    Selling, general and administrative ("SG&A") expense for the three months ended December 29, 2000 was $35.8 million, a decrease of $3.3 million from the three months ended December 31, 1999 and an increase of $1.9 million from the immediately preceding quarter. SG&A expense for the six months ended December 29, 2000 was $69.7 million, a decrease of $13.2 million from the six months ended December 31, 1999. The decrease in SG&A expense from the corresponding three and six-month periods of the prior year was primarily due to the Company's exit from the enterprise hard drive market and expense reduction efforts in its desktop hard drive operations. The decrease was partially offset by increased spending at the Company's developing new business ventures. The increase in SG&A expense from the immediately preceding quarter was primarily due to nonrecurring expenses incurred in connection with the relocation of the Company's corporate headquarters and increased spending on new venture development.

    Net interest and other income for the three months ended December 29, 2000 was $.8 million, compared to net interest expense of $3.0 million for the three months ended December 31, 1999 and net interest expense of $1.6 million for the immediately preceding quarter. The increase in net interest and other income for the three months ended December 29, 2000 was primarily due to lower accrued interest expense on the Company's convertible debentures due to the debenture redemptions that occurred during 2000 and 2001. Net interest expense for the six months ended December 29, 2000 was $.8 million, compared to net interest expense of $8.4 million for the six months ended December 31, 1999. The decrease in net interest expense was due to lower accrued interest expense on the Company's convertible debentures due to the debenture redemptions, partially offset by a reduced amount of interest income on lower average cash and cash equivalent balances.

    During the six months ended December 29, 2000, the Company issued 15.4 million shares of common stock in exchange for $286.9 million in face value of its convertible debentures (with a book value of $116.6 million). During the corresponding period of the prior year, the Company issued 26.7 million shares of common stock in exchange for $735.6 million in face value of its convertible debentures (with a book value of $284.1 million). These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. As a result of the redemptions, the Company recognized extraordinary gains of $10.6 million and $76.3 million for the three months ended December 29, 2000 and December 31, 1999, respectively, and $21.8 million and $166.9 million for the six months ended December 29, 2000 and December 31, 1999, respectively.

    The Company did not record an income tax benefit in any periods presented as no additional loss carrybacks were available and management deemed it "more likely than not" that the deferred tax benefits generated would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

         At December 29, 2000, the Company had cash and cash equivalents of $179.4 million as compared to $184.0 million at June 30, 2000. Net cash used for operations was $73.9 million during the six months ended December 29, 2000, as compared to $101.2 million during the six months ended December 31, 1999. The improvement in cash used in operations reflects a significant improvement in the Company's operating results, net of non-cash items, offset by a higher level of cash used to fund net operating asset growth. The improvement in operating results, net of non-cash items, of $180.3 million was due to significantly better performance by the Company's Hard Drive Solutions business group as a result of higher sales volume and improved cost management, the discontinuance in January 2000 of the Company's enterprise class hard drive product line and the inclusion in the prior year period of significant charges relating to the product recall. The improved Hard Drive Solutions operating results were offset somewhat by increased spending on new business ventures. Cash used to fund net operating asset growth increased by $153.0 million due primarily to the impact in the prior year of the product recall on net operating assets. Specifically, the product recall necessitated a sharp contraction in the Company's cash conversion cycle which represents the sum of the number of days sales outstanding (DSO) and days inventory outstanding (DIO) less days payable outstanding (DPO). As the following chart indicates, the Company's cash conversion cycle was reduced by seven days during the six months ended December 31, 1999, and increased by four days during the six months ended December 29, 2000:

                                                 THREE-MONTH PERIOD ENDED
                                         ------------------------------------------
                                         JULY 3,    DEC. 31,    JUNE 30,    DEC. 29,
                                          1999        1999        2000        2000
                                         ------     -------     -------     -------
    Cash Conversion Cycle:
         Days Sales Outstanding             38          32          28          30
         Days Inventory Outstanding         19          18          18          15
         Days Payables Outstanding         (48)        (48)        (56)        (51)
                                           ---         ---         ---         ---
                                             9           2         (10)         (6)
                                           ===         ===         ===         ===

    The decrease in the cash conversion cycle from July 3, 1999 to December 31, 1999 was due primarily to a reduction in DSO's due in large part to a sustained improvement in the linearity of shipments. The increase in the cash conversion cycle from June 30, 2000 to December 29, 2000 is due primarily to a reduction in DPO's. The Company expects to maintain its cash conversion cycle between six and eight days negative.

    Other uses of cash during the six months ended December 29, 2000 included net capital expenditures of $26.9 million, primarily to upgrade the Company's desktop hard drive production capabilities and for normal replacement of existing assets. Other sources of cash during the period included proceeds of $15.0 million received upon the sale of marketable equity securities, $72.7 million received upon issuance of 14.5 million shares of the Company's stock under the Company's equity facility, $3.5 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases, and $5.0 million received from a third-party loan to one of the Company's new business ventures.

    During the six months ended December 31, 1999, other uses of cash included net capital expenditures of $13.8 million, repayment of bank debt of $33.4 million, and the purchase of investments of $2.2 million. Other sources of cash during that period included $37.0 million from sales of real property, $49.5 million received upon issuance of 11.2 million shares of the Company's stock under the Company's equity facility, and $1.6 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

    During the six months ended December 29, 2000, the Company issued 15.4 million shares of common stock to redeem a portion of its convertible debentures with a book value of $116.6 million and an aggregate principal amount at maturity of $286.9 million. During the six months ended December 31, 1999, the Company issued 26.7 million shares of common stock to redeem a portion of its convertible debentures with a book value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $21.8 million and $166.9 million during the six months ended December 29, 2000 and December 31, 1999, respectively. As of December 29, 2000, the book value of the remaining outstanding Debentures was $113.2 million and the aggregate principal amount at maturity was $274.7 million.

    The Company has a three-year Senior Credit Facility for its hard drive solutions division ("HDS"), which provides up to $125 million in revolving credit (subject to a borrowing base calculation) and is secured by HDS's accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of HDS, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

    Under an existing shelf registration (the "equity facility"), the Company may issue shares of common stock to institutional investors for cash. Shares sold under the equity facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%. During the six months ended December 29, 2000, the Company issued 14.5 million shares of common stock under the equity facility for net cash proceeds of $72.7 million. During the corresponding period of the prior year, the Company issued 11.2 million shares of common stock for net cash proceeds of $49.5 million. As of December 29, 2000, the Company had $200.0 million remaining under the equity facility.

    The Company expects to continue to incur operating losses in 2001. However, at December 29, 2000, the Company had a cash and cash equivalent balance of $179.4 million, working capital of $33.5 million and shareholders' equity of $15.7 million. The Company has achieved significant reductions in manufacturing labor and overhead and operating expenses resulting from the sale in late 1999 of the Company's media operations, the closure in 2000 of the Company's two Singapore based manufacturing facilities and its enterprise design center, and the reduction in worldwide headcount. In addition, the Company had the following additional sources of liquidity available:

    o As of February 6, 2001, $200.0 million remaining available under the equity facility;

    o As of February 6, 2001, a Senior Credit Facility providing up to $125 million in revolving credit (subject to a borrowing base calculation); and

    o As of February 6, 2001 other equity investments that may be disposed of during the next twelve months, including 4.8 million shares of Komag common stock (of which 3.2 million shares have sale restrictions until October 8, 2001) and 1.3 million shares of Vixel common stock. The combined market value of the 4.8 million Komag shares that can be sold in the next twelve months and the 1.3 million shares of Vixel common stock is approximately $12.2 million as of February 6, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" ("SFAS 137"), which deferred the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The adoption of these statements during the six months ended December 29, 2000 did not result in a material impact on the Company's consolidated financial position, results of operations or liquidity, and the Company did not have a significant adjustment as a result of the transition to these statements.

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

    In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 during the six months ended December 29, 2000 did not result in a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

    The price of hard drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, result in significant and rapid shifts in market share among the industry's major participants. For example, during 1998 and 1999, we lost significant share of the desktop market. During the first quarter of 2000, the Company lost market share as a result of a previously announced product recall; however, we recovered some market share during the remainder of 2000 and during the first half of 2001, but our share is still significantly below its 1997 level.

Our prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives.

    Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity, which typically lead to intense price competition. Recently several competitor manufacturers and industry analysts have forecasted softening PC demand in the U.S. If intense price competition occurs, as a result of slackening demand, we may be forced to lower prices sooner and more than expected and transition to new products sooner than expected.

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

    Due to our recent financial performance and the risks described in this Report, in the future we may be unable to maintain adequate financial resources for capital expenditures, working capital and research and development. Our prior borrowing agreement with our banks matured on March 31, 2000, and we have signed an agreement for a new credit facility for our HDS division. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot ensure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.

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

    As of December 29, 2000, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

                                                 DECEMBER 29, 2000
                                       --------------------------------------
                                                      WEIGHTED
                                       CONTRACT       AVERAGE      UNREALIZED
                                        AMOUNT     CONTRACT RATE      LOSS
                                       --------    -------------   ----------
                                          (U.S. DOLLAR EQUIVALENT AMOUNTS)
FOREIGN CURRENCY FORWARD CONTRACTS:
  British Pound Sterling...............   6.0          1.50            --

    During the three and six months ended December 31, 1999 and December 29, 2000, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company's consolidated financial statements.

DISCLOSURE ABOUT OTHER MARKET RISKS

Fixed Interest Rate Risk

    At December 29, 2000, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $60.5 million, compared to the related book value of $113.2 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company's option.

    The Company has various notes receivable from other companies. All of the notes carry a fixed rate of interest. Therefore, a significant change in interest rates would not cause these notes to impact the Company's consolidated financial statements.

Variable Interest Rate Risk

    At the option of HDS, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only debt which does not have a fixed-rate of interest.

    The Senior Credit Facility requires HDS to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the Senior Credit Facility.

Fair Value Risk

    The Company owned approximately 5.9 million shares of Komag, Inc. common stock at December 29, 2000. The stock is restricted as to the percentage of total shares which can be sold in a given time period. The unrestricted portion of the total Komag shares acquired represents the shares which can be sold within one year. The Company determines, on a quarterly basis, the fair market value of the unrestricted Komag shares and records an unrealized gain or loss resulting from the difference in the fair market value of the unrestricted shares as of the previous quarter end and the fair market value of the unrestricted shares on the measurement date. As of December 29, 2000, a $12.5 million total accumulated unrealized loss had been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. As of December 29, 2000, the quoted market value of the Company's Komag common stock holdings, without regard to discounts due to sales restrictions, was $3.9 million and the aggregate book value was $6.7 million. As a result of market conditions, as of February 6, 2001, the market value of the shares had increased to $8.7 million. Due to market fluctuations, a decline in the stock's fair market value could occur.

    The Company owns approximately 1.3 million shares of Vixel common stock. As of December 29, 2000, the market value of the Vixel shares was $2.5 million. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of December 29, 2000, a $2.5 million total accumulated unrealized gain had been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. As a result of market conditions, as of February 6, 2001, the market value of the shares had increased to $5.1 million. Due to market fluctuations, a decline in the stock's fair market value could occur.

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

    In 1992 Amstrad plc ("Amstrad") brought suit against the Company in California State Superior Court, County of Orange, alleging that disk drives supplied to Amstrad by the Company in 1988 and 1989 were defective and caused damages to Amstrad of not less than $186 million. The suit also sought punitive damages. The Company denied the material allegations of the complaint and filed cross-claims against Amstrad. The case was tried, and in June 1999 the jury returned a verdict in favor of Western Digital. Amstrad has appealed the judgment. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

    On October 23, 1998, Censtor Corporation ("Censtor") initiated an arbitration proceeding against the Company in California, alleging that it is owed royalties under a license agreement between Censtor and the Company. In response, the Company filed a complaint in federal court in California seeking a determination that the patents at issue are invalid. The parties have agreed to settle this dispute and are in the process of preparing and executing a settlement agreement, after which all related actions will be dismissed. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    In June 2000 Discovision Associates ("Discovision") notified the Company in writing that it believes certain of the Company's hard disk drive products may infringe certain of Discovision's patents. Discovision has offered to provide the Company with a license under its patent portfolio. The Company is in discussion with Discovision regarding its claims. There is no litigation pending. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the period from July 1, 2000 to December 29, 2000, the Company engaged in transactions pursuant to which it exchanged an aggregate principal amount at maturity of $286.9 million of the Company's Zero Coupon Convertible Subordinated Debentures due 2018, for an aggregate of 15,361,934 shares of the Company's common stock. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by
Section 3(a)(9) thereof, as exchanges of securities by the Company with its existing security holders. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. These exchanges were consummated in private, individually negotiated transactions with institutional investors.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on November 30, 2000. The shareholders elected the following seven directors to hold office until the next annual meeting and until their successors are elected and qualified:

                                                   Number of Votes
                                             -------------------------
                                                 For         Withheld
                                             -----------     ---------
    Peter D. Behrendt                        128,874,723     2,666,446
    I. M. Booth                              128,907,250     2,633,919
    Henry T. DeNero                          128,951,571     2,589,598
    Matthew E.  Massengill                   125,360,745     6,180,424
    Roger H. Moore                           128,913,468     2,627,701
    Thomas E. Pardun                         128,764,267     2,776,902

In addition, the shareholders approved the following proposals:

                                                                               Number of Votes
                                                                --------------------------------------------
                                                                    For           Against        Abstentions
                                                                -----------     ----------       -----------
    1. To approve the amendment and restatement of the
       Company's Non-Employee Director Plan authorizing an
       additional 1,000,000 shares.                             118,169,436     12,303,607          730,973

    2. To ratify the selection of KPMG LLP as independent
       accountants for the Company for the fiscal year
       ended June 29, 2001.                                     130,105,028        608,689          497,452

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    None

(b) REPORTS ON FORM 8-K:

    On October 18, 2000, the Company filed a current report on Form 8-K to announce its retirement, in aggregate, of $286.9 million principal amount of convertible debentures in exchange for shares of its common stock.

    On October 27, 2000, the Company filed a current report on Form 8-K to file its press release dated October 26, 2000, announcing its first quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WESTERN DIGITAL CORPORATION
                                                Registrant

                                                /s/ Teresa Hopp
                                                --------------------------------
                                                    Teresa Hopp
                                                    Senior Vice President
                                                    and Chief Financial Officer

Date: February 12, 2001