Form 10-Q
period 2001-03-30
WESTERN DIGITAL CORP
filed 2001-05-14
CIK 106040

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2001.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________

                          Commission file number 1-8703

                           WESTERN DIGITAL CORPORATION

                                ----------------

             (Exact name of Registrant as specified in its charter)

                Delaware                                        33-0956711
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        20511 Lake Forest Drive
        Lake Forest, California                                    92630
(Address of principal executive offices)                        (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 672-7000
              REGISTRANT'S WEB SITE: http://www.westerndigital.com

                                       N/A

                                ----------------

Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of Common Stock, as of April 27, 2001, is 177,225,315.

                           WESTERN DIGITAL CORPORATION
                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements
           Condensed Consolidated Statements of Operations - Three-Month Periods
           Ended March 31, 2000 and March 30, 2001..........................................          3

           Condensed Consolidated Statements of Operations - Nine-Month Periods
           Ended March 31, 2000 and March 30, 2001..........................................          4

           Condensed Consolidated Balance Sheets - June 30, 2000 and
           March 30, 2001...................................................................          5

           Condensed Consolidated Statements of Cash Flows - Nine-Month Periods
           Ended March 31, 2000 and March 30, 2001..........................................          6

           Notes to Condensed Consolidated Financial Statements.............................          7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................         12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................         22

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings................................................................         24

   Item 2. Changes in Securities and Use of Proceeds........................................         25

   Item 6. Exhibits and Reports on Form 8-K.................................................         25

   Signatures...............................................................................         26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                           THREE-MONTH PERIOD ENDED
                                                          ---------------------------
                                                           MAR. 31,          MAR. 30,
                                                            2000              2001
                                                          ---------         ---------

Revenues, net ....................................        $ 516,587         $ 533,369

Costs and expenses:
      Cost of revenues ...........................          505,003           468,095
      Research and development ...................           33,770            35,554
      Selling, general and administrative ........           33,970            33,190
      Restructuring charges ......................           28,002                --
                                                          ---------         ---------
           Total costs and expenses ..............          600,745           536,839
                                                          ---------         ---------
Operating loss ...................................          (84,158)           (3,470)
Net interest and other income ....................           13,489                52
                                                          ---------         ---------
Loss before extraordinary item ...................          (70,669)           (3,418)
Extraordinary gain from redemption of debentures .               --               371
                                                          ---------         ---------
Net loss .........................................        $ (70,669)        $  (3,047)
                                                          =========         =========

Loss per common share:
      Before extraordinary item ..................        $    (.53)        $    (.02)
      Extraordinary item .........................               --               .00
                                                          ---------         ---------
      Basic and diluted ..........................        $    (.53)        $    (.02)
                                                          =========         =========

Common shares used in computing per share amounts:
      Basic and diluted ..........................          133,903           176,250
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

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                              NINE-MONTH PERIOD ENDED
                                                          -------------------------------
                                                            MAR. 31,           MAR. 30,
                                                             2000                2001
                                                          -----------         -----------

Revenues, net ....................................        $ 1,483,718         $ 1,504,311

Costs and expenses:
      Cost of revenues ...........................          1,517,235           1,349,797
      Research and development ...................            127,996             107,882
      Selling, general and administrative ........            116,862             102,860
      Restructuring charges ......................             85,837                  --
                                                          -----------         -----------
           Total costs and expenses ..............          1,847,930           1,560,539
                                                          -----------         -----------
Operating loss ...................................           (364,212)            (56,228)
Net interest and other income (expense) ..........              5,132                (741)
                                                          -----------         -----------
Loss before extraordinary item ...................           (359,080)            (56,969)
Extraordinary gain from redemption of debentures .            166,899              22,190
                                                          -----------         -----------
Net loss .........................................        $  (192,181)        $   (34,779)
                                                          ===========         ===========

Loss per common share:
      Before extraordinary item ..................        $     (3.07)        $      (.34)
      Extraordinary item .........................               1.43                 .13
                                                          -----------         -----------
      Basic and diluted ..........................        $     (1.64)        $      (.21)
                                                          ===========         ===========

Common shares used in computing per share amounts:
      Basic and diluted ..........................            116,983             165,156
                                                          ===========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           JUN. 30,         MAR. 30,
                                                                            2000              2001
                                                                          ---------         ---------
                                                                                           (UNAUDITED)

                                              ASSETS
Current assets:
      Cash and cash equivalents ..................................        $ 184,021         $ 160,869
      Accounts receivable, less allowance for doubtful
           accounts of $13,316 at June 30, 2000 and
           $14,343 at March 30, 2001 .............................          149,135           153,095
      Inventories ................................................           84,546            65,258
      Prepaid expenses and other current assets ..................           33,693            18,054
                                                                          ---------         ---------
           Total current assets ..................................          451,395           397,276
Property and equipment at cost, net ..............................           98,952           106,795
Other assets, net ................................................           65,227            41,070
                                                                          ---------         ---------
           Total assets ..........................................        $ 615,574         $ 545,141
                                                                          =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
      Accounts payable ...........................................        $ 266,841         $ 234,851
      Accrued expenses ...........................................          137,866            95,133
      Accrued warranty ...........................................           40,359            33,856
                                                                          ---------         ---------
           Total current liabilities .............................          445,066           363,840
Other liabilities ................................................           44,846            41,556
Convertible debentures ...........................................          225,496           112,611
Minority interest ................................................           10,000             8,998
Shareholders' equity (deficiency):
Preferred stock, $.01 par value;
           Authorized: 5,000 shares
           Outstanding:  None ....................................               --                --
      Common stock, $.01 par value;
           Authorized: 225,000 shares
           Outstanding: 153,335 shares at June 30, 2000
           and 183,532 at March 30, 2001 .........................            1,534             1,835
      Additional paid-in capital .................................          549,932           694,567
      Accumulated deficit ........................................         (482,857)         (517,636)
      Accumulated other comprehensive income (loss) ..............            1,367            (9,447)
      Treasury stock-common stock at cost;
           9,773 shares at June 30, 2000 and 6,693
           shares at March 30, 2001 ..............................         (179,810)         (151,183)
                                                                          ---------         ---------
           Total shareholders' equity (deficiency) ...............         (109,834)           18,136
                                                                          ---------         ---------
           Total liabilities and shareholders' equity (deficiency)        $ 615,574         $ 545,141
                                                                          =========         =========


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WESTERN DIGITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE-MONTH PERIOD ENDED
                                                                              ---------------------------
                                                                               MAR. 31,          MAR. 30,
                                                                                2000              2001
                                                                              ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss .......................................................        $(192,181)        $ (34,779)
      Adjustments to reconcile net loss to net cash
      used for operating activities:
          Non-Cash Items:
              Depreciation and amortization ..........................           64,949            39,692
              Non-cash interest expense ..............................           12,513             5,912
              Non-cash portion of restructuring charges ..............           56,301                --
              Extraordinary gain on debenture redemptions ............         (166,899)          (22,190)
              Investment gains .......................................          (14,767)               --
          Changes in assets and liabilities:
              Accounts receivable ....................................           95,980             6,040
              Inventories ............................................           45,885            16,288
              Prepaid expenses and other assets ......................            9,634            (3,228)
              Accrued warranty .......................................             (825)          (12,577)
              Accounts payable and accrued expenses ..................          (30,182)          (71,723)
              Other ..................................................           (1,192)           (5,665)
                                                                              ---------         ---------
                  Net cash used for operating activities .............         (120,784)          (82,230)
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of property and equipment ..................           66,756                --
      Capital expenditures, net ......................................          (17,101)          (40,002)
      Proceeds from sales of marketable equity securities ............               --            14,979
      Other ..........................................................           (2,200)               --
                                                                              ---------         ---------
                  Net cash provided by (used for) investing activities           47,455           (25,023)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from ESPP shares issued and stock options
       exercised .....................................................            5,468             6,427
     Repayment of bank debt ..........................................          (50,000)               --
     Common stock issued for cash ....................................           93,801            72,674
     Proceeds from subsidiary financing ..............................               --             5,000
                                                                              ---------         ---------
                  Net cash provided by financing activities ..........           49,269            84,101
                                                                              ---------         ---------
     Net decrease in cash and cash equivalents .......................          (24,060)          (23,152)
     Cash and cash equivalents, beginning of period ..................          226,147           184,021
                                                                              ---------         ---------
     Cash and cash equivalents, end of period ........................        $ 202,087         $ 160,869
                                                                              =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes .........................        $   4,307         $   1,519
Cash paid during the period for interest .............................            2,094               132

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

    On April 6, 2001, the Company established a holding company organizational structure, under which Western Digital Corporation operates as the parent company to its hard drive business, Western Digital Technologies ("WDT"), and other subsidiaries. This administrative and legal change had no material impact to the accounting and reporting structure of the Company or to the Company's results of operations or financial position.

2.  Supplemental Financial Statement Data (in thousands)

                                             JUN. 30,       MAR. 30,
                                              2000           2001
                                             --------       --------

 Inventories:
    Finished goods ..................        $69,033        $46,210
    Work in process .................         11,253         11,542
    Raw materials and component parts          4,260          7,506
                                             -------        -------
                                             $84,546        $65,258
                                             =======        =======

                                                                         THREE-MONTH                       NINE-MONTH
                                                                         PERIOD ENDED                     PERIOD ENDED
                                                                   -------------------------        -------------------------
                                                                   MAR. 31,         MAR. 30,        MAR. 31,         MAR. 30,
                                                                     2000            2001             2000             2001
                                                                   --------         --------        --------         --------

Net Interest and Other Income (Expense):
     Interest income ......................................        $  1,939         $ 1,986         $  6,425         $ 5,934
     Realized investment gains (losses) ...................          14,767              --           14,767            (738)
     Interest expense .....................................          (3,217)         (2,187)         (16,060)         (6,939)
     Minority interest in losses of consolidated subsidiary              --             253               --           1,002
                                                                   --------         -------         --------         -------
                                                                   $ 13,489         $    52         $  5,132         $  (741)
                                                                   ========         =======         ========         =======

                                                                                          NINE-MONTH
                                                                                         PERIOD ENDED
                                                                                   ------------------------
                                                                                   MAR. 31,        MAR. 30,
                                                                                     2000            2001
                                                                                   --------        --------

Supplemental disclosure of non-cash investing and financing activities:
      Common stock issued for redemption of convertible debentures ........        $110,109        $ 94,122
                                                                                   ========        ========

      Redemption of convertible debentures for Company common stock, net of
        capitalized issuance costs ........................................        $277,008        $116,312
                                                                                   ========        ========
      Settlement of accounts payable by transfer of cost method investments        $ 26,242        $     --
                                                                                   ========        ========

3.  Loss per Share

    As of March 31, 2000 and March 30, 2001, 21.3 and 23.7 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. As of March 31, 2000 and March 30, 2001, an additional 8.4 and 4.0 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

4.  Common Stock Transactions

    During the nine months ended March 31, 2000, the Company issued approximately 1,236,000 shares of its common stock in connection with Employee Stock Purchase Plan ("ESPP") purchases and 210,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $5.5 million. During the nine months ended March 30, 2001, the Company issued approximately 1,199,000 shares of its common stock in connection with ESPP purchases and 631,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $6.4 million.

    Under an existing shelf registration (the "equity facility"), the Company may issue shares of common stock to institutional investors for cash. Shares sold under the equity facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%. During the nine months ended March 31, 2000, the Company issued 20.5 million shares of common stock under the equity facility for net cash proceeds of $93.8 million. During the nine months ended March 30, 2001, the Company issued
    14.5 million shares of common stock under the equity facility for net cash proceeds of $72.7 million. As of March 30, 2001, the Company had $200.0 million remaining under the equity facility.

    During the nine months ended March 31, 2000, the Company issued 26.7 million shares of common stock to redeem a portion of its 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the "Debentures") with a book value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. During the nine months ended March 30, 2001, the Company issued 15.7 million shares of common stock to redeem a portion of the Debentures with a book value of $118.7 million and an aggregate principal amount at maturity of $291.9 million. These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $166.9 million and $22.2 million during the nine months ended March 31, 2000 and March 30, 2001, respectively. As of March 30, 2001, the book value of the remaining outstanding Debentures was $112.6 million and the aggregate principal amount at maturity was $269.7 million. Between March 31 and May 11, 2001, the Company issued 0.3 million shares of common stock in exchange for Debentures with a book value of $1.6 million and an aggregate principal amount at maturity of $3.8 million. As of May 11, 2001, the aggregate principal amount at maturity of the remaining Debentures was $265.9 million.

5.  Credit Facility

    The Company has a three-year Senior Credit Facility for its hard drive business, WDT, which provides up to $125 million in revolving credit (subject to a borrowing base calculation), matures on September 20, 2003 and is secured by WDT's accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

6.  Real Property Transactions

    On August 9, 1999, the Company sold approximately 34 acres of land in Irvine, California for $26 million (the approximate cost of the land). During the nine months ended March 31, 2000, the Company sold its enterprise drive manufacturing facility in Tuas, Singapore for $11.0 million (for a gain of $3.1 million) and its Rochester, Minnesota enterprise research and development facility for $29.7 million (for a loss of $1.9 million). The net gain of $1.2 million from the sale of the facilities was included in net restructuring charges.

    During December 2000, the Company relocated its corporate headquarters from Irvine, California to Lake Forest, California, signing a 10-year lease agreement for the Lake Forest facility. The lease for the Irvine facility expired in January 2001.

7.  Restructuring Activities

    During the nine months ended March 31, 2000, the Company initiated restructuring actions to improve operational efficiency and to shift its strategic focus and resources away from the enterprise storage market and into Internet-related data content management systems and management software. The restructuring actions included the reorganization of worldwide operational and management responsibilities, transfer of hard drive production from Singapore to the Company's manufacturing facility in Malaysia, removal of property and equipment from service, closure of the Company's Singapore operations and closure of its Rochester, Minnesota enterprise hard drive design center. These actions resulted in a net reduction of worldwide headcount of approximately 2,000, of which approximately 540 were management, professional and administrative personnel and the remainder was manufacturing employees. Restructuring charges recorded in connection with these actions totaled $85.8 million during the nine months ended March 31, 2000, and consisted of severance and outplacement costs of $28.7 million, the write-off of manufacturing equipment and information systems assets of $56.3 million (taken out of service and held for disposal), including a loss recognized on the sale of the Rochester facility of $1.9 million, and net lease cancellation and other costs of $11.0 million. Reducing these charges was the favorable settlement of lease commitments in Singapore of $5.3 million, favorable settlement of 1999 restructuring accruals of $1.8 million and a gain realized on the sale of the Tuas facility of $3.1 million.

    As of June 30, 2000, the Company had approximately $3.9 million of restructuring accruals remaining from its restructuring actions initiated during 2000. During the nine months ended March 30, 2001, the Company paid approximately $2.8 million for severance and lease settlements, leaving an accrual balance of approximately $1.1 million as of March 30, 2001.

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

9.  Investments in Marketable Securities

    As of June 30, 2000, the Company owned approximately 10.8 million shares of Komag common stock, which, when acquired on April 8, 1999, had a fair market value of $34.9 million. During the three months ended September 29, 2000, the Company sold 4.9 million shares of the stock for $15.0 million. The 5.9 million remaining Komag shares owned by the Company can be sold on or after the following dates: 1.6 million shares on October 8, 2000; 3.2 million shares on October 8, 2001; and 1.1 million shares on October 8, 2002. The
    1.6 million shares and the 3.2 million shares, available for sale on October 8, 2000 and October 8, 2001, respectively, have been classified as current assets and "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Investments in Certain Debt and Equity Securities" ("SFAS 115"). These shares were marked to market value using published closing prices of Komag stock as of March 30, 2001 and a related accumulated unrealized loss of $10.9 million was included in accumulated other comprehensive income (loss). The 1.1 million shares, available for sale on October 8, 2002, do not yet qualify as marketable securities under SFAS 115 and are accounted for at historical cost, which equals the fair value of the securities at the date the shares were acquired. The aggregate book value of the total 5.9 million Komag shares was $8.3 million as of March 30, 2001, of which $4.8 million relates to the March 30, 2001 market value of the 4.8 million shares accounted for as SFAS 115 marketable securities and the remaining $3.5 million relates to the fair value of the 1.1 million in securities accounted for currently at historical cost. In the event the decline in market value of all of the Komag shares is ultimately judged to be other than temporary, the Company would account for the decline in value as a realized loss in the Company's results of operations.

    As of March 30, 2001, the Company owned approximately 1.3 million shares of Vixel Corporation ("Vixel") common stock. The Company has also identified these shares as "available for sale" under the provisions of SFAS 115, and accordingly, the shares were marked to market value. At March 30, 2001 an unrealized gain of $1.4 million was included in accumulated other comprehensive income (loss). The aggregate book value of the shares was $1.4 million as of March 30, 2001, and the investment was classified as current.

10. Other Comprehensive Income (Loss)

    Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders' equity (deficiency) but are excluded from net income (loss). The Company's other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as "available for sale" under SFAS 115. The components of total comprehensive loss for the three and nine months ended March 31, 2000 and March 30, 2001 were as follows (in millions):

                                                             THREE-MONTH                 NINE-MONTH
                                                             PERIOD ENDED               PERIOD ENDED
                                                        ----------------------     -----------------------
                                                        MAR. 31,      MAR. 30,     MAR. 31,       MAR. 30,
                                                          2000          2001         2000           2001
                                                        --------      --------     --------       --------

Net loss ........................................        $(70.7)       $ (3.0)      $(192.2)       $(34.8)
Other comprehensive income (loss):
     Unrealized gain (loss) on available for sale
      investments, net ..........................           1.8            .6          27.4         (10.8)
                                                         ------        ------       -------        ------
Total comprehensive loss ........................        $(68.9)       $ (2.4)      $(164.8)       $(45.6)
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

    The Company formed new business ventures in 1999, 2000 and 2001, which do not meet the separate disclosure requirements under SFAS 131. The Company's new business ventures include Connex, Inc. ("Connex"), SageTree, Inc. ("SageTree") Keen Personal Media, Inc. ("Keen PM") and SANavigator, Inc. ("SANavigator"). Connex, formed in 1999, designs network attached storage products that enable IT managers to quickly expand network storage. SageTree, formed in 2000, is a software company that designs and markets packaged analytical applications and related services for supply chain and product lifecycle intelligence. Keen PM, formed in 2000, provides interactive personal video recorder and set-top box software, services and hardware for broadband television content management and commerce. SANavigator, a company formed from Connex in February 2001, develops and markets software that simplifies the central management of storage area networks. In accordance with SFAS 131, the Company has combined the results of its new ventures in an "all other" category in order to report the WDT segment results separately which is consistent with the segment information used by the chief operating decision maker in 2001 to assess performance and evaluate how to allocate resources. General and corporate expenses of the Company are included in the WDT segment.

    Segment information (in thousands):

                                                    THREE-MONTH PERIOD                       NINE-MONTH PERIOD
                                                    ENDED MAR. 30, 2001                      ENDED MAR. 30, 2001
                                             ----------------------------------     ----------------------------------------
                                               WDT      ALL OTHER       TOTAL           WDT        ALL OTHER        TOTAL
                                             --------   ---------     ---------     -----------    ---------     -----------

Revenues ..............................      $533,198    $    171     $ 533,369     $ 1,503,574     $    737     $ 1,504,311
Operating income (loss) ...............        11,877     (15,347)       (3,470)         (4,964)     (51,264)        (56,228)
Income (loss) before extraordinary item        11,674     (15,092)       (3,418)         (6,790)     (50,179)        (56,969)
Total assets ..........................       528,103      17,038       545,141         528,103       17,038         545,141
Depreciation and amortization .........        11,835       1,070        12,905          36,558        3,134          39,692
Additions to property and equipment ...        12,718         389        13,107          38,537        1,465          40,002

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

     On October 23, 1998, Censtor Corporation ("Censtor") initiated an arbitration proceeding against the Company in California, alleging that it is owed royalties under a license agreement between Censtor and the Company. In response, the Company filed a complaint in federal court in California seeking a determination that the patents at issue are invalid. The parties have executed a settlement agreement, and all related actions have been dismissed.

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

     On June 9, 2000 a suit was brought against the Company in California State Superior Court on behalf of a class of former employees of the Company who were terminated as a result of a reduction in force in December 1999. The complaint asserts claims for unpaid wages, fraud, breach of fiduciary duty, breach of contract, and unfair business practices. The Company has removed the suit to United States District Court, Central District of California, on the ground that all of the claims are preempted by the Employee Retirement Income Security Act of 1974. The Company denies the material allegations of the complaint and intends to vigorously defend this action. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

     The 2000 reorganization of its hard drive business included the following major restructuring actions: the transfer of all desktop hard drive production to one highly efficient manufacturing facility in Malaysia; the closure of the Company's Singapore manufacturing facilities; and the discontinuance of the Company's enterprise drive product line. The hard drive reorganization also included significant changes in the worldwide management structure and sales organization. Restructuring charges recorded during the nine months ended March 31, 2000 for reorganization actions initiated during that period were $85.8 million.

     The Company's new business ventures include Connex, Inc. ("Connex"), SageTree, Inc. ("SageTree"), Keen Personal Media, Inc. ("Keen PM") and SANavigator, Inc. Connex designs network attached storage products that enable IT managers to quickly expand network storage. SageTree is a software company that designs and markets packaged analytical applications and related services for supply chain and product lifecycle intelligence. Keen PM provides interactive personal video recorder and set-top box software, services and hardware for broadband television content management and commerce. SANavigator Inc., a company recently formed from Connex, develops and markets software that simplifies the central management of storage area networks. These new businesses do not yet have significant revenue, but together with other ventures currently in process and new market applications for hard disk drives, they are ultimately expected to provide a diversified portfolio of products that will help to reduce the Company's dependence on the traditional desktop hard drive market.

RESULTS OF OPERATIONS

    The Company's consolidated operating loss of $3.5 million for the three months ended March 30, 2001, includes $11.9 million of operating income from the hard drive business and $15.4 million of operating losses from the new business ventures. This compares to the consolidated operating loss of $84.2 million for the corresponding period of the prior year, which includes $73.8 million of operating loss from the hard drive business and $10.4 million of operating losses from the new business ventures. The consolidated operating loss of $56.2 million for the nine months ended March 30, 2001, includes $5.0 million of operating losses from the hard drive business and $51.2 million of operating losses from the new business ventures. This compares to the consolidated operating loss of $364.2 million for the corresponding period of the prior year, which includes $340.6 million of operating losses from the hard drive business and $23.6 million of operating losses from the new business ventures.

    Consolidated revenues were $533.4 million for the three months ended March 30, 2001, an increase of 3%, or $16.8 million, from the three months ended March 31, 2000 and an increase of .5%, or $2.6 million, from the immediately preceding quarter. Revenues from new business ventures were not material for all periods presented. Revenues for the three months ended March 31, 2000 included $8.1 million from enterprise drives, which were discontinued during that quarter. Revenues for desktop drives only were $533.2 million for the three months ended March 30, 2001, an increase of $25.2 million from the corresponding period of the prior year and an increase of $2.6 million from the immediately preceding quarter. The increase in desktop drive revenues during the three months ended March 30, 2001 as compared to the corresponding period of the prior year and the immediately preceding quarter resulted from an increase in unit shipments, partially offset by a decrease in average selling prices (ASP's).

    Consolidated revenues were $1,504.3 million for the nine months ended March 30, 2001, an increase of 1%, or $20.6 million, from the nine months ended March 31, 2000. Revenues for the nine months ended March 31, 2000 included $132.4 million of revenue from enterprise drives. Revenues for desktop drives only were $1,503.6 million for the nine months ended March 30, 2001, an increase of $152.7 million from the corresponding period of the prior year. The increase in desktop drive revenues resulted from an increase in unit shipments as compared to the corresponding period of the prior year, which was adversely affected by the product recall (see below). The increase in unit shipments was partially offset by a decrease in ASP's.

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

    The gross profit for the three months ended March 30, 2001 totaled $65.3 million, or 12% of revenue. This compares to a gross profit of $11.6 million, or 2% of revenue, for the three months ended March 31, 2000, and $63.5 million, or 12% of revenue, for the immediately preceding quarter. The gross profit for the corresponding period of the prior year included special charges of $34.8 million directly relating to the exit from the enterprise hard drive market. Excluding the special charges, gross profit was $46.4 million, or 9% of revenue. The increase in the gross profit over the corresponding period of the prior year was primarily the result of lower manufacturing costs due to 2000 expense reduction efforts, partially offset by lower ASP's.

    The gross profit for the nine months ended March 30, 2001 totaled $154.5 million, or 10% of revenue. This compares to a gross loss of $33.5 million, or negative 2% of revenue, for the nine months ended March 31, 2000. The gross profit for the corresponding period of the prior year included special charges of $37.7 million directly relating to the product recall that occurred during the three months ended October 2, 1999 and special charges of $34.8 million directly relating to the exit from the enterprise hard drive market. Excluding the special charges, gross profit for the nine months ended March 31, 2000 was $39.0 million, or 3% of revenue. The increase in gross profit over the nine months ended March 31, 2000 (excluding special charges) was primarily the result of lower manufacturing costs due to 2000 expense reduction efforts and higher volume.

    Research and development ("R&D") expense for the three months ended March 30, 2001 was $35.6 million, an increase of $1.8 million from the three months ended March 31, 2000 and a decrease of $1.8 million from the immediately preceding quarter. The increase in R&D expense over the corresponding three-month period of the prior year was due to increased spending on new venture development, partially offset by the Company's exit from the enterprise hard drive market and expense reduction efforts in its desktop hard drive operations. The decrease in R&D expense over the immediately preceding quarter was primarily due to nonrecurring expenses incurred during the three months ended December 29, 2000 in connection with the relocation of the Company's corporate headquarters and to a slight decrease in spending on new venture development. R&D expense for the nine months ended March 30,

2001 was $107.9 million, a decrease of $20.1 million from the nine months ended March 31, 2000. The decrease was primarily due to the Company's exit from the enterprise hard drive market and expense reduction efforts in its desktop hard drive operations, partially offset by increased spending at the Company's developing new business ventures.

    Selling, general and administrative ("SG&A") expense for the three months ended March 30, 2001 was $33.2 million, a decrease of $0.8 million from the three months ended March 31, 2000 and a decrease of $2.6 million from the immediately preceding quarter. SG&A expense for the nine months ended March 30, 2001 was $102.9 million, a decrease of $14.0 million from the nine months ended March 31, 2000. The decrease in SG&A expense from the corresponding three and nine-month periods of the prior year was primarily due to the Company's exit from the enterprise hard drive market and expense reduction efforts in its desktop hard drive operations. The decrease was partially offset by increased spending at the Company's new business ventures. The decrease in SG&A expense from the immediately preceding quarter was primarily due to nonrecurring expenses incurred during the three months ended December 29, 2000 in connection with the relocation of the Company's corporate headquarters and to a decrease in spending on new venture development.

    Net interest and other income for the three months ended March 30, 2001 was $0.1 million, compared to $13.5 million for the three months ended March 31, 2000 and $0.8 million for the immediately preceding quarter. The decrease in net interest and other income for the three months ended March 29, 2001 from the corresponding period of the prior year was primarily due to a $14.7 million investment gain during the three months ended March 31, 2000. This decrease in net interest and other income was partially offset by lower accrued interest expense on the Company's 5.25% zero coupon convertible subordinated debentures (the "Debentures") due to the Debenture redemptions that occurred during 2000 and 2001. Net interest expense for the nine months ended March 30, 2001 was $0.7 million, compared to net interest and other income of $5.1 million for the nine months ended March 31, 2000. The decrease to net interest expense during the nine months ended March 30, 2001 from net interest and other income during the corresponding nine-month period of the prior year was primarily due to the $14.7 million investment gain during 2000. This decrease in net interest and other income was partially offset by lower accrued interest expense due to the Debenture redemptions that occurred.

    During the nine months ended March 30, 2001, the Company issued 15.7 million shares of common stock in exchange for $291.9 million in face value of the Debentures (with a book value of $118.7 million). During the corresponding period of the prior year, the Company issued 26.7 million shares of common stock in exchange for $735.6 million in face value of the Debentures (with a book value of $284.1 million). These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. As a result of the redemptions, the Company recognized extraordinary gains $22.2 million and $166.9 million for the nine months ended March 30, 2001 and March 31, 2000, respectively.

    The Company did not record an income tax benefit in any periods presented as no additional loss carrybacks were available and management deemed it "more likely than not" that the deferred tax benefits generated would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

     At March 30, 2001, the Company had cash and cash equivalents of $160.9 million as compared to $184.0 million at June 30, 2000. Net cash used for operations was $82.2 million during the nine months ended March 30, 2001, as compared to $120.8 million during the nine months ended March 31, 2000. The improvement in cash used in operations reflects a significant improvement in the Company's operating results, net of non-cash items, offset by a higher level of cash used to fund net operating asset growth. The improvement in operating results, net of non-cash items, of $228.7 million was due to significantly better performance by the Company's hard drive business, as a result of higher sales volume and improved cost management, the discontinuance in January 2000 of the Company's enterprise class hard drive product line and the inclusion in the prior year period of significant charges relating to the product recall. The improved operating results of the hard drive business were offset somewhat by increased spending on new business ventures. Cash used to fund net operating asset growth increased by $190.2 million due primarily to the impact in the prior year of the product recall on net operating assets. Specifically, the product recall caused a sharp contraction in the Company's cash conversion cycle which represents the sum of the number of days sales outstanding ("DSO") and days inventory outstanding ("DIO") less days payable outstanding ("DPO"). As the following chart indicates, the Company's cash conversion cycle was reduced by twelve days during the nine months ended March 31, 2000, and increased by three days during the nine months ended March 30, 2001:

                                             JUL. 3,   MAR. 31,  JUN. 30,  MAR. 30,
                                               1999      2000      2000      2001
                                             -------   --------  --------  --------

          Cash Conversion Cycle:
               Days Sales Outstanding           38        31        28        26
               Days Inventory Outstanding       19        18        18        13
               Days Payables Outstanding       (48)      (52)      (56)      (46)
                                               ---       ---       ---       ---
                                                 9        (3)      (10)       (7)
                                               ===       ===       ===       ===

    The decrease in the cash conversion cycle from July 3, 1999 to March 31, 2000 was due primarily to a reduction in DSO's, due in large part to a sustained improvement in the linearity of shipments, and to an increase in DPO's. The increase in the cash conversion cycle from June 30, 2000 to March 30, 2001 is due primarily to a reduction in DPO's offset partially by a decrease in DSO's and DIO's, due to improved sales and production linearity. The Company expects to maintain its cash conversion cycle between six and eight days negative.

    Other uses of cash during the nine months ended March 30, 2001 included net capital expenditures of $40.0 million, primarily to upgrade the Company's desktop hard drive production capabilities and for normal replacement of existing assets. Other sources of cash during the period included proceeds of $15.0 million received upon the sale of marketable equity securities, $72.7 million received upon issuance of 14.5 million shares of the Company's stock under the Company's equity facility, $6.4 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases, and $5.0 million received from a third-party loan to one of the Company's new business ventures.

    During the nine months ended March 31, 2000, other uses of cash included net capital expenditures of $17.1 million, repayment of bank debt of $50.0 million, and the purchase of investments of $2.2 million. Other sources of cash during that period included $66.8 million from sales of real property, $93.8 million received upon issuance of 20.5 million shares of the Company's stock under the Company's equity facility, and $5.5 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

    During the nine months ended March 30, 2001, the Company issued 15.7 million shares of common stock to redeem a portion of its convertible debentures with a book value of $118.7 million and an aggregate principal amount at maturity of $291.9 million. During the nine months ended March 31, 2000, the Company issued
26.7 million shares of common stock to redeem a portion of its convertible debentures with a book value of $284.1 million, and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. The redemptions resulted in extraordinary gains of $22.2 million and $166.9 million during the nine months ended March 30, 2001 and March 31, 2000, respectively. As of March 30, 2001, the book value of the remaining outstanding Debentures was $112.6 million and the aggregate principal amount at maturity was $269.7 million. Between March 31 and May 11, 2001, the Company issued 0.3 million shares of common stock in exchange for Debentures with a book value of $1.6 million and an aggregate principal amount at maturity of $3.8 million. As of May 11, 2001, the aggregate principal amount at maturity of the remaining Debentures was $265.9 million.

    The Company has a three-year Senior Credit Facility for its hard drive business, Western Digital Technologies ("WDT"), which provides up to $125 million in revolving credit (subject to a borrowing base calculation), matures on September 20, 2003 and is secured by WDT's accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

    Under an existing shelf registration (the "equity facility"), the Company may issue shares of common stock to institutional investors for cash. Shares sold under the equity facility are at the market price of the Company's common stock less a discount ranging from 2.75% to 4.25%. During the nine months ended March 30, 2001, the Company issued 14.5 million shares of common stock under the equity facility for net cash proceeds of $72.7 million. During the corresponding period of the prior year, the Company issued 20.5 million shares of common stock for net cash proceeds of $93.8 million. As of March 30, 2001, the Company had $200.0 million remaining under the equity facility.

     The Company expects to continue to incur operating losses in 2001. However, at March 30, 2001, the Company had a cash and cash equivalent balance of $160.9 million, working capital of $33.4 million and shareholders' equity of $18.1 million. The Company has achieved significant reductions in manufacturing labor and overhead and operating expenses resulting from the sale in late 1999 of the Company's media operations, the closure in 2000 of the Company's two Singapore based manufacturing facilities and its enterprise design center, and the reduction in worldwide headcount. In addition, the Company had the following additional sources of liquidity available:

     o As of May 7, 2001, $200.0 million remaining available under the equity facility;

     o As of May 7, 2001, a Senior Credit Facility providing up to $125 million in revolving credit (subject to a borrowing base calculation); and

     o As of May 7, 2001 other equity investments that may be disposed of during the next twelve months, including 4.8 million shares of Komag common stock (of which 3.2 million shares have sale restrictions until October 8, 2001) and 1.3 million shares of Vixel common stock. The combined market value of the 4.8 million Komag shares that can be sold in the next twelve months and the 1.3 million shares of Vixel common stock is approximately $7.9 million as of May 7, 2001.

     Based on the above factors, the Company believes its current cash and cash equivalent balances, its existing equity and credit facilities, and other liquidity sources currently available to it, will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility or the equity facility will continue to be available to the Company. Also, the Company's ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the headings "Risk factors relating to Western Digital particularly" and "Risk factors related to the hard drive industry in which we operate".

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" ("SFAS 137"), which deferred the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The adoption of these statements during the nine months ended March 30, 2001 did not result in a material impact on the Company's consolidated financial position, results of operations or liquidity, and the Company did not have a significant adjustment as a result of the transition to these statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements". This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to follow the guidance in SAB101 no later than its fourth quarter of 2001, with restatement of earlier quarters in 2001 required, if necessary. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by SAB101. The Company is currently assessing the impact SAB101 will have on its consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 during the nine months ended March 30, 2001 did not result in a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

     Over the past few years hard drive areal density (the gigabytes of storage per disk) has increased at a much more rapid pace than previously. While we expect this trend to continue, the technical challenges of maintaining this pace are becoming more formidable, and the risk of not achieving the targets for each new generation of drives increases, which could adversely impact product manufacturing yields and schedules, among other impacts. Higher areal densities mean that fewer heads and disks are required to achieve a given drive capacity. This has significantly shortened product life cycles, since each generation of drives is more cost effective than the previous one. Shorter product cycles make it more difficult to recover the cost of product development.

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

     Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity, which typically lead to intense price competition. Recently several competitor manufacturers and industry analysts have forecasted softening PC demand in the U.S. If intense price competition occurs as a result of slackening demand, we may be forced to lower prices sooner and more than expected and transition to new products sooner than expected.

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

     We have entered the storage subsystem market through our Connex subsidiary. In this market we are facing the challenges of building volume and market share in a market which is new to us but which has several established and well-funded competitors. There is already significant competition for skilled engineers, both in the hardware and software areas, in this market. Our success will depend on Connex's ability to develop, introduce and achieve market acceptance of new products, applications and product enhancements, and to attract and retain skilled engineers. Additionally, our competitors in this market have established intellectual property portfolios. Our success will also depend on our ability to license existing intellectual property or create new innovations. Moreover, our competitors' established intellectual property portfolios increase our risk of intellectual property litigation.

     We have recently entered the market for storage resource management software through our SANavigator subsidiary, which was formed from within Connex. The success of SANavigator will depend on its ability to develop, introduce and achieve market acceptance of new products, applications and product versions, and to attract and retain skilled software engineers. SANavigator faces several competitors, and the market for its products is still evolving.

     We are also developing storage devices and content management software for the emerging broadband television market through our Keen PM subsidiary. We will be facing the challenge of developing products for a market that is still evolving and subject to rapid changes and shifting consumer preferences. There are several competitors which have also entered this emerging market, and there is no assurance that the market for digital storage devices for television and other audio-visual content will materialize or support all of these competitors.

     We have entered the data warehouse software and services market through our SageTree subsidiary and are considering other initiatives related to data and content management, storage and communication. In any of these initiatives we will be facing the challenge of developing products and services for markets that are still evolving and which have many current and potential competitors. If we are not successful in these new initiatives it will likely harm our operating results.

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

     Due to our recent financial performance and the risks described in this Report, in the future we may be unable to maintain adequate financial resources for capital expenditures, working capital and research and development. We have a credit facility for our WDT subsidiary, which matures on September 20, 2003. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot ensure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.

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

     As of March 30, 2001, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

                                                                     MARCH 30, 2001
                                                   --------------------------------------------------
                                                                       WEIGHTED
                                                   CONTRACT             AVERAGE           UNREALIZED
                                                    AMOUNT           CONTRACT RATE        GAIN (LOSS)
                                                   --------          -------------        -----------
                                                           (U.S. DOLLAR EQUIVALENT AMOUNTS)

     FOREIGN CURRENCY FORWARD CONTRACTS:
       British Pound Sterling.................       2.8                 1.42                --

     During the three and nine months ended March 31, 2000 and March 30, 2001, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company's consolidated financial statements.

DISCLOSURE ABOUT OTHER MARKET RISKS

Fixed Interest Rate Risk

     At March 30, 2001, the market value of the Company's 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $80.9 million, compared to the related book value of $112.6 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company's option.

     The Company has various notes receivable from other companies. All of the notes carry a fixed rate of interest. Therefore, a significant change in interest rates would not cause these notes to impact the Company's consolidated financial statements.

Variable Interest Rate Risk

     At the option of WDT, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only debt which does not have a fixed-rate of interest.

     The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the Senior Credit Facility.

Fair Value Risk

     The Company owned approximately 5.9 million shares of Komag, Inc. common stock at March 30, 2001. The stock is restricted as to the percentage of total shares which can be sold in a given time period. The unrestricted portion of the total Komag shares acquired represents the shares which can be sold within one year. The Company determines, on a quarterly basis, the fair market value of the unrestricted Komag shares and records an unrealized gain or loss resulting from the difference in the fair market value of the unrestricted shares as of the previous quarter end and the fair market value of the unrestricted shares on the measurement date. As of March 30, 2001, a $10.9 million total accumulated unrealized loss had been recorded in accumulated other comprehensive income
(loss). The restricted portion of the Komag shares is accounted for at historical cost. If the Company sells all or a portion of this stock or if the decline in value is judged to be other than temporary, any unrealized gain or loss would be realized in the Company's results of operations. As of March 30, 2001, the quoted market value of the Company's Komag common stock holdings, without regard to discounts due to sales restrictions, was $5.9 million and the aggregate book value was $8.3 million. As a result of market conditions, as of May 7, 2001, the market value of the shares had decreased to $4.4 million. Due to market fluctuations, a decline in the stock's fair market value could occur.

     The Company owns approximately 1.3 million shares of Vixel common stock. As of March 30, 2001, the market value of the Vixel shares was $1.4 million. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of March 30, 2001, a $1.4 million total accumulated unrealized gain had been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company's results of operations. As a result of market conditions, as of May 7, 2001, the market value of the shares had increased to $4.3 million. Due to market fluctuations, a decline in the stock's fair market value could occur.

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

     On October 23, 1998, Censtor Corporation ("Censtor") initiated an arbitration proceeding against the Company in California, alleging that it is owed royalties under a license agreement between Censtor and the Company. In response, the Company filed a complaint in federal court in California seeking a determination that the patents at issue are invalid. The parties have executed a settlement agreement, and all related actions have been dismissed.

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

     On June 9, 2000 a suit was brought against the Company in California State Superior Court on behalf of a class of former employees of the Company who were terminated as a result of a reduction in force in December 1999. The complaint asserts claims for unpaid wages, fraud, breach of fiduciary duty, breach of contract, and unfair business practices. The Company has removed the suit to United States District Court, Central District of California, on the ground that all of the claims are preempted by the Employee Retirement Income Security Act of 1974. The Company denies the material allegations of the complaint and intends to vigorously defend this action. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 30, 2001, the Company engaged in transactions pursuant to which it exchanged an aggregate principal amount at maturity of $5.0 million of the Company's Zero Coupon Convertible Subordinated Debentures due 2018, for an aggregate of 340,000 shares of the Company's common stock. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof, as exchanges of securities by the Company with its existing security holders. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. These exchanges were consummated in private, individually negotiated transactions with institutional investors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     10.12  Western Digital Corporation Change of Control Severance Plan

----------

(b)  REPORTS ON FORM 8-K:

     On January 26, 2001, the Company filed a current report on Form 8-K to file its press release dated January 25, 2001, announcing its second quarter results.

     On February 5, 2001, the Company filed a current report on Form 8-K to file an investor presentation of the Company dated January 31, 2001 - February 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WESTERN DIGITAL CORPORATION
                                               Registrant

                                               /s/ Teresa A. Hopp
                                               ---------------------------------
                                                   Teresa A. Hopp
                                                   Senior Vice President
                                                   and Chief Financial Officer

Date:    May 12, 2001

                                 EXHIBIT INDEX


Exhibit
Number                             Description
-------                            -----------

 10.12     Western Digital Corporation Change of Control Severance Plan