Form 10-K
period 2001-06-29
WESTERN DIGITAL CORP
filed 2001-09-27
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 1-8703

WESTERN DIGITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0956711
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

20511 Lake Forest Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 672-7000

Registrant’s Web Site: http://www.westerndigital.com
Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	on which registered:

Common Stock, $.01 Par Value	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      As of August 24, 2001, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $673.2 million.

      As of August 24, 2001, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 186,901,132.

Documents Incorporated by Reference

      Information required by Part III is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 fiscal year.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.Financial Statements and Supplementary Data
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10.1.5
EXHIBIT 10.3.1
EXHIBIT 10.10.2
Exhibit 10.21
EXHIBIT 10.21.1
EXHIBIT 10.32.6
EXHIBIT 10.33
EXHIBIT 10.33.1
EXHIBIT 10.34.1
EXHIBIT 10.45.1
EXHIBIT 10.47.1
EXHIBIT 10.47.2
EXHIBIT 10.47.3
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 21
EXHIBIT 23

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 29, 2001

      The Company has a 52 or 53-week fiscal year. In order to align its manufacturing and financial calendars, effective during the three months ended December 31, 1999, the Company changed its fiscal calendar so that each fiscal month ends on the Friday nearest to the last day of the calendar month. Prior to this change, the Company’s fiscal month ended on the Saturday nearest to the last day of the calendar month. The change did not have a material impact on the Company’s results of operations or financial position. The 1999, 2000 and 2001 fiscal years ended on July 3, June 30, and June 29, respectively, and consisted of 53 weeks for fiscal year 1999 and 52 weeks for fiscal years 2000 and 2001.

      Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters.

      On April 6, 2001, the Company established a holding company organizational structure, under which Western Digital Corporation operates as the parent company of its hard drive business, Western Digital Technologies, Inc. (“WDT”), and other subsidiaries. Unless the context otherwise requires, the terms the “Company” and “Western Digital” refer to Western Digital Corporation and its predecessors and subsidiaries.

      The Company’s principal executive offices are located at 20511 Lake Forest Drive, Lake Forest, California 92630. The Company’s telephone number is (949) 672-7000 and its web site is http://www.westerndigital.com. The information on the web site is not incorporated in this report.

PART I

Item 1.   Business

General

      Western Digital Corporation (the “Company” or “Western Digital”) operates as the parent company of Western Digital Technologies, Inc. (“WDT”) and other subsidiaries. WDT designs, develops, manufactures and markets hard drives, the Company’s core business, featuring leading-edge technology. A hard drive is a storage device found in most computers that stores data on one or more rotating magnetic disks that provide fast access to data that must be readily available to users of computers or other devices. The Company’s hard drives are used in desktop PC’s, entry level servers, network attached storage devices, video game consoles, digital video recording devices, digital cable set-top boxes, satellite television boxes and audio/visual juke boxes. The Company’s hard drive products currently include 1.0-inch high, 3.5-inch form factor drives with capacities ranging from 8 gigabytes (“GB”) to 100 GB, rotation speeds of 5400 and 7200 revolutions per minute (“rpm”) and the Enhanced Integrated Drive Electronics (“EIDE”) interface. The Company sells its products worldwide to computer manufacturers for inclusion in their computer systems or subsystems and to distributors, resellers and retailers. The Company’s hard drive products are currently manufactured in Malaysia. In January 2000, the Company announced its decision to cease production of Small Computer System Interface (“SCSI”) hard drives and closed its Rochester, Minnesota hard drive design center.

      The Company continuously evaluates opportunities to apply its data storage core competencies to emerging markets and to expand beyond the traditional market for hard drives through new business ventures and market areas which meet certain predefined criteria. In February 1999, the Company acquired Connex, Inc. (“Connex”), a San Jose-based startup company that designed network attached storage products. During 2001 the Company formed SANavigator, Inc. (“SANavigator”) to develop and market storage area network (“SAN”) management. Subsequent to June 29, 2001, the Company sold substantially all of the assets of Connex and SANavigator and, accordingly, discontinued these operations.

      In February 2000, the Company formed SageTree, Inc. (“SageTree”) to design and market packaged analytical software and related services for supply chain and product life cycle applications. In June 2000, SageTree received a direct investment from NCR Corporation in exchange for a minority interest in SageTree. For further discussion of SageTree, see under the heading “Products — Products Developed by SageTree” and Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      In February 2000, the Company also formed Cameo Technologies, Inc. (“Cameo”) to develop and market technologies and services for delivering high-quality digital video content to PC users. Cameo entered into an agreement with Universal Pictures in June 2001 to deliver Universal’s promotional materials to connected PC users. For further discussion of Cameo, see under the heading “Products — Products Developed by Cameo Technologies” and Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      In October 2000, the Company formed Keen Personal Media, Inc. (“Keen PM”) to develop and market interactive personal video recorder and set-top box software, services and hardware for broadband television content management and commerce. Keen PM entered into a joint development agreement during October 2000 to develop and license its digital video recorder storage management subsystem software to Scientific-Atlanta. For further discussion of Keen PM, see under the heading “Products — Products Developed by Keen PM” and Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      The Company monitors the development of new markets related to data or content storage and storage management, and communication of digital content and network intelligence, and may from time to time offer new products or services to address appropriate new markets. Conversely, depending on the development of such markets and the Company’s ability to achieve its goals, the Company may, from time to time withdraw from certain markets.

Industry

      Desktop PC Market. According to International Data Corporation (“IDC”), the desktop computer segment is the largest segment of the worldwide personal computer market, accounting for approximately 79% of global personal computer shipments in calendar 2000. As a result, desktop computers were the leading source of demand for hard drives, accounting for more than 74% of all hard drive units shipped worldwide in calendar 2000, according to IDC. Over 90% of Western Digital’s hard drive unit shipments in 2001 were sold to this market. Desktop personal computers for entry level to experienced users are used in both commercial and consumer environments. The demand for hard drive capacity continues to grow in part due to:

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

      Future demand growth for desktop computer hard drives also may be driven by new and emerging hard drive markets. In September 2001, IDC forecasted that the worldwide desktop PC hard drive market would grow from approximately 139 million units in calendar 2001 to 193 million units in calendar 2005, reflecting a compound annual growth rate of approximately 8.5%. Revenue growth is expected to be lower due to the impact of severe price competition. However, in August 2001, IDC forecasted that the non-desktop PC hard drive market would grow from approximately 1.1 million units in calendar 2000 to 37.2 million units in calendar 2004, reflecting a compound annual growth rate of approximately 120%. See Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

      Desktop PCs are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are used on desktop PCs primarily for word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and other related applications. Desktop PCs typically utilize the EIDE interface for hard drives. The Company believes the minimum storage requirement in the past year for entry-level PCs was generally 10 GB to 20 GB of formatted capacity.

      The industry continues to supply increased capacity per unit as users’ system needs increase and technological and manufacturing advances continue to make higher capacity drives more affordable. In the mainstream desktop PC market, the Company believes that the rate of increase in storage capacity per unit has recently outpaced the rate of increase in demand for such capacity. This will result in the Company changing its product mix, with an increasing percentage of lower capacity hard drives manufactured with fewer heads and disks per unit. The Company believes that even though unit demand will increase, this changing product mix will reduce the average selling price per hard drive unit in the desktop PC market. In contrast, the emerging use of hard drives to record and play back audio and video content in the audio-visual market is expected to create demand for storage capacity that will exceed the growth in demand for increased capacity in the desktop PC market. Overall, industry sources believe that the current rate of increase in storage capacity per unit shipped will continue for the foreseeable future. Accordingly, the Company believes that time-to-market, time-to-volume and time-to-quality leadership with higher capacity drives at attractive price levels will continue to be critical to its future success in serving this market.

      Users of desktop PCs, especially entry-level desktop PCs, have become increasingly price sensitive. In 1999 the market for desktop PC’s priced below $1,000 grew significantly, and in 2000 the market for desktop PC’s priced below $800 was the fastest growing segment of the market. Data for 2001 indicates that during the latter part of 2001, the growth in sales of entry-level PCs had abated. These systems typically do not contain high performance hard drives, but the growth of these segments in 1999 and 2000 has placed downward price pressure on higher cost systems as well, thereby contributing to the increasing price pressures on desktop hard drives. See Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

      Emerging Audio-visual Markets. Audio-visual content stored for entertainment has historically been stored on removable media, such as compact disks (“CDs”), digital video disks (“DVDs”), and videotape. These media have also been used to transport and deliver content. The emergence of broadband communications as a means of delivering digital content makes it unnecessary to use the removable media itself for delivery. This allows hard drives to become the storage media for this digital, audio-visual content as it is delivered through broadband communications. This has led to the use of hard drives in products for consumer broadband communications networks, such as cable and satellite networks. Audio-visual applications such as digital video recording devices represent a developing market opportunity for the Company’s hard drive technologies. Hard drive technology makes it possible to simultaneously record and play back content; to pause and skip forward and backward during live broadcasts; and to rapidly access large amounts of audio-visual content.

      Because the market for audio-visual products has not yet developed, it is too early to project the likely size and growth of such market. For further discussion of this product development effort, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Products

      The Company’s WD Caviar® and WD ProtegeTM hard drive products are designed to serve the advanced and value portions, respectively, of the desktop PC market, entry level server markets and game console markets, and its WD PerformerTM hard drive products are designed to serve the emerging audio-visual portion of the hard drive market.

      Desktop PC and Entry-Level Server Hard Drive Products. The WD Caviar and WD Protege families currently consists of 1.0” high, 3.5-inch form factor products with capacities ranging from 8 GB to 100 GB and rotation speeds of 5400 and 7200 rpm. In 1998 the Company introduced the Data LifeguardTM feature, an exclusive data reliability feature which is now implemented in all of the Company’s hard drives. Data Lifeguard protects end-user data by automatically detecting, isolating, and repairing possible problem areas on the hard drive before data loss can occur. These products utilize the EIDE interface, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in substantially all of the Company’s hard drives is ATA/100, which signifies an internal data transfer rate of 100 megabytes per second, almost twice as fast as the previous generation of EIDE interface. The Company also sells a line of hard drives and related adapters which are designed to accommodate an interface known as “1394/ Firewire/ i.Link”, for use primarily in connecting digital consumer electronic devices, such as digital video camcorders.

      The Western Digital product line generally leverages a common architecture or “platform” for various products with different capacities to serve the differing market needs. This platform strategy results in commonality of components across different products, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. This platform strategy also enables computer manufacturer customers to leverage their qualification efforts onto successive product models. The Company expects to continue to utilize this platform strategy as it develops products for the emerging market for hard drives specifically designed for audio-visual applications, such as new digital video recording devices.

      Audio-visual Hard Drive Products. The Company offers customized design capabilities and unique hard drive technologies for consumer applications; however, where practical, the Company intends to leverage its existing product line architectures for the various products for the audio-visual market. The Company is currently offering the WD PerformerTM hard drive product line designed for use in consumer audio-video applications. It is also developing hard drives and products incorporating hard drive technology for consumer electronics products including digital cable set-top boxes, satellite television boxes, audio-visual jukeboxes and video game consoles.

      Products Developed by Keen PM. Keen PM is a broadband products and services company, developing and marketing interactive personal video recorder technologies for television and Internet content management and television-based commerce. Keen PM offers TV4meTM, a next-generation Personal Video Recorder (“PVR”) technology that is designed specifically for cable television system operators.

      Products Developed by Cameo Technologies. Cameo is a new software and services company that provides personalized digital video entertainment for consumers. Cameo offers CameoCASTTM, a consumer network that delivers and manages video entertainment and promotional content locally on consumers’ personal computers.

      Products Developed by SageTree. SageTree offers analytical software and services for enterprise-wide supply chain intelligence, product lifecycle intelligence and decision support in the manufacturing industry. The SageTree software is a Web-based suite of packaged analytic applications designed for the manufacturing industry. The applications collect and synthesize dissimilar data across an enterprise and transform the data into customized, accurate reports that assist management in solving business and operational issues. This allows rapid analysis and management of a manufacturer’s products and components at all stages of the product lifecycle, including products in manufacturing and in the field. The applications use advanced analytics and data warehousing technology to create “supply chain intelligence”. The objectives of supply chain intelligence include improved manufacturing yield, product quality and reliability, and customer satisfaction.

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

      Head technology is one of the variables affecting areal density. The desktop hard drive industry has completed a transition to magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. Magnetoresistive heads have discrete read and write structures which provide more signal than the older thin-film inductive heads. This allows significantly higher areal densities, which increases storage capacity per disk and improves manufacturing margin and product reliability. The Company completed the transition to magnetoresistive head technology in 1999, and in 2000, completed the transition to the next generation of head technology, known as giant magnetoresistive, and currently all of the Company’s hard drive product offerings employ giant magnetoresistive head technology.

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

      Manufacturers. Sales to manufacturers accounted for 70%, 65% and 59% of consolidated revenues in 1999, 2000 and 2001, respectively. The Company’s major computer manufacturer customers include Apple Computer, Compaq Computer, Dell Computer, Fujitsu, Gateway, Hewlett-Packard, IBM, Intel, Micron Electronics and NEC. During both 1999 and 2000 sales to Compaq accounted for 21% of revenues. During 2001 sales to Compaq and to Dell accounted for 12% and 17% of revenues, respectively. The Company believes that its success depends on its ability to maintain and improve its strong relationships with the leading computer manufacturers. Western Digital, Quantum, Maxtor and Seagate have historically had the highest market share with these manufacturers. During 2001, Maxtor acquired the hard drive business of Quantum. However, the remaining number of qualified suppliers to the leading manufacturers, combined with the continued growth of the sub-$1,000 PC market and a recent economic slowdown, has placed continuous downward pressure on hard drive prices. This pressure, in turn, has reduced average gross margins for hard drive suppliers.

      The leading PC computer manufacturers have been gaining market share, which has increased their purchasing leverage over component suppliers. In calendar year 2000, the top ten desktop personal computer manufacturers accounted for more than 58% of all shipments and a significant amount of the growth in the desktop PC market. As a result, maintaining customer satisfaction with these leading computer manufacturers has become even more critical.

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

      The business models of computer manufacturers have been changing, and these changes have impacted, and will continue to impact, Western Digital’s sales, inventory and distribution patterns. Most of the computer industry has used a forecast-driven, long-production-run logistics model. This model limits the computer manufacturers’ flexibility to react to rapid technology changes and component pricing fluctuations. Some of the Company’s customers have implemented a supply chain logistics model that combines “build-to-order” (computer manufacturer does not build until there is an order backlog) and “contract manufacturing” (computer manufacturer contracts assembly work to a contract manufacturer who purchases components and assembles the computer based on the computer manufacturer’s instructions.) The Company has adapted its logistics model to effectively align with these industry shifts. These changes require greater skill in managing finished goods inventory and more flexibility in manufacturing, both of which in turn require even closer relationships between the Company and its computer manufacturer and contract manufacturer customers. To help meet these challenges, the Company is expanding its use of Internet technology and web-based supply chain planning tools.

      For an additional discussion of the changes in customer models, refer to Part II, Item 7, under the headings “Risk factors related to the hard drive industry in which we operate,” and “Risk factors related to Western Digital particularly.”

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

      Distributors. The Company uses a select group of distributors to sell its products to small computer manufacturers, value-added resellers, resellers and systems integrators. The Company’s major distributor customers include ASI, Decision Support Systems, ELD, Ingram Micro, Merisel, Servex, Synnex and Tech Data. Distributors and retailers combined accounted for approximately 30%, 35% and 41% of disk drive revenue for 1999, 2000 and 2001, respectively. Distributors generally enter into non-exclusive agreements with the Company for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. The Company grants certain of its distributors price protection and limited rights to return product on a rotation basis.

      Retailers. The Company sells its retail-packaged products directly to a select group of major retailers such as computer superstores, warehouse clubs and computer electronics stores and authorizes sales through distributors to smaller retailers. Major retailers to whom the Company sells directly include Best Buy, Circuit City, CompUSA, Office Depot, Vobis and Fry’s Electronics. Retailers accounted for approximately 6%, 5% and 6% of revenue for 1999, 2000 and 2001, respectively. The Company’s current retail customer base is primarily in the United States, Canada and Europe. The retail channel complements the Company’s other sales channels while helping to build brand awareness for the Company and its products. Retailers supply the aftermarket “upgrade” sector in which end-users purchase and install products to upgrade their computers. The Company grants certain of its retailers price protection and limited rights to return product on a rotation basis. The Company also sells its retail-packaged products through the Internet, at its website, http://www.westerndigital.com.

      The Company maintains sales offices throughout North America, Eastern and Western Europe, the Middle East, Japan and Southeast Asia. Field application engineering is provided to strategic computer manufacturer accounts, and end-user technical support services are provided within the United States and Europe. The Company’s end-user technical support is supplied by both employees and qualified third-party support organizations through telephone support during business hours and via the Company’s website.

      The Company’s international sales, which include sales to foreign subsidiaries of U.S. companies, represented 45%, 53% and 41% of revenues for fiscal years 1999, 2000 and 2001, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      For information concerning revenue recognition, sales by geographic region and significant customer information, see Notes 1 and 9, respectively, of Notes to Consolidated Financial Statements.

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

Competition

      In the desktop hard drive market, the Company has competed primarily with Fujitsu, IBM, Maxtor, Quantum, Samsung and Seagate. During the last year, Maxtor acquired the hard drive business of Quantum and, recently, Fujitsu announced that it would exit the desktop hard drive market, decreasing the number of major competitors.

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

      The Company completed its transition to magnetoresistive technology in 1999 and completed its transition to giant magnetoresistive technology in 2000. During the first quarter of 2000, the Company lost market share as a result of a product recall; however, the Company recovered some of its market share as it regained a leadership position in quality and time-to-market during the remainder of 2000 and continued to regain market share during 2001.

      The desktop hard drive market is characterized by many competitors and short product life cycles; therefore, it has traditionally been subject to periods of sustained and severe price competition, and factors such as time-to-market can have a pronounced effect on the success of any particular product.

      Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than the Company’s hard drive products. High-speed semiconductor memory could compete with the Company’s hard drive products in the future. Semiconductor memory is much faster than magnetic disk drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash memory, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher “read” performance than hard drives, it has lower “write” performance. Flash memory could become competitive in the near future for applications requiring less storage capacity than that provided by hard drives.

      For an additional discussion of competition, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Service and Warranty

      Western Digital generally warrants its newly manufactured hard drives against defects in materials and workmanship for a period of one to three years from the date of sale. The Company’s warranty obligation is generally limited to repair or replacement of the hard drive. The Company has contracted with a third party in the United States to process and test returned hard drives for the Company’s end users. The Company refurbishes or repairs its products at third-party service facilities located in Singapore and Germany.

Manufacturing

      To be competitive, Western Digital must manufacture high quality hard drives with industry leading time-to-volume production at competitive unit costs. The Company strives to maintain manufacturing flexibility, high manufacturing yields and high-quality components at competitive prices. The critical elements of Western Digital’s hard drive production are high volume, low cost assembly and testing, and establishment and maintenance of key vendor relationships in order to create “virtual vertical integration.” By establishing partner relationships with its strategic component suppliers, the Company believes it is able to access “best-of-class” manufacturing quality without the substantial capital investment associated with actual vertical integration. In addition, the Company believes that its virtual vertical integration model enables it to have the business flexibility needed to select the highest quality low cost suppliers as product designs and technologies evolve.

      Hard drive manufacturing is a complex process involving the assembly of precision components with narrow tolerances and extensive testing to ensure reliability. The assembly process occurs in a “clean room”

environment which demands skill in process engineering and efficient utilization of the “clean room” layout in order to reduce the high operating costs of this manufacturing environment. The Company’s clean room manufacturing process consists of modular production units, each of which contains a number of work cells. With increased areal density requirements of new products introduced, the ability to achieve historically high yields has decreased.

      The Company produces hard drives in one plant in Malaysia. As a continuation of its virtual vertical integration model, the Company sold its media manufacturing division in 1999 to Komag, Inc. (“Komag”). With the sale of this division, the Company now purchases all of the standard mechanical components and micro controllers for its hard drives from external suppliers.

      The Company continually evaluates its manufacturing processes in an effort to increase productivity and decrease manufacturing costs. In order to address inventory oversupply, the Company reduced excess manufacturing capacity by closing two manufacturing facilities in Singapore during 1999 and 2000 and relocating its hard drive production to Malaysia. The Company continually evaluates which steps in the manufacturing process would benefit from automation and how automated manufacturing processes support the Company’s business plans.

      For an additional discussion of manufacturing, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Research and Development

      The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses for continuing operations totaled $198.4, $150.7 and $122.5 million in 1999, 2000 and 2001, respectively. The decreases from 1999 to 2000 and from 2000 to 2001 were due to the Company’s exit from SCSI hard drive production during 2000 and expense reduction efforts in its remaining hard drive operations, partially offset by increased spending in the Company’s developing new business ventures.

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

      Unlike some of its competitors, the Company acquires all of the components for its products from third-party suppliers. In general, the Company tries to have at least three suppliers for each of its component requirements. For example, the Company currently buys giant magnetoresistive heads from IBM, Read-Rite and SAE. Media requirements are purchased from several outside vendors including Komag, Fuji, Trace and Showa. In connection with the sale of its media manufacturing division to Komag in April 1999, the Company entered into a volume purchase agreement with Komag. Under this Agreement, which expires in April 2002, the Company is obligated to purchase a substantial percentage of its requirements for hard disk media from Komag as long as Komag’s prices, technology and quality remain competitive. Subsequent to June 29, 2001, Komag announced the voluntary filing for Chapter 11 reorganization. Komag further announced that it expects to continue its operations during the Chapter 11 process. Komag Malaysia, a separate subsidiary which did not file Chapter 11, is the manufacturing entity which supplies the Company’s media. The Company is in discussions with Komag concerning an extension of the Agreement beyond its April 2002 expiration date.

      Some custom integrated circuits are currently sole-sourced from STMicroelectronics. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits. The Company expects this trend to continue in the area of custom integrated circuits for hard drives.

      For an additional discussion of component supplies, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Backlog

      At August 24, 2001, the Company’s backlog, consisting of orders scheduled for delivery within the next twelve months, was approximately $287 million, compared with a backlog at September 18, 2000 of approximately $294 million. The Company expects this entire backlog to be delivered within the current fiscal year. Historically, a substantial portion of the Company’s orders has been for shipments within 30 to 60 days of the placement of the order. The Company generally negotiates pricing, order lead times, product support requirements and other terms and conditions prior to receiving a computer manufacturer’s first purchase order for a product. Manufacturers’ purchase orders typically may be canceled with relatively short notice to the Company, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. Also, certain of the Company’s sales to computer manufacturers are made under “just-in-time” delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company’s revenue and profit and may not be comparable to earlier periods.

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

Employees

      As of June 29, 2001, the Company employed a total of 7,909 full-time employees worldwide. This represents an increase in headcount of approximately 8% since June 30, 2000 and a reduction of approximately 25% since July 3, 1999, as the Company responded to the industry downturn and its decrease in sales by restructuring its hard drive business during 1999 and 2000. The Company employed 1,174 employees in the

United States, 6,630 employees in Malaysia, 27 employees in Singapore, and 78 employees at its international sales offices as of June 29, 2001.

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

Item 2.   Properties

      During December 2000, the Company relocated its corporate headquarters from Irvine, California to Lake Forest, California, signing a 10-year lease agreement for the Lake Forest facility. The lease for the Irvine facility expired in January 2001. The Company’s corporate headquarters houses management, research and development, administrative and sales personnel. The Company leases one facility in San Jose, California and one facility in Irvine, California, for research and development and new venture activities. The San Jose lease expires in July 2006 and the Irvine research and development facility lease expires in September 2010. Western Digital owns a manufacturing facility in Kuala Lumpur, Malaysia. The Company also leases office space in various other locations throughout the world primarily for sales and technical support.

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

      In June 2000 Discovision Associates (“Discovision”) notified the Company in writing that it believes certain of the Company’s hard disk drive products may infringe certain of Discovision’s patents. Discovision has offered to provide the Company with a license under its patent portfolio. The Company is in discussion with Discovision regarding its claims. There is no litigation pending. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      On June 9, 2000, a suit was brought against the Company in California Superior Court for the County of Orange on behalf of a class of former employees of the Company who were terminated as a result of a reduction in force in December 1999. The complaint asserted claims for unpaid wages, fraud, breach of fiduciary duty, breach of contract, and unfair business practices. The Company removed the suit to United States District Court, Central District of California, on the ground that all of the claims were preempted by the Employee Retirement Income Security Act of 1974. On January 26, 2001, the Company filed a motion to dismiss plaintiffs’ complaint under Federal Rule of Civil Procedure 12(b). The Court granted the Company’s motion with leave to amend on April 2, 2001. Plaintiffs filed an amended complaint on April 6, 2001, and the Company filed a motion to dismiss the amended complaint under Federal Rule of Civil Procedure 12(b) on June 4, 2001. The Court granted the Company’s motion and dismissed plaintiffs’ amended complaint with prejudice on August 6, 2001. On September 5, 2001, the Court entered a stipulated order according to which plaintiffs agreed to waive their right to appeal the Court’s order dismissing their claims in exchange for the Company’s agreeing to waive its right to costs and fees as the prevailing party under ERISA.

      On May 22, 2001, Cambrian Consultants, Inc. (“Cambrian”) filed a complaint against the Company in the United States District Court, Central District of California. The suit alleges infringement by the Company of a Cambrian patent. On July 20, 2001, the Company filed an answer denying the allegations contained in Cambrian’s complaint and a counterclaim asserting that Cambrian’s patent was invalid. The Court ordered that a Markman hearing to construe the claims of Cambrian’s patent be held on April 15, 2002 and set a briefing schedule leading up to the hearing. Both parties are engaged in discovery and expect that such discovery will continue for at least the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. The parties have begun discovery and expect that such discovery will continue for the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

      The names, ages and positions of all the executive officers of the Company as of September 25, 2001 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally elected annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Matthew E. Massengill	40	President and Chief Executive Officer

Arif Shakeel	46	Executive Vice President, Chief Operating Officer

Teresa A. Hopp	42	Senior Vice President, Chief Financial Officer

Charles W. Frank, Jr.	53	Vice President, Chief Technical Officer

Michael A. Cornelius	59	Vice President, Law and Administration, and Secretary

Steven M. Slavin	50	Vice President, Taxes and Treasurer

David C. Fetah	41	Vice President, Human Resources

      Messrs. Massengill, Cornelius, Frank and Slavin have been employed by the Company for more than five years and have served in various executive capacities with the Company before being appointed to their present positions.

      Mr. Shakeel joined the Company in 1985 as Product Manager, Integrated Drive Electronics. Mr. Shakeel served in various executive capacities, including Vice President, Materials — Asia, until October 1997, when he left the Company to become Managing Director of Mah Lin Associates, a supplier of electromechanical components in Singapore. Mr. Shakeel rejoined the Company in April 1999 as Senior Vice President of Operations, Drive Products Division. He became Senior Vice President of Worldwide Operations in July 1999. In February 2000 he became Executive Vice President and General Manager of Hard Drive Solutions. He was promoted to his current position in April 2001.

      Ms. Hopp joined the Company in 1998 as Vice President, Finance. Prior to joining the Company, she was an audit partner at Ernst & Young, her employer for 17 years. She was promoted to Senior Vice President, Chief Financial Officer in December 1999. On June 12, 2001 the Company announced Ms. Hopp’s resignation. Her resignation was effective September 26, 2001.

      Mr. Fetah joined the Company in March 2000 as Vice President of Human Resources. Prior to joining the Company, he served as Executive Director, Human Resources, for PeopleSoft, Inc. Prior to joining PeopleSoft in 1996, he was Manager, Human Resources, for Fluor Corporation where he served for 5 years.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Western Digital’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WDC.” The approximate number of holders of record of common stock of the Company as of August 24, 2001 was 3,504.

      On April 6, 2001, Western Digital Corporation adopted a holding company organizational structure. In connection with the establishment of the holding company, each share of Western Digital Technologies, Inc. (f/k/a Western Digital Corporation) was converted on a share for share basis, into a share of Western Digital Corporation.

      The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future.

      The high and low sales prices of the Company’s common stock, as reported by the NYSE, for each quarter of 2000 and 2001 are as follows:

	First	Second	Third	Fourth

2000

High	$7.56	$4.50	$8.81	$7.88

Low	3.50	2.75	3.94	3.94

2001

High	$6.44	$6.81	$5.94	$5.58

Low	3.56	2.19	2.31	2.98

      As mandated by Congress and ordered by the Securities and Exchange Commission (“SEC”), all securities industry systems were converted from fractional to decimal (dollars and cents) pricing. The Decimals Implementation Plan for the Equities and Options Market submitted to the SEC stipulated that the conversion for all securities occur by April 9, 2001. Along with most stocks listed on the NYSE, the Company’s stock was converted on January 29, 2001.

Item 6.    Selected Financial Data

Financial Highlights

      The following selected consolidated financial data should be read in conjunction with Part II, Item 7.

	Years Ended

	June 28,	June 27,	July 3,	June 30,	June 29,
	1997	1998	1999	2000	2001

	(in millions, except per share and employee data)

Revenues, net	$4,177.9	$3,541.5	$2,767.2	$1,957.2	$1,953.4

Gross profit (loss)	650.3	100.1	(2.8)	9.6	207.7

Income (loss) from continuing operations	267.6	(290.2)	(472.5)	(329.5)	(87.1)

Per share income (loss) from continuing operations:

Basic	$3.07	$(3.32)	$(5.28)	$(2.69)	$(.52)

Diluted	$2.86	$(3.32)	$(5.28)	$(2.69)	$(.52)

Working capital	$364.2	$463.5	$133.5	$6.9	$45.4

Total assets	$1,307.1	$1,442.7	$1,022.0	$613.0	$507.7

Long-term debt	$—	$519.2	$534.1	$225.5	$112.5

Shareholders’ equity (deficiency)	$620.0	$317.8	$(153.8)	$(109.8)	$6.8

Number of employees	13,384	13,286	10,503	7,321	7,909

      No cash dividends were paid for the years presented.

      During 1999 and 2000 the Company initiated significant restructuring programs (see Item 7, under the heading “Overview” and Note 8 of Notes to Consolidated Financial Statements). Also, subsequent to June 29, 2001, the Company sold the assets of its Connex and SANavigator subsidiaries (see Item 7, under the heading “Results of Operations — Discontinued Operations” and Note 10 of Notes to Consolidated Financial Statements).

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

Overview

      Western Digital is a longtime leader and one of the pioneers of the data storage industry. Through significant reorganization of its hard drive business the Company has established a framework to apply its data storage core competencies to emerging markets and expand beyond the traditional market for hard drives through new business ventures and market areas, while maintaining its core business.

      The hard drive industry, the Company’s core and primary business, is intensely competitive and has experienced a great deal of growth, entry and exit of competitors, and technological change over recent years. This industry is characterized by short product life cycles, dependence upon highly skilled engineering and other personnel, significant expenditures for product development and recurring periods of oversupply. During 1999 and 2000 the Company initiated restructuring programs to reduce costs and improve operating efficiency of its hard drive business. During 1999, the Company combined its Personal Storage Division and Enterprise Storage Group into a single hard drive operating unit, closed its Tuas, Singapore facility and moved production of its SCSI drives to the Company’s nearby manufacturing facility in Chai-Chee, Singapore. The combination resulted in a $41.0 million charge to operations. Also during 1999, the Company sold its Santa Clara disk media operations to Komag, Inc. (“Komag”), recording a charge to operations of $20.0 million. During 2000, the Company transferred all of its hard drive production to one highly efficient manufacturing facility in Malaysia, closed its Singapore manufacturing facilities, discontinued its SCSI drive product line, closed its Rochester, Minnesota design facility, and made significant changes to its worldwide management structure and sales organization. These actions resulted in net restructuring and other charges to operations of $125.5 million.

      The Company continuously evaluates opportunities to apply its data storage core competencies to emerging markets and to expand beyond traditional markets for hard drives through new business ventures meeting certain predefined criteria. The Company’s new business ventures have included Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”), SageTree, Inc. (“SageTree”), Keen Personal Media, Inc. (“Keen PM”) and Cameo Technologies, Inc. (“Cameo”). Subsequent to June 29, 2001, the Company discontinued the operations of both Connex and SANavigator, selling substantially all the assets of the two companies. The Company’s other new businesses have not yet generated significant revenue and the Company continues to evaluate their progress.

Results of Operations

  Summary of 1999, 2000 and 2001 Comparison

      The following table sets forth, for the periods indicated, items in the Company’s statements of operations expressed as a percentage of total revenue. This table and the following discussion exclude the results of the discontinued Connex and SANavigator businesses.

	Years ended

	July 3,	June 30,	June 29,
	1999	2000	2001

Revenues, net	100.0%	100.0%	100.0%

Costs and expenses:

Cost of revenues	100.1	99.5	89.4

Research and development	7.2	7.7	6.3

Selling, general and administrative	7.0	6.5	6.1

Restructuring charges	2.2	4.4	—

Total costs and expenses	116.5	118.1	101.8

Operating loss	(16.5)	(18.1)	(1.8)

Net interest and other income (expense)	(0.6)	0.3	(2.7)

Loss from continuing operations before income taxes	(17.1)	(17.8)	(4.5)

Income tax benefit	—	1.0	—

Loss from continuing operations	(17.1)%	(16.8)%	(4.5)%

      The Company reported losses from continuing operations of $472.5, $329.5 and $87.1 million in 1999, 2000 and 2001, respectively. The 1999 loss included charges of approximately $77.0 million for incremental thin-film warranty provisions, approximately $7.5 million in Malaysian currency losses and restructuring charges of $61.0 million for the consolidation of the Company’s personal storage and enterprise storage divisions and the sale of its media operation. The 2000 loss included net restructuring charges totaling $85.8 million for the closure of the Company’s Singapore operations and SCSI hard drive operations. The 2000 loss also included charges to cost of revenues of $34.8 million for vendor settlements, incremental warranty, and inventory write-downs associated with exiting the SCSI hard drive product line and $37.7 million for costs to repair recalled drives. The 2001 loss included nonoperating charges of $52.4 million to adjust the carrying value of equity investments in and notes receivable from Komag, Inc. (“Komag”) and accruals of contingent guarantees. Excluding the aforementioned restructuring and other charges, losses from continuing operations were $327.0, $171.2 and $34.7 million in 1999, 2000 and 2001, respectively. The decrease in losses from 1999 to 2000, excluding restructuring and special charges, was due primarily to a $107.6 million, or 27.9%, decrease in operating expenses and a $20.8 million decrease in interest and other nonoperating expense. The decrease in losses from 2000 to 2001 resulted from a $125.6 million increase in gross profit and a

$36.1 million decrease in operating expenses, partially offset by a $5.7 million increase in interest and other nonoperating expense.

  Net Revenues

      Consolidated net revenues of $2.0 billion in 2000, decreased $0.8 billion or 29.3% from 1999, due to the Company’s decision in the third quarter of 2000 to cease production of SCSI hard drives (1999 revenue included $435.0 million for SCSI hard drives compared to $141.8 million in 2000), a decline in the average selling prices (“ASP’s”) of EIDE hard drive products due to an intensely competitive market, and a decline in EIDE drive unit shipments of approximately 6%, due largely to the product recall in the first quarter of 2000.

      During the first quarter of 2000, the Company announced a recall of its 6.8GB per platter series of WD Caviar® EIDE hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. As a result, revenues of approximately $100 million were reversed and production was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue.

      Consolidated net revenues in 2001 were flat with 2000, at approximately $2.0 billion. Excluding the revenue from SCSI drive sales in 2000, revenue increased $138.0 million or 7.6% in 2001. This improvement was due to an increase in EIDE drive unit shipments of approximately 19%, offset by a decline in ASP’s. Revenues from new business ventures were not material for the periods presented. In 2001, the Company adopted Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which defers the recognition of revenue on sales made under certain shipping terms. The implementation of SAB 101 resulted in an increase to revenues for 2001 of $13.1 million.

  Gross Profit

      Gross profit (loss) was ($2.8) million, or (0.1)% of revenue in 1999, $9.6 million, or 0.5% of revenue in 2000 and $207.7 million, or 10.6% of revenue in 2001. Gross profit for 1999 included $77.0 million of special charges for incremental thin-film warranty provision related to a change in the estimated lifetime return rate applied to an installed base of products. Gross profit for 2000 included $72.5 million of special charges related to exiting the SCSI hard drive product line and the product recall. Excluding special charges, gross profit was $74.2 million, or 2.7% of revenue, and $82.1 million, or 4.2% of revenue, for 1999 and 2000, respectively. The increase in gross profit from 1999 to 2000 (excluding special charges) was primarily the result of lower manufacturing costs due to the consolidation of drive production to a single, highly utilized facility in Malaysia, offset by lower volumes and lower ASPs. The increase in gross profit from 2000 to 2001 (excluding special charges) was the result of higher volume, offset by lower ASP’s, lower manufacturing costs due to 2000 expense reduction efforts and lower warranty costs due to the discontinuance of the SCSI hard drive product line in 2000 and the expiration of the warranty period for thin-film products in 2001. The net impact of SAB 101 on gross profit in 2001 was insignificant.

  Operating Expenses

      Research and development expense was $198.4, $150.7 and $122.5 million for 1999, 2000 and 2001, respectively. The $47.7 and $28.1 million decreases from 1999 to 2000 and from 2000 to 2001, respectively, were due to the Company’s exit from SCSI hard drive production during 2000 and expense reduction efforts in its remaining hard drive operations, partially offset by increased spending in the Company’s developing new business ventures.

      Selling, general and administrative (“SG&A”) expense was $194.4, $127.0 and $119.1 million for 1999, 2000 and 2001, respectively. The decrease of $67.4 million from 1999 to 2000 was primarily due to the Company’s exit from SCSI hard drive production, expense reductions in its remaining hard drive operations, an $11.0 million accrual reduction in the fourth quarter of 2000 and the nonrecurrence of a $7.5 million charge on the terminated hedging contracts recorded in 1999. The decrease was partially offset by increased spending in the Company’s developing new business ventures. The decrease of $7.9 million from 2000 to 2001 was primarily due to the Company’s exit from SCSI hard drive production in 2000 and the expense reduction efforts in its remaining hard drive operations, partially offset by increased spending in the Company’s developing new business ventures.

  Interest and Other Income/ Expense, Tax Benefit and Extraordinary Item

      Net interest and other (expense) income was ($15.9), $4.9 and ($53.2) million in 1999, 2000 and 2001, respectively. The $20.8 million decrease in expense in 2000 was due to a $14.8 million gain on the disposition of certain investment securities and to lower interest expense on lower average debt balances resulting from the payment in 2000 of an outstanding term loan of $50.0 million and redemptions during 2000 of the Company’s 5.25% zero coupon convertible debentures (the “Debentures”), offset by a reduced amount of interest income due to lower cash and cash equivalent balances.

      During the fourth quarter of 2001, the Company recorded nonoperating charges of $52.4 million to adjust the carrying value of equity investments in and notes receivable from Komag and accruals of Komag contingent guarantees. The assets were received as a component of the total consideration from the sale of the Company’s disk media operations to Komag in 1999. Also in conjunction with the sale, Komag assumed certain liabilities, mainly leases related to production equipment and facilities, for which the Company remained contingently liable. Due to recent market conditions and the announcement by Komag that it would not pay its senior debt when it became due in June and an interest payment on its convertible bonds due in July, the Company recorded the charges. On August 24, 2001, Komag announced its voluntary Chapter 11 reorganization filing.

      The $58.1 million increase in net interest and other expense in 2001 was due primarily to the nonrecurring charges related to Komag of $52.4 million, a $15.1 million decrease in gains from the disposition of investment securities and a reduced amount of interest income due to lower cash and cash equivalent balances, offset slightly by lower accrued interest expense due to Debenture redemptions.

      The Company recorded an income tax benefit of $19.5 million in 2000 to adjust its current and deferred tax accruals. The accruals were previously established over time and primarily related to unremitted income of foreign subsidiaries. However, due to the significant increase of net operating loss carryforwards in recent years and reevaluation of the accruals after the substantial international restructurings in 2000, the Company believed the accruals were no longer necessary. In 1999 and 2001, no tax benefit was recorded because additional loss carrybacks were not available and management believed it was “more likely than not” that the deferred tax benefits generated would not be realized (see Note 5 of Notes to Consolidated Financial Statements).

      During 2000, the Company issued 26.7 million shares of common stock in exchange for $735.6 million in face value of its convertible debentures (with a book value of $284.1 million). During 2001 the Company issued 16.0 million shares of common stock in exchange for $295.7 million in face value of its convertible debentures (with a book value of $120.3 million). These redemptions were private, individually negotiated non-cash transactions with certain institutional investors. As a result of the redemptions, the Company recognized extraordinary gains of $166.9 million and $22.4 million in 2000 and 2001, respectively.

  Discontinued Operations

      Subsequent to June 29, 2001, the Company decided to discontinue the operations of Connex and SANavigator and sold substantially all of the assets of these two businesses. Accordingly, the operating results of Connex and SANavigator have been segregated from continuing operations and reported separately on the statements of operations as discontinued operations for all periods presented.

Liquidity and Capital Resources

      The Company had cash and cash equivalents of $184.0 million at June 30, 2000 and $167.6 million at June 29, 2001. Net cash used for continuing operations was $126.7 million during 2000 as compared to $71.3 million during 2001. The decrease in cash used for continuing operations reflects a significant improvement in the Company’s operating results, net of non-cash items, offset by a higher level of cash used to fund net operating asset growth. The improvement in continuing operating results, net of non-cash items, of $204.3 million was due to significantly better performance by the Company’s hard drive business, as a result of higher sales volume and improved cost management, the discontinuance in 2000 of the Company’s SCSI drive product line and the inclusion in 2000 of significant charges relating to the product recall. The improved operating results of the hard drive business were offset somewhat by increased spending on continuing new business ventures. Cash used to fund net operating asset growth for continuing operations increased in 2001 by $148.9 million due primarily to the impact in the prior year of the product recall on net operating assets. Specifically, there was a sharp contraction during 2000 in the Company’s cash conversion cycle which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”). As the following chart indicates, the Company’s cash conversion cycle was reduced by 17 days during 2000, and another 6 days during 2001.

	1999	2000	2001

Cash Conversion Cycle:

Days Sales Outstanding	44	28	25

Days Inventory Outstanding	22	23	18

Days Payables Outstanding	(50)	(52)	(50)

	16	(1)	(7)

      The decrease in the cash conversion cycle from 1999 to 2000 was due primarily to a reduction in DSO’s, due in large part to the product recall during the first quarter of 2000 and a sustained improvement in the linearity of shipments during the remainder of 2000. The decrease from 2000 to 2001 was due to a reduction in DSO’s and DIO’s, due primarily to improved sales and production linearity, offset partially by a slight decrease in DPO’s. The Company seeks to maintain a negative cash conversion cycle.

      Other uses of cash during 2000 included the repayment of bank debt of $50.0 million, cost-method investments of $12.9 million and net capital expenditures of $21.4 million. Other sources of cash during 2000 included proceeds of $111.8 million received upon issuance of 24.6 million shares of the Company’s stock under the Company’s equity facility, $10.0 million received by SageTree upon issuance of preferred stock, $6.2 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases, and $66.8 million received from sales of real property.

      Other uses of cash during 2001 included net capital expenditures of $50.7 million, primarily to upgrade the Company’s hard drive production capabilities and for normal replacement of existing assets. Other sources of cash during 2001 included proceeds of $15.0 million received upon the sale of marketable equity securities, $110.5 million received upon issuance of 23.5 million shares of the Company stock under the Company’s equity facility, $7.1 million received in connection with the stock option exercises and Employee Stock Purchase Plan purchases and $5.0 million received by Keen upon issuance of an investor note.

      The Company anticipates that capital expenditures in 2002 will not be more than $65.0 million and will relate to normal replacement of existing assets.

      During 1998 the Company issued zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be repurchased by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of repurchase. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the

Company’s option. The Debentures are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. The principal amount at maturity of the Debentures when issued was $1.3 billion. During 2000, the Company issued 26.7 million shares of common stock in exchange for Debentures with a book value of $284.1 million and an aggregate principal amount at maturity of $735.6 million. During 2001, the Company issued 16.0 million shares of common stock in exchange for Debentures with a book value of $120.3 million and an aggregate principal amount at maturity of $295.7 million. These redemptions were private, individually negotiated transactions with certain institutional investors and resulted in extraordinary gains of $166.9 million and $22.4 million during 2000 and 2001, respectively. As of June 29, 2001, the book value of the remaining outstanding Debentures was $112.5 million, the aggregate principal amount at maturity was $265.9 million and the market value was $85.1 million.

      During 2001 the Company entered into a three-year Senior Credit Facility for its hard drive business, Western Digital Technologies, Inc. (“WDT”), replacing a previous facility that had matured on March 31, 2000. The Senior Credit Facility provides up to $125 million in revolving credit (subject to a borrowing base calculation), matures on September 20, 2003 and is secured by WDT’s accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base.

      The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

      Under an existing shelf registration statement (the “equity facility”), the Company may issue shares of common stock to institutional investors for cash. Shares sold under the facility are at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During 2000, the Company issued 24.6 million shares of common stock under the equity facility for net cash proceeds of $111.8 million. During 2001, the Company issued 23.5 million shares of common stock under the equity facility for net cash proceeds of $110.5 million. As of June 29, 2001, the Company had $167.7 million remaining under the equity facility.

      The Company may continue to incur operating losses during 2002. However, at June 29, 2001, the Company had a cash and cash equivalent balance of $167.6 million, working capital of $45.4 million and shareholders’ equity of $6.8 million. The Company has achieved significant reductions in manufacturing labor and overhead and operating expenses resulting from the sale in late 1999 of the Company’s media operations, the closure in 2000 of the Company’s two Singapore based manufacturing facilities and its Rochester design center, the disposal of its Connex and SANavigator businesses, and an overall reduction in worldwide headcount. In addition, the Company had the following additional sources of liquidity available as of September 26, 2001; $167.7 million remaining available under the equity facility and a Senior Credit Facility providing up to $125 million in revolving credit (subject to a borrowing base calculation).

      Based on the above factors, the Company believes its current cash and cash equivalent balances and its existing equity and credit facilities will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility or the equity facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the headings “Risk factors related to the hard drive industry in which we operate” and “Risk factors relating to Western Digital particularly.”

New Accounting Pronouncements

      During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Effective June 30, 2001, the Company adopted SFAS 141. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS 141 did not have a material impact on the Company’s financial position or results of operations.

      SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. The Company is required to adopt SFAS 142 on June 29, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. The Company does not expect the adoption of SFAS 142 to have a material impact on the Company’s financial position or results of operations.

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

      Over the past few years hard drive areal density (the gigabytes of storage per disk) has increased at a much more rapid pace than previously experienced. The technical challenges of maintaining this pace are becoming more formidable, and the risk of not achieving the targets for each new generation of drives increases, which could adversely impact product manufacturing yields and schedules, among other impacts. Higher areal densities mean that fewer heads and disks are required to achieve a given drive capacity. This has significantly shortened product life cycles, since each generation of drives is more cost effective than the previous one. Shorter product cycles make it more difficult to recover the cost of product development.

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

      We expect that our average selling prices for hard drives will continue to decline. Rapid increases in areal density mean that the average drive we sell has fewer heads and disks, and is therefore lower cost. Because of the competitiveness of the hard drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our average selling prices decline even further when competitors lower prices to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share.

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

Our prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard drives.

      Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity, which typically lead to intense price competition. Recently several competitor manufacturers and industry analysts have forecasted softening PC demand in the U.S. If intense price competition occurs as a result of softening demand, we may be forced to lower prices sooner and more than expected and transition to new products sooner than expected.

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

      A majority of our revenue comes from a few customers. For example, during 2001, sales to our top 10 customers accounted for approximately 60% of revenues. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. For example, this occurred with our enterprise hard drive product line early in the third quarter of 2000 and is one of the factors which led to our decision to exit the enterprise hard drive market.

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

      In April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. This strategic relationship has reduced our media component costs; however, it has increased our dependence on Komag as a supplier. Our future operating results may depend substantially on Komag’s ability to timely qualify its media components in our new development programs and to supply us with these components in sufficient volume to meet our production requirements. A significant disruption in Komag’s ability to manufacture and supply us with media could harm our operating results. Subsequent to June 29, 2001, Komag announced the voluntary filing for Chapter 11 reorganization. Komag further announced that it expects to continue its operations during the Chapter 11 process.

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

      Our volume manufacturing operations currently are based in one facility in Malaysia. A fire, flood, earthquake or other disaster or condition affecting our facility or the geographic area in which it is located would almost certainly result in a loss of substantial sales and revenue and harm our operating results.

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

  Our plan to broaden our business takes us into new markets.

      We are developing storage devices and content management software for the emerging broadband television market through our Keen PM subsidiary. We will be facing the challenge of developing products for a market that is still evolving and subject to rapid changes and shifting consumer preferences. There are several competitors which have also entered this emerging market, and there is no assurance that the market for digital storage devices for television and other audio-visual content will materialize or support all of these competitors.

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

      We have developed technologies and services for integrating high-quality digital video into everyday computing through our Cameo subsidiary. We will be facing the challenge of developing products for a market that is still evolving and subject to rapid changes and shifting consumer preferences. There is no assurance that the market for these products will materialize or that the products we produce will be acceptable to that market.

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

      If we do not forecast total quarterly demand accurately, it can have a material adverse effect on our quarterly results. We typically book and ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult for us to match our production plans to customer demands. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

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

Power outages resulting from energy shortages in California may have an adverse impact on our facilities located in California.

      We conduct substantial operations at our headquarters located in Lake Forest, California and at our facilities located in San Jose, California and Irvine, California. We rely on a continuous power supply in order to conduct those operations. California’s current energy crisis could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when energy reserves for the state fall below 1.5%, California has on some occasions implemented, and may in the future implement, rolling blackouts across the state. Although the Governor and state legislators are working to prevent them in the future, and although the Company has back-up energy reserves to last a short period, rolling blackouts could interrupt our power supply and might temporarily render us unable to continue operations at our California facilities. Any such interruption in our ability to continue our operations at our California facilities could delay the development of products or disrupt communications with our customers, suppliers or manufacturing operations, either of which could harm our business and results of operations. In addition, if wholesale prices for electricity continue to increase, our operating expenses would likely increase which might negatively affect our operating results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. From time to time, the Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose for entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. To date, a majority of the increases or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The Company does not purchase short-term forward exchange contracts for trading purposes.

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

      As of June 29, 2001, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

	June 29, 2001

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate	Gain (Loss)

	(U.S. Dollar equivalent amounts)

Foreign currency forward contracts:

British Pound Sterling	2.8	1.42	—

      In 1999, 2000, and 2001 total realized transaction and forward exchange contract currency gains and losses (excluding the $7.5 million realized loss on the Malaysian Ringgits realized in 1999), were not material to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s consolidated financial statements.

Disclosure About Other Market Risks

  Fixed Interest Rate Risk

      At June 29, 2001, the market value of the Company’s 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $85.1 million, compared to the related book value of $112.5 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option.

      The Company has a note receivable from another company that carries a fixed rate of interest. Therefore, a significant change in interest rates would not cause these notes to impact the Company’s consolidated financial statements.

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

  Fair Value Risk

      The Company owns approximately 1.2 million shares of Vixel common stock. As of June 29, 2001, the market value of the Vixel shares was $3.1 million. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of June 29, 2001, a $3.1 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income (loss). If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company’s results of operations. As a result of market conditions, the market value of the shares had declined from $3.1 million as of June 29, 2001 to $2.4 million as of August 17, 2001. Due to market fluctuations, an additional decline in the stock’s fair market value could occur.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 30, 2000 and June 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition with respect to certain sales commencing on July 1, 2000.

KPMG LLP

Orange County, California

     July 25, 2001, except as to Notes 4 and 10,
     which are as of September 21, 2001

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended

	July 3,	June 30,	June 29,
	1999	2000	2001

Revenues, net (Notes 1 and 9)	$2,767,206	$1,957,199	$1,953,392

Costs and expenses:

Cost of revenues (Note 8)	2,770,054	1,947,594	1,745,654

Research and development	198,386	150,658	122,514

Selling, general and administrative	194,358	126,986	119,121

Restructuring charges (Note 8)	61,000	85,837	—

Total costs and expenses	3,223,798	2,311,075	1,987,289

Operating loss	(456,592)	(353,876)	(33,897)

Net interest and other income (expense) (Note 2)	(15,898)	4,874	(53,195)

Loss from continuing operations before income taxes, extraordinary gains, and cumulative effect of change in accounting principle	(472,490)	(349,002)	(87,092)

Income tax benefit (Note 5)	—	19,500	—

Loss from continuing operations before extraordinary gains and cumulative effect of change in accounting principle	(472,490)	(329,502)	(87,092)

Loss from discontinued operations (Note 10)	(20,200)	(25,413)	(32,667)

Extraordinary gains from redemption of debentures (Note 3)	—	166,899	22,400

Cumulative effect of change in accounting principle (Note 1)	—	—	(1,504)

Net loss	$(492,690)	$(188,016)	$(98,863)

Basic and diluted loss per common share:

Loss from continuing operations before extraordinary gains and cumulative effect of change in accounting principle	$(5.28)	$(2.69)	$(.52)

Discontinued operations	(.23)	(.20)	(.19)

Extraordinary gains	—	1.36	.13

Cumulative effect of change in accounting principle	—	—	(.01)

	$(5.51)	$(1.53)	$(.59)

Common shares used in computing per share amounts:

Basic and diluted	89,478	122,624	168,715

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	June 29,
	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$184,021	$167,582

Accounts receivable, less allowance for doubtful accounts of $13,261 in 2000 and $13,298 in 2001	148,916	127,767

Inventories (Note 2)	83,709	78,905

Prepaid expenses and other assets	32,719	11,455

Total current assets	449,365	385,709

Property and equipment at cost, net (Note 2)	98,360	106,166

Other assets, net (Note 8)	65,227	15,777

Total assets	$612,952	$507,652

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:

Accounts payable	$264,476	$224,544

Accrued compensation	14,559	11,778

Accrued warranty	40,354	30,943

Other accrued expenses	121,713	70,963

Net liabilities of discontinued operations (Note 10)	1,358	2,118

Total current liabilities	442,460	340,346

Other liabilities	44,830	38,629

Convertible debentures (Note 3)	225,496	112,491

Minority interest	10,000	9,383

Commitments and contingent liabilities (Notes 3, 4 and 8)

Shareholders’ equity (deficiency) (Notes 2 and 6):

Preferred stock, $.01 par value; Authorized — 5,000 shares; Outstanding — None

Common stock, $.01 par value; Authorized — 225,000 shares; Outstanding — 153,335 shares in 2000 and 192,800 in 2001	1,534	1,928

Additional paid-in capital	549,932	735,439

Accumulated deficit	(482,857)	(581,720)

Accumulated other comprehensive income (Note 1)	1,367	3,112

Deferred compensation (Note 6)	—	(3,745)

Treasury stock — common shares at cost; 9,773 shares in 2000 and 6,420 shares in 2001	(179,810)	(148,211)

Total shareholders’ equity (deficiency)	(109,834)	6,803

Total liabilities and shareholders’ equity (deficiency)	$612,952	$507,652

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(in thousands)

						Retained	Accumulated		Total	Total
	Common Stock		Treasury Stock		Additional	Earnings	Comprehensive		Shareholders’	Comprehensive
					Paid-in	(Accumulated	Income	Deferred	Equity	Income
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Compensation	(Deficiency)	(Loss)

Balance at June 27, 1998	101,332	$1,013	(13,039)	$(207,348)	$326,244	$197,849	—	—	$317,758	$(290,217)

ESPP shares issued	—	—	1,002	8,222	1,632	—	—	—	9,854

Exercise of stock options	—	—	740	6,084	(590)	—	—	—	5,494

Shares issued in connection with Connex acquisition	576	6	—	—	7,911	—	—	—	7,917

Net loss	—	—	—	—	—	(492,690)	—	—	(492,690)	(492,690)

Unrealized loss on investment securities	—	—	—	—	—	—	(2,123)	—	(2,123)	(2,123)

Balance at July 3, 1999	101,908	$1,019	(11,297)	$(193,042)	$335,197	$(294,841)	$(2,123)	—	$(153,790)	$(494,813)

ESPP shares issued	—	—	1,236	10,660	(5,622)	—	—	—	5,038

Exercise of stock options			288	2,572	(1,427)	—	—	—	1,145

Shares issued in debenture redemptions	26,725	268	—	—	109,841	—	—	—	110,108

Shares issued in equity facility sales	24,611	246	—	—	111,556	—	—	—	111,803

Other shares issued	91	1	—	—	387	—	—	—	388

Net loss	—	—	—	—	—	(188,016)	—	—	(188,016)	(188,016)

Unrealized gain on investment securities	—	—	—	—	—	—	3,490	—	3,490	3,490

Balance at June 30, 2000	153,335	$1,534	(9,773)	$(179,810)	$549,932	$(482,857)	$1,367	—	$(109,834)	$(184,526)

ESPP shares issued	—	—	1,199	11,232	(6,780)	—	—	—	4,452

Exercise of stock options			854	8,546	(5,885)	—	—	—	2,661

Shares issued in debenture redemption	15,970	159	—	—	95,315	—	—	—	95,474

Shares issued in equity facility sales	23,495	235	—	—	110,239	—	—	—	110,474

Issuance of restricted stock awards	—	—	1,300	11,821	(7,382)	—	—	(4,439)	—

Amortization of deferred compensation	—	—	—	—	—	—	—	694	694

Net loss	—	—	—	—	—	(98,863)	—	—	(98,863)	(98,863)

Unrealized gain on investment securities	—	—	—	—	—	—	1,745	—	1,745	1,745

Balance at June 29, 2001	192,800	$1,928	(6,420)	$(148,211)	$735,439	$(581,720)	$3,112	$(3,745)	$6,803	$(97,118)

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended

	July 3,	June 30,	June 29,
	1999	2000	2001

Cash flows from operating activities

Net loss	$(492,690)	$(188,016)	$(98,863)

Adjustments to reconcile net loss to net cash used for operating activities of continuing operations:

Extraordinary gains (Note 3)	—	(166,899)	(22,400)

Loss from discontinued operations (Note 10)	20,200	25,413	32,667

Depreciation and amortization	131,066	78,283	51,905

Interest on convertible debentures	24,956	15,447	7,483

Non-cash portion of restructuring charges (Note 8)	42,386	56,301	—

Investment gains (Note 2)	—	(14,767)	—

Other non-cash charges (Note 2)	—	—	39,283

Changes in assets and liabilities:

Accounts receivable	107,693	124,649	31,149

Inventories	22,069	46,639	1,804

Prepaid expenses and other assets	(9,823)	5,376	(134)

Accrued warranty	31,052	(3,099)	(18,095)

Accounts payable, accrued compensation and accrued expenses	(5,233)	(104,911)	(90,463)

Other	(436)	(1,137)	(5,685)

Net cash used by continuing operations	(128,760)	(126,721)	(71,349)

Cash flows from investing activities

Capital expenditures, net	(106,400)	(21,442)	(50,683)

Proceeds from sales of property and equipment	—	66,756	—

Other investment activity	—	(12,867)	14,979

Net cash provided by (used for) investing activities of continuing operations	(106,400)	32,447	(35,704)

Cash flows from financing activities

Proceeds from ESPP shares issued and stock option exercises	15,348	6,183	7,113

Debt issuance costs	(2,925)	—	—

Repayment of bank debt (Note 3)	—	(50,000)	—

Common stock issued for cash (Note 6)	—	111,803	110,474

Proceeds from minority investment in SageTree (Note 1)	—	10,000	—

Proceeds from subsidiary investor note	—	—	5,000

Net cash provided by financing activities of continuing operations	12,423	77,986	122,587

Cash used for discontinued operations (Note 10)	(10,946)	(25,838)	(31,973)

Net decrease in cash and cash equivalents	(233,683)	(42,126)	(16,439)

Cash and cash equivalents at beginning of year	459,830	226,147	184,021

Cash and cash equivalents at end of year	$226,147	$184,021	$167,582

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

  Fiscal Year

      The Company has a 52 or 53-week fiscal year. In order to align its manufacturing and financial calendars, effective during the three months ended December 31, 1999, the Company changed its fiscal calendar so that each fiscal month ends on the Friday nearest to the last day of the calendar month. Prior to this change, the Company’s fiscal month ended on the Saturday nearest to the last day of the calendar month. The change did not have a material impact on the Company’s results of operations or financial position. The 1999, 2000 and 2001 fiscal years ended on July 3, June 30, and June 29, respectively, and consisted of 52 weeks for the fiscal years 2000 and 2001, and 53 weeks for the fiscal year 1999. All general references to years relate to fiscal years unless otherwise noted.

      On April 6, 2001, the Company established a holding company organizational structure, under which Western Digital Corporation operates as the parent company to its hard drive business, Western Digital Technologies (“WDT”), and other subsidiaries. This administrative and legal change had no material impact to the accounting and reporting structure of the Company or to the Company’s results of operations or financial position.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Inventory Valuation

      Inventories are valued at the lower of cost or net realizable value. Cost is on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work in process and finished goods.

      The Company maintains a base stock of two to three weeks of current finished goods inventory for certain key original equipment manufacturer (“OEM”) customers in facilities located adjacent to their operations. Inventory at these locations usually includes minor product customizations (such as labeling) for the related OEM. If subsequent to its initial order the OEM changes its requirements, inventory held at these facilities can generally be sold to other OEM’s or distributors as is or with minor modifications (such as a change in labeling) at little or no additional cost.

  Property and Equipment

      The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. Depreciation is computed on a straight-line basis. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

  Intangible Assets

      Intangible assets are included in other assets and amortized over their expected useful lives or the lives of the related products. The Company reviews identifiable intangibles and other long-lived assets for impairment whenever events or circumstances indicate the carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized (See Note 1, New Accounting Pronouncements).

  Revenue Recognition

      The Company generally recognizes revenue at the time of shipment, net of pricing adjustments and estimated sales returns. In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. The Company adopted SAB 101 during its quarter ended June 29, 2001. As a result, the Company changed its revenue recognition policy effective July 1, 2000 to recognize revenue on certain product shipments upon delivery rather than shipment. The accounting change resulted in an increase to revenues for 2001 of $13.1 million, of which $16.9 million had been recognized in 2000 and $3.8 million will be recognized in 2002. The cumulative effect on prior years of this accounting change was $1.5 million and had an immaterial impact on reported operating losses in 2001.

      In accordance with standard industry practice, the Company’s agreements with certain resellers provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. Either party may terminate these agreements upon written notice. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company recognizes revenue at the time of shipment on sales to resellers who have inventory repurchase agreements due to the Company’s ability to reasonably estimate future returns as well as the historically low levels of actual repurchases. Revenue recognized on sales to resellers with inventory repurchase agreements was $841, $683 and $806 million for fiscal years 1999, 2000 and 2001, respectively. Repurchases of inventory under such agreements were not material in 1999, 2000 and 2001.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company transitioned from thin-film to magnetoresistive head technology in its desktop product line during 1998. Due to the expiration of the warranty period for the thin-film products during 2001 and to the discontinuance of its SCSI drive product line during 2000, warranty accruals decreased significantly from 2000 to 2001.

  Advertising Expense

      Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $14.3, $9.0 and $7.4 million in 1999, 2000 and 2001, respectively.

  Income Taxes

      The Company accounts for income taxes using the liability method under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment (See Note 5).

  Per Share Information

      The Company computes basic loss per share using the net loss and the weighted average number of common shares outstanding during the period. Dilutive loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares include outstanding employee stock options, employee stock purchase plan shares and common shares issuable upon conversion of the convertible debentures. The effects of these items were not included in the computation of diluted loss per share for each period presented as their effect would have been anti-dilutive.

      As of July 3, 1999, June 30, 2000 and June 29, 2001, 17.8 million, 20.9 million shares and 23.3 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. Also, for the same periods, an additional 19.4 million, 8.4 million and 4.0 million shares, respectively, issuable upon conversion of the Debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Stock-Based Compensation

      The Company applies the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 establishes the financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”), as SFAS 123 permits, and to follow the pro forma net income (loss), pro forma earnings (loss) per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. (See Note 6).

      During 2001, the Company adopted the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not result in a material impact to the Company’s consolidated financial position, results of operations or liquidity.

  Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The fair value of the Company’s convertible debentures is estimated by reference to quoted information from market sources. At June 30, 2000, the market value of the Company’s convertible debentures was approximately $111.6 million, compared to the related carrying value of $225.5 million. At June 29, 2001, the market value of the Company’s convertible debentures was approximately $85.1 million, compared to the related carrying value of $112.5 million. The carrying amounts of all other financial instruments in the consolidated balance sheets approximate fair values.

  Investments

      The Company’s investments in unrestricted, marketable equity securities have been classified as “available for sale”, are included in other current assets, and are carried at fair value. The classification of a security is determined at the acquisition date and reviewed periodically. The Company reviews, on a monthly basis, the fair market value of the available for sale securities and records an unrealized gain or loss resulting from the difference between the fair market value at the time of the acquisition and the fair market value on the measurement date. The unrealized gains or losses are shown as a component of accumulated comprehensive income (loss) in shareholders’ equity (deficiency). Securities that are not classified as “available for sale” are carried at cost. The Company periodically reviews its cost-basis investments for instances where fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of any write-down would be included in the results of operations as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the specific identification method.

      The Company received approximately 10.8 million shares of Komag common stock during April 1999, upon the sale of its disk media operations to Komag (See Note 8). The common stock had a fair market value of $34.9 million at the time of the transaction. During the three months ended September 29, 2000, the Company sold 4.9 million shares of the stock for $15.0 million. The 5.9 million remaining Komag shares owned by the Company were restricted to sale until the following dates: 1.6 million shares on October 8, 2000; 3.2 million shares on October 8, 2001; and 1.1 million shares on October 8, 2002. The 1.6 million shares and the 3.2 million shares, available for sale on October 8, 2000 and October 8, 2001, respectively, have been classified as current assets and “available for sale” under the provisions of Statement of Financial Accounting

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards No. 115, “Investments in Certain Debt and Equity Securities” (“SFAS 115”). These shares were marked to market using published closing prices of Komag stock on a monthly basis and a related accumulated unrealized gain or loss was included in accumulated other comprehensive income (loss). During the fourth quarter of 2001, due to market conditions of Komag’s common stock and a public announcement by Komag that it would not make current payments on its debt, the decline in market value of the 4.8 million shares held as current and the remaining 1.1 million shares held as long term was deemed “other than temporary” and an impairment loss of $19.2 million was recognized.

      The Company owns approximately 1.2 million shares of Vixel Corporation (“Vixel”) common stock. The Company has identified these shares as “available for sale” under the provisions of SFAS 115. At June 29, 2001 an unrealized gain of $3.1 million is included in accumulated other comprehensive income (loss). The aggregate book value of the shares was $3.1 million as of June 29, 2001, and the investment was classified as current.

  Other Comprehensive Income (Loss)

      The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), beginning with the Company’s fourth quarter of 1999. Prior to the fourth quarter of 1999, the Company did not possess any components of other comprehensive income as defined by SFAS 130. Adjustments to net income to arrive at other comprehensive income (loss) include revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity (deficiency) but are excluded from net income (loss). While SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss), SFAS 130 has no impact on the Company’s net loss or total shareholders’ equity (deficiency). The Company’s components of other comprehensive income (loss) are unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115.

  Minority Interest in Subsidiary

      In June 2000, the Company’s subsidiary, SageTree, Inc. (“SageTree”), received cash proceeds of $10.0 million from NCR Corporation in exchange for a minority voting interest in SageTree at June 30, 2000. The Company reflects the portion of the earnings or losses of SageTree, which are applicable to the minority interest as an adjustment to minority interest on the consolidated balance sheets, and as a component of other income (expense) on the consolidated statements of operations. The amount of minority interest in SageTree’s losses was not material to the Company’s consolidated financial statements for the years ended June 30, 2000 and June 29, 2001.

  Foreign Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. From time to time, the Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increase or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed twelve months. The Company does not purchase short-term forward exchange contracts for trading purposes. In response to the Company’s underlying foreign currency exposures, the Company may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing foreign currency forward exchange contracts.

      During 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities.

      The Company had outstanding forward exchange contracts with commercial banks with nominal values of $66.4, $13.5 and $2.8 million, at July 3, 1999, June 30, 2000 and June 29, 2001, respectively. Upon adoption of SFAS 133, the Company elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value have been recorded through the results of operations for the year ended June 29, 2001. Such changes in fair value were minor for the year ended June 29, 2001. Unrealized gains and losses on outstanding forward exchange contracts and foreign currency transactions are recorded in the consolidated statements of operations at each quarter end and were not material to the consolidated financial statements as of and for the year ended June 30, 2000. For the year ended July 3, 1999, the total net loss on foreign currency transactions and forward exchange contracts was $10.3 million. Of this amount, a realized loss of $7.5 million on terminated hedging contracts was recorded due to the imposition of exchange controls by the Malaysian government. Historically, the Company has focused on hedging its foreign currency risk related to the Malaysian Ringgit, the Singapore Dollar and the British Pound. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company discontinued hedging its Malaysian Ringgit currency risk in 1999. Future hedging of this currency will depend on currency conditions in Malaysia. As a result of the closure of the Company’s Singapore operations in 2000, the Company discontinued its hedging program related to the Singapore Dollar.

  Use of Estimates

      Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  Reclassifications

      Certain prior years’ amounts have been reclassified to conform to the current year presentation.

  New Accounting Pronouncements

      During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Effective June 30, 2001, the Company adopted SFAS 141. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS 141 did not have a material impact on the Company’s financial position or results of operations.

      SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. The Company is required to adopt SFAS 142 on June 29, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. The Company does not expect the adoption of SFAS 142 to have a material impact on the Company’s financial position or results of operations.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.  Supplemental Financial Statement Data (in thousands)

	1999	2000	2001

Net Interest and Other Income (Expense)

Interest income	$16,906	$9,260	$7,274

Interest expense	(32,804)	(19,153)	(8,943)

Realized investment gains (losses)	—	14,767	(337)

Minority interest in losses of consolidated subsidiary	—	—	1,215

Other charges(1)	—	—	(52,404)

Net interest and other income (expense)	$(15,898)	$4,874	$(53,195)

Cash paid for interest	$4,819	$2,100	$568

Inventories

Finished goods		$68,080	$48,123

Work in process		11,253	8,888

Raw materials and component parts		4,376	21,894

		$83,709	$78,905

Property and Equipment

Land and buildings		$53,373	$54,060

Machinery and equipment		309,689	305,966

Furniture and fixtures		9,170	7,219

Leasehold improvements		16,858	10,818

		389,090	378,063

Accumulated depreciation and amortization		(290,730)	(271,897)

Net property and equipment		$98,360	$106,166

Supplemental disclosure of non-cash investing and financing activities:

Proceeds from sale of Santa Clara disk media operations	$77,100

Common stock issued and liabilities assumed in connection with acquisition of Connex	$10,000

Common stock issued for redemption of convertible debentures		$110,108	$95,474

Redemption of convertible debentures for Company common stock, net of capitalized issuance costs		$277,008	$117,874

Settlement of accounts payable by transfer of cost method investments		$26,242

Transfer of Service Center assets in exchange for promissory note		$11,655

(1)	During the fourth quarter of 2001, as a result of Komag’s public announcement regarding its intentions to not pay certain debt and interest amounts when due and market conditions of its common stock, the carrying amount of the equity investment in Komag was determined to have suffered an “other than temporary” decline in market value and the Company recorded nonoperating charges totaling $52.4 million to adjust the carrying values of the equity investment and the notes receivable from Komag and to accrue for the contingent guarantees of the Komag equipment and facility leases. On August 24, 2001, Komag announced its voluntary Chapter 11 reorganization filing.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Long-Term Debt

  Line of Credit

      During 2001, the Company’s hard drive business, Western Digital Technologies (“WDT”), entered into a three-year Senior Credit Facility which provides up to $125 million in revolving credit (subject to a borrowing base calculation), matures on September 20, 2003 and is secured by WDT’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. The Senior Credit facility replaced a previous facility that matured on March 31, 2000. Outstanding borrowings at July 3, 1999 from this previous facility amounted to $50.0 million and were paid in full during 2000. As of the date hereof, there were no borrowings under the Senior Credit Facility.

  Convertible Debentures

      During 1998 the Company issued zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be repurchased by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of repurchase. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option. The Debentures are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. The principal amount at maturity of the Debentures when issued was $1.3 billion. During 2000, the Company issued 26.7 million shares of common stock in exchange for Debentures with a book value of $284.1 million and an aggregate principal amount at maturity of $735.6 million. During 2001, the Company issued 16.0 million shares of common stock in exchange for Debentures with a book value of $120.3 million and an aggregate principal amount at maturity of $295.7 million. These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors and resulted in extraordinary gains of $166.9 million and $22.4 million during 2000 and 2001, respectively. As of June 29, 2001, the book value of the remaining outstanding Debentures was $112.5 million and the aggregate principal amount at maturity was $265.9 million. Included in other assets is the amount of unamortized Debenture issuance costs. The Debenture issuance costs totaled approximately $14.5 million at origination and are being amortized over 10 years. During 2000 and 2001, approximately $7.1 million and $2.4 million, respectively, of unamortized costs were netted against the extraordinary gain in connection with the redemptions. As of June 29, 2001 the balance of unamortized Debenture issuance costs was approximately $1.9 million and is included in other assets.

Note 4.  Commitments, Agreements and Contingent Liabilities

  Operating Leases

      The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2010. Rental expense under these leases, including month-to-month rentals, was $36.2, $17.8 and $15.4 million in 1999, 2000 and 2001, respectively. Leases with terms through 2003 for which the Company is contingently liable are included in the table below. See Note 8 for further discussion.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments under non-cancelable operating leases as of June 29, 2001 are as follows (in thousands):

2002	$19,368

2003	8,614

2004	7,116

2005	6,144

2006	6,034

Thereafter	19,855

Total future minimum rental payments	$67,131

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

      In June 2000 Discovision Associates (“Discovision”) notified the Company in writing that it believes certain of the Company’s hard disk drive products may infringe certain of Discovision’s patents. Discovision has offered to provide the Company with a license under its patent portfolio. The Company is in discussion with Discovision regarding its claims. There is no litigation pending. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      On June 9, 2000, a suit was brought against the Company in California Superior Court for the County of Orange on behalf of a class of former employees of the Company who were terminated as a result of a reduction in force in December 1999. The complaint asserted claims for unpaid wages, fraud, breach of fiduciary duty, breach of contract, and unfair business practices. The Company removed the suit to United States District Court, Central District of California, on the ground that all of the claims are preempted by the Employee Retirement Income Security Act of 1974. On January 26, 2001, the Company filed a motion to dismiss plaintiffs’ complaint under Federal Rule of Civil Procedure 12(b). The Court granted the Company’s motion with leave to amend on April 2, 2001. Plaintiffs filed an amended complaint on April 6, 2001, and the Company filed a motion to dismiss the amended complaint under Federal Rule of Civil Procedure 12(b) on June 4, 2001. The Court granted the Company’s motion and dismissed plaintiffs’ amended complaint with prejudice on August 6, 2001. On September 5, 2001, the Court entered a stipulated order according to which plaintiffs agreed to waive their right to appeal the Court’s order dismissing their claims in exchange for the Company’s agreeing to waive its right to costs and fees as the prevailing party under ERISA.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 22, 2001, Cambrian Consultants, Inc. (“Cambrian”) filed a complaint against the Company in the United States District Court, Central District of California. The suit alleges infringement by the Company of a Cambrian patent. On July 20, 2001, the Company filed an answer denying the allegations contained in Cambrian’s complaint and a counter claim asserting that Cambrian’s patent was invalid. The Court ordered that a Markman hearing to construe the claims of Cambrian’s patent be held on April 15, 2002 and set a briefing schedule leading up to the hearing. Both parties are engaged in discovery and expect that such discovery will continue for at least the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

      On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. The parties have begun discovery and expect that such discovery will continue for the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.  Income Taxes

      The domestic and international components of net income (loss) before income taxes are as follows (in thousands):

	1999	2000	2001

United States	$(399,006)	$(214,316)	$(114,817)

International	(93,684)	6,800	15,954

Net loss excluding income taxes	$(492,690)	$(207,516)	$(98,863)

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	1999	2000	2001

Current

United States	$(3,519)	$(15,302)	$(1,800)

International	3,352	2,623	1,620

State	167	179	180

	—	(12,500)	—

Deferred, net	—	(7,000)	—

Provision (benefit) for income taxes	$—	$(19,500)	$—

      The tax benefits associated with employee exercises of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan reduced taxes currently payable. However, no tax benefits were recorded to additional paid-in capital in 1999, 2000 and 2001 because their realization was not more likely than not to occur and, consequently, a valuation allowance was recorded against the entire benefit.

      During 2000, the Company reversed $19.5 million of tax accruals and certain deferred tax amounts. These accruals were previously established over time and primarily related to unremitted income of foreign subsidiaries. However, based upon a review of the Company’s tax positions after the substantial international operations restructurings in 2000, and due to the significant balances of net operating losses in recent years, the Company believed these accruals were no longer necessary.

      Income tax payments amounted to $5.5 million, $4.6 million and $1.5 million in 1999, 2000 and 2001, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at June 30, 2000 and June 29, 2001 are as follows (in thousands):

	2000	2001

Deferred tax assets:

NOL carryforward	$309,315	$340,150

Business credit carryforward	35,374	42,680

Reserves and accrued expenses not currently deductible	98,695	101,189

All other	4,274	7,909

	447,658	491,928

Valuation allowance	(447,658)	(491,928)

Total deferred tax assets	$—	$—

Deferred tax liabilities:

Unremitted income of foreign subsidiaries	$7,995	$8,429

All other	4,146	1,333

Total deferred tax liabilities	$12,141	$9,762

      Reserves and accrued expenses not currently deductible include the following:

	2000	2001

Sales related reserves and adjustments	$49,487	$46,263

Accrued compensation and benefits	10,232	5,841

Inventory reserves and adjustments	2,675	3,552

Other accrued liabilities	36,301	45,533

Total deferred tax assets	$98,695	$101,189

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

      Reconciliation of the United States Federal statutory rate to the Company’s effective tax rate is as follows:

	1999	2000	2001

U.S. Federal statutory rate	(35.0)%	(35.0)%	(35.0)%

State income taxes, net	0.0	0.0	0.2

Tax rate differential on international income	0.9	8.7	(2.6)

Effect of valuation allowance	34.1	12.5	36.4

Other	0.0	4.5	1.0

Effective tax rate	0.0%	(9.3)%	0.0%

      Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared to local statutory rates. The lower rates reduced income taxes and reduced the net loss by $25.2 million ($.28 per share, diluted), $19 million ($.15 per share, diluted), and $30.0 million ($.18 per share, diluted) in 1999, 2000 and 2001, respectively. These lower rates are in effect through fiscal year 2004.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net undistributed earnings from international subsidiaries at June 29, 2001, on which no U.S. tax has been provided, amounted to approximately $460 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made on these earnings.

      At June 29, 2001, the Company had Federal and state net operating loss carryforwards of approximately $900 million and $386 million, respectively. In addition, the Company had various Federal and state tax credit carryforwards of approximately $42.7 million. The loss carryforwards expire in fiscal years 2008 through 2021 and the credit carryforwards begin to expire in fiscal year 2002.

Note 6.  Shareholders’ Equity

  Equity Facility

      Under an existing shelf registration (“equity facility”), the Company may issue shares of common stock to institutional investors for cash. Shares sold under the equity facility are at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During 2000, the Company issued 24.6 million shares of common stock under the equity facility for net cash proceeds of approximately $111.8 million. During 2001, the Company issued 23.5 million shares of common stock under the equity facility for net cash proceeds of approximately $110.5 million. As of June 29, 2001, the Company had $167.7 million remaining under the equity facility.

  Stock Reserved for Issuance

      The following table summarizes all shares of common stock reserved for issuance at June 29, 2001 (in thousands):

Number
of Shares

Issuable in connection with:

Convertible debentures	3,971

Exercise of stock options, including options available for grant	44,255

Employee stock purchase plan	2,935

51,161

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

      Approximately 2.9 million shares of common stock remain reserved for issuance under this plan. Approximately 1,002,000, 1,236,000 and 1,199,000 shares were issued under this plan during 1999, 2000 and 2001, respectively.

  Stock Option Plans

      Western Digital’s Employee Stock Option Plan (“Employee Plan”) is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value of the common stock on the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increments thereafter and have a ten-year term. As of June 29, 2001 options to purchase 7,532,746 and 13,423,861 shares of common stock were exercisable and available for grant, respectively, under this plan. Pursuant to the terms of the Employee Plan, participants are permitted to utilize previously purchased common stock as consideration to purchase additional common stock upon exercise of options or to exercise on a cashless basis.

      On September 30, 1999, the Company’s Board of Directors approved the Broad-Based Stock Incentive Plan (the “Broad-Based Plan”) under which options to purchase shares of common stock and stock awards may be granted to employees of the Company and others. This plan is intended to qualify as “broadly-based” under the New York Stock Exchange shareholder approval policy. The Compensation Committee determines the vesting provisions and other terms of the options and stock. To date, the options granted vest either 100% one year from the date of grant or 25% every six months beginning six months from the date of grant. During 2001, the Company issued 1.3 million shares of restricted stock under the Broad-Based Plan to certain employees. The stock vests on the second and third anniversary dates of the grant provided that the recipient is still employed by the Company. The aggregate market value of the restricted stock at the dates of issuance of $4.4 million has been recorded as deferred compensation, a separate component of shareholder’s equity (deficiency), and is being amortized over the three-year vesting period. As of June 29, 2001, options to purchase 3,641,118 shares of common stock were exercisable and 6,354,583 shares were available for grant as options or stock awards, under this plan.

      The Company has a Stock Option Plan for Non-Employee Directors (“Director Plan”) and has reserved 2.6 million shares for issuance thereunder. The Director Plan provides for initial option grants to new directors of 75,000 shares per director and additional grants of options to purchase 10,000 shares of common stock per director each year upon their reelection as a director at the annual shareholders’ meeting. Terms of the Director Plan require that options have a ten-year term and that the exercise price of options be not less than the fair market value at the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 29, 2001, options to purchase 527,192 shares of common stock were exercisable and options to purchase 1,125,964 shares of common stock were available for grant.

      The following table summarizes activity under the Employee, Broad-Based and Director Plans (in thousands, except per share amounts):

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding at June 27, 1998	12,351	$16.92

Granted	9,119	11.10

Exercised	(740)	7.30

Canceled or expired	(3,004)	23.63

Options outstanding at July 3, 1999.	17,726	13.19

Granted	13,485	3.82

Exercised	(288)	4.10

Canceled or expired	(10,022)	9.92

Options outstanding at June 30, 2000	20,901	8.83

Granted	7,843	5.45

Exercised	(854)	3.14

Canceled or expired	(4,539)	10.02

Options outstanding at June 29, 2001	23,351	$7.69

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant increase in the number of shares canceled or expired in 2000 was the result of terminations relating to restructuring and other attrition.

      The following tables summarize information about options outstanding and exercisable under the Employee, Broad-Based and Director Plans at June 29, 2001 (in thousands, except per share amounts):

	Options Outstanding
				Options Exercisable
		Weighted Average	Weighted
Range of	Number	Contractual Life	Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$1.44	10	0.38	$1.44	10	$1.44
1.62 – 2.81	2,623	7.75	2.75	1,810	2.76
3.25 – 4.31	2,687	5.97	3.76	1,208	3.45
4.37 – 4.56	3,327	8.45	4.47	1,339	4.45
4.68 – 5.62	1,587	8.08	5.05	384	4.94
5.81 – 6.00	4,630	9.31	6.00	332	6.00
6.12 – 8.81	3,110	5.84	7.45	2,394	7.68
8.87 – 12.87	3,450	6.36	11.88	2,535	11.88
13.50 – 48.25	1,927	6.01	24.54	1,689	25.48

Total	23,351	7.37	7.69	11,701	9.45

      Some of the Company’s new venture subsidiaries maintain stock option plans for their own employees and directors and for directors of the Company. The terms of these plans are similar to those of the Company’s Employee Plan. These new ventures have reserved up to approximately 17% of their stock for existing and future option grants to their employees and directors.

  Pro Forma Information

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its stock options (including shares issued under the Stock Option Plans, the ESPP and new venture option plans collectively called “options”) granted subsequent to July 1, 1995, under the fair value method of that statement.

      The fair value of options granted in 1999, 2000 and 2001 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			ESPP Plan

	1999	2000	2001	1999	2000	2001

Option life (in years)	5.0	4.0	2.5	2.0	2.0	2.0

Risk-free interest rate	5.75%	6.15%	4.20%	5.75%	6.15%	4.20%

Stock price volatility	.82	.83	1.05	.82	.83	1.05

Dividend yield	—	—	—	—	—	—

      The following is a summary of the per share weighted average fair value of stock options granted in the years listed below:

	1999	2000	2001

Options granted under the Stock Option Plans	$7.74	$2.44	$3.86

Shares granted under the ESPP Plan	$9.92	$8.77	$4.65

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company applies APB Opinion No. 25 in accounting for its stock option and ESPP plans and, accordingly, no compensation expense has been recognized for the options in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS 123, the Company’s net loss and net loss per share would have been increased to the amounts indicated below:

	Year Ended

	July 3,	June 30,	June 29,
	1999	2000	2001

Pro forma net loss (in thousands)	$(538,637)	$(227,799)	$(128,642)

Pro forma net loss per share:

Basic and diluted	$(6.02)	$(1.86)	$(0.76)

  Stock Purchase Rights

      In 1989, the Company implemented a plan to protect shareholders’ rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carried one Right to Purchase Series A Junior Participating Preferred Stock (the “Right”). The Right enabled the holder, under certain circumstances, to purchase common stock of Western Digital or of an acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company’s outstanding common stock. On September 10, 1998 the Company’s Board of Directors approved the adoption of a new Rights plan to replace the previous plan, which expired in September of 1998. The Rights under the 1998 plan were similar to the rights under the 1989 plan except they were redeemable by the Company at $.01 per Right and expired in 2008. In connection with the establishment of a holding company structure on April 6, 2001, the Company terminated the Rights under the 1998 plan and adopted a new Rights plan. The 2001 plan is similar to the terminated 1998 plan, except that the exercise price was reduced from $150.00 to $50.00 per share, and the expiration date for the 2001 Rights plan was extended to April 2011.

Note 7.  Savings and Profit Sharing Plan

      Effective July 1, 1991, the Company adopted a Savings and Profit Sharing Plan, the Western Digital Corporation Retirement Savings and Profit Sharing Plan (“the Plan”). The Plan includes an employee 401(k) plan. The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. For 1999, 2000 and 2001 the Company made contributions to the 401(k) plan of $3.3 million, $2.3 million and $1.7 million, respectively.

Note 8.  Restructurings

  1999 Restructuring Actions

      In January 1999, the Company initiated a restructuring program which resulted in the combination of its personal storage and enterprise storage divisions into a single hard drive operating unit. Accordingly, design, manufacturing, materials, business and product marketing resources to address both the personal storage and enterprise markets were combined. In connection with the combination, the Company’s Tuas, Singapore facility was closed and production of SCSI drives was moved to the Company’s facility in Chai-Chee, Singapore. This restructuring program, which was substantially completed by the end of the third quarter of 1999, resulted in a reduction of worldwide employee headcount of 934 employees, approximately 250 of which were direct and indirect labor and the remainder were management, professional and administrative personnel. A $41.0 million restructuring charge was recorded consisting of $19.6 million for the write-down of the Tuas building and equipment to its estimated fair value of $7.8 million, based on a valuation done by an

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independent party, $14.3 million for severance and other incremental costs related to the closure of the facility, $5.7 million for the write-off of duplicate warranty repair and engineering supplies and $1.4 million for renovation related costs of the Tuas facility. Of the severance and other related charges, approximately $11.0 million was paid in 1999, and the remainder was paid in 2000. The write-off of duplicate warranty repair and engineering supplies, including base replacement stock for warranty repairs and engineering materials, was necessary due to the reduced requirements of a single combined repair facility. Tuas facility renovation and related costs consisted of costs incurred to ready the facility for sale.

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

      The Company received, as a component of the total consideration, an unsecured note (the “Note”) in the amount of $30.1 million, which was recorded in other assets. The Note matures in April 2002 and has an annual interest rate of 4.9%, compounded quarterly. The outstanding principal balance and accrued interest is due and payable in full upon maturity. The Note contains a principal and accrued interest reduction provision which is based on the excess, if any, of proceeds received upon sale of Komag stock over a predetermined floor. In conjunction with the sale of Company assets, Komag assumed certain liabilities, mainly leases related to production equipment and facilities. The Company is contingently liable for these leases. If Komag is unable to meet its payment obligations on the remaining leases, totaling approximately $9.3 million as of June 29, 2001, the Company is liable to make the payments (see Note 2).

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of the 1999 restructuring charges, the amounts paid and the ending accrual balances (in thousands) for the years ended July 3, 1999 and June 30, 2000:

		Non-Cash	Total
	Accruals	Charges	Charges

Consolidation of hard drive divisions:

Write-down of building and equipment to fair value	$—	$19,642	$19,642

Write-off of duplicate warranty repair and engineering supplies	—	5,748	5,748

Severance and other	14,271	—	14,271

Tuas facility renovation and related costs	1,339	—	1,339

	15,610	25,390	41,000

Sale of media assets to Komag:

Assets sold or written off, net of proceeds received	—	16,996	16,996

Severance and outplacement	3,004	—	3,004

	3,004	16,996	20,000

	18,614	$42,386	$61,000

1999 cash payments	(16,668)

Balance at July 3, 1999	$1,946

Changes during 2000 to 1999 restructuring actions:

Cash payments	(170)

Accrual reversal	(1,776)

Balance at June 30, 2000	$—

      The accrual balance at July 3, 1999 after remaining cash obligations paid in 2000, was reversed through the restructuring charges line item on the consolidated statement of operations in 2000 (see table below).

  2000 Restructuring Actions

      During 2000, the Company initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the periods in which executive management committed to execute such actions. The restructuring actions taken in 2000 included the reorganization of worldwide operational and management responsibilities, transfer of hard drive production from Singapore to the Company’s manufacturing facility in Malaysia, removal of property and equipment from service, closure of the Company’s Singapore operations and closure of its Rochester, Minnesota design center. These actions resulted in a net reduction of worldwide headcount of approximately 2,000, of which approximately 540 were management, professional and administrative personnel and the remainder were manufacturing employees. These employees were given legally required notification and outplacement services. Restructuring charges recorded in connection with these actions totaled $85.8 million and consisted of severance and outplacement costs of $28.7 million, the write-off of manufacturing equipment and information systems assets of $56.3 million (taken out of service and held for disposal), including a loss recognized on the sale of the Rochester facility of $1.9 million (sold for cash proceeds of approximately $29.7 million), and net lease cancellation and other costs associated with the closure of $11.0 million. Reducing these charges was the favorable settlement of lease commitments in Singapore of $5.3 million, favorable settlement of 1999 restructuring accruals of $1.8 million and a gain realized on the sale of the Tuas facility of $3.1 million. The restructuring effort was substantially completed by June 30, 2000. Of the charges, approximately $30.5 million was paid in 2000 and the remainder was paid in 2001.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances (in thousands) for the years ended June 30, 2000 and June 29, 2001:

		Non-Cash	Total
	Accruals	Charges	Charges

Consolidation of Asian operations and closure of Rochester design center:

Fixed asset write-offs	$—	$56,301	$56,301

Severance and outplacement	28,679	—	28,679

Lease cancellation and other (net of favorable lease settlement of $5,252)	5,733	—	5,733

	34,412	56,301	90,713

Changes to 1999 restructuring estimates:

Gain on sale of Tuas building	—	—	(3,100)

Favorable settlement of 1999 restructuring accruals	—	—	(1,776)

		$56,301	$85,837

Cash payments during 2000	(30,529)

Balance at June 30, 2000	$3,883

Changes during 2001 to 2000 restructuring actions:

Cash payments	(3,883)

Balance at June 29, 2001	$—

Note 9.  Business Segment, International Operations and Major Customer

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

      The Company formed new business ventures in 1999, 2000 and 2001. The Company’s new business ventures have included Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”), SageTree, Inc. (“SageTree”), Keen Personal Media, Inc. (“Keen PM”), and Cameo Technologies, Inc. (“Cameo”). Connex was formed in 1999 to design and market network attached storage products. SANavigator was formed as a subsidiary of Connex in 2001 to develop and market storage area network (“SAN”) management software. SageTree was formed in 2000 to design and market packaged analytical software and related services for supply chain and product lifecycle applications. Keen PM was formed in 2000 to develop and sell interactive personal video recorder and set-top box software, services and hardware for broadband television content management and commerce. Cameo was formed in 2000 to develop technologies and services for delivering broadcast-quality video content to PC users. Subsequent to June 29, 2001, substantially all of the assets of Connex and SANavigator were sold and, accordingly, their operations were discontinued (See Note 10). The Company’s chief operating decision maker uses the segment information for WDT and the Company’s combined new business ventures to assess performance and to determine resource allocation. The continuing separate new business venture amounts do not meet the disclosure requirements of SFAS 131 and they have been combined and presented in an “all other” category, separate from the WDT segment results.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General and corporate expenses of the Company are included in the WDT segment. Losses from discontinued operations of $25.4 million in 2000 and $32.7 million in 2001 have been excluded from the table below.

	WDT	All Other	Total

	(in thousands)

Year ended June 30, 2000

Revenues	$1,956,671	$528	$1,957,199

Restructuring charges	$85,837	$—	$85,837

Operating loss	$(340,348)	$(13,528)	$(353,876)

Net loss	$(149,115)	$(13,488)	$(162,603)

Total assets	$593,412	$19,540	$612,952

Depreciation and amortization	$77,538	$745	$78,283

Additions to property and equipment	$22,562	$95	$22,657

Year ended June 29, 2001

Revenues	$1,952,868	$524	$1,953,392

Operating loss	$(3,580)	$(30,317)	$(33,897)

Net loss	$(35,837)	$(30,359)	$(66,196)

Total assets	$495,555	$12,097	$507,652

Depreciation and amortization	$47,883	$4,022	$51,905

Additions to property and equipment	$49,261	$1,486	$50,747

  International Operations

      The Company’s operations outside the United States include a manufacturing facility in Malaysia as well as sales offices throughout Europe and Asia. During 1999 and the first half of 2000, the Company also had manufacturing facilities in Singapore. The following table summarizes operations by geographic areas for the past three years. United States revenues to unaffiliated customers include export sales to various countries in Europe and Asia of $482.5, $546.5, and $443.3 million in 1999, 2000 and 2001, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $83 million, $62 million and $51 million in 1999, 2000, and 2001 respectively, have been excluded in determining operating income (loss) by geographic region.

	United
	States	Europe	Asia	Eliminations	Total

			(in millions)

Year ended July 3, 1999

Sales to unaffiliated customers	$2,001	$751	$15	$—	$2,767

Transfers between geographic areas	746	1	2,607	(3,354)	—

Revenues, net	$2,747	$752	$2,622	$(3,354)	$2,767

Operating income (loss)	$(275)	$7	$(114)	$8	$(374)

Identifiable assets	$113	$97	$390	$(15)	$585

Year ended June 30, 2000

Sales to unaffiliated customers	$1,462	$485	$10	$—	$1,957

Transfers between geographic areas	479	3	1,858	(2,340)	—

Revenues, net	$1,941	$488	$1,868	$(2,340)	$1,957

Operating income (loss)	$(296)	$104	$(58)	$(42)	$(292)

Identifiable assets	$474	$154	$16	$(31)	$613

Year ended June 29, 2001

Sales to unaffiliated customers	$1,554	$397	$2	$—	$1,953

Transfers between geographic areas	385	5	1,769	(2,159)	—

Revenues, net	$1,939	$402	$1,771	$(2,159)	$1,953

Operating income (loss)	$4	$(98)	$111	$0	$17

Identifiable assets	$326	$38	$180	$(36)	$508

  Major Customer

      During 1999 and 2000 sales to one customer accounted for 21% of the Company’s revenues. During 2001 sales to one customer accounted for 17% of the Company’s revenues and another accounted for 12% of the Company’s revenues.

Note 10.  Discontinued Operations

      The Company acquired Connex, a San Jose-based startup company formed to develop storage systems and solutions, on February 1, 1999 for approximately $12.0 million. The purchase price included 575,662 shares of Western Digital common stock valued at $7.9 million, forgiveness of amounts advanced to Connex prior to the acquisition totaling $2.0 million and the assumption of certain liabilities of approximately $2.1 million. The acquisition was accounted for as a purchase. At the time of the acquisition, Connex was a development stage operation with no commercial products yet available for sale. Connex had, at the time of acquisition, several in-process research and development projects which were approximately 40% complete. The Company allocated $12.0 million of the purchase price as a one-time charge for in-process research and development in 1999. Connex continued the development efforts and began shipping network attached storage products during the third quarter of 2000.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SANavigator operated as a division of Connex from its inception in November 1999 until March 22, 2001, at which time it was incorporated as a wholly owned subsidiary of Connex. SANavigator was formed to develop and market storage area network (SAN) management software and released its first product in October 2000.

      On July 1, 2001, the Company decided to discontinue Connex and SANavigator. Connex and SANavigator are separate major lines of business and legal entities with separate facilities, operations, management teams, and classes of end-user customers from the Company’s hard drive business. As such, the disposals have been accounted for as discontinued operations and, accordingly, the consolidated financial statements for all periods presented have been reclassified. On August 8, 2001 substantially all of the operating assets of Connex were sold to Quantum Corporation for cash proceeds of $11.0 million, and on September 21, 2001 substantially all of the operating assets of SANavigator were sold to McData Corporation for cash proceeds of $29.8 million. Approximately $4.1 million of the combined cash proceeds will be escrowed for one year pending expiration of customary indemnification periods. The transactions are expected to generate gains, which will be recognized during the first quarter of 2002, when realized. At June 29, 2001 and June 30, 2000 the net liabilities of discontinued operations consisted principally of individually immaterial amounts of inventories, fixed assets, accounts payable and accrued compensation. Combined operating results for Connex and SANavigator in 1999, 2000 and 2001 were as follows:

	Year Ended

	July 3,	June 30,	June 29,
	1999(1)	2000	2001

Revenues	$—	$381	$557

Operating losses	$(20,200)	$(25,413)	$(32,667)

(1)  1999 operating losses include in-process research and development charges of $12.0 million.

Note 11.  Quarterly Results of Operations (unaudited)

	First(1), (5)	Second(2), (5)	Third(3), (5)	Fourth(4), (5)

	(in thousands, except per share amounts)

2000

Revenues, net	$406,957	$560,174	$516,502	$473,566

Gross profit (loss)	(65,003)	20,555	12,032	42,021

Operating loss	(185,919)	(83,316)	(78,069)	(6,572)

Income (loss) from continuing operations	(191,248)	(86,344)	(64,580)	12,670

Loss from discontinued operations	(5,689)	(5,130)	(6,089)	(8,505)

Net income (loss)	(106,315)	(15,197)	(70,669)	4,165

Basic and diluted earnings (loss) per share	$(1.11)	$(.13)	$(.53)	$.03

2001

Revenues, net	$424,366	$561,570	$511,723	$455,733

Gross profit	25,936	67,541	63,295	50,966

Operating income (loss)	(35,588)	1,999	985	(1,293)

Income (loss) from continuing operations	(37,220)	2,838	1,037	(53,747)

Loss from discontinued operations	(8,045)	(9,827)	(7,156)	(7,639)

Net income (loss)	(35,526)	3,587	(5,748)	(61,176)

Basic and diluted earnings (loss) per share	$(0.24)	$0.02	$(0.03)	$(0.34)

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	During the first quarter of 2000, the Company announced a recall of its 6.8GB per platter series of WD Caviar® desktop hard drives because of a reliability problem resulting from a faulty power driver chip manufactured by a third-party supplier. Approximately 1.2 million units were manufactured with the faulty chip. Replacement of the chips involved rework of the printed circuit board assembly. Revenues of approximately $100 million, which related to products shipped during the first quarter and that were recalled, were reversed in the first quarter of 2000. In addition, the Caviar product line was shut down for approximately two weeks, eliminating approximately $70 million of forecasted revenue during the quarter. Cost of revenues for the first quarter of 2000 included charges totaling $37.7 million for estimated costs to recall and repair the affected drives, consisting of $23.1 million for repair and retrieval, $4.5 million for freight and other, and $10.1 million for write-downs of related inventory.

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

During the first quarter of 2000 the Company also recognized an extraordinary gain of $90.6 million for the redemption of debentures.

The first quarter of 2001 includes an extraordinary gain of $11.2 million the Company recognized for the redemption of debentures.

(2)	During the second quarter of 2000, the Company continued with its restructuring actions and recorded a restructuring charge of $25.5 million related to further consolidation of the Asian operations, consisting of $14.7 million for the write-off of fixed assets, $5.8 million for lease cancellation and other costs, and $5.0 million for severance and outplacement costs.

Also during the second quarter of 2000 the Company recognized an extraordinary gain of $76.3 million relating to the redemption of debentures.

The second quarter of 2001 includes an extraordinary gain of $10.6 million the Company recognized for the redemption of debentures.

(3)	The third quarter of 2000 includes a $28.0 million net restructuring charge and a special charge to cost of revenues of $34.8 million, directly resulting from the Company’s exit from SCSI hard drive production.

The third quarter of 2000 also includes a $14.8 million gain on the disposition of certain investment securities.

(4)	The fourth quarter of 2000 includes benefits for adjustments to tax and other accrual accounts of $19.5 million and $11.0 million, respectively.

During the fourth quarter of 2001, the Company recorded nonoperating charges of $52.4 million to adjust the carrying value of equity investments in and notes receivable from Komag and accruals of Komag contingent guarantees.

(5)	As a result of the adoption of Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, the Company changed its revenue recognition policy effective July 1, 2000 to recognize revenue on certain product shipments upon delivery rather than shipment and recorded a cumulative effect of change in accounting principle of $1.5 million in the first quarter of 2001. In accordance with the requirements of SAB 101, as a result of its adoption during the fourth quarter of 2001, previously reported quarterly information for 2001 has been restated.

The quarterly results presented have been reclassified to present the operations of Connex and SANavigator as discontinued.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Three years ended June 29, 2001
(in thousands)

	Allowance for
	Doubtful	Accrued
	Accounts	Warranty(1)

Balance at June 27, 1998	$15,926	$47,135

Charges to operations	2,632	153,000

Deductions	(21)	(121,948)

Balance at July 3, 1999	18,537	78,187

Charges to operations	945	77,719

Deductions	(6,221)	(85,341)

Balance at June 30, 2000	13,261	70,565

Charges to operations	1,218	39,736

Deductions	(1,181)	(57,831)

Balance at June 29, 2001	$13,298	$52,470

(1)	Accrued warranty includes amounts classified in non-current liabilities of $25.0 million at July 3, 1999, $30.2 million at June 30, 2000 and $21.5 million at June 29, 2001.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2001.

Item 11.  Executive Compensation

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions “Directors’ Compensation,” “Executive Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph” and “Separation and Change of Control Arrangements” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption “Security Ownership by Principal Shareholders and Management,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2001.

Item 13.  Certain Relationships and Related Transactions

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption “Security Ownership by Principal Shareholders and Management,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2001.

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

      Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly or majority owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end consolidated balance sheet.

           (3)  Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger to Form Holding Company, dated April 6, 2001, by and among the Company, Western Digital Technologies, Inc. (f/k/a Western Digital Corporation) and Western Digital Merger Sub, Inc.(25)
3.1	Amended and Restated Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(25)
3.2	Amended and Restated By-laws of the Company, adopted as of April 6, 2001(25)
4.1	Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated April 6, 2001, which includes as Exhibit A thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(25)
4.2	Form of Common Stock Certificate(1)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company(25)
4.4	Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A.(12)
4.4.1	Supplemental Indenture, dated as of April 6, 2001, between the Company and State Street Bank and Trust Company, N.A.(25)
4.7	The Company’s Zero Coupon Convertible Subordinated Debenture due 2018 and the Global Form of the Company’s Zero Coupon Convertible Subordinated Debenture due 2018 (which is identical to the Company’s Zero Coupon Convertible Subordinated Debenture due 2018, except for certain provisions as marked)(12)
10.1.4	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(15)*
10.1.5	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001*†
10.3	Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 18, 1999(22)*
10.3.1	First Amendment to the Western Digital Corporation 1993 Employee Stock Purchase Plan, dated April 6, 2001†*
10.10.1	Western Digital Corporation Deferred Compensation Plan, as amended and restated effective January 1, 1998(11)*
10.10.2	First Amendment to the Western Digital Corporation Deferred Compensation Plan, dated April 6, 2001*†
10.11	The Western Digital Corporation Executive Bonus Plan(4)*
10.11.1	Amendment No. 1 to the Western Digital Corporation Executive Bonus Plan(13)*
10.12	The Extended Severance Plan of the Registrant(4)*
10.12.1	Amendment No. 1 to the Company’s Extended Severance Plan(7)*
10.12.2	Western Digital Corporation Change of Control Severance Plan(26)*
10.13	Manufacturing Building Lease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of November 9, 1993(3)
10.16.1	Western Digital Long-Term Retention Plan, as amended July 10, 1997(10)*
10.16.2	Western Digital Corporation Executive Retention Plan(14)*
10.17	Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of September 1, 1991(2)

Exhibit
Number	Description

10.18	Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of October 12, 1992(2)
10.19	Retention Agreement effective September 21, 1998 between the Company and Teresa A. Hopp(20)*
10.21	The Company’s Non-Employee Directors Stock-For-Fees Plan, Amended and Restated as of January 27, 2000†*
10.21.1	First Amendment to the Company’s Non-Employee Directors Stock-For-Fees Plan, dated as of April 6, 2001†*
10.23	Lease by and between Serrano Jack, L.L.C., and Western Digital Corporation, dated May 30, 2000(23)
10.30	The Company’s Savings and Profit Sharing Plan(5)*
10.31	First Amendment to the Company’s Savings and Profit Sharing Plan(5)*
10.32	Second Amendment to the Company’s Savings and Profit Sharing Plan(6)*
10.32.1	Third Amendment to the Company’s Retirement Savings and Profit Sharing Plan(8)*
10.32.2	Fourth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(9)*
10.32.3	Fifth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(13)*
10.32.4	Sixth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(20)*
10.32.5	Seventh Amendment to the Company’s Retirement Savings and Profit Sharing Plan(20)*
10.32.6	Eighth Amendment of the Company’s Savings and Profit Sharing Plan, dated April 6, 2001†*
10.33	The Company’s Amended and Restated Stock Option Plan for Non-Employee Directors, amended as of May 25, 2000†*
10.33.1	First Amendment to the Company’s Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001†*
10.34	Western Digital Corporation Broad-Based Stock Incentive Plan(20)*
10.34.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001†*
10.37	Separation and Consulting Agreement dated October 1, 1999, by and between the Company and Charles A. Haggerty(18)*
10.39	Agreement dated July 6, 1999, by and between the Company and David W. Schafer(18)*
10.40	OEM Component Supply and Technology License Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(13)(16)
10.41	OEM Sales and Purchase Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(13)(16)
10.42	Asset Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated(17)(21)
10.43	Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated(17)(21)
10.44	Agreement dated October 7, 1999, by and between the Company and Russell R. Stern(19)*
10.45	Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees(19)*
10.45.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001†*
10.46	Amended and Restated Purchase Agreement dated February 23, 2000, by and between Western Digital Corporation and Mayo Foundation(20)

Exhibit
Number	Description

10.47	Credit Agreement, dated as of September 20, 2000, among Western Digital Technologies, Inc. and the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(24)
10.47.1	First Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of March 8, 2001†
10.47.2	Second Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of March 23, 2001†
10.47.3	Third Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of April 7, 2001†
10.48	Continuing Guaranty between the Company and General Electric Capital Corporation, dated as of April 7, 2001†
10.49	Agreement between the Company and Teresa Hopp, dated July 5, 2001†*
10.50	Connex, Inc. 1999 Stock Incentive Plan†*
10.51	Cameo Technologies, Inc. 2000 Stock Incentive Plan†*
10.52	Keen Personal Media, Inc. 2000 Stock Incentive Plan†*
10.53	SageTree, Inc. 2000 Stock Incentive Plan†*
21	Subsidiaries of the Company†
23	Consent of Independent Auditors†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on January 25, 1994.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 1995.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 18, 1996.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1996.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 1997.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 12, 1997.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 1, 1998.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 1998.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 1999.

(16)	Subject to confidentiality order dated October 2, 1998.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 1, 1999.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1999.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2000.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(21)	Subject to confidentiality order dated June 27, 2000.

(22)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-95499) as filed with the Securities and Exchange Commission on January 27, 2000.

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2000.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 2000.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 6, 2001.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 2001.

      (b)  Reports on Form 8-K:

      On April 6, 2001, the Company filed a current report on Form 8-K to announce its holding company organizational structure.

      On April 9, 2001, the Company filed a current report on Form 8-K to file a press release announcing its expectations of third quarter results to exceed earlier guidance.

      On April 30, 2001, the Company filed a current report on Form 8-K to file its press release dated April 26, 2001, announcing its third quarter results.

      On June 14, 2001, the Company filed a current report on Form 8-K to announce the sale of shares of its common stock in a private sale to an existing large institutional investor.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ MATTHEW E. MASSENGILL

Matthew E. Massengill
President and Chief Executive Officer

Dated: September 27, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2001.

Signature	Title

/s/ THOMAS E. PARDUN Thomas E. Pardun	Chairman of the Board

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ JOSEPH R. CARRILLO Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ PETER D. BEHRENDT Peter D. Behrendt	Director

/s/ I. M. BOOTH I. M. Booth	Director

/s/ KATHLEEN A. COTE Kathleen A. Cote	Director

/s/ HENRY T. DENERO Henry T. DeNero	Director

/s/ ROGER H. MOORE Roger H. Moore	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger to Form Holding Company, dated April 6, 2001, by and among the Company, Western Digital Technologies, Inc. (f/k/a Western Digital Corporation) and Western Digital Merger Sub, Inc.(25)
3.1	Amended and Restated Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(25)
3.2	Amended and Restated By-laws of the Company, adopted as of April 6, 2001(25)
4.1	Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent, dated April 6, 2001, which includes as Exhibit A thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(25)
4.2	Form of Common Stock Certificate(1)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company(25)
4.4	Indenture, dated as of February 18, 1998, between the Company and State Street Bank and Trust Company of California, N.A.(12)
4.4.1	Supplemental Indenture, dated as of April 6, 2001, between the Company and State Street Bank and Trust Company, N.A.(25)
4.7	The Company’s Zero Coupon Convertible Subordinated Debenture due 2018 and the Global Form of the Company’s Zero Coupon Convertible Subordinated Debenture due 2018 (which is identical to the Company’s Zero Coupon Convertible Subordinated Debenture due 2018, except for certain provisions as marked)(12)
10.1.4	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(15)*
10.1.5	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001*†
10.3	Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 18, 1999(22)*
10.3.1	First Amendment to the Western Digital Corporation 1993 Employee Stock Purchase Plan, dated April 6, 2001†*
10.10.1	Western Digital Corporation Deferred Compensation Plan, as amended and restated effective January 1, 1998(11)*
10.10.2	First Amendment to the Western Digital Corporation Deferred Compensation Plan, dated April 6, 2001*†
10.11	The Western Digital Corporation Executive Bonus Plan(4)*
10.11.1	Amendment No. 1 to the Western Digital Corporation Executive Bonus Plan(13)*
10.12	The Extended Severance Plan of the Registrant(4)*
10.12.1	Amendment No. 1 to the Company’s Extended Severance Plan(7)*
10.12.2	Western Digital Corporation Change of Control Severance Plan(26)*
10.13	Manufacturing Building Lease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of November 9, 1993(3)
10.16.1	Western Digital Long-Term Retention Plan, as amended July 10, 1997(10)*
10.16.2	Western Digital Corporation Executive Retention Plan(14)*
10.17	Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of September 1, 1991(2)

Exhibit
Number	Description

10.18	Sublease between Wan Tien Realty Pte Ltd and Western Digital (Singapore) Pte Ltd dated as of October 12, 1992(2)
10.19	Retention Agreement effective September 21, 1998 between the Company and Teresa A. Hopp(20)*
10.21	The Company’s Non-Employee Directors Stock-For-Fees Plan, Amended and Restated as of January 27, 2000†*
10.21.1	First Amendment to the Company’s Non-Employee Directors Stock-For-Fees Plan, dated as of April 6, 2001†*
10.23	Lease by and between Serrano Jack, L.L.C., and Western Digital Corporation, dated May 30, 2000(23)
10.30	The Company’s Savings and Profit Sharing Plan(5)*
10.31	First Amendment to the Company’s Savings and Profit Sharing Plan(5)*
10.32	Second Amendment to the Company’s Savings and Profit Sharing Plan(6)*
10.32.1	Third Amendment to the Company’s Retirement Savings and Profit Sharing Plan(8)*
10.32.2	Fourth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(9)*
10.32.3	Fifth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(13)*
10.32.4	Sixth Amendment to the Company’s Retirement Savings and Profit Sharing Plan(20)*
10.32.5	Seventh Amendment to the Company’s Retirement Savings and Profit Sharing Plan(20)*
10.32.6	Eighth Amendment of the Company’s Savings and Profit Sharing Plan, dated April 6, 2001†*
10.33	The Company’s Amended and Restated Stock Option Plan for Non-Employee Directors, amended as of May 25, 2000†*
10.33.1	First Amendment to the Company’s Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001†*
10.34	Western Digital Corporation Broad-Based Stock Incentive Plan(20)*
10.34.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001†*
10.37	Separation and Consulting Agreement dated October 1, 1999, by and between the Company and Charles A. Haggerty(18)*
10.39	Agreement dated July 6, 1999, by and between the Company and David W. Schafer(18)*
10.40	OEM Component Supply and Technology License Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(13)(16)
10.41	OEM Sales and Purchase Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(13)(16)
10.42	Asset Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated(17)(21)
10.43	Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Incorporated(17)(21)
10.44	Agreement dated October 7, 1999, by and between the Company and Russell R. Stern(19)*
10.45	Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees(19)*
10.45.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001†*
10.46	Amended and Restated Purchase Agreement dated February 23, 2000, by and between Western Digital Corporation and Mayo Foundation(20)

Exhibit
Number	Description

10.47	Credit Agreement, dated as of September 20, 2000, among Western Digital Technologies, Inc. and the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(24)
10.47.1	First Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of March 8, 2001†
10.47.2	Second Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of March 23, 2001†
10.47.3	Third Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of April 7, 2001†
10.48	Continuing Guaranty between the Company and General Electric Capital Corporation, dated as of April 7, 2001†
10.49	Agreement between the Company and Teresa Hopp, dated July 5, 2001†*
10.50	Connex, Inc. 1999 Stock Incentive Plan†*
10.51	Cameo Technologies, Inc. 2000 Stock Incentive Plan†*
10.52	Keen Personal Media, Inc. 2000 Stock Incentive Plan†*
10.53	SageTree, Inc. 2000 Stock Incentive Plan†*
21	Subsidiaries of the Company†
23	Consent of Independent Auditors†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 1992.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on January 25, 1994.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 1995.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 18, 1996.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1996.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 1997.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 1997.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 12, 1997.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-41423) as filed with the Securities and Exchange Commission on December 3, 1997.

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-52463) as filed with the Securities and Exchange Commission on May 12, 1998.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 1, 1998.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 1998.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 1999.

(16)	Subject to confidentiality order dated October 2, 1998.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 1, 1999.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1999.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2000.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(21)	Subject to confidentiality order dated June 27, 2000.

(22)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-95499) as filed with the Securities and Exchange Commission on January 27, 2000.

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2000.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 2000.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 6, 2001.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 2001.