Form 10-Q
period 2001-09-28
WESTERN DIGITAL CORP
filed 2001-11-13
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2001.

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-8703

WESTERN DIGITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0956711 (I.R.S. Employer Identification No.)

20511 Lake Forest Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 672-7000
REGISTRANT’S WEB SITE: http://www.westerndigital.com

N/A

Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of Common Stock, as of October 26, 2001, is 186,976,375.

WESTERN DIGITAL CORPORATION
INDEX

			PAGE NO.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations — Three-Month Periods Ended September 29, 2000 and September 28, 2001.	3

		Condensed Consolidated Balance Sheets — June 29, 2001 and September 28, 2001.	4

		Condensed Consolidated Statements of Cash Flows — Three-Month Periods Ended September 29, 2000 and September 28, 2001.	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	21

	Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures		23

     PART I.   FINANCIAL INFORMATION

     Item 1.   FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE-MONTH PERIOD ENDED

	SEP. 29,	SEP. 28,
	2000	2001

Revenues, net	$424,366	$440,943
Costs and expenses:
Cost of revenues	398,430	384,936
Research and development	32,001	31,541
Selling, general and administrative	29,523	28,636

Total costs and expenses	459,954	445,113

Operating loss	(35,588)	(4,170)
Net interest and other income (expense)	(1,632)	156

Loss from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	(37,220)	(4,014)
Discontinued operations:
Loss from discontinued operations	(8,045)	—
Gain on disposal of discontinued segments	—	24,532
Extraordinary gain from redemption of debentures	11,243	—
Cumulative effect of change in accounting principle	(1,504)	—

Net income (loss)	$(35,526)	$20,518

Basic and diluted income (loss) per common share:
Loss from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	$(.25)	$(.02)
Discontinued operations
Loss from discontinued operations	(.05)	—
Gain on disposal of discontinued segments	—	.13
Extraordinary gain	.07	—
Cumulative effect of change in accounting principle	(.01)	—

	$(.24)	$.11

Common shares used in computing per share amounts:
Basic and diluted	148,044	186,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	JUN. 29,	SEP. 28,
	2001	2001

		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$167,582	$200,582
Accounts receivable, less allowance for doubtful accounts of $13,298 at June 29, 2001 and $12,430 at September 28, 2001	127,767	212,085
Inventories	78,905	76,343
Prepaid expenses and other current assets	11,455	11,107

Total current assets	385,709	500,117
Property and equipment at cost, net	106,166	107,759
Other assets, net	15,777	11,569

Total assets	$507,652	$619,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,544	$319,015
Accrued expenses	82,741	80,943
Accrued warranty	30,943	30,297
Net liabilities of discontinued operations	2,118	—

Total current liabilities	340,346	430,255
Other liabilities	38,629	38,091
Convertible debentures	112,491	113,974
Minority interest	9,383	9,470
Shareholders’ equity:
Preferred stock, $.01 par value;
Authorized: 5,000 shares Outstanding: None	—	—
Common stock, $.01 par value; Authorized: 225,000 shares Outstanding: 192,800 shares at June 29, 2001 and September 28, 2001	1,928	1,928
Additional paid-in capital	731,694	729,320
Accumulated deficit	(581,720)	(561,202)
Accumulated other comprehensive income	3,112	1,581
Treasury stock-common stock at cost: 6,420 shares at June 29, 2001 and 5,988 shares at September 28, 2001	(148,211)	(143,972)

Total shareholders’ equity	6,803	27,655

Total liabilities and shareholders’ equity	$507,652	$619,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	THREE-MONTH PERIOD ENDED

	SEP. 29,	SEP. 28,
	2000	2001

Cash flows from operating activities:
Net income (loss)	$(35,526)	$20,518
Adjustments to reconcile net loss to net cash used for operating activities of continuing operations:
Gain on sale of discontinued segments	—	(24,532)
Loss from discontinued operations	8,045	—
Extraordinary gain on debenture redemptions	(11,243)	—
Depreciation and amortization	13,714	11,260
Non-cash interest expense	2,856	1,583
Other	—	2,000
Changes in assets and liabilities:
Accounts receivable	35,633	(84,318)
Inventories	(6,286)	2,562
Prepaid expenses and other assets	(985)	1,954
Accrued warranty	(6,159)	(2,025)
Accounts payable and accrued expenses	(54,045)	80,617
Other	(3,773)	(1,638)

Net cash provided by (used by) continuing operations	(57,769)	7,981

Cash flows from investing activities:
Capital expenditures, net	(10,541)	(12,013)
Proceeds from sales of marketable equity securities	14,979	—

Net cash provided by (used for) investing activities of continuing operations	4,438	(12,013)

Cash flows from financing activities:
Proceeds from ESPP shares issued and stock option exercises	2,970	1,562
Common stock issued for cash	42,081	—
Proceeds from minority investment in subsidiary	—	1,000

Net cash provided by financing activities of continuing operations	45,051	2,562
Net cash provided by (used for) discontinued operations	(8,792)	34,470

Net increase (decrease) in cash and cash equivalents	(17,072)	33,000
Cash and cash equivalents, beginning of period	184,021	167,582

Cash and cash equivalents, end of period	$166,949	$200,582

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$162	$689
Cash paid during the period for interest	32	229

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The accounting policies followed by the Company are set forth in Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended June 29, 2001.

In the opinion of management, all adjustments necessary to fairly state the condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 29, 2001.

The Company has a 52 or 53-week fiscal year and each fiscal month ends on the Friday nearest to the last day of the calendar month. All general references to years relate to fiscal years unless otherwise noted.

Certain prior periods’ amounts have been reclassified to conform to the current period presentation as a result of the adoption of Staff Accounting Bulletin 101 and the discontinuance of the Company’s Connex and SANavigator businesses.

2.	Supplemental Financial Statement Data (in thousands)

	JUN. 29,	SEP. 28,
	2001	2001

Inventories:
Finished goods	$48,123	$39,452
Work in process	8,888	27,141
Raw materials and component parts	21,894	9,750

	$78,905	$76,343

	THREE-MONTH
	PERIOD ENDED

	SEP. 29,	SEP. 28,
	2000	2001

Net Interest and Other Income (Expense):
Interest income	$1,841	$1,369
Interest and other expense	(3,091)	(2,130)
Realized investment losses	(738)	—
Minority interest in losses of consolidated subsidiary	356	917

	$(1,632)	$156

	THREE-MONTH
	PERIOD ENDED

	SEP. 29,	SEP. 28,
	2000	2001

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for redemption of convertible debentures	$37,565	$—

Redemption of convertible debentures for Company common stock, net of capitalized issuance costs	$48,808	$—

3.	Loss per Share

As of September 29, 2000 and September 28, 2001, 19.9 and 29.1 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. As of September 29, 2000 and September 28, 2001, an additional 6.6 and 4.0 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted loss per share. The effects of these items were not included in the computation of diluted loss per share as their effect would have been anti-dilutive to the basic loss per share from continuing operations.

4.	Common Stock Transactions

During the three months ended September 29, 2000, the Company issued approximately 686,000 shares of its common stock in connection with Employee Stock Purchase Plan (“ESPP”) purchases and 181,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $3.0 million. During the three months ended September 28, 2001, the Company issued approximately 514,000 shares of its common stock in connection with ESPP purchases and 12,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $1.6 million.

Under an existing shelf registration (the “equity facility”), the Company may issue shares of common stock to institutional investors for cash. Shares sold under the equity facility are at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During the three months ended September 29, 2000, the Company issued 8.8 million shares of common stock under the equity facility for net cash proceeds of $42.1 million. As of September 28, 2001, the Company had $167.7 million remaining under the equity facility.

During the three months ended September 29, 2000, the Company issued 6.3 million shares of common stock to redeem a portion of its 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) with a book value of $49.8 million, and an aggregate principal amount at maturity of $122.7 million. These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. The redemptions resulted in an extraordinary gain of $11.2 million during the three months ended September 29, 2000. As of September 28, 2001, the book value of the remaining outstanding Debentures was $114.0 million and the aggregate principal amount at maturity was $265.9 million.

5.	Credit Facility

The Company has a three-year Senior Credit Facility for its hard drive business, Western Digital Technologies, Inc. (“WDT”), which provides up to $125 million in revolving credit (subject to a borrowing base calculation), matures on September 20, 2003 and is secured by WDT’s accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

6.	Investment in Marketable Securities

As of September 28, 2001, the Company owned approximately 1.2 million shares of Vixel Corporation (“Vixel”) common stock. The Company has identified these shares as “available for sale” under the provisions of SFAS 115, and accordingly, the shares were marked to market value. At September 28, 2001, accumulated other comprehensive income consisted of an unrealized gain of $1.6 million from these shares. The aggregate book value of the shares was $1.6 million as of September 28, 2001, and the investment was classified as current.

7.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income is comprised of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115. The components of total comprehensive income (loss) for the three months ended September 29, 2000 and September 28, 2001 were as follows (in millions):

	THREE-MONTH
	PERIOD ENDED

	SEP. 29,	SEP. 28,
	2000	2001

Net income (loss)	$(35.5)	$20.5
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments, net	7.5	(1.5)

Total comprehensive income (loss)	$(28.0)	$19.0

8.	Business Segment

The Company’s primary segment is its hard drive business, WDT. In addition, the Company formed new business ventures in 1999, 2000 and 2001. The Company’s new business ventures have included Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”), SageTree, Inc. (“SageTree”), Keen Personal Media, Inc. (“Keen PM”), and Cameo Technologies, Inc. (“Cameo”). Connex was formed in 1999 to design and market network attached storage products. SANavigator was formed as a subsidiary of Connex in 2001 to develop and market storage area network (“SAN”) management software. SageTree was formed in 2000 to design and market packaged analytical software and related services for supply chain and product lifecycle applications. Keen PM was formed in 2000 to develop and sell interactive personal video recorder and set-top box software, services and hardware for broadband television content management and commerce. Cameo was formed in 2000 to develop technologies and services for delivering broadcast-quality video content to PC users. During the three months ended September 28, 2001, substantially all of the assets of Connex and SANavigator were sold and, accordingly, their operations were discontinued (See Note 9). The Company’s chief operating decision maker uses the segment information for WDT and the Company’s combined new business ventures to assess performance and to determine resource allocation. The continuing separate new business venture amounts do not meet the disclosure requirements of SFAS 131 and they have been combined and presented in an “all other” category, separate from the WDT segment results. General and corporate expenses of the Company are included in the WDT segment. The loss from discontinued operations of $8.0 million for the three months ended September 29, 2000 and the gain from the disposal of discontinued segments of $24.5 million for the three months ended September 28, 2001 have been excluded from the table below.

Segment information (in thousands):

	THREE-MONTH PERIOD			THREE-MONTH PERIOD
	ENDED SEP. 29, 2000			ENDED SEP. 28, 2001

	WDT	ALL OTHER	TOTAL	WDT	ALL OTHER	TOTAL

Revenues	$424,162	$204	$424,366	$440,406	$537	$440,943
Operating income (loss)	(27,529)	(8,059)	(35,588)	4,022	(8,192)	(4,170)
Total assets	492,825	14,827	507,652	610,048	9,397	619,445
Depreciation and amortization	12,724	990	13,714	10,775	485	11,260
Additions to property and equipment	9,537	1004	10,541	12,013	—	12,013

9.	Discontinued Operations

On July 1, 2001, the Company decided to discontinue its Connex and SANavigator businesses. Connex and SANavigator were separate major lines of business and legal entities with separate facilities, operations, management teams, and classes of end-user customers from the Company’s hard drive business. As such, the disposals have been accounted for as discontinued operations and, accordingly, the consolidated financial statements for the periods presented have been reclassified. On August 8, 2001 substantially all of the operating assets of Connex were sold to Quantum Corporation for cash proceeds of $11.0 million, and on September 21, 2001 substantially all of the operating assets of SANavigator were sold to McData Corporation for cash proceeds of $29.8 million. Approximately $4.1 million of the combined cash proceeds are held in escrow for one year pending expiration of customary indemnification periods and included in cash and cash equivalents on the accompanying balance sheet. As a result of these transactions, during the three months ended September 28, 2001 the Company recognized a gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses. At June 29,

2001, the net liabilities of discontinued operations consisted principally of individually immaterial amounts of inventories, fixed assets, accounts payable and accrued compensation. Revenues for the three months ended September 29, 2000 were $0.2 million for Connex and SANavigator combined.

10.	Legal Proceedings

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

On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, the Company filed its First Amended Complaint. The parties have begun discovery and expect that such discovery will continue for the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s subsidiaries may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In addition, the costs of prosecuting such litigation may be material, regardless of the outcome.

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

Overview

     Western Digital is a longtime leader and one of the pioneers of the data storage industry. Through significant reorganization of its hard drive business in 1999 and 2000 the Company has become one of the most cost-effective producers of hard drives in the industry. During that time, the Company also established a framework to apply its data storage core competencies to emerging markets and expand beyond the traditional market for hard drives through new business ventures and market areas, while maintaining its core business.

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

     The Company continuously evaluates opportunities to apply its data storage core competencies to emerging markets and to expand beyond traditional markets for hard drives through new business ventures meeting certain predefined criteria. The Company’s new business ventures have included Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”), SageTree, Inc. (“SageTree”), Keen Personal Media, Inc. (“Keen PM”) and Cameo Technologies, Inc. (“Cameo”). During the three months ended September 28, 2001, the Company discontinued the operations of both Connex and SANavigator, selling substantially all the assets of the two companies. The Company’s other new businesses have not yet generated significant revenue and the Company continues to evaluate their progress.

Results of Operations

Summary Comparison

     The following table sets forth, for the periods indicated, items in the Company’s statements of operations expressed as a percentage of total revenue. This table and the following discussion exclude the results of the discontinued Connex and SANavigator businesses.

	THREE- MONTH
	PERIOD ENDED

	SEP 29,	SEP 28,
	2000	2001

Revenues, net	100.0%	100.0%
Costs and expenses:
Cost of revenues	93.9	87.3
Research and development	7.5	7.1
Selling, general and administrative	7.0	6.5

Total costs and expenses	108.4	100.9

Operating loss	(8.4)	(0.9)
Net interest and other income (expense)	(0.4)	0.0

Loss from continuing operations	(8.8)%	(0.9)%

     The Company’s loss from continuing operations of $4.0 million for the three months ended September 28, 2001 decreased 89%, or $33.2 million, from the three months ended September 29, 2000. The decrease was due to a $31.5 million increase in operating income in the hard drive business and a $1.8 million decrease in interest and other expense, offset slightly by a $0.1 million increase in operating losses from new business ventures.

     Consolidated revenues were $440.9 million for the three months ended September 28, 2001, an increase of 4%, or $16.6 million, from the three months ended September 29, 2000. Revenues from new business ventures were not material for all periods presented. The increase in consolidated revenues resulted from a 6% increase in unit shipments, partially offset by a 2% decrease in average selling prices (ASP’s).

     Gross profit for the three months ended September 28, 2001 totaled $56.0 million, or 12.7% of revenue. This compares to a gross profit of $25.9 million, or 6.1% of revenue, for the three months ended September 29, 2000. The increase in the gross profit over the corresponding period of the prior year was primarily the result of cost reduction efforts and higher volume in the hard drive business, partially offset by lower ASP’s.

     Research and development (“R&D”) expense and selling, general and administrative (“SG&A”) expense for the three months ended September 28, 2001 was $31.5 million and $28.6 million, respectively. This compares to slightly higher R&D expense and SG&A expense of $32.0 million and $29.5 million, respectively, for the three months ended September 29, 2000.

     Net interest and other income (expense) for the three months ended September 28, 2001 was $0.2 million, compared to ($1.6) million for the three months ended September 29, 2000. The $1.8 million decrease in expense was primarily the result of lower interest expense due to redemptions during 2001 of the Company’s 5.25% zero coupon convertible debentures (the “Debentures”) and a $0.7 million loss on the disposition of certain investment securities during the three months ended September 29, 2000.

     The Company did not record an income tax benefit in any periods presented as no additional loss carrybacks were available and management deemed it “more likely than not” that the deferred tax benefits generated would not be realized.

     During the three months ended September 28, 2001, the Company decided to discontinue the operations of Connex and SANavigator and sold substantially all of the assets of these two businesses for a net gain of $24.5 million. Accordingly, the operating results of Connex and SANavigator for the three months ended September 29, 2000 and the net gain recognized on the sale of the businesses during the three months ended September 28, 2001 have been segregated from continuing operations and reported separately on the statements of operations as discontinued operations.

     During the three months ended September 29, 2000, the Company issued 6.3 million shares of common stock in exchange for $122.7 million in face value of the Debentures (with a book value of $49.8 million). These redemptions were private, individually negotiated, non-cash transactions with certain institutional investors. As a result of the redemptions, the Company recognized an extraordinary gain of $11.2 million during the three months ended September 29, 2000.

Liquidity and Capital Resources

     At September 28, 2001, the Company had cash and cash equivalents of $200.6 million as compared to $167.6 million at June 30, 2000. Net cash provided by continuing operations was $8.0 million during the three months ended September 28, 2001, as compared to net cash used for continuing operations of $57.8 million during the three months ended September 29, 2000. This $65.7 million improvement in cash provided by continuing operations consists of a $33.0 million improvement in the Company’s operating results, net of non-cash items, and a $32.7 million decrease in cash used to fund working capital and other asset growth. The improvement in operating results was due to significantly better performance by the Company’s hard drive business as a result of higher sales volume and improved cost management. The decrease in cash used to fund working capital and other asset growth is primarily due to a decrease in the conversion cycle. As the following chart indicates, the Company’s cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was reduced by 5 days for the three months ended September 28, 2001 compared to the corresponding period of the prior year.

	THREE- MONTH
	PERIOD ENDED

	SEP 29,	SEP 28,
	2000	2001

Cash Conversion Cycle:
Days Sales Outstanding	24	44
Days Inventory Outstanding	21	18
Days Payables Outstanding	(54)	(76)

	(9)	(14)

     The decrease in the cash conversion cycle was due primarily to the increase in DPO’s, which was the result of the Company's temporary extension of its payment terms with certain key vendors in order to manage cash in response to the increase in DSO’s. In addition, DPO's increased as a result of outstanding payables to a vendor with which the Company is involved in an unresolved contract dispute. The increase in DSO’s was the result of management’s decision to eliminate certain cash discount programs to customers during the period. DIO’s decreased due to improved sales and production linearity. The Company seeks to maintain a negative cash conversion cycle.

     Other uses of cash during the three months ended September 28, 2001 included net capital expenditures of $12.0 million, primarily to upgrade the Company’s desktop hard drive production capabilities and for normal replacement of existing assets. Other sources of cash during the period included $1.6 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases, and $1.0 million received by Keen PM from a minority investor.

     During the three months ended September 29, 2000, other uses of cash included net capital expenditures of $10.5 million. Other sources of cash during that period included proceeds of $15.0 million received upon the sale of marketable equity securities, $42.1 million received upon issuance of 8.8 million shares of the Company’s stock under the Company’s equity facility, and $3.0 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

     The Company has a three-year Senior Credit Facility for its hard drive business, Western Digital Technologies, Inc. (“WDT”), which provides up to $125 million in revolving credit (subject to a borrowing base calculation), matures on September 20, 2003 and is secured by WDT’s accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility.

     Under an existing shelf registration (the “equity facility”), the Company may issue shares of common stock to institutional investors for cash. Shares sold under the equity facility are at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During the three months ended September 29, 2000, the Company issued 8.8 million shares of common stock under the equity facility for net cash proceeds of $42.1 million. As of September 28, 2001, the Company had $167.7 million remaining under the equity facility.

     The Company may continue to incur operating losses during 2002. However, at September 28, 2001, the Company had a cash and cash equivalent balance of $200.6 million, working capital of $69.9 million and shareholders’ equity of $27.7 million. In addition, the Company has a Senior Credit Facility providing up to $125 million in revolving credit (subject to a borrowing base calculation). Furthermore, the Company has achieved significant reductions in manufacturing labor and overhead and operating expenses resulting from the sale in late 1999 of the Company’s media operations, the closure in 2000 of the Company’s two Singapore based manufacturing facilities and its Rochester design center, the disposal of its Connex and SANavigator businesses, and an overall reduction in worldwide headcount.

     Based on the above factors, the Company believes its current cash and cash equivalent balances and its existing credit facility will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the headings “Risk factors related to the hard drive industry in which we operate” and “Risk factors relating to Western Digital particularly.”

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

     During October 2001 the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on its consolidated financial position, results of operations or liquidity.

Risk factors related to the hard drive industry in which we operate

Our operating results depend on our being among the first-to-market and first-to-volume with our new products.

     To achieve consistent success with computer manufacturer customers we must be an early provider of next generation hard drives featuring leading technology and high quality. If we fail to:

•	consistently maintain or improve our time-to-market performance with our new products

•	produce these products in sufficient volume within our rapid product cycle

•	qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications

•	achieve acceptable manufacturing yields and costs with these products

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

     Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity, which typically lead to intense price competition. Recently, several competitor manufacturers and industry analysts have forecasted softening PC demand in the U.S. If intense price competition occurs as a result of softening demand, we may be forced to lower prices sooner and more than expected and transition to new products sooner than expected.

Changes in the markets for hard drives require us to develop new products.

     Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems, especially those systems priced below $1,000. Although we were late to market with a value line hard drive to serve the low-cost PC market, we are now offering such value line products at prices that we view as competitive.

However, if we are not able to continue to offer a competitively priced value line hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

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

     A majority of our revenue comes from a few customers. For example, during 2001, sales to our top 10 customers accounted for approximately 60% of revenues. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. For example, this occurred with our enterprise hard drive product line early in the third quarter of 2000 and is one of the factors which led to our decision to exit the enterprise hard drive market.

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

     In April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. In October 2001, we amended the volume purchase agreement to extend the initial term to six years. This strategic relationship has reduced our media component costs; however, it has increased our dependence on Komag as a supplier. Our future operating results may depend substantially on Komag’s ability to timely qualify its media components in our new development programs and to supply us with these components in sufficient volume to meet our production requirements. A significant disruption in Komag’s ability to manufacture and supply us with media could harm our operating results. Subsequent to June 29, 2001, Komag announced the voluntary filing for Chapter 11 reorganization. Komag further announced that it expects to continue its operations during the Chapter 11 process.

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

     As of September 28, 2001, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

	SEPTEMBER 28, 2001

		WEIGHTED
	CONTRACT	AVERAGE	UNREALIZED
	AMOUNT	CONTRACT RATE	GAIN (LOSS)

	(U.S. DOLLAR EQUIVALENT AMOUNTS)
FOREIGN CURRENCY FORWARD CONTRACTS:
British Pound Sterling	2.5	1.47	—

     During the three months ended September 29, 2000 and September 28, 2001, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s consolidated financial statements.

Disclosure About Other Market Risks

Fixed Interest Rate Risk

     At September 28, 2001, the market value of the Company’s 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $95.7 million, compared to the related book value of $114.0 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option.

     The Company has a note receivable from another company that carries a fixed rate of interest. Therefore, a significant change in interest rates would not cause this note to impact the Company’s consolidated financial statements.

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

Fair Value Risk

     The Company owns approximately 1.2 million shares of Vixel common stock. As of September 28, 2001, the market value of the Vixel shares was $1.6 million. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of September 28, 2001, a $1.6 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income. If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company’s results of operations. As a result of market conditions, the market value of the shares had increased from $1.6 million as of September 28, 2001 to $2.5 million as of October 24, 2001. Due to market fluctuations, a decline in the stock’s fair market value could occur.

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

     On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, the Company filed its First Amended Complaint. The parties have begun discovery and expect that such discovery will continue for the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s subsidiaries may be required to pay damages and other expenses, which may have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In addition, the costs of prosecuting such litigation may be material, regardless of the outcome.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.35.1	Western Digital Corporation Incentive Compensation Plan

10.43.1	First Amendment to Volume Purchase Agreement by and between Western Digital Corporation and Komag, Incorporated, dated October 5, 2001.

10.47.4	Fourth Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and
General Electric Capital Corporation and Bank of America, N.A., dated as of September 26, 2001.

(b)	Reports on form 8-K:

On July 30, 2001, the Company filed a current report on Form 8-K to file its press release dated July 25, 2001, announcing its financial results for its fourth quarter and 2001 fiscal year.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant

/s/	Scott Mercer

D. Scott Mercer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/	Joseph R. Carrillo

Joseph R. Carrillo Vice President and Corporate Controller (Principal Accounting Officer)

Date: November 12, 2001

EXHIBIT INDEX

10.35.1	Western Digital Corporation Incentive Compensation Plan

10.43.1	First Amendment to Volume Purchase Agreement by and between Western Digital Corporation and Komag, Incorporated, dated October 5, 2001.

10.47.4	Fourth Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of September 26, 2001.