Form 10-Q
period 2001-12-28
WESTERN DIGITAL CORP
filed 2002-02-08
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 2001.

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file number 1-8703

WESTERN DIGITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0956711 (I.R.S. Employer Identification No.)

20511 Lake Forest Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 672-7000
REGISTRANT’S WEB SITE: http://www.westerndigital.com

N/A

Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

     Number of shares outstanding of Common Stock, as of January 25, 2002, is 189,437,385.

WESTERN DIGITAL CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE-MONTH PERIOD ENDED

	DEC. 29,	DEC. 28,
	2000	2001

Revenues, net	$561,570	$574,670
Costs and expenses:
Cost of revenues	494,029	504,112
Research and development	33,617	31,293
Selling, general and administrative	31,925	29,675

Total costs and expenses	559,571	565,080

Operating income	1,999	9,590
Net interest and other income	839	3,105

Income from continuing operations before extraordinary gain (loss)	2,838	12,695
Loss from discontinued operations	(9,827)	—
Extraordinary gain (loss) from redemption of debentures	10,576	(101)

Net income	$3,587	$12,594

Basic income per common share:
Income from continuing operations before extraordinary gain (loss)	$.02	$.07
Loss from discontinued operations	(.06)	—
Extraordinary gain (loss)	.06	(.00)

	$.02	$.07

Diluted income per common share:
Income from continuing operations before extraordinary gain (loss)	$.02	$.07
Loss from discontinued operations	(.06)	—
Extraordinary gain (loss)	.06	(.00)

	$.02	$.07

Shares used in computing income per share amounts:
Basic	171,175	187,691

Diluted	173,171	191,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SIX-MONTH PERIOD ENDED

	DEC. 29,	DEC. 28,
	2000	2001

Revenues, net	$985,936	$1,015,613
Costs and expenses:
Cost of revenues	892,459	889,048
Research and development	65,618	62,834
Selling, general and administrative	61,448	58,311

Total costs and expenses	1,019,525	1,010,193

Operating income (loss)	(33,589)	5,420
Net interest and other income (expense)	(793)	3,261

Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	(34,382)	8,681
Discontinued operations:
Loss from discontinued operations	(17,872)	—
Gain on disposal of discontinued operations	—	24,532
Extraordinary gain (loss) from redemption of debentures	21,819	(101)
Cumulative effect of change in accounting principle	(1,504)	—

Net income (loss)	$(31,939)	$33,112

Basic income (loss) per common share:
Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	$(.22)	$.05
Discontinued operations
Loss from discontinued operations	(.11)	—
Gain on disposal of discontinued segments	—	.13
Extraordinary gain (loss)	.14	(.00)
Cumulative effect of change in accounting principle	(.01)	—

	$(.20)	$.18

Diluted income (loss) per common share:
Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	$(.22)	$.05
Discontinued operations
Loss from discontinued operations	(.11)	—
Gain on disposal of discontinued segments	—	.12
Extraordinary gain (loss)	.14	(.00)
Cumulative effect of change in accounting principle	(.01)	—

	$(.20)	$.17

Shares used in computing income (loss) per share amounts:
Basic	159,609	187,163

Diluted	159,609	189,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	JUN. 29,	DEC. 28,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$167,582	$193,317
Accounts receivable, less allowance for doubtful accounts of $13,298 at June 29, 2001 and $12,127 at December 28, 2001	127,767	222,822
Inventories	78,905	96,441
Prepaid expenses and other current assets	11,455	6,165

Total current assets	385,709	518,745
Property and equipment at cost, net	106,166	111,467
Other assets, net	15,777	5,437

Total assets	$507,652	$635,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,544	$323,330
Accrued expenses	82,741	82,037
Accrued warranty	30,943	32,548
Net liabilities of discontinued operations	2,118	—

Total current liabilities	340,346	437,915
Other liabilities	38,629	37,424
Convertible debentures	112,491	102,404
Minority interest	9,383	9,012
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized: 5,000 shares Outstanding: None	—	—
Common stock, $.01 par value; Authorized: 450,000 shares Outstanding: 192,800 shares at June 29, 2001 and 194,346 shares at December 28, 2001	1,928	1,944
Additional paid-in capital	731,694	731,064
Accumulated deficit	(581,720)	(548,608)
Accumulated other comprehensive income	3,112	2,179
Treasury stock-common stock at cost: 6,420 shares at June 29, 2001 and 5,409 shares at December 28, 2001	(148,211)	(137,685)

Total shareholders’ equity	6,803	48,894

Total liabilities and shareholders’ equity	$507,652	$635,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	SIX-MONTH PERIOD ENDED

	DEC. 29,	DEC. 28,
	2000	2001

Cash flows from operating activities:
Net income (loss)	$(31,939)	$33,112
Adjustments to reconcile net loss to net cash used for operating activities of continuing operations:
Gain on sale of discontinued segments	—	(24,532)
Loss from discontinued operations	17,872	—
Extraordinary (gain) loss on debenture redemptions	(21,819)	101
Depreciation and amortization	26,689	22,609
Non-cash interest expense	4,329	3,072
Other, net	738	(1,479)
Changes in assets and liabilities:
Accounts receivable	(13,128)	(95,091)
Inventories	1,109	(17,536)
Prepaid expenses and other assets	1,406	5,664
Accrued warranty	(9,747)	(1,447)
Accounts payable and accrued expenses	(29,242)	91,257
Other, net	(3,684)	(1,505)

Net cash provided by (used for) continuing operations	(57,416)	14,225

Cash flows from investing activities:
Capital expenditures, net	(26,849)	(26,038)
Proceeds from sales of marketable equity securities	14,979	—
Proceeds from recovery of Komag note receivable	—	9,000

Net cash used for investing activities of continuing operations	(11,870)	(17,038)

Cash flows from financing activities:
Proceeds from ESPP shares issued and stock option exercises	3,522	2,636
Common stock issued for cash	72,674	—
Cash used in debenture redemptions	—	(6,263)
Proceeds from minority investment in subsidiary	—	2,950
Proceeds from subsidiary bridge loan	5,000	—

Net cash provided by (used for) financing activities of continuing operations	81,196	(677)
Net cash provided by (used for) discontinued operations	(16,548)	29,225

Net increase (decrease) in cash and cash equivalents	(4,638)	25,735
Cash and cash equivalents, beginning of period	184,021	167,582

Cash and cash equivalents, end of period	$179,383	$193,317

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,089	$1,015
Cash paid during the period for interest	84	—

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

Certain prior periods’ amounts have been reclassified to conform to the current period presentation as a result of the adoption of Staff Accounting Bulletin No. 101 and related interpretations and the discontinuance of the Company’s Connex and SANavigator businesses.

2.	Supplemental Financial Statement Data (in thousands)

	JUN. 29,	DEC. 28,
	2001	2001

Inventories:
Finished goods	$48,123	$79,364
Work in process	8,888	12,929
Raw materials and component parts	21,894	4,148

	$78,905	$96,441

	THREE-MONTH		SIX-MONTH
	PERIOD ENDED		PERIOD ENDED

	DEC. 29,	DEC. 28,	DEC. 29,	DEC. 28,
	2000	2001	2000	2001

Net Interest and Other Income (Expense):
Interest income	$2,109	$983	$3,950	$2,352
Interest and other expense	(1,663)	(2,251)	(4,754)	(4,381)
Gains (losses) on investments, net (See note 6)	—	3,479	(738)	3,479
Minority interest in losses of consolidated subsidiaries	393	894	749	1,811

	$839	$3,105	$(793)	$3,261

	SIX-MONTH PERIOD ENDED

	DEC. 29,	DEC. 28,
	2000	2001

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for redemption of convertible debentures	$92,456	$6,592

Redemption of convertible debentures for Company common stock, net of capitalized issuance costs	$114,275	$6,377

3.	Income (loss) per Share

The following table illustrates the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	THREE-MONTH		SIX-MONTH
	PERIOD ENDED		PERIOD ENDED

	DEC. 29,	DEC. 28,	DEC. 29,	DEC. 28,
	2000	2001	2000	2001

Numerator for basic and diluted income (loss) per share:
Net income (loss)	$3,587	$12,594	$(31,939)	$33,112

Denominator:
Basic weighted average common shares outstanding	171,175	187,691	159,609	187,163
Incremental common shares attributable to exercise of outstanding options, warrants, stock awards and ESPP contributions	1,996	3,933	—	2,218

Diluted shares	173,171	191,624	159,609	189,381

Basic income (loss) per share	$.02	$.07	$(.20)	$.18

Diluted income (loss) per share	$.02	$.07	$(.20)	$.17

The computation of diluted income per share for the three months ended December 29, 2000 and December 28, 2001 excludes 22.9 and 25.4 million shares, respectively, relating to the possible exercise of outstanding stock options. The computation of diluted income (loss) per share for the six months ended December 29, 2000 and December 28, 2001 excludes 24.4 and 27.0 million shares, respectively, relating to the possible exercise of outstanding stock options. The computation of diluted income per share for the three months ended December 29, 2000 and December 28, 2001 excludes 4.1 and 3.5 million shares, respectively, issuable upon conversion of the convertible debentures. The computation of diluted income (loss) per share for the six months ended December 29, 2000 and December 28, 2001 excludes 5.3 and 3.7 million shares, respectively, issuable upon conversion of the convertible debentures. These items were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

4.	Common Stock Transactions

During the six months ended December 29, 2000, the Company issued approximately 686,000 shares of its common stock in connection with ESPP purchases and 343,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $3.5 million. During the six months ended December 28, 2001, the Company issued approximately 514,000 shares of its common stock in connection with ESPP purchases and 348,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $2.6 million.

Under preexisting shelf registrations (the “equity facility”), the Company issued shares of common stock to institutional investors for cash. Shares sold under the equity facility were at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During the six months ended December 29, 2000, the Company issued 14.5 million shares of common stock under the equity facility for net cash proceeds of $72.7 million. As of December 28, 2001, the Company had $167.7 million remaining under the equity facility. Subsequent to December 28, 2001, the Company withdrew the shelf registrations.

During the six months ended December 29, 2000, the Company issued 15.4 million shares of common stock to redeem a portion of its 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) with a book value of $116.6 million, and an aggregate principal amount at maturity of $286.9 million. During the six months ended December 28, 2001, the Company issued 1.5 million shares of common stock and $6.3 million in cash to redeem a portion of its Debentures with a book value of $13.0 million, and an aggregate principal amount at maturity of $30.0 million. These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in an extraordinary gain of $21.8 million during the six months ended December 29, 2000 and an extraordinary loss of $0.1 million during the six months ended December 28, 2001. As of December 28, 2001, the book value of the remaining outstanding Debentures was $102.4 million and the aggregate principal amount at maturity was $235.9 million.

5.	Credit Facility

The Company has a three-year Senior Credit Facility for its hard drive business, Western Digital Technologies, Inc. (“WDT”), which provides up to $125 million in revolving credit (subject to a borrowing base calculation), matures on September 20, 2003 and is secured by WDT’s accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of December 28, 2001, there were no borrowings under the facility.

6.	Investments

As of December 28, 2001, the Company owned approximately 1.2 million shares of Vixel Corporation (“Vixel”) common stock. The Company has identified these shares as “available for sale” under the provisions of SFAS 115, and accordingly, the shares were marked to market value. At December 28, 2001, accumulated other comprehensive income consisted of an unrealized gain of $2.2 million from these shares. The aggregate book value of the shares was $2.2 million as of December 28, 2001, and the investment was classified as current.

During the three months ended December 28, 2001, the Company recorded a $9.0 million cash recovery from its Komag note receivable that was written off during the fourth quarter of 2001. Also during the quarter, the Company recorded a $5.5 million non-cash loss on the write-down of certain cost-method investments that were determined to be impaired. The net amount of the recovery and write-downs is classified in the accompanying statement of operations in “Net interest and other income”.

7.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income is comprised of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115. The components of total comprehensive income (loss) for the three and six months ended December 29, 2000 and December 28, 2001 were as follows (in millions):

	THREE-MONTH		SIX-MONTH
	PERIOD ENDED		PERIOD ENDED

	DEC. 29,	DEC. 28,	DEC. 29,	DEC. 28,
	2000	2001	2000	2001

Net income (loss)	$3.6	$12.6	$(31.9)	$33.1
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments, net	(18.9)	0.6	(11.4)	(0.9)

Total comprehensive income (loss)	$(15.3)	$13.2	$(43.3)	$32.2

8.	Business Segments

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

The Company’s chief operating decision maker uses the segment information for WDT and the Company’s combined new business ventures to assess performance and to determine resource allocation. The new business venture amounts have been combined and presented in an “all other” category, separate from the WDT segment results. General and corporate expenses of the Company are included in the WDT segment. The loss from discontinued operations of $9.8 million and $17.9 million during the three and six months ended December 29, 2000, respectively, and the gain from the disposal of discontinued segments of $24.5 million during the six months ended December 28, 2001 have been excluded from the tables below.

Segment information (in thousands):

	THREE-MONTH PERIOD ENDED DEC. 29, 2000			THREE-MONTH PERIOD ENDED DEC. 28, 2001

	WDT	ALL OTHER	TOTAL	WDT	ALL OTHER	TOTAL

Revenues	$561,511	$59	$561,570	$574,313	$357	$574,670
Operating income (loss)	11,985	(9,986)	1,999	15,345	(5,755)	9,590
Total assets	571,818	17,497	589,315	629,285	6,364	635,649
Depreciation and amortization	11,999	976	12,975	10,827	522	11,349
Additions to property and equipment	16,265	40	16,305	14,025	—	14,025

	SIX-MONTH PERIOD ENDED DEC. 29, 2000			SIX-MONTH PERIOD ENDED DEC. 28, 2001

	WDT	ALL OTHER	TOTAL	WDT	ALL OTHER	TOTAL

Revenues	$985,673	$263	$985,936	$1,014,719	$894	$1,015,613
Operating income (loss)	(15,544)	(18,045)	(33,589)	19,367	(13,947)	5,420
Total assets	571,818	17,497	589,315	629,285	6,364	635,649
Depreciation and amortization	24,723	1,966	26,689	21,602	1,007	22,609
Additions to property and equipment	25,805	1,044	26,849	26,038	—	26,038

9.	Discontinued Operations

In July 2001, the Company decided to discontinue its Connex and SANavigator businesses. Connex and SANavigator were separate major lines of business and legal entities with separate facilities, operations, management teams, and classes of end-user customers from the Company’s hard drive business. As such, the disposals have been accounted for as discontinued operations and, accordingly, the consolidated financial statements for the periods presented have been reclassified. On August 8, 2001, substantially all of the operating assets of Connex were sold to Quantum Corporation for cash proceeds of $11.0 million, and on September 21, 2001 substantially all of the operating assets of SANavigator were sold to McData Corporation for cash proceeds of $29.8 million. Approximately $4.1 million of the combined cash proceeds are held in escrow for one year pending expiration of customary indemnification periods and included in cash and cash equivalents on the accompanying balance sheet. As a result of these transactions, during the three months ended September 28, 2001, the Company recognized a gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses. At June 29, 2001, the net liabilities of discontinued operations consisted principally of individually immaterial amounts of inventories, fixed assets, accounts payable and accrued compensation. Revenues for the three and six months ended December 29, 2000 were $0.1 million and $0.3 million, respectively, for Connex and SANavigator combined.

10.	Legal Proceedings

The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company’s legal proceedings described below. The “Company”, as used in this discussion, includes the Company’s operating subsidiary Western Digital Technologies, Inc. Litigation is inherently uncertain and may result in adverse rulings or judgments, or lead to settlements, that may, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In addition, the costs of defending such litigation, individually or in the aggregate, may be material, regardless of the outcome. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

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

On May 22, 2001, Cambrian Consultants, Inc. (“Cambrian”) filed a complaint against the Company in the United States District Court, Central District of California. The suit alleges infringement by the Company of a Cambrian patent. On July 20, 2001, the Company filed an answer denying the allegations contained in Cambrian’s complaint and a counter claim asserting that Cambrian’s patent was invalid. The Court ordered an accelerated discovery schedule and scheduled the case for trial on March 26, 2002. On January 4, 2002, the Company entered into a settlement agreement with Cambrian, settling all claims in the litigation, and on January 7, 2002 the Court entered a dismissal of the action. The settlement was not material to the Company’s consolidated financial position, results of operations or liquidity.

On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million. Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million. On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, the Company filed its First Amended Complaint. Cirrus demurred to the First Amended Complaint, and on December 18, 2001, the Court denied Cirrus’ demurrer. On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against the Company and its Malaysian subsidiary in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel chips purchased from Cirrus that is disputed by the Company. On December 20, 2001, the Court granted Cirrus’ Applications but required Cirrus to post undertakings in the amount of $0.5 million on each Writ before issuance. Neither the Right to Attach Orders nor the Writs of Attachment have been filed by Cirrus or issued by the Court as the Company and its Malaysian subsidiary are in discussions with Cirrus concerning a negotiated posting of security in satisfaction of Cirrus’ Writs. If the parties are unable to reach agreement, the Company and its Malaysian subsidiary will comply with the Court’s final order. The parties have begun discovery and expect that such discovery will continue for the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

In November 2001, Dynacore Holding Corporation (“Dynacore”) filed suit against the Company and several other defendants in the United States District Court for the Southern District of New York. The suit alleges that the Company’s 1394 external hard drives fall within the scope of the subject matter of Dynacore’s patent covering communication between nodes within a network, wherein nodes have both enhanced and common capabilities. During January 2002, the Company filed an answer denying Dynacore’s complaint and alleged counterclaims. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

     The following discussion of the Company’s results of operations includes the results of its continuing new ventures (see also footnote 8 to the condensed consolidated financial statements). The operating losses of the new ventures consist principally of research and development and selling, general and administrative costs. These operating losses have decreased from $10.0 million for the three months ended December 29, 2000 to $5.8 million for the three months ended December 28, 2001 due to expense reduction efforts. The operating losses of the new ventures have decreased from $18.0 million for the six months ended December 29, 2000 to $13.9 million for the six months ended December 28, 2001, also due to expense reduction efforts.

Results of Operations

Summary Comparison

     The following table sets forth, for the periods indicated, items in the Company’s statements of operations expressed as a percentage of total revenue. This table and the following discussion exclude the results of the discontinued Connex and SANavigator businesses.

	THREE- MONTH		SIX- MONTH
	PERIOD ENDED		PERIOD ENDED

	DEC 29,	DEC 28,	DEC 29,	DEC 28,
	2000	2001	2000	2001

Revenues, net	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	88.0	87.7	90.5	87.5
Research and development	6.0	5.4	6.7	6.2
Selling, general and administrative	5.6	5.2	6.2	5.8

Total costs and expenses	99.6	98.3	103.4	99.5

Operating income (loss)	0.4	1.7	(3.4)	0.5
Net interest and other income (expense)	0.1	0.5	(0.1)	0.3

Income (loss) from continuing operations	0.5%	2.2%	(3.5)%	0.8%

     The Company’s income from continuing operations of $12.7 million for the three months ended December 28, 2001 increased by $9.9 million from the three months ended December 29, 2000 and $16.7 million from the immediately preceding quarter. The increase in income from continuing operations as compared to the corresponding period of the prior year was due to a $3.4 million increase in operating income in the hard drive business, a $4.2 million decrease in operating losses from new business ventures and a $2.3 million increase in interest and other income. The increase as compared to the immediately preceding quarter was due to an $11.4 million increase in operating income in the hard drive business, a $2.4 million decrease in operating losses from new business ventures and a $2.9 million increase in interest and other income. The Company’s income from continuing operations of $8.7 million for the six months ended December 28, 2001 increased by $43.1 million, or 125%, from the six months ended December 29, 2000. The increase was due to a $34.9 million increase in operating income in the hard drive business, a $4.1 million decrease in operating losses from new business ventures and a $4.1 million increase in interest and other income.

     Consolidated revenues were $574.7 million for the three months ended December 28, 2001, an increase of 2%, or $13.1 million, from the three months ended December 29, 2000 and an increase of 30%, or $133.7 million, from the immediately preceding quarter. The increase in consolidated revenues as compared to the corresponding period of the prior year resulted from a 25% increase in unit shipments, partially offset by an 18% decrease in average selling prices (ASP’s). The increase in consolidated revenues as compared to the immediately preceding quarter resulted from a 43% increase in unit shipments, partially offset by a 9% decrease in ASP’s. Consolidated revenues were $1,015.6 million for the six months ended December 28, 2001, an increase of 3%, or $29.7 million, from the six months ended December 29, 2000. The increase in consolidated revenues resulted from a 16% increase in unit shipments, partially offset by an 11% decrease in ASP’s. Revenues from new business ventures were not material for all periods presented.

     Gross profit for the three months ended December 28, 2001 totaled $70.6 million, or 12.3% of revenue. This compares to a gross profit of $67.5 million, or 12.0% of revenue, for the three months ended December 29, 2000 and gross profit of $56.0 million, or 12.7% of revenue, for the immediately preceding quarter. Gross profit for the six months ended December 28, 2001 totaled $126.6 million, or 12.5% of revenue. This compares to a gross profit of $93.5 million, or 9.5% of revenue, for the six months ended December 29, 2000. The increase in the gross profit over the corresponding three and six-month periods of the prior year was primarily the result of cost reduction efforts and higher volume in the hard drive business, partially offset by lower ASP’s. The decrease in gross margin percentage over the immediately preceding quarter was primarily the result of a change in the mix of products shipped.

     Research and development (“R&D”) expense for the three months ended December 28, 2001 was $31.3 million, a decrease of $2.3 million from the three months ended December 29, 2000 and a decrease of $0.2 million from the immediately preceding quarter. The decrease in R&D expense from the corresponding period of the prior year was primarily due to expense reduction efforts in the new business ventures. The decrease in R&D expense from the immediately preceding quarter was primarily due to expense reduction efforts in the new business ventures, partially offset by an increase in expense in the hard drive business directly related to the increase in volume and revenues. R&D expense for the six months ended December 28, 2001 was $62.8 million, a decrease of $2.8 million from the corresponding period of the prior year. The decrease was primarily due to expense reduction efforts, partially offset by an increase in expense directly related the increase in volume and revenues.

     Selling, general and administrative (“SG&A”) expense for the three months ended December 28, 2001 was $29.7 million, a decrease of $2.3 million from the three months ended December 29, 2000 and an increase of $1.0 million from the immediately preceding quarter. SG&A expense for the six months ended December 28, 2001 was $58.3 million, a decrease of $3.1 million from the corresponding period of the prior year. The decrease in SG&A expense from the corresponding three and six-month periods of the prior year was primarily due to expense reduction efforts in the hard drive business and the new business ventures. The increase in SG&A expense from the immediately preceding quarter was primarily due to an increase in expense in the hard drive business directly related to the increase in volume and revenues, partially offset by expense reduction efforts in the new business ventures.

     Net interest and other income (expense) for the three months ended December 28, 2001 was $3.1 million, compared to $0.8 million for the three months ended December 29, 2000 and $0.2 million for the immediately preceding quarter. The increase in income from the corresponding period of the prior year and the immediately preceding quarter was primarily the result of net investment gains of $3.5 million, consisting of a $9.0 million cash recovery from its Komag note receivable and a $5.5 million write-down of certain cost-method investments which were determined to be impaired, offset by a decrease in net interest income due to lower interest rates. Net interest and other income (expense) for the six months ended December 28, 2001 was $3.3 million, compared to ($0.8) million for the six months ended December 29, 2000. The increase in income was primarily the result of an increase in net investment gains and minority interests in losses of consolidated subsidiaries, partially offset by lower net interest income.

     During the three months ended September 28, 2001, the Company decided to discontinue the operations of Connex and SANavigator and sold substantially all of the assets of these two businesses for a net gain of $24.5 million. Accordingly, the operating results of Connex and SANavigator for the periods reported and the net gain recognized on the sale of the businesses during the six months ended December 28, 2001 have been segregated from continuing operations and reported separately on the statements of operations as discontinued operations.

     During the six months ended December 28, 2001, the Company issued 1.5 million shares of common stock and $6.3 million in cash in exchange for $30.0 million in face value of the Debentures (with a book value of $13.0 million). During the corresponding period of the prior year, the Company issued 15.4 million shares of common stock in exchange for $286.9 million in face value of the Debentures (with a book value of $116.6 million). These redemptions were private, individually negotiated transactions with certain institutional investors. As a result of the redemptions, the Company recognized an extraordinary loss of $0.1 million for the three and six months ended December 28, 2001 and extraordinary gains of $10.6 million and $21.8 million for the three and six months ended December 29, 2000, respectively.

Liquidity and Capital Resources

     At December 28, 2001, the Company had cash and cash equivalents of $193.3 million as compared to $167.6 million at June 29, 2001. Net cash provided by continuing operations was $14.2 million during the six months ended December 28, 2001, as compared to net cash used for continuing operations of $57.4 million during the six months ended December 29, 2000. This $71.6 million improvement in cash provided by continuing operations consists of a $37.0 million improvement in the Company’s operating results, net of non-cash items, and a $34.6 million decrease in cash used to fund working capital requirements. The improvement in operating results is due to significantly better performance by the Company’s hard drive business as a result of higher sales volume and improved cost management. The decrease in cash used to fund working capital requirements is primarily due to a decrease in cash used to settle restructuring and other special charge accruals resulting from transactions during 2000. In addition, the Company’s cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was reduced by 2 days for the six months ended December 28, 2001 compared to the corresponding period of the prior year.

     Other uses of cash during the six months ended December 28, 2001 included net capital expenditures of $26.0 million, primarily to upgrade the Company’s desktop hard drive production capabilities and for normal replacement of existing assets, and $6.3 million for debenture redemptions. Other sources of cash during the period included $9.0 million received from the sale of remaining Komag assets, $3.0 million received by the Company’s subsidiaries from minority investors and $2.6 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

     During the six months ended December 29, 2000, other uses of cash included net capital expenditures of $26.8 million. Other sources of cash during that period included proceeds of $15.0 million received upon the sale of marketable equity securities, $72.7 million received upon issuance of 14.5 million shares of the Company’s stock under the Company’s equity facility, $5.0 million received from a third-party bridge loan to one of the Company’s subsidiaries and $3.5 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

     The Company has a three-year Senior Credit Facility for its hard drive business, Western Digital Technologies, Inc. (“WDT”), which provides up to $125 million in revolving credit (subject to a borrowing base calculation), matures on September 20, 2003 and is secured by WDT’s accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility. The Company is in discussions with Cirrus Logic, Inc. (“Cirrus”) concerning a negotiated posting of $25 million security for accounts payable to Cirrus, which are included in the Company’s balance sheet, that the Company is disputing in its litigation against Cirrus (See Part II, Item 1 — Legal Proceedings). If the Company decides to issue a letter of credit in favor of Cirrus to secure this payable, the availability under the Senior Credit Facility would be reduced by a corresponding amount.

     During the six months ended December 29, 2000, the Company issued 14.5 million shares of common stock under preexisting shelf registrations for net cash proceeds of $72.7 million. During the six months ended December 28, 2001, no common stock was issued under the shelf registrations. Subsequent to December 28, 2001, the Company withdrew these shelf registrations as management determined they would not be utilized in the foreseeable future.

     At December 28, 2001, the Company had cash and cash equivalents of $193.3 million, working capital of $80.8 million and shareholders’ equity of $48.9 million. In addition, the Company has a Senior Credit Facility providing up to $125 million in revolving credit. Furthermore, the Company has achieved significant reductions in manufacturing labor and overhead and operating expenses resulting from the sale in late 1999 of the Company’s media operations, the closure in 2000 of the Company’s two Singapore based manufacturing facilities and its Rochester design center, the disposal of its Connex and SANavigator businesses, and an overall reduction in worldwide headcount.

     Based on the above factors, the Company believes its current cash and cash equivalents and its existing credit facility will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the headings “Risk factors related to the hard drive industry in which we operate” and “Risk factors relating to Western Digital particularly.”

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

     The price of hard drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, result in significant and rapid shifts in market share among the industry’s major participants. For example, during 1998 and 1999, we lost significant share of the desktop market. During the first quarter of 2000, the Company lost market share as a result of a previously announced product recall; since then we have recovered significant market share, although our share is still significantly below its 1997 level.

Our prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard drives.

     Demand for our hard drives depends on the demand for computer systems manufactured by our customers and on storage upgrades to existing systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity, which typically lead to intense price competition. During calendar year 2001, the industry experienced weak PC demand in the U.S. and other markets, and forecasts for calendar year 2002 are cautious. If intense price competition occurs as a result of weak demand, we may be forced to lower prices sooner and more than expected, which could result in lower revenues.

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

     The PC market is fragmenting into a variety of computing devices and products. Some of these products, such as Internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. For the quarter ended December 28, 2001 more than 10% of our unit sales were for consumer products other than computers, primarily gaming devices. If we are not successful in using our hard drive technology and expertise to develop new products for these emerging markets, it will likely harm our operating results.

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

     Because we do not manufacture any of the components in our hard drives, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could harm us more severely than our competitors, some of whom manufacture certain of the components for their hard drives. A number of the components used by us are available from only a single or limited number of qualified outside suppliers. If a component is in short supply, or a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. This occurred in September 1999 when we had to shut down our Caviar product line production for approximately two weeks as a result of a faulty power driver chip that was sole-sourced from a third-party supplier.

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

     In April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. In October 2001, we amended the volume purchase agreement to extend the initial term to six years. This strategic relationship has reduced our media component costs; however, it has increased our dependence on Komag as a supplier. Our future operating results may depend substantially on Komag’s ability to timely qualify its media components in our new development programs and to supply us with these components in sufficient volume to meet our production requirements. A significant disruption in Komag’s ability to manufacture and supply us with media could harm our operating results. Komag is currently in Chapter 11 reorganization proceedings, during which it is continuing its operations.

To develop new products we must maintain effective partner relationships with our strategic component suppliers.

     Under our “virtual vertical integration” business model, we do not manufacture any of the parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers and manage difficult scheduling and delivery problems. Although we believe that our relationships with our current strategic suppliers are good, we are currently engaged in litigation with Cirrus, which until this year was the sole source of read-channel chips for our hard drives. As a result of the disputes that gave rise to the litigation, our business operations were at risk until another supplier could be designed into our products.

We have only one high-volume manufacturing facility, which subjects us to the risk of damage or loss of the facility.

     Most of our manufacturing volume comes from one facility in Malaysia. We have recently acquired a second, smaller manufacturing facility in Thailand. A fire, flood, earthquake or other disaster or condition affecting our Malaysian facility would result in a loss of sales and revenue and harm our operating results.

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

     We are developing storage devices and content management software for the emerging broadband television market through our Keen PM subsidiary. We will be facing the challenge of developing products for a market that is still evolving and subject to rapid changes and shifting consumer preferences. There are several competitors that have also entered this emerging market, and there is no assurance that the market for digital storage devices for television and other audio-visual content will materialize or support all of these competitors.

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

     In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the stock prices of many high technology companies. These fluctuations are often unrelated to the operating performance of the companies.

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

     We have zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) that, at the holder’s option, will be repurchased by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of repurchase. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option. The issuance of stock to redeem the bonds could be dilutive to the existing stockholders.

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

     As of December 28, 2001, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

	DECEMBER 28, 2001

		WEIGHTED
	CONTRACT	AVERAGE	UNREALIZED
	AMOUNT	CONTRACT RATE	GAIN (LOSS)

	(U.S. DOLLAR EQUIVALENT AMOUNTS)
FOREIGN CURRENCY FORWARD CONTRACTS:
British Pound Sterling	1.1	1.45	—

     During the three and six months ended December 29, 2000 and December 28, 2001, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s consolidated financial statements.

Disclosure About Other Market Risks

Fixed Interest Rate Risk

     At December 28, 2001, the market value of the Company’s 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $102.6 million, compared to the related book value of $102.4 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option.

     The Company has a note receivable from another company that carries a fixed rate of interest. Therefore, a significant change in interest rates would not cause this note to impact the Company’s consolidated financial statements.

Variable Interest Rate Risk

     At the option of WDT, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only borrowing facility that does not have a fixed-rate of interest. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the Senior Credit Facility.

Fair Value Risk

     The Company owns approximately 1.2 million shares of Vixel common stock. As of December 28, 2001, the market value of the Vixel shares was $2.2 million. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of December 28, 2001, a $2.2 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income. If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company’s results of operations. As a result of market conditions, the market value of the shares had increased from $2.2 million as of December 28, 2001 to $4.4 million as of January 25, 2002. Due to market fluctuations, a decline in the stock’s fair market value could occur.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company’s legal proceedings described below. The “Company”, as used in this discussion, includes the Company’s operating subsidiary Western Digital Technologies, Inc. Litigation is inherently uncertain and may result in adverse rulings or judgments, or lead to settlements, that may, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In addition, the costs of defending such litigation, individually or in the aggregate, may be material, regardless of the outcome. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

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

     On May 22, 2001, Cambrian Consultants, Inc. (“Cambrian”) filed a complaint against the Company in the United States District Court, Central District of California. The suit alleges infringement by the Company of a Cambrian patent. On July 20, 2001, the Company filed an answer denying the allegations contained in Cambrian’s complaint and a counter claim asserting that Cambrian’s patent was invalid. The Court ordered an accelerated discovery schedule and scheduled the case for trial on March 26, 2002. On January 4, 2002, the Company entered into a settlement agreement with Cambrian, settling all claims in the litigation, and on January 7, 2002 the Court entered a dismissal of the action. The settlement was not material to the Company’s consolidated financial position, results of operations or liquidity.

     On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million. Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million. On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, the Company filed its First Amended Complaint. Cirrus demurred to the First Amended Complaint, and on December 18, 2001, the Court denied Cirrus’ demurrer. On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against the Company and its Malaysian subsidiary in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel chips purchased from Cirrus that is disputed by the Company. On December 20, 2001, the Court granted Cirrus’

Applications but required Cirrus to post undertakings in the amount of $0.5 million on each Writ before issuance. Neither the Right to Attach Orders nor the Writs of Attachment have been filed by Cirrus or issued by the Court as the Company and its Malaysian subsidiary are in discussions with Cirrus concerning a negotiated posting of security in satisfaction of Cirrus’ Writs. If the parties are unable to reach agreement, the Company and its Malaysian subsidiary will comply with the Court’s final order. The parties have begun discovery and expect that such discovery will continue for the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

     In November 2001, Dynacore Holding Corporation (“Dynacore”) filed suit against the Company and several other defendants in the United States District Court for the Southern District of New York. The suit alleges that the Company’s 1394 external hard drives fall within the scope of the subject matter of Dynacore’s patent covering communication between nodes within a network, wherein nodes have both enhanced and common capabilities. During January 2002, the Company filed an answer denying Dynacore’s complaint and alleged counterclaims. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended December 28, 2001, the Company engaged in transactions pursuant to which it exchanged an aggregate principal amount at maturity of $30.0 million of the Company’s Zero Coupon Convertible Subordinated Debentures due 2018, for an aggregate of 1,546,296 shares of the Company’s common stock and $6,262,500 in cash. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof, as exchanges of securities by the Company with its existing security holders. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. These exchanges were consummated in private, individually negotiated transactions with institutional investors.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on November 29, 2001. The shareholders elected the following seven directors to hold office until the next annual meeting and until their successors are elected and qualified:

	Number of Votes

	For	Withheld

Peter D. Behrendt	166,627,844	1,389,329
I. M. Booth	166,597,198	1,419,975
Kathleen A. Cote	166,564,640	1,452,533
Henry T. DeNero	166,697,954	1,319,219
Matthew E. Massengill	166,765,869	1,251,304
Roger H. Moore	166,719,441	1,297,732
Thomas E. Pardun	166,683,598	1,333,575

     In addition, the shareholders approved the following proposals:

		Number of Votes

		For	Against	Abstentions

1.	To approve the amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 225,000,000 to 450,000,000 shares	151,686,082	15,887,884	443,207

2.	To ratify the selection of KPMG LLP as independent accountants for the Company for the fiscal year ended June 28, 2002.	166,970,052	631,860	415,261

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.47.5	Fifth Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of December 21, 2001.*
10.54	Letter agreement dated October 19, 2001, by and between the Company and D. Scott Mercer.

(b)	Reports on form 8-K:

On October 25, 2001, the Company filed a current report on Form 8-K to file its press release dated October 25, 2001, announcing its financial results for its first quarter of the 2002 fiscal year.

*	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant

/s/ Scott Mercer D. Scott Mercer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo Joseph R. Carrillo Vice President and Corporate Controller (Principal Accounting Officer)

Date: February 8, 2002

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.47.5	Fifth Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of December 21, 2001.*
10.54	Letter agreement dated October 19, 2001, by and between the Company and D. Scott Mercer.

*	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.