Form 10-Q
period 2002-03-29
WESTERN DIGITAL CORP
filed 2002-05-06
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2002.

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________

Commission file number 1-8703

WESTERN DIGITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0956711 (I.R.S. Employer Identification No.)

20511 Lake Forest Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 672-7000
REGISTRANT’S WEB SITE: http://www.westerndigital.com

N/A

Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Number of shares outstanding of Common Stock, as of April 26, 2002, is 192,088,108.

WESTERN DIGITAL CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE-MONTH PERIOD ENDED

	MAR. 30,	MAR. 29,
	2001	2002

Revenues, net	$511,723	$594,867
Costs and expenses:
Cost of revenues	448,428	513,849
Research and development	32,085	33,206
Selling, general and administrative	30,225	29,760

Total costs and expenses	510,738	576,815

Operating income	985	18,052
Net interest and other income (expense)	52	(492)

Income from continuing operations before income tax benefit and extraordinary gain	1,037	17,560
Income tax benefit	—	1,624

Income from continuing operations before extraordinary gain	1,037	19,184
Loss from discontinued operations	(7,156)	—
Extraordinary gain from redemption of debentures	371	14

Net income (loss)	$(5,748)	$19,198

Basic income (loss) per common share:
Income from continuing operations before extraordinary gain	$.01	$.10
Loss from discontinued operations	(.04)	—
Extraordinary gain	.00	.00

	$(.03)	$.10

Diluted income (loss) per common share:
Income from continuing operations before extraordinary gain	$.01	$.10
Loss from discontinued operations	(.04)	—
Extraordinary gain	.00	.00

	$(.03)	$.10

Shares used in computing income per share amounts:
Basic	176,250	190,091

Diluted	177,618	198,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	NINE-MONTH PERIOD ENDED

	MAR. 30,	MAR. 29,
	2001	2002

Revenues, net	$1,497,659	$1,610,480
Costs and expenses:
Cost of revenues	1,340,887	1,402,897
Research and development	97,703	96,040
Selling, general and administrative	91,673	88,071

Total costs and expenses	1,530,263	1,587,008

Operating income (loss)	(32,604)	23,472
Net interest and other income (expense)	(741)	2,769

Income (loss) from continuing operations before income tax benefit, extraordinary gain (loss) and cumulative effect of change in accounting principle	(33,345)	26,241
Income tax benefit	—	1,624

Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	(33,345)	27,865
Discontinued operations:
Loss from discontinued operations	(25,028)	—
Gain on disposal of discontinued operations	—	24,532
Extraordinary gain (loss) from redemption of debentures	22,190	(87)
Cumulative effect of change in accounting principle	(1,504)	—

Net income (loss)	$(37,687)	$52,310

Basic income (loss) per common share:
Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	$(.20)	$.15
Discontinued operations
Loss from discontinued operations	(.15)	—
Gain on disposal of discontinued operations	—	.13
Extraordinary gain (loss)	.13	(.00)
Cumulative effect of change in accounting principle	(.01)	—

	$(.23)	$.28

Diluted income (loss) per common share:
Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	$(.20)	$.14
Discontinued operations
Loss from discontinued operations	(.15)	—
Gain on disposal of discontinued segments	—	.13
Extraordinary gain (loss)	.13	(.00)
Cumulative effect of change in accounting principle	(.01)	—

	$(.23)	$.27

Shares used in computing income (loss) per share amounts:
Basic	165,156	188,139

Diluted	165,156	192,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	JUN. 29,	MAR. 29,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$167,582	$226,487
Accounts receivable, less allowance for doubtful accounts of $13,298 at June 29, 2001 and $8,811 at March 29, 2002	127,767	186,173
Inventories	78,905	94,513
Prepaid expenses and other current assets	11,455	17,388

Total current assets	385,709	524,561
Property and equipment at cost, net	106,166	110,742
Other assets, net	15,777	2,155

Total assets	$507,652	$637,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,544	$316,932
Accrued expenses	82,741	73,132
Accrued warranty	30,943	28,471
Net liabilities of discontinued operations	2,118	—

Total current liabilities	340,346	418,535
Other liabilities	38,629	39,968
Convertible debentures	112,491	89,517
Minority interest	9,383	—
Shareholders’ equity:
Preferred stock, $.01 par value;
Authorized: 5,000 shares Outstanding: None	—	—
Common stock, $.01 par value; Authorized: 450,000 shares
Outstanding: 192,800 shares at June 29, 2001 and 195,437 shares at March 29, 2002	1,928	1,955
Additional paid-in capital	731,694	719,019
Accumulated deficit	(581,720)	(529,410)
Accumulated other comprehensive income	3,112	4,094
Treasury stock-common stock at cost: 6,420 shares at June 29, 2001 and 3,648 shares at March 29, 2002	(148,211)	(106,220)

Total shareholders’ equity	6,803	89,438

Total liabilities and shareholders’ equity	$507,652	$637,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE-MONTH PERIOD ENDED

	MAR. 30,	MAR. 29,
	2001	2002

Cash flows from operating activities:
Net income (loss)	$(37,687)	$52,310
Adjustments to reconcile net loss to net cash used for operating activities of continuing operations:
Gain on sale of discontinued operations	—	(24,532)
Loss from discontinued operations	25,028	—
Extraordinary (gain) loss on debenture redemptions	(22,190)	87
Depreciation and amortization	39,531	34,324
Non-cash interest expense	5,912	4,446
Other, net	(264)	(2,391)
Changes in assets and liabilities:
Accounts receivable	29,394	(57,870)
Inventories	(4,649)	(15,608)
Prepaid expenses and other assets	(3,737)	(3,075)
Accrued warranty	(12,582)	(3,834)
Accounts payable and accrued expenses	(72,677)	79,888
Other, net	(5,401)	(781)

Net cash provided by (used for) continuing operations	(59,322)	62,964

Cash flows from investing activities:
Capital expenditures, net	(39,893)	(39,484)
Proceeds from sales of marketable equity securities	14,979	912
Proceeds from recovery of Komag note receivable	—	9,000

Net cash used for investing activities of continuing operations	(24,914)	(29,572)

Cash flows from financing activities:
Proceeds from ESPP shares issued and stock option exercises	6,427	8,810
Common stock issued for cash	72,674	—
Cash used in debenture redemptions	—	(13,217)
Proceeds from minority investment in subsidiary	—	2,950
Proceeds from subsidiary bridge loan	5,000	—

Net cash provided by (used for) financing activities of continuing operations	84,101	(1,457)
Net cash provided by (used for) discontinued operations	(23,017)	26,970

Net increase (decrease) in cash and cash equivalents	(23,152)	58,905
Cash and cash equivalents, beginning of period	184,021	167,582

Cash and cash equivalents, end of period	$160,869	$226,487

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,519	$1,843
Cash paid during the period for interest	132	—

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

2.	Supplemental Financial Statement Data (in thousands)

	JUN. 29,	MAR. 29,
	2001	2002

Inventories:
Finished goods	$48,123	$67,498
Work in process	8,888	14,091
Raw materials and component parts	21,894	12,924

	$78,905	$94,513

	THREE-MONTH		NINE-MONTH
	PERIOD ENDED		PERIOD ENDED

	MAR. 30,	MAR. 29,	MAR. 30,	MAR. 29,
	2001	2002	2001	2002

Net Interest and Other Income (Expense):
Interest income	$1,986	$875	$5,934	$3,226
Interest and other expense	(2,187)	(2,177)	(6,939)	(6,557)
Gains (losses) on investments, net (See note 6)	—	810	(738)	4,289
Minority interest in losses of consolidated subsidiaries	253	—	1,002	1,811

	$52	$(492)	$(741)	$2,769

	NINE-MONTH
	PERIOD ENDED

	MAR. 30,	MAR. 29,
	2001	2002

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for redemption of convertible debentures	$94,122	$13,585

Redemption of convertible debentures for Company common stock, net of capitalized issuance costs	$116,312	$13,358

3.	Income (loss) per Share

The following table illustrates the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	THREE-MONTH		NINE-MONTH
	PERIOD ENDED		PERIOD ENDED

	MAR. 30,	MAR. 29,	MAR. 30,	MAR. 29,
	2001	2002	2001	2002

Numerator for basic and diluted income (loss) per share:
Net income (loss)	$(5,748)	$19,198	$(37,687)	$52,310

Denominator:
Basic weighted average common shares outstanding	176,250	190,091	165,156	188,139
Incremental common shares attributable to exercise of outstanding options, stock awards and ESPP contributions	1,368	8,264	—	4,233

Diluted shares	177,618	198,355	165,156	192,372

Basic income (loss) per share	$(.03)	$.10	$(.23)	$.28

Diluted income (loss) per share	$(.03)	$.10	$(.23)	$.27

The computation of diluted income per share for the three months ended March 30, 2001 and March 29, 2002 excludes 22.4 and 21.4 million shares, respectively, relating to the possible exercise of outstanding stock options. The computation of diluted income (loss) per share for the nine months ended March 30, 2001 and March 29, 2002 excludes 22.3 and 25.2 million shares, respectively, relating to the possible exercise of outstanding stock options. The computation of diluted income per share for the three months ended March 30, 2001 and March 29, 2002 excludes 4.0 and 3.0 million shares, respectively, issuable upon conversion of the convertible debentures.The computation of diluted income (loss) per share for the nine months ended March 30, 2001 and March 29, 2002 excludes 4.9 and 3.5 million shares, respectively, issuable upon conversion of the convertible debentures. These items were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

4.	Common Stock Transactions

During the nine months ended March 30, 2001, the Company issued approximately 1,199,000 shares of its common stock in connection with ESPP purchases and 631,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $6.4 million. During the nine months ended March 29, 2002, the Company issued approximately 1,343,000 shares of its common stock in connection with ESPP purchases and 1,204,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $8.8 million.

Under shelf registrations (the “equity facility”) previously in effect with the Securities and Exchange Commission, the Company issued shares of common stock to institutional investors for cash. Shares sold under the equity facility were at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During the nine months ended March 30, 2001, the Company issued 14.5 million shares of common stock under the equity facility for net cash proceeds of $72.7 million.During the nine months ended March 29, 2002, no common stock was issued under the shelf registrations. During the three months ended March 29, 2002, the Company withdrew these shelf registrations.

During the nine months ended March 30, 2001, the Company issued 15.7 million shares of common stock to redeem a portion of its 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) with a book value of $118.7 million, and an aggregate principal amount at maturity of $291.9 million.During the nine months ended March 29, 2002, the Company issued 2.6 million shares of common stock and $13.2 million in cash to redeem a portion of its Debentures with a book value of $27.1 million, and an aggregate principal amount at maturity of $62.3 million.These redemptions were private, individually negotiated transactions with certain institutional investors. The redemptions resulted in an extraordinary gain of $22.2 million during the nine months ended March 30, 2001 and an extraordinary loss of $0.1 million during the nine months ended March 29, 2002.As of March 29, 2002, the book value of the remaining outstanding Debentures was $89.5 million and the aggregate principal amount at maturity was $203.6 million.

5.	Credit Facility

The Company has a three-year Senior Credit Facility for its hard drive business, Western Digital Technologies, Inc. (“WDT”), which provides up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation), matures on September 20, 2003 and is secured by WDT’s accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of March 29, 2002, there were no borrowings under the facility. During March 2002, the Company issued a $25 million standby letter of credit to Cirrus Logic, Inc. (“Cirrus”) concerning $25 million in disputed accounts payable to Cirrus. These accounts payable are included in the Company’s balance sheet, but subject to the Company’s litigation against Cirrus (See Note 10 — Legal Proceedings).The availability under the Senior Credit Facility has been reduced by a corresponding amount of the outstanding letter of credit.

6.	Investments

As of March 29, 2002, the Company owned 1.0 million shares of Vixel Corporation (“Vixel”) common stock. The Company has identified these shares as “available for sale” under the provisions of SFAS 115, and accordingly, the shares were marked to market value. At March 29, 2002, accumulated other comprehensive income consisted of an unrealized gain of $4.1 million from these shares. The aggregate book value of the shares was $4.1 million as of March 29, 2002, and the investment was classified as current. During the three months ended March 29, 2002, the Company sold 0.3 million shares of Vixel common stock for a realized gain of $0.9 million.

During the three months ended December 28, 2001, the Company recorded a $9.0 million cash recovery from its Komag note receivable that was written off during the fourth quarter of 2001. Also during the quarter ended December 28, 2001, the Company recorded a $5.5 million non-cash loss on the write-down of certain cost-method investments that were determined to be impaired. The net amount of the recovery and write-downs for the nine-months ended March 29, 2002 is classified in the accompanying statement of operations in “Net interest and other income”.

7.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income is comprised of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115. The components of total comprehensive income (loss) for the three and nine months ended March 30, 2001 and March 29, 2002 were as follows (in thousands):

	THREE-MONTH		NINE-MONTH
	PERIOD ENDED		PERIOD ENDED

	MAR. 30,	MAR. 29,	MAR. 30,	MAR. 29,
	2001	2002	2001	2002

Net income (loss)	$(5,748)	$19,198	$(37,687)	$52,310
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments, net	585	1,916	(10,813)	982

Total comprehensive income (loss)	$(5,163)	$21,114	$(48,500)	$53,292

8.	Business Segments

The Company’s primary segment is its hard drive business, WDT. In addition, the Company formed new business ventures in 1999, 2000 and 2001. The Company’s new business ventures have included Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”), SageTree, Inc. (“SageTree”), Keen Personal Media, Inc. (“Keen PM”), and Cameo Technologies, Inc. (“Cameo”). Connex was formed in 1999 to design and market network attached storage products. SANavigator was formed as a subsidiary of Connex in 2001 to develop and market storage area network (“SAN”) management software. SageTree was formed in 2000 to design and market packaged analytical software and related services for supply chain and product lifecycle applications. Keen PM was formed in 2000 to develop and sell interactive personal video recorder and set-top box software, services and hardware for broadband television content management and commerce. Cameo was formed in 2000 to develop technologies and services for delivering broadcast-quality video content to PC users. During the three months ended September 28, 2001, substantially all of the assets of Connex and SANavigator were sold and, accordingly, their operations were discontinued (See Note 9).During January 2002, the Company’s ownership percentage of its SageTree subsidiary decreased to less than 50%, through the sale by SageTree of additional preferred stock to another investor.As a result, the Company began accounting for its remaining investment in SageTree as an equity method investment, and no longer under the consolidation method. The carrying value of the SageTree investment as of March 29, 2002 was $0 due to the accumulated losses of SageTree exceeding the amounts invested. Prior to January 2002, the operating results of SageTree were consolidated with those of the Company.

The Company’s chief operating decision maker uses the segment information for WDT and the Company’s combined new business ventures to assess performance and to determine resource allocation. The new business venture amounts have been combined and presented in an “all other” category, separate from the WDT segment results. General and corporate expenses of the Company are included in the WDT segment. The loss from discontinued operations of $7.2 million and $25.0 million during the three and nine months ended March 30, 2001, respectively, and the gain from the disposal of discontinued operations of $24.5 million during the nine months ended March 29, 2002 have been excluded from the tables below.

Segment information (in thousands):

	THREE-MONTH PERIOD			THREE-MONTH PERIOD
	ENDED MAR. 30, 2001			ENDED MAR. 29, 2002

	WDT	ALL OTHER	TOTAL	WDT	ALL OTHER	TOTAL

Revenues	$511,557	$166	$511,723	$594,867	$—	$594,867
Operating income (loss)	9,176	(8,191)	985	22,334	(4,282)	18,052
Total assets	525,195	15,531	540,726	637,164	294	637,458
Depreciation and amortization	11,835	1,007	12,842	11,606	109	11,715
Additions to property and equipment	12,655	389	13,044	13,446	—	13,446

	NINE-MONTH PERIOD			NINE-MONTH PERIOD
	ENDED MAR. 30, 2001			ENDED MAR. 29, 2002

	WDT	ALL OTHER	TOTAL	WDT	ALL OTHER	TOTAL

Revenues	$1,497,232	$427	$1,497,659	$1,609,586	$894	$1,610,480
Operating income (loss)	(6,368)	(26,236)	(32,604)	41,701	(18,229)	23,472
Total assets	525,195	15,531	540,726	637,164	294	637,458
Depreciation and amortization	36,558	2,973	39,531	33,208	1,116	34,324
Additions to property and equipment	38,474	1,419	39,893	39,484	—	39,484

9.	Discontinued Operations

In July 2001, the Company decided to discontinue its Connex and SANavigator businesses. Connex and SANavigator were separate major lines of business and legal entities with separate facilities, operations, management teams, and classes of end-user customers from the Company’s hard drive business. As such, the disposals have been accounted for as discontinued operations and, accordingly, the consolidated financial statements for the periods presented have been reclassified. On August 8, 2001, substantially all of the operating assets of Connex were sold to Quantum Corporation for cash proceeds of $11.0 million, and on September 21, 2001 substantially all of the operating assets of SANavigator were sold to McData Corporation for cash proceeds of $29.8 million. Approximately $4.1 million of the combined cash proceeds are held in escrow for one year pending expiration of customary indemnification periods and included in cash and cash equivalents on the accompanying balance sheet. As a result of these transactions, during the three months ended September 28, 2001, the Company recognized a gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses.At June 29, 2001, the net liabilities of discontinued operations consisted principally of individually immaterial amounts of inventories, fixed assets, accounts payable and accrued compensation.Revenues for the three and nine months ended March 30, 2001 were $0 and $0.3 million, respectively, for Connex and SANavigator combined.

10.	Legal Proceedings

The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company’s legal proceedings described below. The “Company”, as used in this discussion, includes the Company’s operating subsidiary Western Digital Technologies, Inc.Litigation is inherently uncertain and may result in adverse rulings or judgments, or lead to settlements, that may, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In addition, the costs of defending such litigation, individually or in the aggregate, may be material, regardless of the outcome. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

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

In 1994 Papst Licensing (“Papst”) brought suit against the Company in federal court in California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchased from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company again recently that it intends to reinstate the suit if the Company does not enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

In June 2000 Discovision Associates (“Discovision”) notified the Company in writing that it believes certain of the Company’s hard disk drive products may infringe certain of Discovision’s patents. Discovision has offered to provide the Company with a license under its patent portfolio. The Company is in discussions with Discovision regarding its claims. There is no litigation pending. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives.The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips.The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders.On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders.The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million.Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million.On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, the Company filed its First Amended Complaint.Cirrus demurred to the First Amended Complaint, and on December 18, 2001, the Court denied Cirrus’ demurrer.On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against the Company and its Malaysian subsidiary in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel chips purchased from Cirrus that is disputed by the Company.On December 20, 2001, the Court granted Cirrus’ Applications but required Cirrus to post undertakings in the amount of $0.5 million on each Writ before issuance.Pursuant to agreement with Cirrus, the Company posted a letter of credit in the amount of $25.2 million in satisfaction of the Writs.The parties have begun discovery and expect that such discovery will continue for the next several months.Based on its initial investigation and the limited discovery done to date, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

In November 2001, Dynacore Holding Corporation (“Dynacore”) filed suit against the Company and several other defendants in the United States District Court for the Southern District of New York.The suit alleges that the Company’s 1394 external hard drives fall within the scope of the subject matter of Dynacore’s patent covering communication between nodes within a network, wherein nodes have both enhanced and common capabilities.During January 2002, the Company filed an answer denying Dynacore’s complaint and alleged counterclaims.The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

Overview

     Western Digital is a longtime leader and one of the pioneers of the data storage industry. Through significant reorganization of its hard drive business in 1999 and 2000, close relationships with its suppliers and its design expertise, the Company has become one of the most cost-effective producers of hard drives in the industry. The Company is one of the world’s three largest suppliers of hard drives to the desktop personal computer market. The Company’s products are based on the EIDE interface (primarily used for desktop applications), while its key competitors have product lines which utilize both the EIDE interface and the SCSI interface (for use in high-end workstations and servers).

     The hard drive industry is intensely competitive and has experienced a great deal of growth, entry and exit of competitors, and technological change over recent years. This industry is characterized by short product life cycles, dependence upon highly skilled engineering and other personnel, significant expenditures for product development, competitive pricing and declining average selling prices.

     The Company continuously evaluates opportunities to apply its data storage core competencies beyond traditional markets for hard drives. In the past, the Company has pursued these opportunities directly through its hard drive business and by establishing new business ventures. The Company’s new business ventures have included Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”), SageTree, Inc. (“SageTree”), Keen Personal Media, Inc. (“Keen PM”) and Cameo Technologies, Inc. (“Cameo”). During the three months ended September 28, 2001, the Company discontinued the operations of both Connex and SANavigator, selling substantially all the assets of the two companies. In January 2002, the Company’s ownership percentage of SageTree decreased to less than 50% and, as a result, the Company began accounting for its remaining investment in SageTree under the equity method, rather than the consolidation method. These new business ventures have not generated significant revenue. Currently, new business opportunities are evaluated for their direct impact on the Company’s ability to increase the sale of hard drives. These opportunities include the design of hard drives for use in consumer devices, such as gaming devices or personal video recorders, and for use in higher-end computer applications, such as server appliances.

Critical Accounting Policies

     The following discussion and analysis of the Company’s results of operations is based on its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. Following are the Company’s most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

     In accordance with standard industry practice, the Company has agreements with resellers that provide price protection for inventories held by resellers at the time of published list price reductions. In addition the Company may have agreements with resellers that provide for stock rotation on slow-moving items and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a corresponding adjustment for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases, estimated amounts to be reimbursed to qualifying customers, estimated future returns, as well as historical pricing information.

     The Company establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on the length of time receivables are past due.

     The Company records a provision against revenue for estimated sales returns on sales of products in the same period that the related revenues are recognized. The Company bases the reserve on existing product return notifications as well as historical returns by product type (see Warranty).

Warranty

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive, and the warranty periods range from 1 to 3 years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair.

Inventory

     Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Reserves are established for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions, estimates of future sales prices, inventory costs and inventory balances.

     The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. The Company establishes a reserve against inventory balances for excess and obsolete inventory based on the analysis.

Litigation and Other Contingencies

     In the normal course of business, the Company receives and makes inquiries regarding possible intellectual property matters and receives claims and is a party to suits and other judicial and administrative proceedings incidental to its business. Litigation is inherently uncertain and may result in adverse rulings, judgments, or settlements. In addition, in the normal course of business, the

Company is subject to other contingencies. The Company applies Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” to determine when and how much to accrue for legal and other contingencies.

Results of Operations

Summary Comparison

     The following table sets forth, for the periods indicated, items in the Company’s statements of operations expressed as a percentage of total revenue. This table and the following discussion exclude the results of the discontinued Connex and SANavigator businesses.

	THREE- MONTH		NINE- MONTH
	PERIOD ENDED		PERIOD ENDED

	MAR 30,	MAR 29,	MAR 30,	MAR 29,
	2001	2002	2001	2002

Revenues, net	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	87.6	86.4	89.5	87.1
Research and development	6.3	5.6	6.5	5.9
Selling, general and administrative	5.9	5.0	6.2	5.5

Total costs and expenses	99.8	97.0	102.2	98.5

Operating income (loss)	0.2	3.0	(2.2)	1.5
Net interest and other income (expense)	0.0	(0.1)	(0.0)	0.1

Income (loss) from continuing operations before income tax benefit	0.2%	2.9%	(2.2)%	1.6%

     The Company’s income from continuing operations before income tax benefit of $17.6 million for the three months ended March 29, 2002 increased by $16.5 million from the three months ended March 30, 2001 and $4.9 million from the immediately preceding quarter. The increase in income from continuing operations as compared to the corresponding period of the prior year was due to a $13.1 million increase in operating income in the hard drive business and a $3.9 million decrease in operating losses from new business ventures (excluding the change in minority interest) offset by a $0.5 million decrease in interest and other income. The increase as compared to the immediately preceding quarter was due to a $7.0 million increase in operating income in the hard drive business and a $1.5 million decrease in operating losses from new business ventures offset by a $3.6 million decrease in interest and other income. The Company’s income from continuing operations before income tax benefit of $26.2 million for the nine months ended March 29, 2002 increased by $59.6 million, or 179%, from the nine months ended March 30, 2001. The increase was due to a $48.1 million increase in operating income in the hard drive business, an $8.0 million decrease in operating losses from new business ventures and a $3.5 million increase in interest and other income.

     The operating losses of the new ventures (excluding minority interest) consist principally of research and development and selling, general and administrative costs. Operating losses of new ventures of $4.3 million for the three months ended March 29, 2002 decreased $3.9 million from the three months ended March 30, 2001 and decreased $1.5 million from the immediately preceding quarter. The operating losses of the new ventures of $18.2 million for the nine months ended March 29, 2002 decreased $8.0 million from the nine months ended March 30, 2001. These decreases result from a strategic shift of available resources from the new ventures to the hard drive business, including the reduction of spending at all new ventures, the sale of a majority interest in SageTree, and the closure of other new ventures.

     Consolidated revenues were $594.9 million for the three months ended March 29, 2002, an increase of 16%, or $83.1 million, from the three months ended March 30, 2001 and an increase of 4%, or $20.2 million, from the immediately preceding quarter. The increase in consolidated revenues as compared to the corresponding period of the prior year resulted from a 39% increase in unit shipments, partially offset by a 17% decrease in average selling prices (ASP’s). The increase in consolidated revenues as compared to the immediately preceding quarter resulted from a 5% increase in unit shipments, partially offset by a 2% decrease in ASP’s. Consolidated revenues were $1,610.5 million for the nine months ended March 29, 2002, an increase of 8%, or $112.8 million, from the nine months ended March 30, 2001. The increase in consolidated revenues resulted from a 24% increase in unit shipments, partially offset by a 14% decrease in ASP’s. The significant change in units and ASP’s from the corresponding period of the prior year is partially due to expansion of the Company’s hard drive product line into lower-end desktop PC and consumer electronics markets. Revenues from new business ventures were not material for all periods presented.

     Gross profit for the three months ended March 29, 2002 totaled $81.0 million, or 13.6% of revenue. This compares to a gross profit of $63.3 million, or 12.4% of revenue, for the three months ended March 30, 2001 and gross profit of $70.6 million, or 12.3% of revenue, for the immediately preceding quarter. Gross profit for the nine months ended March 29, 2002 totaled $207.6 million, or 12.9% of revenue. This compares to a gross profit of $156.8 million, or 10.5% of revenue, for the nine months ended March 30, 2001. The increase in gross profit over prior periods was primarily the result of lower cost design efforts and higher unit volume, partially offset by lower ASP’s.

     Research and development (“R&D”) expense for the three months ended March 29, 2002 was $33.2 million, an increase of $1.1 million from the three months ended March 30, 2001 and an increase of $1.9 million from the immediately preceding quarter. R&D expense for the nine months ended March 29, 2002 was $96.0 million, a decrease of $1.7 million from the corresponding period of the prior year. The changes from prior periods were primarily due to hard drive business and new venture expense reduction efforts, offset by increases in new development programs and higher incentive payments.

     Selling, general and administrative (“SG&A”) expense for the three months ended March 29, 2002 was $29.8 million, a decrease of $0.5 million from the three months ended March 30, 2001 and an increase of $0.1 million from the immediately preceding quarter. SG&A expense for the nine months ended March 29, 2002 was $88.1 million, a decrease of $3.6 million from the corresponding period of the prior year. The changes in SG&A expense from prior periods were primarily due to expense reduction efforts in the hard drive business and the new business ventures, partially offset by higher incentive payments.

     Net interest and other income (expense) for the three months ended March 29, 2002 was ($0.5) million, compared to $0.1 million for the three months ended March 30, 2001 and $3.1 million for the immediately preceding quarter. The decrease in income from the corresponding period of the prior year was due primarily to a decrease in interest income due to lower interest rates, partially offset by a gain on the sale of “available for sale” investments. The decrease in income from the immediately preceding quarter was primarily the result of net investment gains of $3.5 million, consisting of a $9.0 million cash recovery from its Komag note receivable and a $5.5 million write-down of certain cost-method investments which were determined to be impaired. Net interest and other income (expense) for the nine months ended March 29, 2002 was $2.8 million, compared to ($0.7) million for the nine months ended March 30, 2001. The increase in income was primarily the result of an increase in net investment gains and minority interests in losses of consolidated subsidiaries, partially offset by lower net interest income.

     During the three months ended March 29, 2002, the Company recorded a federal income tax benefit of $3.1 million offset by a provision for income taxes of $1.5 million. The tax benefit relates to a loss carryback available as a result of tax legislation enacted during the quarter. During the three and nine months ended March 30, 2001 the Company did not record an income tax benefit as no additional loss carrybacks were available at that time and management deemed it “more likely than not” that the deferred tax benefits generated would not be realized.

     During the three months ended September 28, 2001, the Company decided to discontinue the operations of Connex and SANavigator and sold substantially all of the assets of these two businesses for a net gain of $24.5 million. Accordingly, the operating results of Connex and SANavigator for the periods reported and the net gain recognized on the sale of the businesses during the nine months ended March 29, 2002 have been segregated from continuing operations and reported separately on the statements of operations as discontinued operations.

     During the nine months ended March 29, 2002, the Company issued 2.6 million shares of common stock and $13.2 million in cash in exchange for $62.3 million in face value of the Debentures (with a book value of $27.1 million). During the corresponding period of the prior year, the Company issued 15.7 million shares of common stock in exchange for $291.9 million in face value of the Debentures (with a book value of $118.7 million). These redemptions were private, individually negotiated transactions with certain institutional investors. As a result of the redemptions, the Company recognized an extraordinary gain of $14 thousand and an extraordinary loss of $0.1 million for the three and nine months ended March 29, 2002, respectively, and extraordinary gains of $0.4 million and $22.2 million for the three and nine months ended March 30, 2001, respectively.

Liquidity and Capital Resources

     At March 29, 2002, the Company had cash and cash equivalents of $226.5 million as compared to $167.6 million at June 29, 2001. Net cash provided by continuing operations was $63.0 million during the nine months ended March 29, 2002, as compared to net cash used for continuing operations of $59.3 million during the nine months ended March 30, 2001. This $122.3 million improvement in cash provided by continuing operations consists of a $53.9 million improvement in the Company’s net income, net of non-cash items, and a $68.4 million decrease in cash used to fund working capital requirements. These improvements are due to lower new venture losses and significantly better operating performance by the Company’s hard drive business, including higher sales volume, improved cost management, and a lower conversion cycle. The Company’s cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was reduced by 3 days for the nine months ended March 29, 2002 compared to the corresponding period of the prior year.

     Other uses of cash during the nine months ended March 29, 2002 included net capital expenditures of $39.5 million, primarily for normal replacement of existing assets and the purchase of assets for the Company’s new manufacturing facility in Thailand, and $13.2 million for debenture redemptions. Other sources of cash during the nine month period included $9.9 million received from the sale of assets, $8.8 million received in connection with stock option and warrant exercises and Employee Stock Purchase Plan purchases, and $3.0 million received by the Company’s subsidiaries from minority investors.

     During the nine months ended March 30, 2001, other uses of cash included net capital expenditures of $39.9 million. Other sources of cash during that period included proceeds of $15.0 million received upon the sale of marketable equity securities, $72.7 million received upon issuance of 14.5 million shares of the Company’s stock under the Company’s equity facility, $5.0 million received from a third-party bridge loan to one of the Company’s subsidiaries and $6.4 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

     The sale of discontinued operations provided $27.0 million of net proceeds for the nine months ended March 29, 2002, compared to $23.0 million in net cash used to fund the operating, investing and financing activities of the discontinued operations for the nine months ended March 30, 2001.

     The Company has a three-year Senior Credit Facility for its hard drive business, Western Digital Technologies, Inc. (“WDT”), which provides up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation), matures on September 20, 2003 and is secured by WDT’s accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of WDT, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires WDT to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility. The Company issued a $25 million standby letter of credit to Cirrus Logic, Inc. (“Cirrus”) concerning $25 million in disputed accounts payable to Cirrus. These accounts payable are included in the Company’s balance sheet, but are part of the Company’s litigation against Cirrus (See Part II, Item 1 — Legal Proceedings). The availability under the Senior Credit Facility has been reduced by a corresponding amount of the outstanding letter of credit.

     During the nine months ended March 30, 2001, the Company issued 14.5 million shares of common stock under preexisting shelf registrations for net cash proceeds of $72.7 million. During the nine months ended March 29, 2002, no common stock was issued under the shelf registrations. During January 2002, the Company withdrew these shelf registrations as management determined they would not be utilized in the foreseeable future.

     At March 29, 2002, the Company had cash and cash equivalents of $226.5 million, working capital of $106.0 million and shareholders’ equity of $89.4 million. In addition, the Company has a Senior Credit Facility providing up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation). The Company believes its current cash and cash equivalents and its existing credit facility will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the headings “Risk factors related to the hard drive industry in which we operate” and “Risk factors relating to Western Digital particularly.”

Commitments

     The following paragraphs summarize the Company’s significant contractual cash obligations and commercial commitments at March 29, 2002:

Convertible Debentures

     The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be repurchased by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of repurchase. The payment on those dates, with the exception of a Fundamental Change, can be in stock, cash or any combination, at the Company’s option. Accordingly, the Debentures are classified as long-term debt. The Debentures are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. The principal amount at maturity of the Debentures as of March 29, 2002 is $203.6 million.

Operating Leases

     The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2010. The following table summarizes the future payments of these leases:

Operating
Leases

Remaining 2002	$4,015
2003	10,322
2004	7,995
2005	6,940
2006	6,993
Thereafter	25,279

Total future minimum obligations	$61,544

Purchase Orders

     In the normal course of business, to reduce the risk of component shortages, the Company enters into purchase commitments with suppliers for the purchase of hard drive components used to manufacture the Company’s products. These commitments generally cover forecasted component supplies needed for production during the next quarter, become payable upon receipt of the components and may be non-cancelable (cancellation charges may be significant). The Company’s relationship with suppliers allows for some flexibility within these commitments and quantities are subject to change as a quarter progresses and the Company’s needs change.

Forward Exchange Contracts

     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The Company does not purchase short-term forward exchange contracts for trading purposes. As of March 29, 2002, the Company had $21.1 million outstanding of purchased foreign currency forward exchange contracts. The contracts have maturity dates that do not exceed three months and the carrying value of the contracts approximates fair value at March 29, 2002.

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

     The PC market is fragmenting into a variety of computing devices and products. Some of these products, such as Internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. For the quarter ended March 29, 2002 more than 10% of our unit sales were for consumer products other than computers, primarily gaming devices. If we are not successful in using our hard drive technology and expertise to develop new products for these emerging markets, it will likely harm our operating results.

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

We have only one primary high-volume manufacturing facility, and a secondary smaller facility, which subjects us to the risk of damage or loss of either facility.

     Most of our manufacturing volume comes from one facility in Malaysia. We have recently acquired a second, smaller manufacturing facility in Thailand. A fire, flood, earthquake or other disaster or condition affecting either our Malaysian or Thailand facility would result in a loss of sales and revenue and harm our operating results.

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

     We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place, as occurred in Malaysia during the first quarter of 1999. As a result of the Malaysian currency controls, we are no longer hedging the Malaysian currency risk. Currently, we hedge the Thai Baht and British Pound Sterling.

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

     We are considering other initiatives related to data and content management, storage and communication. In any of these initiatives we will be facing the challenge of developing products and services for markets that are still evolving and which have many current and potential competitors. If we are not successful in these new initiatives it will likely harm our operating results.

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

     Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. A number of such suits have been filed against us in the past, and should any new lawsuits be filed, such matters could result in substantial costs and a diversion of resources and management’s attention.

We may be unable to raise future capital through debt or equity financing.

     Due to the risks described herein, in the future we may be unable to maintain adequate financial resources for capital expenditures, working capital and research and development. We have a credit facility for our WDT subsidiary, which matures on September 20, 2003. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot ensure that additional financing will be available to us or available on favorable terms. An equity financing could also be dilutive to our existing stockholders.

     We have zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) that, at the holder’s option, will be repurchased by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of repurchase. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option. The issuance of stock to redeem the bonds could be dilutive to the existing stockholders. Alternatively, redemption of the debentures for cash would reduce our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Foreign Currency Risk

     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose for entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes.

     Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar, the British Pound and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company discontinued hedging its Malaysian Ringgit currency risk in 1999. Future hedging of this currency will depend on currency conditions in Malaysia. As a result of the closure of the Company’s Singapore operations in 2000, the Company has also discontinued its hedging program related to the Singapore Dollar. During the third quarter of 2002, the Company purchased a manufacturing facility in Thailand and began hedging the Thai Baht.

     As of March 29, 2002, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

	MARCH 29, 2002

		WEIGHTED
	CONTRACT	AVERAGE	UNREALIZED
	AMOUNT	CONTRACT RATE	GAIN (LOSS)

	(U.S. DOLLAR EQUIVALENT AMOUNTS)
FOREIGN CURRENCY FORWARD CONTRACTS:
British Pound Sterling	2.2	1.42	—
Thai Baht	18.9	43.74	—

     During the three and nine months ended March 30, 2001 and March 29, 2002, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements and the carrying value of the contracts approximates fair value. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s consolidated financial statements.

Disclosure About Other Market Risks

Fixed Interest Rate Risk

     At March 29, 2002, the market value of the Company’s 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $86.3 million, compared to the related book value of $89.5 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option.

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

Fair Value Risk

     The Company owns approximately 1.0 million shares of Vixel common stock. As of March 29, 2002, the market value of the Vixel shares was $4.1 million. The Company determines, on a quarterly basis, the fair market value of the Vixel shares and records an unrealized gain or loss resulting from the difference in the fair market value of the shares as of the previous quarter end and the fair market value of the shares on the measurement date. As of March 29, 2002, a $4.1 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income. If the Company sells all or a portion of this common stock, any unrealized gain or loss on the date of sale will be recorded as a realized gain or loss in the Company’s results of operations. As a result of market conditions, the market value of the shares had decreased from $4.1 million as of March 29, 2002 to $3.3 million as of April 26, 2002.

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

     In 1994 Papst Licensing (“Papst”) brought suit against the Company in federal court in California alleging infringement by the Company of five of its patents relating to disk drive motors that the Company purchased from motor vendors. Later that year Papst dismissed its case without prejudice, but it has notified the Company again recently that it intends to reinstate the suit if the Company does not enter into a license agreement with Papst. Papst has also put the Company on notice with respect to several additional patents. The Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

     In June 2000 Discovision Associates (“Discovision”) notified the Company in writing that it believes certain of the Company’s hard disk drive products may infringe certain of Discovision’s patents. Discovision has offered to provide the Company with a license under its patent portfolio. The Company is in discussions with Discovision regarding its claims. There is no litigation pending. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

     On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million. Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million. On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, the Company filed its First Amended Complaint. Cirrus demurred to the First Amended Complaint, and on December 18, 2001, the Court denied Cirrus’ demurrer. On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against the Company and its Malaysian subsidiary in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel chips purchased from Cirrus that is disputed by the Company. On December 20, 2001, the Court granted Cirrus’ Applications but required Cirrus to post undertakings in the amount of $0.5 million on each Writ before issuance. Pursuant to agreement with Cirrus, the Company posted a letter of credit in the amount of $25.2 million in satisfaction of the Writs. The parties have begun discovery and expect that such discovery will continue for the next several months. Based on its initial investigation and the limited discovery done to date, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 29, 2002, the Company engaged in transactions pursuant to which it exchanged an aggregate principal amount at maturity of $32.3 million of the Company’s Zero Coupon Convertible Subordinated Debentures due 2018, for an aggregate of 1,091,518 shares of the Company’s common stock and $6,953,940 in cash. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof, as exchanges of securities by the Company with its existing security holders. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. These exchanges were consummated in private, individually negotiated transactions with institutional investors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Amended and Restated By-laws of the Company, adopted as of March 28, 2002.

10.2	Amended and Restated 401(K) Plan, adopted as of March 28, 2002.

10.47.6	Sixth Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of January 11, 2002.

(b)	Reports on form 8-K:

On January 17, 2002, the Company filed a current report on Form 8-K to file its press release dated December 20, 2001, announcing that its revenues, units and profitability for its second quarter of the 2002 fiscal year were expected to exceed earlier guidance. In addition, the Company announced in its December 20, 2001 press release that it had signed a definitive agreement with Fujitsu (Thailand) Company Ltd. to purchase a 155,000-square foot hard drive and head stack assembly facility near Bangkok, Thailand.

On January 28, 2002, the Company filed a current report on Form 8-K to file its press release dated January 24, 2002, announcing its financial results for its second quarter of the 2002 fiscal year and the completion of its purchase of the assembly facility in Thailand.

On February 26, 2002, the Company filed a current report on Form 8-K dated February 22, 2001, to file investor conference information presented by Matthew Massengill, Chairman of the Board and Chief Executive Officer of the Company.

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

Joseph R. Carrillo Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 3, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated By-laws of the Company, adopted as of March 28, 2002.
10.2	Amended and Restated 401(K) Plan, adopted as of March 28, 2002.
10.47.6	Sixth Amendment to Credit Agreement among Western Digital Technologies, Inc., the lenders identified therein and General Electric Capital Corporation and Bank of America, N.A., dated as of January 11, 2002.