Form 10-K
period 2002-06-28
WESTERN DIGITAL CORP
filed 2002-09-25
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2002

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

Registrant’s Web Site: http://www.westerndigital.com
Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	on which registered:

Common Stock, $.01 Par Value Per Share Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of September 20, 2002, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $795.5 million.

      As of September 20, 2002, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 193,215,334.

Documents Incorporated by Reference

      Information required by Part III is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2002 fiscal year.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 28, 2002

      The Company has a 52 or 53-week fiscal year. In order to align its manufacturing and financial calendars, effective during the three months ended December 31, 1999, the Company changed its fiscal calendar so that each fiscal month ends on the Friday nearest to the last day of the calendar month. Prior to this change, the Company’s fiscal month ended on the Saturday nearest to the last day of the calendar month. The change did not have a material impact on the Company’s results of operations or financial position. The 2002, 2001 and 2000 fiscal years ended on June 28, June 29, and June 30 respectively, and consisted of 52 weeks each.

      Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

      The Company is a Delaware corporation that operates as the parent company of its hard drive business, Western Digital Technologies, Inc., which was formed in 1970.

      The Company’s principal executive offices are located at 20511 Lake Forest Drive, Lake Forest, California 92630. The Company’s telephone number is (949) 672-7000 and its web site is http://www.westerndigital.com. The information on the Company’s web site is not incorporated in this report.

PART I

Item 1.     Business

General

      Western Digital Corporation (the “Company” or “Western Digital”) designs, develops, manufactures and markets hard drives featuring leading-edge technology. A hard drive is a storage device found in most computers that stores data on one or more rotating magnetic disks that provide fast access to data that must be readily available to users of computers or other devices. The Company’s hard drives are used in desktop personal computers, servers, network attached storage devices, video game consoles, digital video recording devices and satellite set-top boxes. The Company’s hard drive products currently include 1.0-inch high, 3.5-inch form factor drives with capacities ranging from 8 gigabytes (“GB”) to 200 GB, rotation speeds of 5400 and 7200 revolutions per minute (“RPM”) and the Enhanced Integrated Drive Electronics (“EIDE”) interface. The Company sells its products worldwide to computer manufacturers for inclusion in their computer systems or subsystems and to distributors, resellers and retailers. The Company’s hard drive products are currently manufactured in Malaysia and Thailand. For geographical financial data, see the Company’s consolidated financial statements and note 9 thereto included in this Annual Report on Form 10-K.

Industry

      Desktop Personal Computer (“PC”) Market. According to TrendFOCUS, Inc. (“TrendFOCUS”) quarterly reports for 2002 and calendar year 2001, the desktop computer segment is the largest segment of the worldwide personal computer market, accounting for approximately 75% of global personal computer shipments in 2002. As a result, according to TrendFOCUS, desktop computers were the leading source of demand for hard drives, accounting for more than 71% of all hard drive units shipped worldwide in 2002. Over 89% of Western Digital’s hard drive unit shipments in 2002 were sold to this market. Desktop personal computers for entry level to experienced users are used in both commercial and consumer environments. The demand for both hard drive capacity and unit volume of hard drives continues to grow in part due to:

•	continued improvements in desktop computing price to performance ratios;

•	continued growth of the sub-$1,000 PC market;

•	the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

•	larger file sizes created by multimedia-intensive applications such as high-fidelity audio and video;

•	the exchange of increasing volumes of digital content among users across the Internet and intranets with the proliferation of collaborative computing and sharing of audio and video content; and

•	the availability of broadband connectivity.

      According to a March 2002 report published by TrendFOCUS, the worldwide desktop PC hard drive market (excluding emerging markets) was forecasted to grow from approximately 142 million units in calendar year 2001 to approximately 177 million units in calendar year 2005, reflecting a compound annual growth rate of approximately 6%. Revenue growth is expected to be lower due to the impact of severe price competition. TrendFOCUS also forecasted that revenue from sales of desktop PC hard drives would grow from approximately $13 billion in calendar year 2001 to approximately $14 billion in calendar year 2005, reflecting a compound annual growth rate of approximately 2%.

      Desktop PC’s are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are used on desktop PC’s primarily for word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and other related applications. Hard drives store these software applications and the data used by these software applications. Desktop PC’s typically utilize the EIDE interface for hard drives. TrendFOCUS estimates that the average capacity sold per desktop unit in calendar year 2001 was 29.1 GB, with 91% of all shipments in excess of 10GB in the desktop segment.

      The industry continues to supply increased capacity per unit as users’ system needs increase and technological and manufacturing advances continue to make higher capacity drives more affordable. In the mainstream desktop PC market, the Company believes that the rate of increase in storage capacity per unit has outpaced the rate of increase in user demand for such capacity in recent years. This will result in the Company changing its product mix, with an increasing percentage of lower capacity, lower cost hard drives manufactured with fewer heads and disks per unit. The Company believes that even though unit demand will increase, this changing product mix will reduce the average selling price per hard drive unit in the desktop PC market, unless the rate of technology improvements decreases. In contrast to currently established markets, the emerging use of hard drives to record and play back audio and video content in the audio-video market is expected to create demand for storage capacity at a rate that may exceed the growth in demand for increased capacity in the desktop PC market. Accordingly, the Company believes that time-to-market, time-to-volume and time-to-quality leadership with higher capacity drives at attractive price levels will continue to be critical to its future success in serving this market.

      Since 1997, the PC industry has experienced an increasing shift toward desktop PC’s priced below $1,000. TrendFOCUS estimates that approximately 67% of all desktop PC’s sold in 2002 were priced below $1,000. These systems typically incorporate lower cost components and, consequently, the average selling price for hard drives to this segment of the desktop PC market has also declined.

      The Company believes that two additional factors are impacting the growth of the PC market. First, the Company believes that the United States and Western European PC markets are nearing saturation. In addition, the Company believes that the cycle time in which existing PC owners replace their PC’s has lengthened from two to three years to approximately three to four years. For an additional discussion of changes in the PC market, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

      Emerging Markets. Future demand growth for desktop computer hard drives also may be driven by new and emerging hard drive markets, such as the audio-video, video game console and tape replacement markets. According to a March 2002 report published by TrendFOCUS, the non-desktop PC 3.5-inch form factor hard drive market was forecasted to grow from approximately 4 million units in calendar year 2001 to approximately 93 million units in calendar year 2005, reflecting a compound annual growth rate of approximately 118%. For an additional discussion of the non-desktop PC hard drive market, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

      Audio-Video Markets. Traditionally, home users have “time shifted” television content by recording onto video tape by using a video cassette recorder (“VCR”) to view the content at a later time. This market is experiencing the introduction of an alternative to VCRs, where the video tape is being replaced by a hard drive that remains in the device. These hard drive-based recorders, commonly called personal video recorders (“PVRs”), offer the end-user additional features that are not available using VCRs. Hard drive technology makes it possible to simultaneously record and play back content; to pause and skip forward and backward, while recording during live broadcasts; and to rapidly access large amounts of audio-video content.

      Because the market for audio-video products using hard drives has not yet developed, it is too early to project the likely size and growth of such market. For further discussion of this product development effort, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      Video Game Market. According to TrendFOCUS, home electronic game devices that include hard disk drives and that are played on home entertainment systems had sales of approximately 2 million units in calendar year 2001, with an expected compound growth rate of approximately 82% through calendar year 2005. In calendar year 2001, Microsoft introduced a new game system called XboxTM that uses a hard disk drive for game use. Depending on the overall success of the current XboxTM architecture in the market and perceived advantages due to incorporation of hard drive technology, overall hard drive sales may continue to increase with sales of XboxTM and other potential manufacturers of game consoles which integrate hard drives into future designs. See Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

      Tape Replacement Market. Traditional disaster recovery and back-up of enterprise data has been done primarily on tape media used in tape libraries, which are devices that enable rapid access to large volumes of data. During the past few years, a new data back-up market opportunity has started to develop with Integrated Drive Electronics (“IDE”)/ Advanced Technology Attachment (“ATA”) hard drives augmenting tape media. This new trend, referred to as “disk to disk back-up,” has become an emerging technology due to both the ability of hard drives to back up data more quickly than tape solutions and the overall cost reduction trend on IDE/ ATA class hard drives at a faster rate than tape cost reduction trends. While an insignificant part of the overall market in 2002, the use of IDE/ ATA drives as back-up and disaster recovery technology has seen significant attention and product introductions.

      Small Computer System Interface (“SCSI”) Substitution. In certain circumstances, SCSI hard drives are being replaced by IDE/ ATA hard drives in enterprise storage applications. The Company believes that in calendar year 2002, approximately 10% of the enterprise drive market will utilize IDE/ serial ATA hard drives.

      Other Market Opportunities. The Company continuously evaluates opportunities to apply its data storage core competencies beyond traditional markets for hard drives. Currently, new business opportunities are evaluated for their direct impact on the Company’s ability to increase the sale of hard drives. These opportunities include the design of hard drives for use in consumer devices, such as gaming devices or PVRs, and for use in higher-end computer applications, such as servers and server appliances. The Company monitors the development of new markets related to data or content storage and storage management, the transfer, use and storage of digital content and the continuing development of networking protocols, and may from time to time offer new products or services to address appropriate new form factors, interfaces or markets. Conversely, depending on the development of such markets and the Company’s ability to achieve its goals, the Company may, from time to time, withdraw from certain markets.

Products

      The Company’s WD Caviar® and WD ProtégéTM hard drive products are designed to serve distinct portions of the desktop PC market. WD Caviar is designed for the advanced performance segment of the desktop PC market and the entry-level server market, and WD Protégé is designed for the value segment of the desktop PC market, the entry-level PC’s and the game console market. In addition, the Company’s WD PerformerTM hard drive products are designed to serve the emerging audio-video portion of the hard drive market.

      Desktop PC and Entry-Level Server Hard Drive Products. The WD Caviar and WD Protégé families currently consist of 1.0-inch high, 3.5-inch form factor products with capacities ranging from 8 GB to 200 GB and rotation speeds of 5400 and 7200 RPM. These products utilize the EIDE interface, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in all of the Company’s hard drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second. The Company also sells a line of external hard drives and related adapters which are designed to accommodate external storage interfaces including 1394/ FireWire/i.LinkTM and Universal Serial Bus 2.0. The 1394/ FireWire/i.LinkTM interface is a high speed interface that can be used to add additional storage capacity to a computer.

      The Western Digital product line generally leverages a common platform for various products within product families with different capacities to serve the differing market needs. This platform strategy results in commonality of components across different products within product families, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. This platform strategy also enables computer manufacturer customers to leverage their qualification efforts onto successive product models. The Company expects to continue to utilize this platform strategy as it develops products for the emerging market for hard drives specifically designed for audio-video applications, such as new digital video recording devices.

      Non-PC Hard Drive Products. The Company offers customized design capabilities and unique hard drive technologies for consumer applications; however, where practical, the Company intends to leverage its existing product line architectures for the various products for the audio-video market. The Company is currently offering the WD Performer hard drive product line designed for use in consumer audio-video applications. It also offers products for the video game console market, such as the Microsoft® XboxTM. The Company is also developing hard drives and products incorporating hard drive technology for other consumer electronics products including digital cable set-top boxes and audio-video jukeboxes.

Technology and Product Development

      Hard drives are used to record, store and retrieve digital data. Their performance attributes are currently better than removable or floppy disks, optical disk drives and tapes, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

“Storage capacity” — the amount of data that can be stored on the hard drive — commonly expressed in gigabytes. As used in the hard disk drive industry, a gigabyte means one billion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

“Average seek time” — the time needed to position the heads over a selected track on the disk surface — commonly expressed in milliseconds.

“Internal data transfer rate” — the sustained rate at which data is transferred to and from the disk — commonly expressed in megabits per second. One megabit is equal to one million bits.

“Spindle rotational speed” — the nominal rotational speed of the disks inside the hard drive — commonly expressed in RPMs, revolutions per minute or latency. While the reference to spindle rotational speeds of 5400 and 7200 RPMs is commonly used, in some cases these speeds are approximations.

“Acoustics” — the sound intensity that is emitted while the hard drive is operating — commonly expressed in decibels.

      All of the Company’s hard drive products employ similar technology. The main components of the hard drive are the head disk assembly and the printed circuit board. The head disk assembly includes the head, media (disks), head positioning mechanism (actuator) and spin motor. These components are contained in a hard base plate protective package in a contamination-controlled environment. The printed circuit board includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector.

      The head disk assembly is comprised of one or more disks positioned around a spindle hub that rotates the disks by a spin motor. Disks are made of a smooth substrate to which a thin coating of magnetic materials is applied. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk. The sensor element of the head, also known as the slider, is getting progressively smaller, requiring more accurate manufacturing processes.

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

      Industry standard interfaces are utilized to allow the disk drive to communicate with the computer. Currently, the primary interface for desktop PC’s is EIDE. Increasingly, work station computers are using the EIDE interface as well. As computer performance continues to improve, the hard drive will need to deliver information faster than this interface can handle. Accordingly, the Company believes that the desktop

PC industry plans to transition to higher speed interfaces such as “serial ATA” to handle the higher data transfer rates. The Company is working to develop products that will support these higher speed interfaces.

      Storage capacity of the hard drive is determined by the number of disks and each disk’s areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk. Areal density is generally measured in megabits per square inch of disk surface. The higher the areal density, the more information can be stored on a single platter. As the areal density increases, fewer disks and/ or heads are required to achieve a given drive capacity, thus reducing product costs through reduced component requirements.

      Head technology is one of the variables affecting areal density. Due to rapid technological changes, there have been several generations of head technology in a relatively short period of time. Currently, the desktop hard drive industry uses magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. All of the Company’s hard drive product offerings currently employ magnetoresistive head technology.

      Constant innovations in research and development are essential to the Company’s ability to compete. Hard drive providers are evaluating or implementing a number of technological innovations designed to further increase hard drive performance and reduce product costs, including simplifying the electronic architecture by combining the traditional controller, channel, microprocessor and servo-interface management functions of traditional hard drive microprocessors on a single integrated circuit. Moreover, to consistently achieve timely introduction and rapid volume production of new products, some hard drive providers, including the Company, are striving to simplify their product design processes by focusing on creating extendible core technology platforms which utilize common firmware and mechanical designs and reuse of manufacturing tooling and application-specific integrated circuits across various product generations and product lines.

      For an additional discussion of technological innovations, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Sales and Distribution

      The Company sells its products globally to computer manufacturers, distributors, resellers, systems integrators and retailers. Manufacturers typically purchase components such as hard drives and assemble them into the computer systems they build. Distributors typically sell the Company’s drives to small computer manufacturers, dealers, system integrators and other resellers.

      Manufacturers. Sales to manufacturers accounted for 54%, 48% and 55% of the Company’s revenues in 2002, 2001 and 2000, respectively. During 2002, the Company’s major computer manufacturer customers included Dell, Fujitsu, Gateway, Hewlett-Packard, Microsoft, NEC and Trigem. Occasionally, revenues from sales to certain manufacturers account for more than 10% of the Company’s revenues in a particular year. For example, during 2002, sales to Dell and Hewlett-Packard (including sales to Compaq Computer prior to its merger with Hewlett-Packard in 2002) accounted for 15% and 13% of revenues, respectively. During 2001, sales to Dell and Compaq Computer accounted for 16% and 12% of revenues, respectively. During 2000, sales to Compaq Computer accounted for 21% of revenues. The Company believes that its success depends on its ability to maintain and improve its strong relationships with the leading computer manufacturers. Since 2000, Western Digital, Maxtor (which merged with Quantum in 2000) and Seagate have had the highest market share with these manufacturers.

      In 2002, the top ten desktop personal computer manufacturers accounted for approximately 52% of all shipments in the desktop PC market. As a result, maintaining customer satisfaction with these leading computer manufacturers is critical.

      Computer manufacturers evaluate and select their hard drive suppliers based on a number of factors, including overall quality, storage capacities, performance characteristics, price, service and support, ease of doing business, and the supplier’s long-term financial stability. They typically seek to qualify two or three providers for each generation of hard drives, and once a computer manufacturer has chosen its qualified hard drive vendors for a given product, it generally will purchase hard drives from those vendors for the life of that product. To achieve success with computer manufacturers’ qualifications, a hard drive supplier must consistently offer hard drives featuring leading technology, quality and high capacity per disk. Suppliers must quickly achieve volume production of high quality and reliable hard drives. To quickly achieve high volume production, a hard drive supplier must have access to flexible, high-capacity, high-quality manufacturing capabilities.

      Many of the Company’s computer manufacturer customers (also referred to as original equipment manufacturers or “OEMs”) have adopted just-in-time inventory management processes or supply chain business models that combine “build-to-order” (computer manufacturer does not build until there is a firm order) and “contract manufacturing” (computer manufacturer contracts assembly work to a contract manufacturer who purchases components and assembles the computer based on the computer manufacturer’s instructions). For certain key OEMs the Company maintains a base stock of several weeks, on average, of current, finished goods inventory in facilities located adjacent to the OEM’s operations. Inventory at these locations usually includes minor product customizations (such as labeling) for the related computer manufacturer. If subsequent to its initial order the computer manufacturer changes its requirements, inventory held at these facilities can be sold to other computer manufacturers or distributors “as is” or with minor modifications (such as a change in labeling) at little or no additional cost. Therefore, changes in an OEM’s requirements have minimal impact on inventory valuation.

      For an additional discussion of the need to adapt to customers’ business models and maintain customer satisfaction, refer to Part II, Item 7, under the headings “Risk factors related to the hard drive industry in which we operate” and “Risk factors related to Western Digital particularly.”

      Distributors. The Company uses a select group of distributors to sell its products to small computer manufacturers, resellers, dealers and systems integrators. The Company’s major distributor customers include ASI, COS Distribution AG, eSys Distribution, Genuine, Ingram Micro and Synnex. Distributors accounted for approximately 39%, 45% and 38% of disk drive revenues for 2002, 2001 and 2000, respectively. Distributors generally enter into non-exclusive agreements for specific territories with the Company for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. The Company grants certain of its distributors price protection and limited rights to return product on an inventory rotation basis.

      Retailers. The Company sells its retail-packaged products directly to a select group of major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorizes sales through distributors to smaller retailers. Major retailers to whom the Company sells directly include Best Buy, Circuit City, CompUSA, Fry’s Electronics and Sam’s Club. Retailers accounted for approximately 7% of revenues for each of 2002, 2001 and 2000. The Company’s current retail customer base is primarily in the United States, Canada and Europe. The retail channel complements the Company’s other sales channels while helping to build brand awareness for the Company and its products. Retailers supply the aftermarket “upgrade” sector in which end-users purchase and install products to upgrade their computers. The Company grants certain of its retailers price protection and limited rights to return product on an inventory rotation basis. The Company also sells its retail-packaged products through the Internet, at its website.

      The Company maintains sales offices throughout North America, Eastern and Western Europe, the Middle East, Japan and Asia/ Pacific. Field application engineering is provided to strategic computer manufacturer accounts, and localized end-user technical support services are provided within the United States, Canada and Europe. The Company’s localized end-user technical support is currently supplied by employees through telephone support and via the Company’s website.

      The Company’s international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 50%, 47% and 50% of revenues for 2002, 2001 and 2000, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

      For additional information concerning revenue recognition, sales by geographic region and significant customer information, see Notes 1 and 9, respectively, of the Notes to Consolidated Financial Statements.

      The Company’s marketing and advertising functions are performed both internally and through an outside firm. Advertising, worldwide packaging and marketing materials are targeted to various reseller and end-user segments. Western Digital utilizes both consumer media and, to a lesser extent, trade publications. The Company has programs under which qualifying distributors and retailers are reimbursed for certain marketing expenditures. Western Digital also maintains customer relationships by communicating with its resellers and providing end-users with pre-sale and post-sale information and support through its website.

Competition

      In the desktop hard drive market, the Company has competed primarily with Fujitsu, IBM, Maxtor, Quantum, Samsung and Seagate. Over the last two years, Maxtor acquired the hard drive business of Quantum, Fujitsu exited the desktop hard drive market, and IBM exited the 5400 RPM segment of the hard drive market, decreasing the number of major competitors. In addition, IBM announced in April 2002 that it will sell its hard drive business to a joint venture that is controlled by Hitachi Data Systems.

      The hard drive industry is intensely competitive, with hard drive suppliers competing for sales to a limited number of major customers. Hard drives manufactured by different competitors are highly substitutable due to the industry mandate of technical form, fit and function standards. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support, and ease of doing business. The relative importance of these factors varies between different customer and market segments. The Company believes that it is generally competitive in all of these factors.

      Based on quarterly reports published by TrendFOCUS in 2002 and calendar year 2001, the Company believes that its market share of the 3.5-inch IDE/ ATA market during 2002 increased approximately 6%, from approximately 15% to approximately 21%. In addition, the overall percentage of the desktop market held by Maxtor, Seagate and Western Digital, the top three desktop suppliers during 2002, increased from approximately 74% to approximately 86%.

      The Company believes that there are no substantial barriers to entry for competitors to offer competing products. Therefore, the Company believes that it cannot differentiate its hard drive products solely on attributes such as storage capacity, buffer size or time-to-market. Accordingly, the Company also differentiates itself by designing and incorporating into its hard drives desirable product performance attributes, focusing on seek time, data transfer rates, intelligent caching, failure prediction, remote diagnostics, acoustics and data recovery. In addition, the Company emphasizes non-product related attributes, including rapid response with its computer manufacturer and distribution customers. Rapid response requires accelerated design cycles, customer delivery, production flexibility and timely service and support, which contribute to customer satisfaction. The Company also relies on the strength of the Western Digital brand name with value-added resellers and solution providers to whom the Company sells its hard drive products directly and indirectly. The Company believes that trust in a manufacturer’s reputation and the establishment of strategic relationships have become important factors in the selection of a hard drive, particularly within such a rapidly changing technology environment.

      The desktop hard drive market is characterized by several large competitors and short product life cycles; therefore, it has traditionally been subject to periods of sustained and severe price competition, and factors such as time-to-market, time-to-volume and time-to-quality can have a pronounced effect on the success of any particular product.

      Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than the Company’s hard drive products. High-speed semiconductor memory could compete with the Company’s hard drive products in the future. Semiconductor memory is much faster than magnetic disk drives, but currently is not competitive from a cost standpoint. Flash memory, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher “read” performance than hard drives, it has lower “write” performance. Flash memory could become competitive in the near future for applications requiring less storage capacity than that provided by hard drives.

      For an additional discussion of competition, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Service and Warranty

      Western Digital generally warrants its newly manufactured hard drives against defects in materials and workmanship for a period of one to three years from the date of sale. The Company’s warranty obligation is generally limited to repair or replacement of the hard drive. The Company has engaged third parties in China and Singapore to process and test returned hard drives for the Company’s customers. In addition, the Company has contracted with a third party in Canada to process returned hard drives, and until recently had engaged a third party to perform a similar service in the United States. However, in July 2002, Western Digital assumed the processing and testing of hard drives in the United States and terminated the outsourcing of this function to the third party. In 2003, the Company has engaged third parties in Korea and Brazil to process and test returned hard drives. The Company has contracts with third parties to refurbish or repair its products at service facilities located in Singapore and Germany.

Manufacturing

      To be competitive, Western Digital must manufacture high quality hard drives with industry leading time-to-volume production at competitive unit costs. The Company strives to maintain manufacturing flexibility and high manufacturing yields, while insisting that its suppliers provide high-quality components at competitive prices. The critical elements of Western Digital’s hard drive production are high volume, low cost assembly and testing, and establishment and maintenance of key vendor relationships. By establishing partner relationships with its strategic component suppliers, the Company believes it is able to access “best-of-class” manufacturing quality without the substantial capital investment associated with actual vertical integration. In addition, the Company believes that its sourcing strategy currently enables it to have the business flexibility needed to select the highest quality low cost suppliers as product designs and technologies evolve.

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

      The Company produces hard drives in two plants, one in Malaysia and one in Thailand. The Company continually evaluates its manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. For example, in order to improve efficiency and reduce costs, the Company closed two manufacturing facilities in Singapore during 1999 and 2000 and relocated its hard drive production to Malaysia. During 2002, in response to an increase in demand and in order to capitalize on the local supplier base, the Company completed the acquisition of a Thailand manufacturing facility. The Company continually evaluates which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. Currently, the Company purchases all of the standard mechanical components and micro controllers for its hard drives from external suppliers.

      For an additional discussion of manufacturing, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Research and Development

      The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses for continuing operations totaled $120.1, $113.4 and $150.7 million in 2002, 2001 and 2000, respectively.

      For a discussion of product development, see Part II, Item 7, under the heading “Risk factors related to the hard drive industry in which we operate.”

Materials and Supplies

      The principal components currently used in the manufacture of the Company’s hard drives are magnetic heads and related head stack assemblies, media, controllers, spindle motors and mechanical parts used in the head disk assembly. In addition to custom semiconductor devices, the Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers and a wide variety of other parts, including connectors, cables, and other interconnect technology.

      Unlike some of its competitors, the Company acquires all of the components for its products from third party suppliers. In general, the Company tries to have multiple suppliers for each of its component requirements. For example, the Company currently buys giant magnetoresistive heads from ALPS Electric Co., Ltd., Read-Rite Corporation and SAE Magnetics Ltd. Media requirements are purchased from several outside vendors including Fuji Electric Company Ltd., Komag, Showa Denko KK and Trace Storage Technology Corporation; however, the Company has a volume purchase agreement with Komag. Under this agreement, which expires in April 2005, the Company is obligated to purchase a substantial percentage of its requirements for hard disk media from Komag as long as Komag’s prices, technology and quality remain competitive. In August 2001, Komag announced its voluntary filing for Chapter 11 reorganization, and in July 2002 announced that it had completed its bankruptcy reorganization. Komag continued its operations during the Chapter 11 process. Komag Malaysia, a separate subsidiary which did not file Chapter 11, is the manufacturing entity which supplies Komag’s share of the Company’s media requirements.

      Some custom integrated circuits are currently sole-sourced from STMicroelectronics and IBM. The Company has a volume purchase agreement with IBM to purchase the major portion of its read channel chips at negotiated quantities and prices. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits. The Company expects this trend to continue in the area of custom integrated circuits for hard drives.

      For an additional discussion of component supplies, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Backlog

      Historically, a substantial portion of the Company’s orders has been for shipments within 30 to 60 days of the placement of the order. The Company generally negotiates pricing, order lead times, product support requirements and other terms and conditions prior to receiving a computer manufacturer’s first purchase order for a product. Customers’ purchase orders typically may be canceled with relatively short notice to the Company, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, certain of the Company’s sales to computer manufacturers are made under just-in-time delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Instead, the Company receives a periodic forecast of requirements from the customer, and the customer is invoiced upon shipment of the product from the just-in-time warehouse. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company’s revenue and profit and may not be comparable to earlier periods.

Patents, Licenses and Proprietary Information

      The Company owns numerous patents and has many patent applications in process. The Company believes that, although its patents and patent applications have considerable value, the successful manufacturing and marketing of its products depends primarily upon the technical competence and successful training of its personnel. Accordingly, the patents held and applied for do not assure the Company’s future success.

      In addition to patent protection of certain intellectual property rights, the Company considers elements of its product designs and processes to be proprietary and confidential. The Company believes that its nonpatented intellectual property, particularly some of its process technology, is an important factor in its success. Western Digital relies upon non-disclosure agreements and contractual provisions and a system of internal safeguards to protect its proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which the Company conducts business also may provide less protection for confidential information than the United States.

      The Company relies on certain technology that is licensed from other parties in order to manufacture and sell its products. The Company believes that it has adequate cross-licenses and other agreements in place in addition to its own intellectual property portfolio to compete successfully in the hard drive industry.

      For additional discussion of intellectual property, see Part II, Item 7, under the heading “Risk factors relating to Western Digital particularly.”

Environmental Regulation

      The Company is subject to a variety of regulations in connection with its operations. It believes that it has obtained or is in the process of obtaining all necessary environmental permits for its operations.

Employees

      As of June 28, 2002, the Company employed a total of 9,550 employees worldwide. This represents an increase in headcount of approximately 21% since June 29, 2001 and an increase of approximately 30% since June 30, 2000. The increase is primarily the result of the purchase of a manufacturing facility in Thailand during 2002 in response to an increase in unit sales. The Company employed 1,058 employees in the United States, 6,676 employees in Malaysia, 1,716 employees in Thailand, 19 employees in Singapore and 81 employees at its international sales offices as of June 28, 2002.

      Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees. Accordingly, the Company offers employee benefit programs which it believes are at least equivalent to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulty at times in hiring and retaining certain skilled personnel. When the Company is unable to hire personnel in the ordinary course of business, it uses third parties to help satisfy its personnel needs. In addition, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization, and the Company considers its employee relations to be good.

Item 2. Properties

      During December 2000, the Company relocated its corporate headquarters from Irvine, California to Lake Forest, California, signing a 10-year lease agreement for the Lake Forest facility. The lease for the Irvine facility expired in January 2001. The Company’s corporate headquarters houses management, research and development, administrative and sales personnel. The Company leases one facility in San Jose, California for research and development activities. In addition, the Company currently leases one facility in Irvine, California, which was used in 2002 for research and development activities, but which is currently used as a processing center and for light manufacturing. The San Jose lease expires in July 2006 and the Irvine lease expires in September 2010. Western Digital owns a manufacturing facility in Kuala Lumpur, Malaysia and acquired a smaller manufacturing facility in Pathumthani, Thailand in January 2002. The Company also leases office space in various other locations throughout the world primarily for sales and technical support.

      The Company believes its present facilities are adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue. New manufacturing facilities generally can be developed and become operational within approximately nine to eighteen months should the Company require such additional facilities.

      During 2000, the Company sold approximately 34 acres of land in Irvine, California, upon which it had previously planned to build a new corporate headquarters, for $26 million (the approximate cost of the land). During 2000, the Company also sold its enterprise drive manufacturing facility in Tuas, Singapore for $11.0 million (for a gain of $3.1 million) and its Rochester, Minnesota enterprise research and development facility for $29.7 million (for a loss of $1.9 million).

Item 3. Legal Proceedings

      See Part II, Item 8, Notes to Consolidated Financial Statements, Note 5.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

      The names, ages and positions of all of the executive officers of the Company as of September 23, 2002 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally elected annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Matthew E. Massengill	41	Chairman and Chief Executive Officer
Arif Shakeel	47	President and Chief Operating Officer
D. Scott Mercer	51	Senior Vice President and Chief Financial Officer
Charles W. Frank, Jr.	54	Vice President, Chief Technical Officer
Raymond M. Bukaty	45	Vice President, General Counsel, and Secretary
Steven M. Slavin	51	Vice President, Taxes and Treasurer
David C. Fetah	42	Vice President, Human Resources

      Mr. Massengill joined the Company in 1985 and has served in various executive capacities. From August 1999 until October 1999, he served as Co-Chief Operating Officer, and from October 1999 until January 2000, he served as Chief Operating Officer. Mr. Massengill served as President of the Company from January 2000 until January 2002, and he was appointed Chief Executive Officer in 2000. He assumed the additional role of Chairman of the Board of Directors in November 2001.

      Mr. Shakeel joined the Company in 1985 as Product Manager, Integrated Drive Electronics. Mr. Shakeel served in various executive capacities, including Vice President, Materials — Asia, until October 1997, when he left the Company to become Managing Director of Mah Lin Associates, a supplier of electromechanical components in Singapore. Mr. Shakeel rejoined the Company in April 1999 as Senior Vice President of Operations, Drive Products Division. He became Senior Vice President of Worldwide Operations in July 1999. In February 2000, he became Executive Vice President and General Manager of Hard Drive Solutions. He was promoted to Executive Vice President and Chief Operating Officer in April 2001, and served in that position until promoted to his current position of President in January 2002.

      Mr. Mercer joined the Company in 1991 as Chief Financial Officer, and served in that position until 1996, when he left the Company to serve in various senior management positions at Dell Computer

Corporation. At Dell Computer, Mr. Mercer was a Vice President responsible for product development and product marketing for desktop and notebook product lines. He became Vice President, Finance of Dell Computer’s Relationship Group and was later appointed to Vice President, Finance U.K. Operations. Mr. Mercer rejoined the Company in 2001 as Senior Vice President, Finance and Chief Financial Officer.

      Mr. Frank joined the Company in 1980 and has served in various engineering, marketing and senior management positions. He became Chief Technical Officer in January 2001.

      Mr. Bukaty joined the Company in 1999 as Vice President, Corporate Law. Mr. Bukaty was promoted to Vice President, General Counsel and Secretary in March 2002. Prior to joining the Company, he worked at Fluor Corporation for three years, two as Assistant General Counsel and one as Senior Counsel. Prior to joining Fluor, he was principal in the law firm of Riordan & McKinzie.

      Mr. Slavin joined the Company in 1986. He was appointed Vice President, Taxes in October 1990, and elected Treasurer in July 1996.

      Mr. Fetah joined the Company in March 2000 as Vice President of Human Resources. Prior to joining the Company, he served as Executive Director, Human Resources, for PeopleSoft, Inc. Prior to joining PeopleSoft in 1996, he was Manager, Human Resources, for Fluor Corporation where he served for five years.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Western Digital’s common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC.” The approximate number of holders of record of common stock of the Company as of September 10, 2002 was 3,337.

      The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future.

      The high and low sales prices of the Company’s common stock, as reported by the NYSE, for each quarter of 2002 and 2001 are as follows:

	First	Second	Third	Fourth

2002
High	$4.06	$6.79	$7.75	$7.55
Low	1.95	2.15	5.20	3.07
2001
High	$6.44	$6.81	$5.94	$5.58
Low	3.56	2.19	2.31	2.98

Item 6. Selected Financial Data

Financial Highlights

      The following selected consolidated financial data should be read in conjunction with Part II, Item 7.

	Years Ended

	June 28,		June 29,	June 30,	July 3,	June 27,
	2002		2001	2000	1999	1998

	(in millions, except per share and employee data)
Revenues, net	$2,151.2		$1,953.4	$1,957.2	$2,767.2	$3,541.5
Gross profit (loss)	281.6		207.7	9.6	(2.8)	100.1
Income (loss) from continuing operations	53.2		(74.6)	(329.5)	(472.5)	(290.2)
Per share income (loss) from continuing operations:
Basic and diluted	$.28		$(.44)	$(2.69)	$(5.28)	$(3.32)
Working capital	$34.8	*	$45.4	$6.9	$131.4	$463.5
Total assets	$636.7		$507.7	$613.0	$1,022.4	$1,442.7
Long-term debt	$—	*	$112.5	$225.5	$534.1	$519.2
Shareholders’ equity (deficiency)	$102.9		$6.8	$(109.8)	$(153.8)	$317.8
Number of employees	9,550		7,909	7,321	10,503	13,286

No cash dividends were paid for the years presented.

*	The holders of the Company’s convertible debentures have the right to require the Company to redeem the debentures in February 2003 (a “put” right). Based on current forecasts that show the company continuing to generate positive cash flow from operations, the Company now intends to satisfy the majority, if not all, of its put obligations in cash instead of common stock. Accordingly, the debentures have been classified as a current liability at June 28, 2002. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading Liquidity and Capital Resources, and Note 3 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These statements appear in a number of places in this report and include statements regarding the intentions, plans, strategies, beliefs or current expectations of the Company with respect to, among other things:

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

      Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company’s business and operating results, including those made under the headings “Risk factors related to the hard drive industry in which we operate” and “Risk factors relating to Western Digital particularly”, in this report, as well as the Company’s other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters.

Results of Operations

     Summary of 2002, 2001 and 2000 Comparison

      The following table sets forth, for the periods indicated, items in the Company’s statements of operations expressed as a percentage of total revenue. This table and the following discussion exclude the results of the discontinued businesses.

	Years ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Revenues, net	100.0%	100.0%	100.0%
Cost of revenues	(86.9)	(89.4)	(99.5)

Gross profit	13.1	10.6	0.5
Research and development	(5.6)	(5.8)	(7.7)
Selling, general and administrative	(5.2)	(5.9)	(6.5)
Restructuring charges	—	—	(4.4)

Total operating expenses	(10.8)	(11.7)	(18.6)

Operating income (loss)	2.3	(1.1)	(18.1)
Net interest and other income (expense)	0.1	(2.7)	0.3

Income (loss) from continuing operations before income tax benefit	2.4	(3.8)	(17.8)
Income tax benefit	0.1	—	1.0

Income (loss) from continuing operations	2.5%	(3.8)%	(16.8)%

     Net Revenues

      Consolidated net revenues were $2.2, $2.0 and $2.0 billion in 2002, 2001 and 2000, respectively. The increase in net revenues in 2002 from 2001 of $0.2 billion, or 10.1%, was primarily due to an increase in unit shipments of 31%, partially offset by a 16% decrease in average selling prices (“ASP’s”). The significant change in units and ASP’s in 2002 from 2001 is primarily due to expansion of the Company’s hard drive product line into lower-end desktop PC and consumer electronics markets. Consolidated net revenues in 2001 were flat with 2000, at approximately $2.0 billion. Excluding $141.8 million of revenue in 2000 related to the Company’s discontinued small computer system interface (“SCSI”) product line, revenue increased $138.0 million or 7.6% in 2001. This improvement was due to an increase in EIDE drive unit shipments of approximately 19%, partially offset by a 10% decline in ASP’s.

     Gross Profit

      Gross profit was $281.6 million, or 13.1% of revenue in 2002, $207.7 million, or 10.6% of revenue in 2001, and $9.6 million, or 0.5% of revenue, in 2000. Gross profit for 2000 included $72.5 million of special charges, of which $34.8 million related to costs associated with exiting the SCSI hard drive product line, and $37.7 million related to costs to repair recalled drives. Excluding special charges, gross profit was $82.1 million, or 4.2% of revenue, for 2000. The increase in gross profit in 2002 from 2001 was primarily the result of more cost-effective designs and higher unit volume, partially offset by lower ASP’s. The increase in gross profit in 2001 from 2000 (excluding the 2000 special charges) was primarily the result of higher volume and lower manufacturing costs due to 2000 expense reduction efforts, partially offset by lower ASP’s.

     Operating Expenses

      Research and development (“R&D”) expense was $120.1, $113.4 and $150.7 million for 2002, 2001 and 2000, respectively. The increase in R&D expense in 2002 from 2001 of $6.7 million was due to increases in new development programs and higher employee incentive payments, partially offset by expense reduction efforts. The decrease in 2001 from 2000 of $37.3 million was primarily due to the Company’s exit from the SCSI hard drive market during 2000 and expense reduction efforts in its remaining hard drive operations.

      Selling, general and administrative (“SG&A”) expense was $110.8, $115.8 and $127.0 million for 2002, 2001 and 2000, respectively. The decrease in SG&A expense in 2002 from 2001 of $5.0 million was primarily due to expense reduction efforts, partially offset by higher employee incentive payments. The decrease in 2001 from 2000 of $11.2 million was primarily due to the Company’s exit from the SCSI hard drive market in 2000 and expense reduction efforts in its remaining hard drive operations.

     Restructuring Charges

      During 2000, the Company initiated restructuring actions to improve operational efficiency and reduce operating expenses. These actions primarily consisted of a consolidation of the Company’s Asian operations and termination of its SCSI hard drive product line. Restructuring charges recorded in connection with these actions totaled $85.8 million and consisted of severance and outplacement costs, the retirement of manufacturing equipment and information systems assets, and net lease cancellation costs. Also recorded in connection with these actions were special charges to cost of revenues of $34.8 million for vendor settlements, incremental warranty, and inventory write-downs associated with exiting the SCSI hard drive product line.

     Interest and Other Income (Expense)

      Net interest and other income (expense) was $1.4, ($53.1) and $4.9 million in 2002, 2001 and 2000, respectively. This includes net investment gains of $4.8 million in 2002, investment write-offs and related lease contingency accruals of $52.4 million in 2001, and net investment gains of $14.8 million in 2000. Excluding these nonrecurring items, net interest and other expense was $3.4, $0.7 and $9.9 million in 2002, 2001 and 2000, respectively. The increase in net expense in 2002 (excluding nonrecurring items) was primarily due to a decrease in interest income as a result of lower interest rates. The decrease in net expense in 2001 (excluding nonrecurring items) was primarily due to lower interest expense on lower average debt balances resulting from the payment in 2000 of an outstanding term loan of $50.0 million and redemptions during 2000 and 2001 of the Company’s 5.25% zero coupon convertible debentures.

      Included in 2002’s net investment gains is a $9.0 million recovery from the sale of the Company’s remaining Komag investments to a third party. These investments were part of the $52.4 million nonoperating charge recorded to net interest and other expense during 2001 to adjust the carrying value of equity investments in and notes receivable from Komag and accruals of Komag contingent guarantees, resulting from Komag’s announcement to file for Chapter 11 reorganization.

     Income Tax Benefit

      The Company’s 2002 net income tax benefit of $1.1 million included a federal income tax refund of $3.1 million for a loss carryback available as a result of tax legislation enacted during the year. During 2001, the Company did not record an income tax benefit, as no loss carrybacks were available at that time. During 2000, the Company recorded an income tax benefit of $19.5 million to adjust its current and deferred tax accruals. The accruals were established in prior years primarily for the unremitted income of foreign subsidiaries. However, due to the significant increase of net operating loss carryforwards and reevaluation of the accruals after the substantial international restructurings in 2000, the Company believed the accruals were no longer necessary. See Note 11 of Notes to Consolidated Financial Statements.

     Discontinued Operations

      During 2002, the Company discontinued the operations of new business ventures, including Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”) and Keen Personal Media, Inc. (“Keen”). The Company sold substantially all of the assets of its Connex and SANavigator businesses for a net gain of $24.5 million and terminated the Keen operations. These operating losses for the periods reported and the net gain recognized on the sale of Connex and SANavigator have been segregated from continuing operations and reported separately on the statements of operations as discontinued operations.

     Extraordinary Item

      During 2002, the Company issued 2.6 million shares of common stock and paid $17.6 million in cash in exchange for $72.4 million in face value of its convertible debentures (with a book value of $31.6 million). During 2001, the Company issued 16.0 million shares of common stock in exchange for $295.7 million in face value of its convertible debentures (with a book value of $120.3 million). During 2000, the Company issued 26.7 million shares of common stock in exchange for $735.6 million in face value of its convertible debentures (with a book value of $284.1 million). These redemptions were private, individually negotiated transactions with certain institutional investors. As a result of the redemptions, the Company recognized an extraordinary loss of $0.1 million in 2002 and extraordinary gains of $22.4 and $166.9 million in 2001 and 2000, respectively (see also “New Accounting Pronouncements”).

Liquidity and Capital Resources

      The Company had cash and cash equivalents of $223.7 million at June 28, 2002 and $167.6 million at June 29, 2001. Net cash provided by continuing operations was $82.8 million during 2002 as compared to net cash used for continuing operations of $58.8 million during 2001. This $141.6 million improvement in cash provided by continuing operations consists of a $79.7 million improvement in the Company’s net income, net of non-cash items, and a $61.9 million decrease in cash used to fund working capital requirements. These improvements are due to significantly better operating performance by the Company, including higher sales volume, improved cost management, and a lower cash conversion cycle.

      The Company’s cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was negative 9 days for 2002, a 2 day improvement over the prior year. Accounts receivable at June 28, 2002 was higher than the prior year as a result of higher fourth quarter revenue combined with longer average collection days due to the elimination of certain early payment discount programs. However, this increase in average collection days was offset by improved inventory turns and longer payment days with suppliers. The allowance for doubtful accounts decreased to $7.6 million at June 28, 2002 from $13.3 million at June 29, 2001 as a result of the write-off of fully reserved accounts receivable balances which management determined to be uncollectable.

      Other uses of cash during 2002 included net capital expenditures of $47.7 million, primarily for normal replacement of existing assets and the purchase of assets for the Company’s new manufacturing facility in Thailand, and $17.6 million for debenture redemptions. Other sources of cash during 2002 included $9.9 million received from the sale of assets, $10.2 million received in connection with stock option and warrant exercises and Employee Stock Purchase Plan purchases, and $0.5 million received by the Company’s subsidiary from minority investors.

      Other uses of cash during 2001 included net capital expenditures of $50.7 million, primarily to upgrade the Company’s hard drive production capabilities and for normal replacement of existing assets. Other sources of cash during 2001 included proceeds of $15.0 million received upon the sale of marketable equity securities, $110.5 million received upon issuance of 23.5 million shares of the Company stock under the Company’s equity facility and $7.1 million received in connection with the stock option exercises and Employee Stock Purchase Plan purchases.

      The Company anticipates that capital expenditures in 2003 will not be more than $65.0 million and will relate to normal replacement of existing assets and expansion of the Company’s new Thailand facility.

      Discontinued operations provided net cash proceeds of $18.2 million in 2002, including approximately $36.7 million net proceeds from asset sales. This compares to $39.5 million in net cash used to fund the operating, investing and financing activities of the discontinued operations for 2001.

      The Company has zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be redeemed by the Company, as of February 18, 2003,

February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option. The Debentures are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. Since issuance of the Debentures in 1998, the Company has redeemed Debentures with a book value of $435.9 million and an aggregate principal amount at maturity of $1.1 billion through the issuance of cash and/ or common stock. These redemptions were private, individually negotiated transactions with certain institutional investors. As of June 28, 2002, the remaining book value of the Debentures was $86.2 million, the aggregate principal amount at maturity was $193.5 million and the market value was $83.0 million. Based on current forecasts that show the Company continuing to generate positive cash flow from operations, the Company now intends to satisfy the majority, if not all, of its put obligations in cash instead of common stock. Accordingly, the Debentures have been classified as a current liability at June 28, 2002. Debentures not put to the Company in February 2003, if any, will be reclassified as long-term debt.

      During 2001, the Company entered into a three-year Senior Credit Facility, replacing a previous facility that had matured on March 31, 2000. The Senior Credit Facility provides up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation), matures on September 20, 2003 and is secured by accounts receivable, inventory, 65% of the stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires the Company to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility. However, the Company has issued a $25 million standby letter of credit under the facility to Cirrus Logic, Inc. (“Cirrus”) concerning $25 million in disputed accounts payable. These disputed accounts payable have been recorded in the Company’s financial statements, but are part of the Company’s litigation against Cirrus (see Note 5 of Notes to Consolidated Financial Statements). The availability under the Senior Credit Facility has been reduced by a corresponding amount of the outstanding letter of credit.

      During 2001 and 2000, respectively, the Company issued 23.5 and 24.6 million shares of common stock under preexisting shelf registrations for net cash proceeds of $110.5 and $111.8 million. During 2002, no common stock was issued under these shelf registrations and the Company withdrew them as management determined they would not be utilized in the foreseeable future.

      At June 28, 2002, the Company had cash and cash equivalents of $223.7 million, working capital of $34.8 million (net of the Debentures) and shareholders’ equity of $102.9 million. In addition, the Company has a Senior Credit Facility providing up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation). The Company believes its current cash and cash equivalents and its existing credit facility will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the headings “Risk factors related to the hard drive industry in which we operate” and “Risk factors relating to Western Digital particularly.”

Commitments

      The following is a summary of the Company’s significant contractual cash obligations and commercial commitments at June 28, 2002:

     Convertible Debentures

      The Company has zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). For a description of the Debentures, see the discussion under “Liquidity and Capital Resources”.

     Operating Leases

      The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2010. The following table summarizes the future payments of these leases (in thousands):

Operating
Leases

2003	$10,131
2004	8,213
2005	7,061
2006	7,004
2007	5,508
Thereafter	19,559

Total future minimum lease obligations	$57,476

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

     Forward Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The Company does not purchase short-term forward exchange contracts for trading purposes. As of June 28, 2002, the Company had $5.0 million outstanding of purchased foreign currency forward exchange contracts. The contracts have maturity dates that do not exceed three months. At June 28, 2002, the carrying value of the contracts approximates fair value.

Critical Accounting Policies

      The preceding discussion and analysis of the Company’s results of operations is based on its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. Following are the Company’s most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

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

      The Company records provisions against revenue and cost of revenues for estimated sales returns in the same period that the related revenues are recognized. The Company bases these provisions on existing product return notifications as well as historical returns by product type (see “Warranty”).

     Warranty

      The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive, and the warranty periods range from one to three years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair.

     Inventory

      Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions, estimates of future sales prices, inventory costs and inventory balances.

      The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. The Company writes down inventory balances for excess and obsolete inventory based on the analysis.

     Litigation and Other Contingencies

      The Company applies Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and reasonably estimable.

     Deferred Tax Assets

      The Company’s deferred tax assets, which consist primarily of net operating loss and tax credit carryforwards, are fully reserved due to management’s determination that it is “more likely than not” that these assets will not be realized. This determination is based on the weight of available evidence, the most significant of which is the Company’s loss history in the related tax jurisdictions. Should this determination change in the future, some amount of deferred tax assets could be recognized, resulting in a tax benefit or a reduction of future tax expense.

New Accounting Pronouncements

      During April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. The Company will adopt SFAS 145 on June 29, 2002 at which time it will begin classifying gains and losses resulting from the extinguishment of debt as other income and expense, instead of extraordinary items. The adoption will not have a net impact on the Company’s results of operations or liquidity.

      On September 11, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-15, “Determining Whether Certain Conversions of Convertible Debt to Equity Securities are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt” (“FAS 84”). The EITF deliberated this issue because of diversity in practice in the accounting for conversions of convertible debt to equity initiated by the debt holder. In practice, some registrants accounted for these transactions following FAS 84 while others followed Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt” (“APB 26”). The EITF concluded that FAS 84 applies to conversions of convertible debt when the offer for consideration in excess of the original conversion terms was made by the bondholder. The EITF concluded that this guidance should be followed for transactions entered into on or after September 12, 2002. The Company’s previous extinguishments of its convertible debentures involving the issuance of stock have been accounted for under APB 26 whereby a gain on early extinguishment was recorded equal to the excess of the net book value of the indebtedness over the fair value of the consideration paid to extinguish the indebtedness. Following the guidance in EITF Issue No. 02-15, similar early extinguishments of the convertible debentures involving stock initiated by the debt holder will give rise to a conversion inducement expense equal to the fair value of the shares issued in excess of those required to be issued upon the exercise of the debenture conversion feature. The Company does not expect EITF Issue No. 02-15 to have a significant impact on the future results of operations because the Company does not expect to use stock to make early extinguishments of its convertible debentures.

Risk factors related to the hard drive industry in which we operate

Our operating results depend on our being among the first-to-market and first-to-volume with our new products at a low cost.

      To achieve consistent success with computer manufacturer customers, we must be an early provider of next generation hard drives featuring leading technology and high quality. If we fail to:

•	consistently maintain or improve our time-to-market performance with our new products,

•	produce these products in sufficient volume within our rapid product cycle,

•	qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications,

•	achieve acceptable manufacturing yields and costs with these products, or

•	consistently meet stated quality requirements on delivered products,

our operating results would be adversely affected.

Product life cycles require continuous technical innovation associated with higher areal densities.

      New products require higher areal densities (the gigabyte of storage per disk) than previous product generations, posing formidable technical challenges. Higher areal densities require fewer heads and disks to achieve a given drive capacity, which means that existing head technology must be improved to accommodate more data on a single disk. Our failure to bring these new products to market on time and at acceptable costs would put us at a competitive disadvantage to companies that achieve these results.

Short product life cycles make it difficult to recover the cost of development.

      Over the past few years, hard drive areal density has increased at a much more rapid pace than previously experienced. This has significantly shortened product life cycles since each generation of drives is more cost effective than the previous one. Shorter product life cycles make it more difficult to recover the cost of product development.

Short product life cycles and new products force us to continually qualify new products with our customers.

      Due to short product life cycles and continuously changing products, we must regularly engage in new product qualification with our customers. To be considered for qualification we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume computer manufacturers, most of which continue to consolidate their share of the PC market. These risks are increased because we expect cost improvements and competitive pressures to result in declining sales and gross margins on our current generation products.

Unexpected technology advances in the hard drive industry could harm our competitive position.

      If one of our competitors were able to implement a significant advance in head or disk drive technology that enables a “step-change” increase in areal density that permits greater storage of data on a disk, it could harm our operating results.

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

      We expect that our average selling prices for hard drives will continue to decline. Increases in areal density mean that the average drive we sell has fewer heads and disks, and therefore lower component cost. Because of the competitiveness of the hard drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our average selling prices decline even further when competitors lower prices to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share.

The hard drive industry is highly competitive and characterized by rapid shifts in market share among the major competitors.

      The price of hard drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or attempting to gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, result in significant and rapid shifts in market share among the industry’s major participants. For example, during the first quarter of 2000, the Company lost market share as a result of a product recall. Similar losses in market share could adversely affect our operating results.

Our prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard drives.

      Demand for our hard drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity, which typically lead to intense price competition. During calendar year 2001 and the first half of calendar year 2002, the industry experienced weak PC demand in the U.S. and other markets. If intense price competition occurs as a result of weak demand, we may be forced to lower prices sooner and more than expected, which could result in lower revenues and gross profits.

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

      The PC market is fragmenting into a variety of computing devices and products. Some of these products, such as Internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. For 2002, more than 10% of our unit sales were for consumer products other than computers, primarily gaming devices. If we are not successful in using our hard drive technology and expertise to develop new products for these emerging markets, it will likely harm our operating results.

The market acceptance for hard disk drives in game consoles continues to be uncertain.

      The use of hard disk drives in the game console market is a fairly recent trend. Due to the price competitive nature of the hard disk drive industry, with selling prices of personal computers being substantially higher than game consoles, game manufacturers may not have the ability to either incorporate or continue to incorporate hard disk drives into their overall architecture. In addition, current price reduction demands from either current or future game console customers may not make hard disk drive integration an attractive market for us or other hard drive manufacturers.

We depend on our key personnel and skilled employees.

      Our success depends upon the continued contributions of our key personnel and skilled employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard drive industry is intense. We have lost a number of experienced hard drive engineers over the past two years as a result of the loss of retention value of their employee stock options (because of the decrease in price of our common stock) and aggressive recruiting of our employees. If we are unable to retain our existing key personnel or skilled employees or hire and integrate new key personnel or skilled employees, our operating results would likely be harmed.

Risk factors relating to Western Digital particularly

Loss of market share with a key customer could harm our operating results.

      A majority of our revenue comes from a few customers. For example, during 2002, sales to our top 10 customers accounted for approximately 58% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. For example, this occurred with our enterprise hard drive product line early in the third quarter of 2000 and is one of the factors which led to our decision to exit the enterprise hard drive market.

Dependence on a limited number of qualified suppliers of components could lead to delays, lost revenue or increased costs.

      Because we do not manufacture any of the basic components in our hard drives, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could harm us more severely than our competitors, some of whom manufacture certain of the components for their hard drives, and could significantly harm our operating results. A number of the components used by us are available from only a single or limited number of qualified outside suppliers. If a component is in short supply, or a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. In addition, if a component becomes unavailable, we could suffer significant loss of revenue. For example, we lost revenue in

September 1999 when we had to shut down our Caviar product line production for approximately two weeks as a result of a faulty power driver chip that was sole-sourced from a third party supplier.

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

      In April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. In October 2001, we amended the Komag volume purchase agreement to extend the initial term to six years. Similarly, in February 2001, we entered into a two-year volume purchase agreement with IBM under which we buy a substantial portion of our read channel chips from IBM. Effective June 2002, we amended the IBM volume purchase agreement to extend the initial term through December 31, 2003. These strategic relationships have increased our dependence on each of Komag and IBM as a supplier. Our future operating results may depend substantially on Komag’s ability to timely qualify its media components in our new development programs, and each of Komag’s and IBM’s ability to supply us with these components or chips, as the case may be, in sufficient volume to meet our production requirements. A significant disruption in Komag’s ability to manufacture and supply us with media components or IBM’s ability to manufacture and supply us with read channel chips could harm our operating results.

To develop new products we must maintain effective partner relationships with our strategic component suppliers.

      Under our business model, we do not manufacture any of the component parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology which can impact, for example, feasible combinations of heads and media components. We are currently engaged in litigation with Cirrus, which until this year was the sole source of read channel chips for our hard drives. As a result of the disputes that gave rise to the litigation, our business operations were at risk until another supplier’s read channel chips could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

We have only one primary high-volume manufacturing facility, and a secondary smaller facility, which subjects us to the risk of damage or loss of either facility.

      The majority of our manufacturing volume comes from one facility in Malaysia. During 2002, we acquired a second, smaller manufacturing facility in Thailand. A fire, flood, earthquake or other disaster, condition or event that adversely affects either our Malaysia or Thailand facility or ability to manufacture could result in a loss of sales and revenue and harm our operating results.

Terrorist attacks may adversely affect our business and operating results.

      The terrorist attacks on the United States on September 11, 2001, the United States-led military response to counter terrorism and the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the financial and insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which the Company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours.

Manufacturing our products abroad subjects us to numerous risks.

      We are subject to risks associated with our foreign manufacturing operations, including:

•	obtaining requisite United States and foreign governmental permits and approvals;

•	currency exchange rate fluctuations or restrictions;

•	political instability and civil unrest;

•	transportation delays or higher freight rates;

•	labor problems;

•	trade restrictions or higher tariffs;

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.

      We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place, which occurred in Malaysia during the first quarter of 1999. As a result of the Malaysian currency controls, we are no longer hedging the Malaysian currency risk. Currently, we hedge the Thai Baht and British Pound Sterling.

The nature of our business and our reliance on intellectual property and other proprietary information subjects us to the risk of significant litigation.

      The hard drive industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. We are currently evaluating notices of alleged patent infringement or notices of patents from patent holders. We also are a party to several judicial and other proceedings relating to patent and other intellectual property rights. If we conclude that a claim of infringement is valid, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would likely increase our costs and harm our operating results.

Our reliance on intellectual property and other proprietary information subjects us to the risk that these key ingredients of our business could be copied by competitors.

      Our success depends, in significant part, on the proprietary nature of our technology, including non-patentable intellectual property such as our process technology. Despite safeguards, to the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results.

Inaccurate projections of demand for our product can cause large fluctuations in our quarterly results.

      If we do not forecast total quarterly demand accurately, it can have a material adverse effect on our quarterly results. We typically book and ship a high percentage (at times up to 58%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to match our production plans to customer demands. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers, such as Komag and IBM;

•	competition and consolidation in the data storage industry; and

•	seasonal and other fluctuations in demand for computers often due to technological advances.

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

      We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. Key estimates and assumptions for us include:

•	accruals for warranty costs related to product defects;

•	price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•	inventory adjustments for write-down of inventories to lower of cost or market value (net realizable value);

•	reserves for doubtful accounts;

•	accruals for product returns;

•	accruals for litigation and other contingencies; and

•	reserves for deferred tax assets.

The market price of our common stock is volatile.

      The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard drive, data and content management, storage and communication industries; and

•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general.

      In addition, general economic conditions may cause the stock market to experience extreme price and volume fluctuations from time to time that particularly affect the stock prices of many high technology companies. These fluctuations often appear to be unrelated to the operating performance of the companies.

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

      Due to the risks described herein, in the future we may be unable to maintain adequate financial resources for capital expenditures, expansion or acquisition activity, working capital and research and development. We have a credit facility, which matures on September 20, 2003. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot ensure that additional financing will be available to us or available on acceptable terms. An equity financing could also be dilutive to our existing stockholders.

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

      Historically, the Company has focused on hedging its foreign currency risk related to the Singapore Dollar, the British Pound Sterling and the Malaysian Ringgit. With the establishment of currency controls and the prohibition of purchases or sales of the Malaysian Ringgit by offshore companies, the Company discontinued hedging its Malaysian Ringgit currency risk in 1999. Future hedging of this currency will depend on currency conditions in Malaysia. As a result of the closure of the Company’s Singapore operations in 2000, the Company has also discontinued its hedging program related to the Singapore Dollar. During the third quarter of 2002, the Company purchased a manufacturing facility in Thailand and began hedging the Thai Baht.

      As of June 28, 2002, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

	June 28, 2002

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate	Gain (Loss)

	(U.S. Dollar equivalent amounts)
Foreign currency forward contracts:
British Pound Sterling	2.0	1.52	—
Thai Baht	3.0	41.25	—

      In 2002, 2001 and 2000, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements and the carrying value of the contracts approximated fair value. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s consolidated financial statements.

Disclosure About Other Market Risks

     Fixed Interest Rate Risk

      At June 28, 2002, the market value of the Company’s 5.25% zero coupon convertible subordinated debentures due in 2018 was approximately $83.0 million, compared to the related book value of $86.2 million. The convertible debentures will be repurchased by the Company, at the option of the holder, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option.

     Variable Interest Rate Risk

      At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only debt which does not have a fixed-rate of interest. At June 28, 2002, there were no borrowings outstanding under the Facility.

     Fair Value Risk

      The Company owns approximately 1.0 million shares of Vixel common stock. As of June 28, 2002, the market value of the Vixel shares was $2.6 million. Changes in the market value of the Vixel shares are recorded as unrealized gains or losses in other comprehensive income (shareholders’ equity). As of June 28, 2002, a $2.6 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income. If the Company sells any portion of this common stock, the related unrealized gain or loss on the date of sale will become realized and reflected as a gain or loss in the Company’s income statement. As a result of market conditions, the market value of the shares had declined from $2.6 million as of June 28, 2002 to $1.5 million as of September 20, 2002. Due to market fluctuations, an additional decline in the stock’s fair market value could occur.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 28, 2002 and June 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition with respect to certain sales commencing on July 1, 2000.

KPMG LLP

Orange County, California

     July 25, 2002

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Revenues, net	$2,151,152	$1,953,392	$1,957,199
Costs and expenses:
Cost of revenues	1,869,551	1,745,654	1,947,594
Research and development	120,128	113,382	150,658
Selling, general and administrative	110,797	115,832	126,986
Restructuring charges	—	—	85,837

Total costs and expenses	2,100,476	1,974,868	2,311,075

Operating income (loss)	50,676	(21,476)	(353,876)
Net interest and other income (expense)	1,419	(53,115)	4,874

Income (loss) from continuing operations before income taxes, extraordinary gain (loss), and cumulative effect of change in accounting principle	52,095	(74,591)	(349,002)
Income tax benefit	1,140	—	19,500

Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	53,235	(74,591)	(329,502)
Discontinued operations
Loss from discontinued operations	(12,291)	(45,168)	(25,413)
Gain on disposal of discontinued operations	24,532	—	—
Extraordinary gain (loss) from redemption of debentures	(48)	22,400	166,899
Cumulative effect of change in accounting principle	—	(1,504)	—

Net income (loss)	$65,428	$(98,863)	$(188,016)

Basic income (loss) per common share:
Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	$.28	$(.44)	$(2.69)
Discontinued operations
Loss from discontinued operations	(.06)	(.27)	(.20)
Gain on disposal of discontinued operations	.13	—	—
Extraordinary gain (loss)	(.00)	.13	1.36
Cumulative effect of change in accounting principle	—	(.01)	—

	$.35	$(.59)	$(1.53)

Diluted income (loss) per common share:
Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of change in accounting principle	$.28	$(.44)	$(2.69)
Discontinued operations
Loss from discontinued operations	(.07)	(.27)	(.20)
Gain on disposal of discontinued operations	.13	—	—
Extraordinary gain (loss)	(.00)	.13	1.36
Cumulative effect of change in accounting principle	—	(.01)	—

	$.34	$(.59)	$(1.53)

Common shares used in computing per share amounts:
Basic	188,988	168,715	122,624

Diluted	193,708	168,715	122,624

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 28,	June 29,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$223,728	$167,582
Accounts receivable, less allowance for doubtful accounts of $7,573 in 2002 and $13,298 in 2001	218,832	127,767
Inventories	73,395	78,905
Prepaid expenses and other assets	11,554	11,455

Total current assets	527,509	385,709
Property and equipment at cost, net	107,520	106,166
Other assets, net	1,651	15,777

Total assets	$636,680	$507,652

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$302,998	$224,544
Accrued compensation	17,586	11,778
Accrued warranty	26,913	30,943
Other accrued expenses	58,975	73,081
Convertible debentures	86,204	—

Total current liabilities	492,676	340,346
Other liabilities	41,142	38,629
Convertible debentures	—	112,491
Minority interest	—	9,383

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized — 5,000 shares; Outstanding — None	—	—
Common stock, $.01 par value; Authorized — 450,000 shares; Outstanding — 195,438 shares in 2002 and 192,800 in 2001	1,954	1,928
Additional paid-in capital	714,137	735,439
Accumulated deficit	(516,292)	(581,720)
Accumulated other comprehensive income	2,559	3,112
Deferred compensation	(3,192)	(3,745)
Treasury stock — common shares at cost; 3,295 shares in 2002 and 6,420 shares in 2001	(96,304)	(148,211)

Total shareholders’ equity	102,862	6,803

Total liabilities and shareholders’ equity	$636,680	$507,652

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(in thousands)

						Retained	Accumulated		Total	Total
	Common Stock		Treasury Stock		Additional	Earnings	Comprehensive		Shareholders’	Comprehensive
					Paid-in	(Accumulated	Income	Deferred	Equity	Income
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Compensation	(Deficiency)	(Loss)

Balance at July 3, 1999	101,908	$1,019	(11,297)	$(193,042)	$335,197	$(294,841)	$(2,123)	$—	$(153,790)
ESPP shares issued	—	—	1,236	10,660	(5,622)	—	—	—	5,038
Exercise of stock options	—	—	288	2,572	(1,427)	—	—	—	1,145
Shares issued in debenture redemptions	26,725	268	—	—	109,841	—	—	—	110,108
Shares issued in equity facility sales	24,611	246	—	—	111,556	—	—	—	111,803
Other shares issued	91	1	—	—	387	—	—	—	388
Net loss	—	—	—	—	—	(188,016)	—	—	(188,016)	$(188,016)
Unrealized gain on investment securities	—	—	—	—	—	—	3,490	—	3,490	3,490

Balance at June 30, 2000	153,335	1,534	(9,773)	(179,810)	549,932	(482,857)	1,367	—	(109,834)	$(184,526)

ESPP shares issued	—	—	1,199	11,232	(6,780)	—	—	—	4,452
Exercise of stock options	—	—	854	8,546	(5,885)	—	—	—	2,661
Shares issued in debenture redemption	15,970	159	—	—	95,315	—	—	—	95,474
Shares issued in equity facility sales	23,495	235	—	—	110,239	—	—	—	110,474
Issuance of restricted stock awards	—	—	1,300	11,821	(7,382)	—	—	(4,439)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	694	694
Net loss	—	—	—	—	—	(98,863)	—	—	(98,863)	$(98,863)
Unrealized gain on investment securities	—	—	—	—	—	—	1,745	—	1,745	1,745

Balance at June 29, 2001	192,800	1,928	(6,420)	(148,211)	735,439	(581,720)	3,112	(3,745)	6,803	$(97,118)

ESPP shares issued	—	—	1,343	13,893	(9,550)	—	—	—	4,343
Exercise of stock options and warrants	—	—	1,557	34,357	(28,541)	—	—	—	5,816
Shares issued in debenture redemption	2,638	26	—	—	13,559	—	—	—	13,585
Issuance of restricted stock awards, net of forfeiture	—	—	225	3,657	(2,582)	—	—	(1,075)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,628	1,628
Net effect of subsidiary equity transactions	—	—	—	—	5,812	—	—	—	5,812
Net income	—	—	—	—	—	65,428	—	—	65,428	$65,428
Unrealized loss on investment securities	—	—	—	—	—	—	(553)	—	(553)	(553)

Balance at June 28, 2002	195,438	$1,954	(3,295)	$(96,304)	$714,137	$(516,292)	$2,559	$(3,192)	$102,862	$64,875

See notes to consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Cash flows from operating activities
Net income (loss)	$65,428	$(98,863)	$(188,016)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities of continuing operations:
Gain on sale of discontinued operations	(24,532)	—	—
Loss from discontinued operations	12,291	45,168	25,413
Extraordinary (gain) loss on debenture redemptions	48	(22,400)	(166,899)
Depreciation and amortization	45,794	51,905	78,283
Non-cash interest expense	5,649	7,483	15,447
Non-cash portion of restructuring charges	—	—	56,301
Investment gains, net	(4,391)	—	(14,767)
Non-cash adjustment to Komag investment and note	—	39,283	—
Other non-cash charges, net	2,000	—	—
Changes in assets and liabilities:
Accounts receivable	(90,529)	31,149	124,649
Inventories	5,427	1,804	46,639
Prepaid expenses and other assets	938	(134)	5,376
Accrued warranty	(5,058)	(18,095)	(3,099)
Accounts payable, accrued compensation and accrued expenses	71,023	(90,463)	(104,911)
Other	(1,337)	(5,685)	(1,137)

Net cash provided by (used for) continuing operations	82,751	(58,848)	(126,721)

Cash flows from investing activities
Capital expenditures, net	(47,743)	(50,683)	(21,442)
Proceeds from sales of property and equipment	—	—	66,756
Other investment activity	9,912	14,979	(12,867)

Net cash provided by (used for) investing activities of continuing operations	(37,831)	(35,704)	32,447

Cash flows from financing activities
Proceeds from ESPP shares issued and stock option exercises	10,159	7,113	6,183
Repayment of bank debt	—	—	(50,000)
Cash used in debenture redemptions	(17,613)	—	—
Common stock issued for cash	—	110,474	111,803
Proceeds from minority investment in subsidiary	450	—	10,000

Net cash provided by (used for) financing activities of continuing operations	(7,004)	117,587	77,986
Cash provided by (used for) discontinued operations	18,230	(39,474)	(25,838)

Net increase (decrease) in cash and cash equivalents	56,146	(16,439)	(42,126)
Cash and cash equivalents at beginning of year	167,582	184,021	226,147

Cash and cash equivalents at end of year	$223,728	$167,582	$184,021

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

     Fiscal Year

      The Company has a 52 or 53-week fiscal year. In order to align its manufacturing and financial calendars, effective during the three months ended December 31, 1999, the Company changed its fiscal calendar so that each fiscal month ends on the Friday nearest to the last day of the calendar month. Prior to this change, the Company’s fiscal month ended on the Saturday nearest to the last day of the calendar month. The change did not have a material impact on the Company’s results of operations or financial position. The 2002, 2001 and 2000 fiscal years ended on June 28, June 29, and June 30 respectively, and consisted of 52 weeks each. All general references to years relate to fiscal years unless otherwise noted.

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

     Property and Equipment

      The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The majority of the Company’s property and equipment is being depreciated over three years. Depreciation is

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed on a straight-line basis. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

     Intangible Assets

      Intangible assets are included in other assets and amortized over their expected useful lives or the lives of the related products. The Company reviews identifiable intangibles and other long-lived assets for impairment whenever events or circumstances indicate the carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized to the extent that the carrying value of the asset exceeds its fair value.

     Revenue Recognition

      The Company adopted Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), during its quarter ended June 29, 2001. SAB 101 extends the point at which revenue is recognized to include the transfer of the risks of ownership. Generally, this occurs at the time of shipment for the Company’s OEM customers, and at the time of delivery for its reseller customers. Accordingly, the Company changed its revenue recognition policy effective July 1, 2000 to recognize revenue on certain product shipments upon delivery rather than shipment. The accounting change resulted in a net increase to revenues for 2001 of $13.1 million, of which $16.9 million had previously been recorded in 2000. The cumulative effect on prior years’ net loss of this accounting change was $1.5 million.

      In accordance with standard industry practice, the Company’s agreements with certain resellers provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. Either party may terminate these agreements upon written notice. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company recognizes revenue at the time of delivery to resellers and accrues for estimated pricing adjustments and sales returns. Net revenue recognized on sales to resellers was approximately $990, $1,016 and $881 million for 2002, 2001 and 2000, respectively. Repurchases of reseller inventory were not material in 2002, 2001 and 2000.

     Warranty

      The Company records an accrual for estimated warranty costs as products are sold. Warranty covers cost of repair or replacement of the hard drive during the warranty period, which ranges from 1 to 3 years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. Although the Company believes that it has the continued ability to reasonably estimate warranty reserves, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

     Advertising Expense

      Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $6.0, $7.4 and $9.0 million in 2002, 2001 and 2000, respectively.

     Income Taxes

      The Company accounts for income taxes under the liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (“NOL”)

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards. The Company records a valuation allowance where it is “more likely than not” that the deferred tax assets will not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment (see Note 11).

     Per Share Information

      The Company computes basic income (loss) per share using the net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the net income (loss) and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding employee stock options, employee stock purchase plan shares, restricted stock awards and common shares issuable upon conversion of the convertible debentures.

      As of June 28, 2002, June 29, 2001 and June 30, 2000, 24.7 million, 23.3 million and 20.9 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted income (loss) per share. Also, for the same periods, an additional 2.9 million, 4.0 million and 8.4 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted income (loss) per share. The effects of these items were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

     Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”) and to follow the pro forma net income (loss), pro forma earnings (loss) per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123 (see Note 6).

     Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The fair value of the Company’s convertible debentures is estimated by reference to quoted information from market sources. At June 28, 2002, the market value of the Company’s convertible debentures was approximately $83.0 million, compared to the related carrying value of $86.2 million. At June 29, 2001, the market value of the Company’s convertible debentures was approximately $85.1 million, compared to the related carrying value of $112.5 million. The carrying amounts of all other financial instruments in the consolidated balance sheets approximate fair values.

     Investments

      The Company’s investments in unrestricted, marketable equity securities have been classified as “available for sale”, are included in other current assets, and are carried at fair value. The classification of a security is determined at the acquisition date and reviewed periodically. The Company regularly reviews the fair market value of the available for sale securities and records an unrealized gain or loss for any changes in the fair market value. Unrealized gains or losses are shown as a component of accumulated comprehensive income (loss) in shareholders’ equity. Securities that are not classified as “available for sale” are carried at the lower of cost or estimated fair value. The Company periodically reviews its investments for instances where fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The amount of

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any write-down would be included in the results of operations as a realized loss. Realized gains and losses resulting from the sale of securities are determined using the specific identification method.

     Other Comprehensive Income (Loss)

      Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115.

     Subsidiary Equity Transactions

      During the periods presented, the Company’s new venture subsidiary, SageTree, Inc. (“SageTree”), received cash proceeds from unrelated parties in exchange for an equity interest in SageTree. As a result of the sale of stock to an unrelated party during 2002, the Company’s ownership percentage of SageTree decreased to less than 50% and the Company discontinued accounting for SageTree under the consolidation method. At the time the stock was sold to the unrelated party, the price was in excess of SageTree’s book value and, therefore, the Company’s net investment in SageTree increased. As SageTree was a newly formed development stage company, the increase was reflected in shareholders’ equity as a “subsidiary equity transaction”, in accordance with SEC Staff Accounting Bulletin 84.

Foreign Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose for entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. As a result, a majority of the increases or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes.

      The Company applies the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company had outstanding forward exchange contracts with commercial banks for the British Pound Sterling and the Thai Baht with values of $5.0 and $2.8 million, at June 28, 2002 and June 29, 2001, respectively. The Company has elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value were recorded through the results of operations for the years ended June 28, 2002 and June 29, 2001.

Use of Estimates

      Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. These estimates and assumptions have been applied using methodologies which are consistent throughout the periods presented. However, actual results could differ from these estimates.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior years’ amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

      During April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. The Company will adopt SFAS 145 on June 29, 2002 at which time it will begin classifying gains and losses resulting from the extinguishment of debt as other income and expense, instead of extraordinary items. The adoption will not have a net impact on the Company’s results of operations or liquidity.

      On September 11, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-15, “Determining Whether Certain Conversions of Convertible Debt to Equity Securities are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt” (“FAS 84”). The EITF deliberated this issue because of diversity in practice in the accounting for conversions of convertible debt to equity initiated by the debt holder. In practice, some registrants accounted for these transactions following FAS 84 while others followed Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt” (“APB 26”). The EITF concluded that FAS 84 applies to conversions of convertible debt when the offer for consideration in excess of the original conversion terms was made by the bondholder. The EITF concluded that this guidance should be followed for transactions entered into on or after September 12, 2002. The Company’s previous extinguishments of its convertible debentures involving the issuance of stock have been accounted for under APB 26 whereby a gain on early extinguishment was recorded equal to the excess of the net book value of the indebtedness over the fair value of the consideration paid to extinguish the indebtedness. Following the guidance in EITF Issue No. 02-15, similar early extinguishments of the convertible debentures involving stock initiated by the debt holder will give rise to a conversion inducement expense equal to the fair value of the shares issued in excess of those required to be issued upon the exercise of the debenture conversion feature. The Company does not expect EITF Issue No. 02-15 to have a significant impact on the future results of operations because the Company does not expect to use stock to make early extinguishments of its convertible debentures.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Supplemental Financial Statement Data (in thousands)

	2002	2001	2000

Net Interest and Other Income (Expense)
Interest income	$4,035	$7,154	$9,260
Interest expense	(8,127)	(8,743)	(19,153)
Net realized investment gains (losses)	(4,216)	(337)	14,767
Minority interest in losses of consolidated subsidiary	727	1,215	—
Other gains (charges)(1)	9,000	(52,404)	—

Net interest and other income (expense)	$1,419	$(53,115)	$4,874

Cash paid for interest	$—	$—	$2,100

Inventories
Finished goods	$54,483	$48,123
Work in process	9,523	8,888
Raw materials and component parts	9,389	21,894

	$73,395	$78,905

Property and Equipment
Land and buildings	$59,097	$54,060
Machinery and equipment	290,477	305,966
Furniture and fixtures	6,674	7,219
Leasehold improvements	11,195	10,818

	367,443	378,063
Accumulated depreciation and amortization	(259,923)	(271,897)

Net property and equipment	$107,520	$106,166

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for redemption of convertible debentures	$13,585	$95,474	$110,108

Redemption of convertible debentures for Company common stock, net of capitalized issuance costs	$13,358	$117,874	$277,008

Settlement of accounts payable by transfer of cost method investments			$26,242

Transfer of Service Center assets in exchange for promissory note			$11,655

(1)	During the fourth quarter of 2001, as a result of Komag’s public announcement regarding its intention not to pay certain debt and interest amounts when due, and due to the market value trend of its common stock, the carrying amount of the equity investment in Komag was determined to have suffered an “other than temporary” decline in market value. Accordingly, the Company recorded nonoperating charges totaling $52.4 million to adjust the carrying values of equity investments in and notes receivable from Komag and to accrue for the contingent guarantees of the Komag equipment and facility leases. On August 24, 2001, Komag announced its voluntary Chapter 11 reorganization filing. During 2002, the Company sold its creditor position and remaining investments in Komag to an unrelated party for $9.0 million.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.     Convertible Debentures and Line of Credit

Convertible Debentures

      The Company has zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be redeemed by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option. Alternatively, a holder may choose to convert debentures into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. Based on current forecasts, the Company now intends to satisfy the majority, if not all, of its put obligations in cash instead of common stock. Accordingly, the Debentures have been classified as a current liability at June 28, 2002. Debentures not put to the Company in February 2003, if any, will be reclassified as long-term debt.

      During 2002, the Company issued 2.6 million shares of common stock and paid $17.6 million in cash in exchange for Debentures with a book value of $31.6 million and an aggregate principal amount at maturity of $72.4 million. During 2001, the Company issued 16.0 million shares of common stock in exchange for Debentures with a book value of $120.3 million and an aggregate principal amount at maturity of $295.7 million. During 2000, the Company issued 26.7 million shares of common stock in exchange for Debentures with a book value of $284.1 million and an aggregate principal amount at maturity of $735.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors and resulted in an extraordinary loss of $0.1 million during 2002 and extraordinary gains of $22.4 and $166.9 million during 2001 and 2000, respectively (see also New Accounting Pronouncements under Note 1).

      As of June 28, 2002, the book value of the remaining outstanding Debentures was $86.2 million and the aggregate principal amount at maturity was $193.5 million. Debenture issuance costs are included in other assets and amortized over the term of the Debentures. During 2002, 2001 and 2000, approximately $0.4, $2.4 and $7.1 million, respectively, of unamortized issuance costs were netted against the extraordinary gain in connection with the redemptions. As of June 28, 2002 the balance of unamortized Debenture issuance costs was $0.6 million.

Line of Credit

      The Company has a three-year Senior Credit Facility that provides up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation), matures on September 20, 2003 and is secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires the Company to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. The Senior Credit Facility replaced a previous facility that matured on March 31, 2000. As of the date hereof, there were no borrowings under the facility. However, the Company has issued a $25 million standby letter of credit under the facility to Cirrus Logic, Inc. (“Cirrus”) concerning $25 million in disputed accounts payable. These disputed accounts payable have been recorded in the Company’s financial statements, but are part of the Company’s litigation against Cirrus (see Note 5). The availability under the Senior Credit Facility has been reduced by a corresponding amount for the outstanding letter of credit.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Operating Lease Commitments

      The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2010. Rental expense under these leases, including month-to-month rentals, was $11.7, $15.4 and $17.8 million in 2002, 2001 and 2000, respectively.

      Future minimum rental payments under non-cancelable operating leases as of June 28, 2002 are as follows (in thousands):

2003	$10,131
2004	8,213
2005	7,061
2006	7,004
2007	5,508
Thereafter	19,559

Total future minimum rental payments	$57,476

Note 5.     Legal Proceedings

      The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company’s legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In addition, the costs of defending such litigation, individually or in the aggregate, may be material, regardless of the outcome. Accordingly, results could differ materially from those projected in the forward-looking statements.

      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, labor, product and other matters. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 28, 2002, is subject to many uncertainties and is therefore not predictable with assurance. While these matters could affect the operating results of any one quarter when resolved in future periods, management believes that, after final disposition, any monetary liability or financial impact to the Company from these matters, beyond that provided at June 28, 2002, would not be material to the annual consolidated financial statements. However, there can be no assurance with respect to such result. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that in a particular case a license will be offered or that the offered terms will be acceptable to the Company.

      In 1992, Amstrad plc (“Amstrad”) brought suit against the Company in California State Superior Court, County of Orange, alleging that disk drives supplied to Amstrad by the Company in 1988 and 1989 were defective and caused damages to Amstrad of not less than $186 million. The suit also sought punitive damages. The Company denied the material allegations of the complaint and filed cross-claims against Amstrad. The case was tried, and in June 1999 the jury returned a verdict in favor of Western Digital. Amstrad appealed the judgment and the judgment awarding costs and attorney’s fees to the Company. The Company and Amstrad have entered into a settlement agreement settling all claims between them relating to the litigation, and dismissals of the appeals will be entered shortly.

      In June 1994, Papst Licensing (“Papst”) brought suit against the Company in the United States District Court for the Central District of California, alleging infringement by the Company of five disk drive motor patents owned by Papst. In December 1994, Papst dismissed its case without prejudice. In July 2002, Papst filed a new complaint against the Company and several other defendants. The suit alleges infringement by the

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company of seventeen of Papst’s patents related to disk drive motors that the Company purchased from motor vendors. Papst is seeking an injunction and damages. The Company filed an answer on September 4, 2002, denying Papst’s complaint. The Company intends to vigorously defend the suit.

      On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million. Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million. On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, the Company filed its First Amended Complaint. Cirrus demurred to the First Amended Complaint, and on December 18, 2001, the Court denied Cirrus’ demurrer. On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against the Company and its Malaysian subsidiary in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel chips purchased from Cirrus that is disputed by the Company. On December 20, 2001, the Court granted Cirrus’ Applications but required Cirrus to post undertakings in the amount of approximately $0.5 million on each Writ before issuance. Pursuant to agreement with Cirrus, the Company posted a letter of credit in the amount of $25.2 million in satisfaction of the Writs. Discovery in the case is currently underway, and the Company expects that it will continue for the next several months.

Note 6.     Shareholders’ Equity

     Equity Facility

      Under shelf registrations (the “equity facility”) previously in effect with the Securities and Exchange Commission, the Company issued shares of common stock to institutional investors for cash. Shares sold under the equity facility were at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During 2002, the Company withdrew these shelf registrations. During 2001, the Company issued 23.5 million shares of common stock under the equity facility for net cash proceeds of approximately $110.5 million. During 2000, the Company issued 24.6 million shares of common stock under the equity facility for net cash proceeds of approximately $111.8 million.

     Stock Reserved for Issuance

      The following table summarizes all shares of common stock reserved for issuance at June 28, 2002 (in thousands):

Number
of Shares

Issuable in connection with:
Convertible debentures	2,890
Exercise of stock options, including options available for grant	42,340
Employee stock purchase plan	1,592

46,822

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (“ESPP”) that operates in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever is less. Approximately 1.6 million shares of common stock remain reserved for issuance under this plan. Approximately 1,343,000, 1,199,000 and 1,236,000 shares were issued under this plan during 2002, 2001 and 2000, respectively.

     Stock Option Plans

      Western Digital’s Employee Stock Option Plan (“Employee Plan”) is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value of the common stock on the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 28, 2002, options to purchase 8,547,233 shares of common stock were exercisable and 10,553,315 shares were available for grant under this plan. Pursuant to the terms of the Employee Plan, participants are permitted to utilize previously purchased common stock as consideration to purchase additional common stock upon exercise of options or to exercise on a cashless basis through the Company designated broker.

      The Company has a Broad-Based Stock Incentive Plan (the “Broad-Based Plan”) under which options to purchase shares of common stock and stock awards may be granted to employees of the Company and others. This plan is intended to qualify as “broadly-based” under the New York Stock Exchange shareholder approval policy. The Compensation Committee determines the vesting provisions and other terms of the options and stock. To date, the options granted vest either one year, two years or four years from the date of grant. As of June 28, 2002, options to purchase 6,213,949 shares of common stock were exercisable and 1,695,716 shares were available for grant as options or stock awards, under this plan.

      Under the Broad-Based Plan, the Company issued to certain employees 0.3 million and 1.3 million shares of restricted stock during 2002 and 2001, respectively. The stock vests on the second and third anniversary dates of the grant provided that the recipient is still employed by the Company. The aggregate market value (net of cancellations) of the restricted stock at the dates of issuance was $1.1 million and $4.4 million for 2002 and 2001, respectively. These amounts have been recorded as deferred compensation, a separate component of shareholders’ equity (deficiency), and are being amortized over the three-year vesting period.

      The Company has a Stock Option Plan for Non-Employee Directors (“Director Plan”) and has reserved 2.6 million shares for issuance thereunder. The Director Plan provides for initial option grants to new directors of 75,000 shares per director and additional grants of options to purchase 10,000 shares of common stock per director each year upon their reelection as a director at the annual shareholders’ meeting. Terms of the Director Plan require that options have a ten-year term and that the exercise price of options be not less than the fair market value at the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 28, 2002, options to purchase 630,941 shares of common stock were exercisable and 1,038,876 shares were available for grant under this plan.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity under the Employee, Broad-Based and Director Plans (in thousands, except per share amounts):

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding at July 3, 1999	17,726	$13.19
Granted	13,485	3.82
Exercised	(288)	4.10
Canceled or expired	(10,022)	9.92

Options outstanding at June 30, 2000	20,901	8.83
Granted	7,843	5.45
Exercised	(854)	3.14
Canceled or expired	(4,539)	10.02

Options outstanding at June 29, 2001	23,351	7.69
Granted	8,271	3.13
Exercised	(1,296)	3.50
Canceled or expired	(1,274)	8.46

Options outstanding at June 28, 2002	29,052	6.54

      The significant number of shares canceled or expired in 2000 was the result of terminations relating to restructuring and other attrition.

      The following tables summarize information about options outstanding and exercisable under the Employee, Broad-Based and Director Plans at June 28, 2002 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$1.94 – 2.10	4,863	9.21	$2.10	311	$2.09
2.21 – 3.27	2,679	7.53	2.86	1,871	2.81
3.31 – 3.47	1,466	3.53	3.38	742	3.31
3.63 – 4.43	3,699	7.15	4.27	2,341	4.31
4.44 – 5.12	2,462	7.86	4.72	1,206	4.70
5.13 – 6.00	5,219	8.35	5.93	2,032	5.94
6.05 – 8.81	3,789	5.92	7.25	2,571	7.56
8.87 – 12.87	3,046	5.39	11.91	2,560	11.94
13.50 – 48.50	1,829	5.03	24.66	1,758	25.10

Total	29,052	7.15	6.54	15,392	8.47

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of options granted in 2002, 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			ESPP Plan

	2002	2001	2000	2002	2001	2000

Option life (in years)	3.0	2.5	4.0	2.0	2.0	2.0
Risk-free interest rate	3.37%	4.20%	6.15%	2.90%	4.20%	6.15%
Stock price volatility	0.88	1.05	0.83	0.88	1.05	0.83
Dividend yield	—	—	—	—	—	—

      The following is a summary of the per share weighted average fair value of stock options granted in the years listed below:

	2002	2001	2000

Options granted under the Stock Option Plans	$1.94	$3.86	$2.44
Shares granted under the ESPP Plan	$2.90	$4.65	$8.77

      The Company applies APB Opinion No. 25 in accounting for its stock option and ESPP plans and, accordingly, no compensation expense has been recognized for the options in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its options under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as indicated below (amounts in thousands except per share data):

	Year Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Net income (loss)
As reported	$65,428	$(98,863)	$(188,016)
SFAS 123 pro forma adjustment	(23,091)	(29,779)	(39,783)

Pro forma net income (loss)	$42,337	$(128,642)	$(227,799)

Income (loss) per share:
Basic as reported	$0.35	$(0.59)	$(1.53)
SFAS 123 pro forma adjustment	(0.13)	(0.17)	(0.33)

Pro forma basic income (loss) per share	$0.22	$(0.76)	$(1.86)

Diluted as reported	$0.34	$(0.59)	$(1.53)
SFAS 123 pro forma adjustment	(0.12)	(0.17)	(0.33)

Pro forma diluted income (loss) per share	$0.22	$(0.76)	$(1.86)

     Stock Purchase Rights

      In 1989, the Company implemented a plan to protect shareholders’ rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carried one Right to Purchase Series A Junior Participating Preferred Stock (the “Right”). The Right enabled the holder, under certain circumstances, to purchase common stock of Western Digital or of an acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company’s outstanding common stock. On September 10, 1998 the Company’s Board of Directors approved the adoption of a new Rights plan to replace the previous plan, which expired in September 1998. The Rights under the 1998 plan were similar to the rights under the 1989 plan except they were redeemable by the Company at $.01 per Right and expired in 2008. In connection

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the establishment of a holding company structure on April 6, 2001, the Company terminated the Rights under the 1998 plan and adopted a new Rights plan. The 2001 plan is similar to the terminated 1998 plan, except that the exercise price was reduced from $150.00 to $50.00 per share, and the expiration date for the 2001 Rights plan was extended to April 2011.

Note 7.     Savings and Profit Sharing Plan

      Effective July 1, 1991, the Company adopted a Savings and Profit Sharing Plan, the Western Digital Corporation Retirement Savings and Profit Sharing Plan (the “Plan”). The Plan includes an employee 401(k) plan. The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. For 2002, 2001 and 2000 the Company made contributions to the 401(k) plan of $1.4 million, $1.7 million and $2.3 million, respectively.

Note 8.     Restructurings

      During 2000, the Company initiated restructuring actions to improve operational efficiency and reduce operating expenses. Charges related to these restructuring actions were accrued in the periods in which executive management committed to execute such actions. The restructuring actions taken in 2000 included the reorganization of worldwide operational and management responsibilities, transfer of hard drive production from Singapore to the Company’s manufacturing facility in Malaysia, removal of property and equipment from service, closure of the Company’s Singapore operations and closure of its Rochester, Minnesota design center. These actions resulted in a net reduction of worldwide headcount of approximately 2,000, of which approximately 540 were management, professional and administrative personnel and the remainder were manufacturing employees. These employees were given legally required notification and outplacement services. Restructuring charges recorded in connection with these actions totaled $85.8 million and consisted of severance and outplacement costs of $28.7 million, the write-off of manufacturing equipment and information systems assets of $56.3 million (taken out of service and held for disposal), and net lease cancellation and other costs associated with the closure of $11.0 million. Reducing these charges was the favorable settlement of lease commitments in Singapore of $5.3 million, favorable settlement of 1999 restructuring accruals of $1.8 million and a gain realized on the sale of the Tuas, Singapore facility, closed during 1999 restructuring actions, of $3.1 million. The restructuring effort was substantially completed by June 30, 2000. Of the charges related to the 2000 restructuring actions, approximately $30.5 million was paid in 2000 and the remainder was paid in 2001. Also paid in 2000 was the remainder of the 1999 restructuring of $0.2 million.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring charges, the amounts paid and the ending accrual balances (in thousands) for the years ended June 30, 2000 and June 29, 2001:

		Non-Cash	Total
	Accruals	Charges	Charges

Balance at July 3, 1999 (from 1999 restructuring actions)	$1,946

Consolidation of Asian operations and closure of Rochester design center:
Fixed asset write-offs	$—	$56,301	$56,301
Severance and outplacement	28,679	—	28,679
Lease cancellation and other (net of favorable lease settlement of $5,252)	5,733	—	5,733

	34,412	56,301	90,713

Changes to 1999 restructuring estimates:
Gain on sale of Tuas building	—	—	(3,100)
Favorable settlement of 1999 restructuring accruals	(1,776)	—	(1,776)

		$56,301	$85,837

Cash payments during 2000	(30,699)

Balance at June 30, 2000	$3,883

Cash payments during 2001	(3,883)

Balance at June 29, 2001	$—

Note 9.     Business Segment, International Operations and Major Customers

     Segment Information

      As of June 28, 2002, the Company operated in one segment, the hard drive business. The Company’s new business ventures have been discontinued (see Note 10).

     International Operations

      The Company’s operations outside the United States include manufacturing facilities in Malaysia and Thailand as well as sales offices throughout Europe and Asia. During 1999 and the first half of 2000, the Company also had manufacturing facilities in Singapore. The following table summarizes operations by geographic areas for the past three years. United States revenues to unaffiliated customers include export sales to international customers of $659.6, $512.6 and $505.8 million in 2002, 2001 and 2000, respectively.

      Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $47, $50 and $62 million in 2002, 2001 and 2000,

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, have been excluded in determining operating income (loss) by geographic region. Asia revenues and assets for the periods presented below consist primarily of the Company’s Malaysian operations.

	United
	States	Europe	Asia	Eliminations	Total

	(in millions)
Year ended June 28, 2002
Sales to unaffiliated customers	$1,703	$447	$1	$—	$2,151
Transfers between geographic areas	433	0	1,891	(2,324)	—

Revenues, net	$2,136	$447	$1,892	$(2,324)	$2,151

Operating income (loss)	$(21)	$1	$108	$10	$98

Long-lived assets	$19	$—	$90	$—	$109

Year ended June 29, 2001
Sales to unaffiliated customers	$1,554	$397	$2	$—	$1,953
Transfers between geographic areas	385	5	1,769	(2,159)	—

Revenues, net	$1,939	$402	$1,771	$(2,159)	$1,953

Operating income (loss)	$(84)	$2	$111	$0	$29

Long-lived assets	$45	$—	$78	$(1)	$122

Year ended June 30, 2000
Sales to unaffiliated customers	$1,462	$485	$10	$—	$1,957
Transfers between geographic areas	479	3	1,858	(2,340)	—

Revenues, net	$1,941	$488	$1,868	$(2,340)	$1,957

Operating income (loss)	$(296)	$4	$(58)	$58	$(292)

Long-lived assets	$100	$1	$65	$(2)	$164

     Major Customers

      During 2002, sales to Dell Computer accounted for 15% of the Company’s revenues and sales to Hewlett-Packard (including sales to Compaq Computer prior to its merger with Hewlett-Packard in 2002) accounted for 13% of the Company’s revenues. During 2001, sales to Dell Computer accounted for 16% of the Company’s revenues and sales to Compaq Computer accounted for 12% of the Company’s revenues. During 2000 sales to Compaq Computer accounted for 21% of the Company’s revenues.

Note 10.     Discontinued Operations

      The Company acquired Connex, Inc. (“Connex”), a storage systems and solutions startup, in 1999. SANavigator, Inc. (“SANavigator”) was formed as a subsidiary of Connex in 2001 and developed and marketed storage area network management software.

      During 2000, the Company formed Keen Personal Media, Inc. (“Keen PM”), to develop and sell interactive personal video recorder and set-top box software, services and hardware for broadband television content management and commerce.

      In 2002, the Company discontinued Connex, SANavigator and Keen. The disposals have been accounted for as discontinued operations and, accordingly, the consolidated financial statements for all periods presented have been reclassified. In August 2001, substantially all of the operating assets of Connex were sold to

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantum Corporation for cash proceeds of $11.0 million, and in September 2001 substantially all of the operating assets of SANavigator were sold to McData Corporation for cash proceeds of $29.8 million. These transactions generated a gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses. At June 28, 2002, there were no remaining assets or liabilities attributable to any of the new ventures. At June 29, 2001, the net liabilities of discontinued operations, totaling $2.1 million, were included with other accrued expenses on the balance sheet and consisted principally of individually immaterial amounts of inventories, prepaid expenses, fixed assets, accounts payable and accrued expenses.

Note 11.     Income Taxes

      The domestic and international components of income (loss) before income taxes are as follows (in thousands):

	2002	2001	2000

United States	$(56,530)	$(214,817)	$(214,316)
International	120,818	115,954	6,800

Income (loss) before income taxes	$64,288	$(98,863)	$(207,516)

      The components of income tax benefit are as follows (in thousands):

	2002	2001	2000

Current
United States	$(3,124)	$(1,800)	$(15,302)
International	1,667	1,620	2,623
State	317	180	179

	(1,140)	—	(12,500)
Deferred, net	—	—	(7,000)

Income tax benefit	$(1,140)	$—	$(19,500)

      The tax benefits associated with employee exercises of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan generally reduce taxes currently payable. However, no tax benefits were recorded to additional paid-in capital in 2002, 2001 and 2000 because their realization was not believed to be “more likely than not”. Consequently, a valuation allowance was recorded against the entire benefit. Benefits to be recognized in the future related to stock option deductions are approximately $20.0 million.

      During 2002, the company received a refund of U.S. federal income taxes of $3.1 million. This refund was for alternative minimum taxes paid in prior years and was made in accordance with legislation enacted during 2002. During 2000, the Company reversed $19.5 million of tax accruals and certain deferred tax amounts. These accruals were previously established over time and primarily related to unremitted income of foreign subsidiaries. However, based upon a review of the Company’s tax positions after the substantial international operations restructurings in 2000, and due to the significant balances of net operating losses in recent years, the Company believed these accruals were no longer necessary.

      Income tax payments amounted to $2.0 million, $1.5 million and $4.6 million in 2002, 2001 and 2000, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at June 28, 2002 and June 29, 2001 are as follows (in thousands):

	2002	2001

Deferred tax assets:
NOL carryforward	$234,046	$375,150
Business credit carryforward	44,183	42,680
Reserves and accrued expenses not currently deductible	82,952	101,189
All other	7,972	7,909

	369,153	526,928
Valuation allowance	(369,153)	(526,928)

Total deferred tax assets	$—	$—

Deferred tax liabilities:
Unremitted income of foreign subsidiaries	$9,016	$8,429
All other	—	1,333

Total deferred tax liabilities	$9,016	$9,762

      Reserves and accrued expenses not currently deductible include the following (in thousands):

	2002	2001

Sales related reserves and adjustments	$42,560	$46,263
Accrued compensation and benefits	5,695	5,841
Inventory reserves and adjustments	1,993	3,552
Other accrued liabilities	32,704	45,533

Total deferred tax assets	$82,952	$101,189

      During 2002, the Company repatriated a significant amount of prior years’ earnings of its foreign subsidiaries. As a result, there was a significant reduction in net operating loss carryforwards. The repatriation occurred following the enactment in 2002 of favorable but temporary U.S. tax law changes. Remaining net undistributed earnings from foreign subsidiaries at June 28, 2002, on which no U.S. tax has been provided, amounted to approximately $110 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made on these earnings.

      The Company determines deferred taxes for each of its tax-paying subsidiaries within each tax jurisdiction. The deferred tax assets indicated above are attributable primarily to tax jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions are also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is “more likely than not” to be realized.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of the United States Federal statutory rate to the Company’s effective tax rate is as follows:

	2002	2001	2000

U.S. Federal statutory rate	35.0%	(35.0)%	(35.0)%
Current year U.S. loss not benefitted	0.0	76.1	19.3
State income taxes, net	0.5	0.2	0.0
Tax rate differential on international income	(63.1)	(42.7)	0.1
Tax effect of repatriation	272.2	0.0	16.9
Utilization of NOL carryforward	(218.2)	0.0	0.0
Benefit from change in beginning valuation allowance	(28.0)	0.0	0.0
Tax accrual adjustment	0.0	0.0	(9.4)
Other	(0.2)	1.4	(1.2)

Effective tax rate	(1.8)%	0.0%	(9.3)%

      Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared to local statutory rates. The lower rates reduced income taxes and improved the net income or loss by $29 million ($.15 per diluted share), $30 million ($.18 per diluted share), and $19 million ($.15 per diluted share) in 2002, 2001 and 2000, respectively. These lower rates are in effect through fiscal year 2004.

      At June 28, 2002, the Company had Federal and state net operating loss carryforwards of approximately $595 million and $432 million, respectively. In addition, the Company had various Federal and state tax credit carryforwards of approximately $44.2 million. The loss carryforwards are available to offset future federal and state taxable income through 2021 and 2006, respectively. The credit carryforwards begin to expire in 2003.

Note 12.     Quarterly Results of Operations (unaudited)

	First(1)(4)	Second(2)(4)	Third(4)	Fourth(3)(4)

	(in thousands, except per share amounts)
2002
Revenues, net	$440,943	$574,670	$594,867	$540,672
Gross profit	56,007	70,558	81,018	74,018
Operating income (loss)	(206)	12,852	20,801	17,229
Income (loss) from continuing operations	(557)	15,546	22,077	16,169
Gain (loss) from discontinued operations	21,075	(2,851)	(2,893)	(3,090)
Net income	20,518	12,594	19,198	13,118
Basic and diluted earnings per share	$0.11	$0.07	$0.10	$0.07

2001
Revenues, net	$424,366	$561,570	$511,723	$455,733
Gross profit	25,936	67,541	63,295	50,966
Operating income (loss)	(33,376)	5,163	4,431	2,306
Income (loss) from continuing operations	(35,008)	6,002	4,469	(50,054)
Loss from discontinued operations	(10,257)	(12,991)	(10,588)	(11,332)
Net income (loss)	(35,526)	3,587	(5,748)	(61,176)
Basic and diluted earnings (loss) per share	$(0.24)	$0.02	$(0.03)	$(0.34)

(1)	During the first quarter of 2002, the Company sold substantially all the assets of Connex and SANavigator for cash proceeds of $11.0 million and $29.8 million respectively. The Company recognized

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses.

The first quarter of 2001 includes an extraordinary gain of $11.2 million the Company recognized for the redemption of debentures.

(2)	The second quarter of 2002 includes a $9.0 million cash recovery from its Komag note receivable and investment that were written off during the fourth quarter of 2001. Also during the quarter, the Company recorded a $5.5 million non-cash loss on the write-down of certain cost-method investments that were determined to be impaired.

The second quarter of 2001 includes an extraordinary gain of $10.6 million the Company recognized for the redemption of debentures.

(3)	During the fourth quarter of 2001, the Company recorded nonoperating charges of $52.4 million to adjust the carrying value of equity investments in and notes receivable from Komag and accruals of Komag contingent guarantees.

(4)	The quarterly results presented have been reclassified to present the operations of Connex, SANavigator, and Keen PM as discontinued.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Three years ended June 28, 2002
(in thousands)

	Allowance for
	Doubtful	Accrued
	Accounts	Warranty(1)

Balance at July 3, 1999.	$18,537	$78,187
Charges to operations	945	77,719
Deductions	(6,221)	(85,341)

Balance at June 30, 2000	13,261	70,565
Charges to operations	1,218	39,736
Deductions	(1,181)	(57,831)

Balance at June 29, 2001	13,298	52,470
Charges to operations	3,441	46,527
Deductions	(9,166)	(51,585)

Balance at June 28, 2002	$7,573	$47,412

(1)	Accrued warranty includes amounts classified in non-current liabilities of $20.5 million at June 28, 2002, $21.5 million at June 29, 2001 and $30.2 million at June 30, 2000.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2002.

Item 11.     Executive Compensation

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph” and “Employment Agreements, Termination of Employment and Change of Control Arrangements,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions “Security Ownership by Principal Shareholders and Management” and “Equity Compensation Plan Information,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2002.

Item 13.     Certain Relationships and Related Transactions

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption “Related Party Transactions,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2002.

Item 14.     Controls and Procedures

      Not applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

           (3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger to Form Holding Company, dated April 6, 2001, by and among Western Digital Corporation, Western Digital Technologies, Inc. (f/k/a Western Digital Corporation) and WD Merger Sub, Inc.(21)
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(21)
3.2	Amended and Restated By-laws of Western Digital Corporation, adopted as of March 28, 2002(26)
4.1	Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(21)
4.2	Form of Common Stock Certificate(1)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(21)
4.4	Indenture, dated as of February 18, 1998, between Western Digital Corporation and State Street Bank and Trust Company of California, N.A., as Trustee(9)
4.4.1	First Supplemental Indenture, dated as of April 6, 2001, between Western Digital Corporation and State Street Bank and Trust Company, N.A.(21)
4.7	Western Digital Corporation’s Zero Coupon Convertible Subordinated Debenture due 2018 and the Global Form of Western Digital Corporation’s Zero Coupon Convertible Subordinated Debenture due 2018 (which is identical Western Digital Corporation’s Zero Coupon Convertible Subordinated Debenture due 2018, except for certain provisions as marked)(9)
10.1.4	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(12)*
10.1.5	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(23)*
10.2	Amended and Restated 401(k) Plan, adopted as of March 28, 2002(26)
10.3	Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 18, 1999(18)*
10.3.1	First Amendment to the Western Digital Corporation 1993 Employee Stock Purchase Plan, dated April 6, 2001(23)*
10.10	Amended and Restated Deferred Compensation Plan, adopted May 31, 2002*†
10.11	Amended and Restated Executive Bonus Plan, adopted May 31, 2002*†
10.12	Western Digital Corporation Extended Severance Plan, effective January 18, 1990(2)*
10.12.1	Amendment No. 1 to the Western Digital Corporation Extended Severance Plan, effective September 1, 1995(5)*
10.12.2	Western Digital Corporation Change of Control Severance Plan, effective March 29, 2001(22)*

Exhibit
Number	Description

10.16.1	Amended and Restated Western Digital Corporation Long-Term Retention Plan, as amended and restated on July 10, 1997(8)*
10.16.2	Western Digital Corporation Executive Retention Plan(11)*
10.21	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of January 27, 2000(23)*
10.21.1	First Amendment to the Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, dated April 6, 2001(23)*
10.23	Lease by and between Serrano Jack, L.L.C., and Western Digital Corporation, dated May 30, 2000(19)
10.30	Western Digital Corporation Savings and Profit Sharing Plan(3)*
10.31	First Amendment to the Western Digital Corporation Savings and Profit Sharing Plan, dated June 30, 1995(3)*
10.32	Second Amendment to the Western Digital Corporation Savings and Profit Sharing Plan, dated March 27, 1996(4)*
10.32.1	Third Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, effective January 1, 1997(6)*
10.32.2	Fourth Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, effective June 23, 1995(7)*
10.32.3	Fifth Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, dated November 13, 1997(10)*
10.32.4	Sixth Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, effective January 1, 2000(16)*
10.32.5	Seventh Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, effective January 1, 2000(16)*
10.32.6	Eighth Amendment to the Western Digital Corporation Savings and Profit Sharing Plan, dated April 6, 2001(23)*
10.33	Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(23)*
10.33.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(23)*
10.34	Western Digital Corporation Broad-Based Stock Incentive Plan(16)*
10.34.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(23)*
10.35.1	Western Digital Corporation Incentive Compensation Plan(24)*
10.36	Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc. (f/k/a Western Digital Corporation), dated February 7, 2001§†
10.36.1	Amendment No. 1 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc. (f/k/a Western Digital Corporation), dated as of December 18, 2001§†
10.36.2	Amendment 2 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., effective as of June 19, 2002†

Exhibit
Number	Description

10.36.3	Third Amended and Restated Attachment No. 1 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., dated as of June 19, 2002§†
10.40	OEM Component Supply and Technology License Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(10)(13)
10.41	OEM Sales and Purchase Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(10)(13)
10.42	Asset Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Inc.(14)(17)
10.43	Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Inc.(14)(17)
10.43.1	Amendment No. 1 to Volume Purchase Agreement by and between Western Digital Corporation and Komag, Inc., effective October 5, 2001(24)
10.45	Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(15)*
10.45.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(23)*
10.46	Amended and Restated Purchase Agreement, dated February 23, 2000, by and between Western Digital Corporation and Mayo Foundation(16)
10.47	Credit Agreement, dated as of September 20, 2000, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(20)
10.47.1	First Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated March 8, 2001(23)
10.47.2	Second Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of March 23, 2001(23)
10.47.3	Third Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of April 7, 2001(23)
10.47.4	Fourth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of September 26, 2001(24)
10.47.5	Fifth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of December 21, 2001(25)§
10.47.6	Sixth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of January 11, 2002(26)
10.47.7	Seventh Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of June 28, 2002†
10.48	Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(23)

Exhibit
Number	Description

10.54	Letter agreement, dated October 19, 2001, by and between Western Digital Corporation and D. Scott Mercer(25)
10.55	Letter agreement, dated March 31, 2002, by and between Western Digital Corporation and Michael A. Cornelius†
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Auditors†
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
99.3	Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings†
99.4	Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings†

     †     New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 23, 1994.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 29, 1995.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 18, 1996.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 12, 1996.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 10, 1997.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 1997.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 12, 1997.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-52463), as filed with the Securities and Exchange Commission on May 12, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 1, 1998.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(13)	Subject to confidentiality order dated October 2, 1998.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on October 1, 1999.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(17)	Subject to confidentiality order dated June 27, 2000.

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-95499), as filed with the Securities and Exchange Commission on January 27, 2000.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2000.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 14, 2001.

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2002.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

      (b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ D. SCOTT MERCER

D. Scott Mercer
Senior Vice President and Chief Financial Officer

Dated: September 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 2002.

Signature	Title

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ D. SCOTT MERCER D. Scott Mercer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOSEPH R. CARRILLO Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ PETER D. BEHRENDT Peter D. Behrendt	Director

/s/ I. M. BOOTH I. M. Booth	Director

/s/ KATHLEEN A. COTE Kathleen A. Cote	Director

/s/ HENRY T. DENERO Henry T. DeNero	Director

Michael D. Lambert	Director

/s/ ROGER H. MOORE Roger H. Moore	Director

/s/ THOMAS E. PARDUN Thomas E. Pardun	Director

CERTIFICATION

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Western Digital Corporation provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

Certification of Chief Executive Officer

      I, Matthew E. Massengill, certify that:

•	I have reviewed this Annual Report on Form 10-K of Western Digital Corporation;

•	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

•	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Dated: September 25, 2002

/s/ MATTHEW E. MASSENGILL _________________________________________ Matthew E. Massengill
Chief Executive Officer

Certification of Chief Financial Officer

      I, D. Scott Mercer, certify that:

•	I have reviewed this Annual Report on Form 10-K of Western Digital Corporation;

•	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

•	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Dated: September 25, 2002

/s/ D. SCOTT MERCER _________________________________________ D. Scott Mercer
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger to Form Holding Company, dated April 6, 2001, by and among Western Digital Corporation, Western Digital Technologies, Inc. (f/k/a Western Digital Corporation) and WD Merger Sub, Inc.(21)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(21)
3.2		Amended and Restated By-laws of Western Digital Corporation, adopted as of March 28, 2002(26)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(21)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(21)
4.4		Indenture, dated as of February 18, 1998, between Western Digital Corporation and State Street Bank and Trust Company of California, N.A., as Trustee(9)
4	.4.1	First Supplemental Indenture, dated as of April 6, 2001, between Western Digital Corporation and State Street Bank and Trust Company, N.A.(21)
4.7		Western Digital Corporation’s Zero Coupon Convertible Subordinated Debenture due 2018 and the Global Form of Western Digital Corporation’s Zero Coupon Convertible Subordinated Debenture due 2018 (which is identical Western Digital Corporation’s Zero Coupon Convertible Subordinated Debenture due 2018, except for certain provisions as marked)(9)
10	.1.4	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(12)*
10	.1.5	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(23)*
10.2		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(26)
10.3		Western Digital Corporation 1993 Employee Stock Purchase Plan, as amended on November 18, 1999(18)*
10	.3.1	First Amendment to the Western Digital Corporation 1993 Employee Stock Purchase Plan, dated April 6, 2001(23)*
10.10		Amended and Restated Deferred Compensation Plan, adopted May 31, 2002*†
10.11		Amended and Restated Executive Bonus Plan, adopted May 31, 2002*†
10.12		Western Digital Corporation Extended Severance Plan, effective January 18, 1990(2)*
10	.12.1	Amendment No. 1 to the Western Digital Corporation Extended Severance Plan, effective September 1, 1995(5)*
10	.12.2	Western Digital Corporation Change of Control Severance Plan, effective March 29, 2001(22)*
10	.16.1	Amended and Restated Western Digital Corporation Long-Term Retention Plan, as amended and restated on July 10, 1997(8)*
10	.16.2	Western Digital Corporation Executive Retention Plan(11)*
10.21		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of January 27, 2000(23)*
10	.21.1	First Amendment to the Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, dated April 6, 2001(23)*

Exhibit
Number		Description

10.23		Lease by and between Serrano Jack, L.L.C., and Western Digital Corporation, dated May 30, 2000(19)
10.30		Western Digital Corporation Savings and Profit Sharing Plan(3)*
10.31		First Amendment to the Western Digital Corporation Savings and Profit Sharing Plan, dated June 30, 1995(3)*
10.32		Second Amendment to the Western Digital Corporation Savings and Profit Sharing Plan, dated March 27, 1996(4)*
10	.32.1	Third Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, effective January 1, 1997(6)*
10	.32.2	Fourth Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, effective June 23, 1995(7)*
10	.32.3	Fifth Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, dated November 13, 1997(10)*
10	.32.4	Sixth Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, effective January 1, 2000(16)*
10	.32.5	Seventh Amendment to the Western Digital Corporation Retirement Savings and Profit Sharing Plan, effective January 1, 2000(16)*
10	.32.6	Eighth Amendment to the Western Digital Corporation Savings and Profit Sharing Plan, dated April 6, 2001(23)*
10.33		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(23)*
10	.33.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(23)*
10.34		Western Digital Corporation Broad-Based Stock Incentive Plan(16)*
10	.34.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(23)*
10	.35.1	Western Digital Corporation Incentive Compensation Plan(24)*
10.36		Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc. (f/k/a Western Digital Corporation), dated February 7, 2001§†
10	.36.1	Amendment No. 1 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc. (f/k/a Western Digital Corporation), dated as of December 18, 2001§†
10	.36.2	Amendment 2 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., effective as of June 19, 2002†
10	.36.3	Third Amended and Restated Attachment No. 1 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., dated as of June 19, 2002§†
10.40		OEM Component Supply and Technology License Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(10)(13)
10.41		OEM Sales and Purchase Agreement, dated June 7, 1998, between Western Digital Corporation and IBM Corporation(10)(13)
10.42		Asset Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Inc.(14)(17)
10.43		Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Inc.(14)(17)

Exhibit
Number		Description

10	.43.1	Amendment No. 1 to Volume Purchase Agreement by and between Western Digital Corporation and Komag, Inc., effective October 5, 2001(24)
10.45		Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(15)*
10	.45.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(23)*
10.46		Amended and Restated Purchase Agreement, dated February 23, 2000, by and between Western Digital Corporation and Mayo Foundation(16)
10.47		Credit Agreement, dated as of September 20, 2000, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(20)
10	.47.1	First Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated March 8, 2001(23)
10	.47.2	Second Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of March 23, 2001(23)
10	.47.3	Third Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of April 7, 2001(23)
10	.47.4	Fourth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of September 26, 2001(24)
10	.47.5	Fifth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of December 21, 2001(25)§
10	.47.6	Sixth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of January 11, 2002(26)
10	.47.7	Seventh Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of June 28, 2002†
10.48		Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(23)
10.54		Letter agreement, dated October 19, 2001, by and between Western Digital Corporation and D. Scott Mercer(25)
10.55		Letter agreement, dated March 31, 2002, by and between Western Digital Corporation and Michael A. Cornelius†
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Auditors†
99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
99.3		Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings†

Exhibit
Number	Description

99.4	Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 23, 1994.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 29, 1995.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 18, 1996.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 12, 1996.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 10, 1997.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 1997.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 12, 1997.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-52463), as filed with the Securities and Exchange Commission on May 12, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 1, 1998.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(13)	Subject to confidentiality order dated October 2, 1998.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on October 1, 1999.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(17)	Subject to confidentiality order dated June 27, 2000.

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-95499), as filed with the Securities and Exchange Commission on January 27, 2000.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2000.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 14, 2001.

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2002.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.