Form 10-Q
period 2002-09-27
WESTERN DIGITAL CORP
filed 2002-11-08
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 2002.

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-8703

WESTERN DIGITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	33-0956711

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20511 Lake Forest Drive

Lake Forest, California	92630

(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 672-7000
REGISTRANT’S WEB SITE: http://www.westerndigital.com

N/A

Former name, former address and former fiscal year if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares outstanding of Common Stock, as of October 25, 2002, is 193,535,008.

WESTERN DIGITAL CORPORATION
INDEX

         Western Digital Corporation (the “Company” or “Western Digital”) has a 52 or 53-week fiscal year and each fiscal month ends on the Friday nearest to the last day of the calendar month. Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

         The information in the Company’s website referenced herein is not incorporated by reference in this Quarterly Report on
Form  10-Q.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts; unaudited)

	THREE-MONTHS ENDED

	SEP. 27,	SEP. 28,
	2002	2001

Revenue, net	$582,909	$440,943

Cost of revenue	499,266	384,936

Gross margin	83,643	56,007

Operating expenses:

Research and development	31,914	28,845

Selling, general and administrative	26,444	27,368

Total operating expenses	58,358	56,213

Operating income (loss)	25,285	(206)

Net interest and other expense	(1,269)	(351)

Income (loss) from continuing operations before income taxes	24,016	(557)

Income tax provision	1,801	—

Income (loss) from continuing operations	22,215	(557)

Discontinued operations	—	21,075

Net income	$22,215	$20,518

Basic income (loss) per common share:

Income (loss) from continuing operations	$.12	$(.00)

Discontinued operations	—	.11

	$.12	$.11

Diluted income (loss) per common share:

Income (loss) from continuing operations	$.11	$(.00)

Discontinued operations	—	.11

	$.11	$.11

Weighted average shares outstanding:

Basic	192,464	186,635

Diluted	196,823	186,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	SEP. 27,	JUN. 28,
	2002	2002

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$244,448	$223,728

Accounts receivable, net	233,037	218,832

Inventories	91,503	73,395

Other	8,981	11,554

Total current assets	577,969	527,509

Property and equipment, net	109,178	107,520

Other, net	1,240	1,651

Total assets	$688,387	$636,680

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$344,389	$302,998

Accrued expenses	115,891	103,474

Convertible debentures	72,599	86,204

Total current liabilities	532,879	492,676

Other	27,657	41,142

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $.01 par value; shares authorized: 5,000; shares outstanding: none	—	—

Common stock, $.01 par value; shares authorized: 450,000; shares outstanding: 195,487 and 195,438, respectively	1,955	1,954

Additional paid-in capital	684,995	710,945

Accumulated deficit	(494,077)	(516,292)

Accumulated other comprehensive income	1,240	2,559

Treasury stock, at cost: 2,267 and 3,295 shares, respectively	(66,262)	(96,304)

Total shareholders’ equity	127,851	102,862

Total liabilities and shareholders’ equity	$688,387	$636,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	THREE-MONTHS ENDED

	SEP. 27,	SEP. 28,
	2002	2001

Cash flows from operating activities:

Net income	$22,215	$20,518

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:

Discontinued operations	—	(21,075)

Depreciation and amortization	11,634	11,260

Non-cash interest expense	1,189	1,583

Other non-cash charges, net	—	2,000

Changes in:

Accounts receivable	(14,205)	(84,318)

Inventories	(18,108)	2,562

Other assets	855	1,954

Accounts payable	41,391	94,471

Accrued expenses	732	(15,879)

Other	(677)	(1,638)

Net cash provided by continuing operations	45,026	11,438

Cash flows from investing activities:

Capital expenditures, net	(12,362)	(12,013)

Net cash used for investing activities of continuing operations	(12,362)	(12,013)

Cash flows from financing activities:

Issuance of common stock under employee plans	3,367	1,562

Debenture extinguishments	(14,345)	—

Net cash (used for) provided by financing activities of continuing operations	(10,978)	1,562

Net cash (used for) provided by discontinued operations	(966)	32,013

Net increase in cash and cash equivalents	20,720	33,000

Cash and cash equivalents, beginning of period	223,728	167,582

Cash and cash equivalents, end of period	$244,448	$200,582

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes	$953	$689

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for extinguishment of convertible debentures	$234	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accounting policies followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended June 28, 2002. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 28, 2002. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) and the termination of the Company’s new business ventures.

2.	Supplemental Financial Statement Data (in thousands)

	SEP. 27,	JUN. 28,
	2002	2002

Inventories:

Finished goods	$67,536	$54,483

Work in process	16,708	9,523

Production materials	7,259	9,389

	$91,503	$73,395

	THREE-MONTHS
	ENDED

	SEP. 27,	SEP. 28,
	2002	2001

Net Interest and Other Expense:

Interest income	$795	$1,329

Interest and other expense	(2,064)	(2,030)

Minority interest in losses of consolidated subsidiary	—	350

	$(1,269)	$(351)

3.	Income (loss) per Share

The following table illustrates the computation of basic and diluted income (loss) per common share from continuing operations (in thousands, except per share data):

	THREE-MONTHS
	ENDED

	SEP. 27,	SEP. 28,
	2002	2001

Income (loss) from continuing operations	$22,215	$(557)

Weighted average shares outstanding:

Basic	192,464	186,635

Employee stock options and other	4,359	—

Diluted	196,823	186,635

Income (loss) per share from continuing operations:

Basic	$.12	$(.00)

Diluted	$.11	$(.00)

For purposes of computing diluted income (loss) per share, weighted average common share equivalents do not include stock options with an exercise price which exceeded the average fair market value of the common stock for the period. For the three months ended September 27, 2002 and September 28, 2001, options to purchase 26.6 and 29.1 million common shares, respectively, were excluded from the computation of diluted income (loss) per share. The computation of diluted income (loss) per share for the three months ended September 27, 2002 and September 28, 2001 excludes 2.4 and 4.0 million common shares, respectively, issuable upon conversion of the 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). These items were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive. The computation of diluted loss per share for the three months ended September 28, 2001 excludes incremental common shares attributable to exercise of stock options, stock awards and Employee Stock Purchase Plan (“ESPP”) contributions as their effect would have been anti-dilutive.

4.	Common Stock Transactions

During the three months ended September 27, 2002, the Company issued approximately 841,000 shares of its common stock in connection with ESPP purchases and 187,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $3.4 million. During the three months ended September 28, 2001, the Company issued approximately 514,000 shares of its common stock in connection with ESPP purchases and 12,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $1.6 million.

During the three months ended September 27, 2002, the Company issued approximately 50,000 shares of common stock and paid $14.3 million in cash to extinguish a portion of the Debentures with a book value of $14.7 million, and an aggregate principal amount at maturity of $32.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors. As of September 27, 2002, the book value of the remaining outstanding Debentures was approximately $72.6 million and the aggregate principal amount at maturity was approximately $160.9 million.

5.	Comprehensive Income

Comprehensive income includes net income as well as the components of other comprehensive income (loss) which include all revenue, expense, gain and loss items that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive loss is comprised of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The components of comprehensive income for the three months ended September 27, 2002 and September 28, 2001 were as follows (in thousands):

	THREE-MONTHS
	ENDED

	SEP. 27,	SEP. 28,
	2002	2001

Net income	$22,215	$20,518

Other comprehensive loss:

Unrealized loss on available for sale investments, net	(1,319)	(1,531)

Comprehensive income	$20,896	$18,987

6.	Business Segment and Discontinued Operations

The Company operates in one segment, the hard drive business.

During 2002, the Company terminated the operations of all new business ventures, including Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”), Keen Personal Media, Inc. (“Keen”) and other smaller businesses. In conjunction with these business terminations, substantially all of the operating assets of Connex were sold to Quantum Corporation in August 2001 for cash proceeds of $11.0 million, and substantially all of the operating assets of SANavigator were sold to McData Corporation in September 2001 for cash proceeds of $29.8 million. These transactions generated a gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses. At September 27, 2002, there were no material assets or liabilities attributable to any of the new business ventures. Accordingly, the operating results of Connex, SANavigator and Keen for the periods reported, and the net gain recognized on the sale of substantially all of the assets of Connex and SANavigator during the three months ended September 28, 2001, have been segregated from continuing operations and reported separately on the unaudited condensed consolidated statements of income as discontinued operations.

7.	Legal Proceedings

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

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, labor, product and other matters. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 27, 2002 is subject to many uncertainties and is therefore not predictable with assurance. While these matters could affect the operating results of any one quarter when resolved in future periods, management believes that, after final disposition, any monetary liability or financial impact to the Company from these matters, beyond that provided at September 27, 2002, would not be material to the condensed consolidated financial statements. However, there can be no assurance with respect to such result. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Although patent holders often offer such licenses, no assurance can be given that in a particular case a license will be offered or that the offered terms will be acceptable to the Company.

In 1992, Amstrad plc (“Amstrad”) brought suit against the Company in California State Superior Court, County of Orange, alleging that disk drives supplied to Amstrad by the Company in 1988 and 1989 were defective and caused damages to Amstrad of not less than $186 million. The suit also sought punitive damages. The Company denied the material allegations of the complaint and filed cross-claims against Amstrad. The case was tried, and in June 1999 the jury returned a verdict in favor of Western Digital. Amstrad appealed the judgment and the judgment awarding costs and attorney’s fees to the Company. The Company and Amstrad have entered into a settlement agreement settling all claims between them relating to the litigation, and dismissal of the remaining appeal was filed on September 25, 2002. Accordingly, all of the Amstrad proceedings have been terminated.

In June 1994, Papst Licensing (“Papst”) brought suit against the Company in the United States District Court for the Central District of California, alleging infringement by the Company of five disk drive motor patents owned by Papst. In December 1994, Papst dismissed its case without prejudice. In July 2002, Papst filed a new complaint against the Company and several other defendants. The suit alleges infringement by the Company of seventeen of Papst’s patents related to disk drive motors that the Company purchased from motor vendors. Papst is seeking an injunction and damages. The Company filed an answer on September 4, 2002, denying Papst’s complaint. The Company intends to vigorously defend the suit.

On July 5, 2001, the Company (and its Malaysian subsidiary) filed suit against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard drives. The Company also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The Company’s complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint. Cirrus denied the allegations contained in the Company’s complaint and asserted counterclaims against the Company for, among other things, the amount of the outstanding invoices and the Company’s alleged breach of the outstanding purchase orders. The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million. Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million. On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, the Company filed its First Amended Complaint. Cirrus demurred to the First Amended Complaint, and on December 18, 2001, the Court denied Cirrus’ demurrer. On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against the Company and its Malaysian subsidiary in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel chips purchased from Cirrus that is disputed by the Company. On December 20, 2001, the Court granted Cirrus’ Applications but required Cirrus to post undertakings in the amount of approximately $0.5 million on each Writ before issuance. Pursuant to agreement with Cirrus, the Company posted a letter of credit in the amount of $25.2 million in satisfaction of the Writs. Discovery in the case is currently underway, and the Company expects that it will continue until early calendar year 2003.

8.	New Accounting Pronouncements

During April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. The Company adopted SFAS 145 on June 29, 2002 at which time it began classifying gains and losses resulting from the extinguishment of debt as other income and expense, instead of extraordinary items. The adoption did not have a material impact on the Company’s results of operations or liquidity.

On September 11, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-15, “Determining Whether Certain Conversions of Convertible Debt to Equity Securities are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt” (“SFAS 84”). The EITF deliberated this issue because of diversity in practice in the accounting for conversions of convertible debt to equity initiated by the debt holder. In practice, some registrants accounted for these transactions following SFAS 84 while others followed Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt” (“APB 26”). The EITF concluded that SFAS 84 applies to conversions of convertible debt when the offer for consideration in excess of the original conversion terms was made by the bondholder. The EITF concluded that this guidance should be followed for transactions entered into on or after September 12, 2002. Previous extinguishments of portions of the Debentures involving the issuance of common stock have been accounted for under APB 26 whereby a gain on early extinguishment was recorded equal to the excess of the net book value of the Debentures over the fair value of the consideration paid. Following the guidance in EITF Issue No. 02-15, similar early extinguishment of the Debentures or a portion of the Debentures involving common stock initiated by the debt holder will give rise to a conversion inducement expense equal to the fair value of the shares issued in excess of those required to be issued upon the exercise of the Debenture conversion feature. Due to improved cash and working capital balances, the Company does not expect to extinguish additional balances of the Debentures using its common stock. Accordingly, the Company does not expect EITF Issue No. 02-15 to have a significant impact on its future results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information should be read in conjunction with the unaudited condensed interim consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Western Digital Corporation’s (the “Company’s” or “Western Digital’s”) Annual Report on Form 10-K as of and for the year ended June 28, 2002.

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

         Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company’s business and operating results, including those made in this report under the caption “Risk Factors That May Affect Future Results”, as well as the Company’s other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

         The Company has prepared the accompanying unaudited condensed interim consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of estimates and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

         In accordance with standard industry practice, the Company has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions. In addition the Company may have agreements with resellers that provide for stock rotation on slow-moving items and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a corresponding adjustment for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers as well as historical pricing information.

         The Company establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on the length of time receivables are past due.

         The Company records provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenues are recognized. The Company bases these provisions on existing product return notifications as well as historical returns by product type (see “Warranty”).

Warranty

         The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive over the warranty period which ranges from one to three years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair.

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

Litigation and Other Contingencies

         The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and is able to be reasonably estimated.

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

Results of Operations

Summary Comparison

         The following table sets forth, for the periods indicated, summary information from the Company’s statements of income expressed as a percentage of net revenue. This table and the following discussion exclude the results of discontinued operations.

	THREE- MONTHS ENDED

	SEP 27,	SEP 28,	JUN 28,
	2002	2001	2002

Revenue, net	100.0%	100.0%	100.0%

Gross margin	14.3%	12.7%	13.7%

Operating expenses	10.0%	12.7%	10.5%

Operating income (loss)	4.3%	(0.0)%	3.2%

Income (loss) from continuing operations before income tax provision	4.1%	(0.1)%	3.1%

Net Revenue

         Net revenue was $582.9 million for the three months ended September 27, 2002, an increase of 32%, or $142.0 million, from the three months ended September 28, 2001 and an increase of 8%, or $42.2 million, from the immediately preceding quarter. The increase in net revenue as compared to the corresponding period of the prior year was due to a 59% increase in unit shipments, partially offset by a 17% decrease in average selling prices (“ASP’s”). The increase in net revenue as compared to the immediately preceding quarter was due to an 8% increase in unit shipments.

Gross Margin

         Gross margin totaled $83.6 million, or 14.3% of net revenue for the three months ended September 27, 2002. This compares to a gross margin of $56.0 million, or 12.7% of net revenue, for the three months ended September 28, 2001 and gross margin of $74.0 million, or 13.7% of net revenue, for the immediately preceding quarter. The increase in gross margin over the corresponding period of the prior year was primarily the result of higher unit shipments, manufacturing efficiencies and cost reduction efforts, partially offset by lower ASP’s. The increase over the immediately preceding quarter was primarily the result of higher unit shipments, stable ASP’s and manufacturing efficiencies.

Operating Expenses

         Research and development (“R&D”) expense was $31.9 million for the three months ended September 27, 2002, an increase of 10.6%, or $3.1 million, from the three months ended September 28, 2001 and an increase of 4.2%, or $1.3 million, from the immediately preceding quarter. The increase in R&D expense from the corresponding period of the prior year was primarily due to higher employee incentive payments resulting from improved operating results. The increase from the immediately preceding quarter was due to increases in new development programs and higher employee incentive payments.

         Selling, general and administrative (“SG&A”) expense was $26.4 million for the three months ended September 27, 2002, a decrease of 3.4%, or $0.9 million, from the three months ended September 28, 2001 and an increase of 1.1% or $0.3 million, from the immediately preceding quarter. The decrease in SG&A expense from the corresponding period of the prior year was due to expense reduction efforts, which was partially offset by higher employee incentive payments.

Income Tax Provision

         Income tax provision was $1.8 million for the three months ended September 27, 2002 compared to $0.5 million for the immediately preceding quarter. The Company did not record an income tax benefit in the three months ended September 28, 2001 as no additional loss carrybacks were available at that time and management deemed it “more likely than not” that the deferred tax benefits generated would not be realized.

Discontinued Operations

         During the three months ended September 28, 2001, the Company decided to terminate the operations of Connex, Inc. (“Connex”) and SANavigator, Inc. (“SANavigator”) and sold substantially all of the assets of these two businesses for a net gain of $24.5 million. In addition, during the three months ended June 28, 2002, the Company terminated its Keen Personal Media, Inc. (“Keen”) operations. Accordingly, the operating results of Connex, SANavigator and Keen for the periods reported, and the net gain recognized on the sale of substantially all of the assets of Connex and SANavigator during the three months ended September 28, 2001, have been segregated from continuing operations and reported separately on the unaudited condensed consolidated statements of income as discontinued operations.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $244.4 million at September 27, 2002 and $223.7 million at June 28, 2002. Net cash provided by continuing operations was $45.0 million during the three months ended September 27, 2002 as compared to net cash provided by continuing operations of $11.4 million during the three months ended September 28, 2001. This $33.6 million improvement in cash provided by continuing operations consists of a $20.8 million improvement in the Company’s net income, net of non-cash items, and a $12.8 million decrease in cash used to fund working capital requirements. These improvements are due to significantly better operating performance by the Company, including increased revenue and gross margin, improved cost management and improved asset management.

         The Company’s working capital requirements depend upon the effective management of its cash conversion cycle. The cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was negative 10 days for the three months ended September 27, 2002, a 4 day deterioration over the corresponding period of the prior year. The increase in the cash conversion cycle was due primarily to a decrease in DPO, which was significantly higher in the three months ended September 28, 2001 as a result of the Company’s temporary extension of its payment terms with certain key vendors in order to better manage cash resources during the period. This decrease in DPO was partially offset by a reduction in both DIO and DSO for the three months ended September 27, 2002 over the corresponding period of the prior year.

         Uses of cash during the three months ended September 27, 2002 included net capital expenditures of $12.4 million, primarily to upgrade the Company’s desktop hard drive production capabilities and for the normal replacement of existing assets, $14.3 million for the extinguishment of a portion of the 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) and $1.0 million for discontinued operations. Other sources of cash during the period included $3.4 million received in connection with stock option exercises and employee stock purchase plan purchases.

         The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be redeemed by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option. The Debentures are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. As of September 27, 2002, the remaining book value of the Debentures was $72.6 million, the aggregate principal amount at maturity was $160.9 million and the market value was $72.4 million. Based on current forecasts that show the Company continuing to generate positive cash flow from operations, the Company intends to satisfy the majority, if not all, of its put obligations in cash instead of common stock. Accordingly, the Debentures have been classified as a current liability. Debentures not put to the Company by February 2003, if any, will be reclassified as long-term debt.

         The Company has a three-year senior credit facility that provides up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation), matures on September 20, 2003 and is secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets (the “Senior Credit Facility”). At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires the Company to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of the date hereof, there were no borrowings under the facility. However, the availability under the Senior Credit Facility has been reduced by $25.2 million for an outstanding letter of credit (refer to Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements).

         At September 27, 2002, the Company had a cash and cash equivalent balance of $244.4 million and working capital of $45.1 million. In addition, the Senior Credit Facility provides up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation). The Company believes its current cash and cash equivalents and the Senior Credit Facility will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk Factors That May Affect Future Results”.

Commitments

         Except as otherwise disclosed, the Company does not have any commercial commitments with terms greater than one year that would significantly impact liquidity. The following is a summary of the Company’s significant contractual cash obligations and commercial commitments at September 27, 2002:

Convertible Debentures

         The Company has Debentures due February 18, 2018. For a description of the Debentures, see the discussion under “Liquidity and Capital Resources”.

Operating Leases

         The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2010. The following table summarizes the future payments of these leases (in thousands):

Operating
Leases

Remaining 2003	$8,211

2004	8,468

2005	7,060

2006	7,004

2007	5,508

Thereafter	19,559

Total future minimum lease obligations	$55,810

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

Forward Exchange Contracts

         Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The Company does not purchase short-term forward exchange contracts for trading purposes. As of September 27, 2002, the Company had $12.0 million outstanding of purchased foreign currency forward exchange contracts. The contracts have maturity dates that do not exceed three months. At September 27, 2002, the carrying value of the contracts approximated fair value.

New Accounting Pronouncements

         Refer to Note 8 “New Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements affecting the Company for the quarter ended September 27, 2002.

Risk Factors That May Affect Future Results

Risk factors related to the hard drive industry in which we operate

Our operating results depend on our being among the first-to-market and first-to-volume with our new products at a low cost.

         To achieve consistent success with computer manufacturer customers, we must be an early provider of next generation hard drives featuring leading technology and high quality. If we fail to:

•	develop new products with features required by our customers,

•	consistently maintain or improve our time-to-market performance with our new products,

•	produce these products in sufficient volume within our rapid product cycle,

•	qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications,

•	achieve acceptable manufacturing yields and costs with these products, or

•	consistently meet stated quality requirements on delivered products,

our operating results could be adversely affected.

Product life cycles require continuous technical innovation associated with higher areal densities.

         New products require higher areal densities (the gigabyte of storage per disk) than previous product generations, posing formidable technical challenges. Higher areal densities require fewer heads and disks to achieve a given drive capacity, which means that existing head technology must be improved or new technology developed to accommodate more data on a single disk. Our failure to bring these new products to market on time and at acceptable costs could put us at a competitive disadvantage to companies that achieve these results.

Short product life cycles make it difficult to recover the cost of development.

         Product life cycles have extended during the past twelve months due to a decrease in the rate of hard drive areal density growth. However, there can be no assurance that this trend will continue. Historically, more rapid increases in areal density resulted in shorter product life cycles, with each generation of hard drives being more cost effective than the previous one. Shorter product life cycles make it more difficult to recover the cost of product development before the product becomes obsolete. While we believe that the current rate of growth in areal density is lower than in the past several years, we expect that areal density will continue to increase. Our failure to recover the cost of product development in the future could adversely affect our operating results.

Short product life cycles and new products force us to continually qualify new products with our customers.

         Short product life cycles and continuously changing products require us to regularly engage in new product qualification with our customers. To be considered for qualification we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume computer manufacturers, most of which continue to consolidate their share of the personal computer (“PC”) market. If product life cycles continue to be extended due to a decrease in the rate of areal density growth, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could harm our competitive position. These risks are increased because we expect cost improvements and competitive pressures to result in declining sales and gross margins on our current generation products.

Increasing product life cycles may require us to reduce our costs to remain competitive.

         Longer product life cycles have resulted from a decrease in the rate of areal density growth in the past twelve months. If longer product life cycles continue, we may need to develop new technologies or programs to reduce our costs on any particular product in order to maintain competitive pricing for such product. This may result in an increase in our overall expenses, which could adversely affect our operating results.

Unexpected technology advances in the hard drive industry could harm our competitive position.

         If one of our competitors were able to implement a significant advance in head or disk drive technology that enables a “step-change” increase in areal density that permits greater storage of data on a disk, it could put us at a competitive disadvantage and harm our operating results.

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

         We expect that our average selling prices for hard drives will continue to decline. Increases in areal density mean that the average drive we sell has fewer heads and disks, and therefore lower component cost. Because of the competitiveness of the hard drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our average selling prices decline even further when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share.

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

Our prices and margins are subject to declines due to unpredictable end-user demand and periodic oversupply of hard drives.

         Demand for our hard drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market tends to experience periods of excess capacity, which typically lead to intense price competition. During calendar year 2001 and the first half of calendar year 2002, the industry experienced weak PC demand in the U.S. and other markets due in part to general economic conditions worldwide. If intense price competition occurs as a result of weak demand, we may be forced to lower prices sooner and more than expected, which could result in lower revenues and gross margins.

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

         The PC market is fragmenting into a variety of computing devices and products. Some of these products, such as Internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. For the quarter ended September 27, 2002, approximately 7% of our unit sales were for consumer products other than computers, primarily gaming devices. If we are not successful in using our hard drive technology and expertise to develop new products for these emerging markets, it will likely harm our operating results.

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

         Our success depends upon the continued contributions of our key personnel and skilled employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard drive industry is intense. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key personnel or skilled employees who have been granted stock options. If we are unable to retain our existing key personnel or skilled employees or hire and integrate new key personnel or skilled employees, our operating results would likely be harmed.

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

         Under our business model, we do not manufacture any of the component parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology which can impact, for example, feasible combinations of heads and media components. We are currently engaged in litigation with Cirrus, a supplier who previously was the sole source of read channel chips for our hard drives. As a result of the disputes that gave rise to the litigation, our business operations were at risk until another supplier’s read channel chips could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

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

         The terrorist attacks on the United States on September 11, 2001, the United States-led military response to counter terrorism and the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the financial and insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which the Company operates. Further acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption or delays of our manufacturing capabilities or shipments of our products, our business, operating results and financial condition could be adversely affected.

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

         We typically book and ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Foreign Currency Risk

         Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose for entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the British Pound Sterling and the Thai Baht.

         As of September 27, 2002, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except average contract rate):

	SEPTEMBER 27, 2002

		WEIGHTED
	CONTRACT	AVERAGE	UNREALIZED
	AMOUNT	CONTRACT RATE	GAIN (LOSS)

	(U.S. DOLLAR EQUIVALENT AMOUNTS)
FOREIGN CURRENCY FORWARD CONTRACTS:

British Pound Sterling	$3.9	1.55	—

Thai Baht	$8.1	43.43	—

         During the three months ended September 27, 2002 and September 28, 2001 total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements. At September 27, 2002 and September 28, 2001 the carrying value of the contracts approximated fair value. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s condensed consolidated financial statements.

Disclosure About Other Market Risks

Fixed Interest Rate Risk

         At September 27, 2002, the market value of the Debentures was approximately $72.4 million, compared to the related book value of $72.6 million. At the option of the holder, the Debentures will be repurchased by the Company, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option.

Variable Interest Rate Risk

         At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only Company debt which does not have a fixed rate of interest. At September 27, 2002, there were no borrowings outstanding under the Senior Credit Facility.

Fair Value Risk

         The Company owns approximately 1.0 million shares of Vixel Corporation common stock (the “Vixel Stock”). As of September 27, 2002, the market value of the Vixel Stock was approximately $1.2 million. Changes in the market value of the Vixel Stock are recorded as unrealized gains or losses in other comprehensive income (shareholders’ equity). As of September 27, 2002, a $1.2 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income related to the Vixel Stock. If the Company sells any portion of the Vixel Stock, the related unrealized gain or loss on the date of sale will become realized and reflected as a gain or loss in the Company’s statement of income. As a result of market conditions, the market value of the Vixel Stock had increased from approximately $1.2 million as of September 27, 2002 to approximately $1.7 million as of October 25, 2002. Due to market fluctuations, a decline in the Vixel Stock’s fair market value could occur in future periods.

Item 4. CONTROLS AND PROCEDURES

(a)	Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 27, 2002, the Company engaged in transactions pursuant to which it exchanged an aggregate principal amount at maturity of $32.6 million of the Debentures for an aggregate of 49,900 shares of the Company’s common stock and $14,345,150 in cash. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof, as exchanges of securities by the Company with its existing security holders. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges. These exchanges were consummated in private, individually negotiated transactions with institutional investors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.4	Form of Indemnity Agreement for Directors of Western Digital Corporation.

10.5	Form of Indemnity Agreement for Officers of Western Digital Corporation.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on form 8-K:

On August 6, 2002, the Company filed a current report on Form 8-K to file its press release dated August 5, 2002, naming Michael D. Lambert as the eighth member of its board of directors to fill the vacancy created as a result of an increase in the size of its board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION

Registrant

/s/ Scott Mercer

D. Scott Mercer

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

/s/ Joseph R. Carrillo

Joseph R. Carrillo

Vice President and Corporate Controller

(Principal Accounting Officer)

Date: November 8, 2002

CERTIFICATIONS

Certification of Chief Executive Officer

I, Matthew E. Massengill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Digital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002

/s/ Matthew E. Massengill

Matthew E. Massengill

Chief Executive Officer

Certification of Chief Financial Officer

I, D. Scott Mercer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Digital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002

/s/ Scott Mercer

D. Scott Mercer

Chief Financial Officer

EXHIBIT INDEX

10.4	Form of Indemnity Agreement for Directors of Western Digital Corporation.

10.5	Form of Indemnity Agreement for Officers of Western Digital Corporation.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.