Form 10-Q
period 2002-12-27
WESTERN DIGITAL CORP
filed 2003-02-07
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 27, 2002.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-8703

WESTERN DIGITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0956711 (I.R.S. Employer Identification No.)

20511 Lake Forest Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (949) 672-7000
REGISTRANT’S WEB SITE: http://www.westerndigital.com

N/A

Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of the close of business on January 24, 2003, 195,197,794 shares of common stock, par value $.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EXHIBIT 10.2.1
EXHIBIT 10.3
EXHIBIT 10.10
EXHIBIT 10.12.2
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.21
EXHIBIT 10.43.2
EXHIBIT 10.56
EXHIBIT 99.1
EXHIBIT 99.2

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts; unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	DEC. 27,	DEC. 28,	DEC. 27,	DEC. 28,
	2002	2001	2002	2001

Revenue, net	$749,490	$574,670	$1,332,399	$1,015,613
Cost of revenue	605,409	504,112	1,104,675	889,048

Gross margin	144,081	70,558	227,724	126,565

Operating expenses:
Research and development	34,410	29,212	66,324	58,057
Selling, general and administrative	33,628	28,494	60,072	55,862

Total operating expenses	68,038	57,706	126,396	113,919

Operating income	76,043	12,852	101,328	12,646
Net interest and other (expense) income	(780)	2,593	(2,049)	2,242

Income from continuing operations before income taxes	75,263	15,445	99,279	14,888
Income tax provision	(2,223)	—	(4,024)	—

Income from continuing operations	73,040	15,445	95,255	14,888
Discontinued operations	1,320	(2,851)	1,320	18,224

Net income	$74,360	$12,594	$96,575	$33,112

Basic income (loss) per common share:
Income from continuing operations	$.38	$.08	$.49	$.08
Discontinued operations	.00	(.01)	.01	.10

	$.38	$.07	$.50	$.18

Diluted income (loss) per common share:
Income from continuing operations	$.36	$.08	$.47	$.08
Discontinued operations	.00	(.01)	.01	.09

	$.36	$.07	$.48	$.17

Weighted average shares outstanding:
Basic	193,725	187,691	193,095	187,163

Diluted	204,123	191,624	200,473	189,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values; unaudited)

	DEC. 27,	JUN. 28,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$326,944	$223,728
Accounts receivable, net	246,304	218,832
Inventories	105,792	73,395
Other	14,139	11,554

Total current assets	693,179	527,509
Property and equipment, net	113,369	107,520
Other, net	863	1,651

Total assets	$807,411	$636,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352,249	$302,998
Accrued expenses	142,048	103,474
Convertible debentures	73,556	86,204

Total current liabilities	567,853	492,676
Other	29,588	41,142
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized: 5,000; shares outstanding: none	—	—
Common stock, $.01 par value; shares authorized: 450,000;
shares outstanding: 195,505 and 195,438, respectively	1,955	1,954
Additional paid-in capital	640,130	710,945
Accumulated deficit	(419,717)	(516,292)
Accumulated other comprehensive income	1,850	2,559
Treasury stock, at cost: 522 and 3,295 shares, respectively	(14,248)	(96,304)

Total shareholders’ equity	209,970	102,862

Total liabilities and shareholders’ equity	$807,411	$636,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	SIX MONTHS ENDED

	DEC. 27,	DEC. 28,
	2002	2001

Cash flows from operating activities:
Net income	$96,575	$33,112
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations	(1,320)	(18,224)
Depreciation and amortization	23,436	22,609
Non-cash interest expense	2,246	3,173
Other non-cash items, net	—	(1,479)
Changes in:
Accounts receivable	(27,472)	(95,091)
Inventories	(32,397)	(17,536)
Other assets	(3,725)	5,664
Accounts payable	49,251	97,786
Accrued expenses	29,624	(7,976)
Other	1,254	(1,505)

Net cash provided by continuing operations	137,472	20,533

Cash flows from investing activities:
Capital expenditures, net	(27,787)	(26,038)
Proceeds from recovery of Komag note receivable	—	9,000

Net cash used for investing activities of continuing operations	(27,787)	(17,038)

Cash flows from financing activities:
Issuance of common stock under employee plans	10,035	2,636
Debenture extinguishments	(14,345)	(6,263)
Proceeds from minority investment in subsidiary	—	450

Net cash used for financing activities of continuing operations	(4,310)	(3,177)

Net cash (used for) provided by discontinued operations	(2,159)	25,417

Net increase in cash and cash equivalents	103,216	25,735
Cash and cash equivalents, beginning of period	223,728	167,582

Cash and cash equivalents, end of period	$326,944	$193,317

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,688	$1,015

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for extinguishment of convertible debentures	$234	$6,592

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

Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) and the termination of certain of the Company’s new business ventures.

2.	Supplemental Financial Statement Data (in thousands)

	DEC. 27,	JUN. 28,
	2002	2002

Inventories:
Finished goods	$73,441	$54,483
Work in process	18,517	9,523
Production materials	13,834	9,389

	$105,792	$73,395

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED

	DEC. 27,	DEC. 28,	DEC. 27,	DEC. 28,
	2002	2001	2002	2001

Net Interest and Other (Expense) Income:
Interest income	$922	$959	$1,717	$2,288
Interest and other expense	(1,702)	(2,222)	(3,766)	(4,252)
Gains on investments, net	—	3,479	—	3,479
Minority interest in losses of consolidated subsidiary	—	377	—	727

	$(780)	$2,593	$(2,049)	$2,242

The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty provision for the six months ended December 27, 2002 were as follows (in thousands):

Balance at June 28, 2002	$47,412
Costs incurred	(26,850)
Current period accruals	30,742

Balance at December 27, 2002	$51,304

3.	Income per Share

The following table illustrates the computation of basic and diluted income per common share from continuing operations (in thousands, except per share data):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED

	DEC. 27,	DEC. 28,	DEC. 27,	DEC. 28,
	2002	2001	2002	2001

Income from continuing operations	$73,040	$15,445	$95,255	$14,888

Weighted average shares outstanding:
Basic	193,725	187,691	193,095	187,163
Employee stock options and other	10,398	3,933	7,378	2,218

Diluted	204,123	191,624	200,473	189,381

Income per share from continuing operations:
Basic	$.38	$.08	$.49	$.08

Diluted	$.36	$.08	$.47	$.08

For purposes of computing diluted income per share, antidilutive common share equivalents have been excluded from the calculation. These include employee stock options with an exercise price which exceeded the average fair market value of the common stock for the period and common shares issuable upon conversion of the 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). These antidilutive common share equivalents totaled 24.2 million and 28.9 million shares for the three months ended December 27, 2002 and December 28, 2001, respectively, and 27.1 million and 30.7 million shares for the six months ended December 27, 2002 and December 28, 2001, respectively.

4.	Common Stock Transactions

During the six months ended December 27, 2002, the Company issued approximately 841,000 shares of its common stock in connection with Employee Stock Purchase Plan (“ESPP”) purchases and approximately 1,940,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $10.0 million. During the six months ended December 28, 2001, the Company issued approximately 514,000 shares of its common stock in connection with ESPP purchases and approximately 348,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $2.6 million.

During the six months ended December 27, 2002, the Company issued approximately 50,000 shares of common stock and paid $14.3 million in cash to extinguish a portion of the Debentures with a book value of $14.7 million, and an aggregate principal amount at maturity of $32.6 million. These redemptions were private, individually negotiated transactions with certain institutional investors. As of December 27, 2002, the book value of the remaining outstanding Debentures was $73.6 million and the aggregate principal amount at maturity was $160.9 million.

5.	Comprehensive Income

Comprehensive income includes net income as well as the components of other comprehensive income (loss) which include all revenue, expense, gain and loss items that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The components of comprehensive income for the three and six months ended December 27, 2002 and December 28, 2001 were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED

	DEC. 27,	DEC. 28,	DEC. 27,	DEC. 28,
	2002	2001	2002	2001

Net income	$74,360	$12,594	$96,575	$33,112
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments, net	610	598	(709)	(934)

Comprehensive income	$74,970	$13,192	$95,866	$32,178

6.	Business Segment and Discontinued Operations

The Company operates in one segment, the hard drive business.

During 2002, the Company terminated the operations of all new business ventures, including Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”), Keen Personal Media, Inc. (“Keen”) and other smaller businesses. In conjunction with these business terminations, substantially all of the operating assets of Connex were sold to Quantum Corporation in August 2001 for cash proceeds of $11.0 million, and substantially all of the operating assets of SANavigator were sold to McData Corporation in September 2001 for cash proceeds of $29.8 million. These transactions generated a one-time gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses. Accordingly, the operating results of Connex, SANavigator and Keen, and the net gain recognized on the sale of substantially all of the assets of Connex and SANavigator for the periods reported, have been segregated from continuing operations and reported separately on the unaudited condensed consolidated statements of income as discontinued operations.

7.	Legal Proceedings

In June 1994, Papst Licensing (“Papst”) brought suit against the Company in the United States District Court for the Central District of California, alleging infringement by the Company of five disk drive motor patents owned by Papst. In December 1994, Papst dismissed its case without prejudice. In July 2002, Papst filed a new complaint against the Company and several other defendants. The suit alleges infringement by the Company of seventeen of Papst’s patents related to disk drive motors that the Company purchased from motor vendors. Papst is seeking an injunction and damages. The Company filed an answer on September 4, 2002, denying Papst’s complaint. On December 11, 2002, the lawsuit was transferred to the United States District Court for the Eastern District of Louisiana and included in the consolidated pre-trial proceedings occurring there. The lawsuit was stayed pending the outcome of certain other related litigation. The Company intends to vigorously defend the suit.

On July 5, 2001, the Company’s Western Digital Technologies, Inc. subsidiary (“WDT”) and its Malaysian subsidiary (“WDM”) filed suit (the “complaint”) against Cirrus Logic, Inc. (“Cirrus”) for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard disk drives. WDM also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint denying the allegations contained in the complaint and asserting counterclaims against the plaintiffs for, among other things, the amount of the outstanding invoices and the plaintiffs’ alleged breach of the outstanding purchase orders. The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million. Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million. On October 9, 2001, the Court granted Cirrus’ Motion for Judgment on the Pleadings, with leave to amend, and on November 8, 2001, WDT and WDM filed their First Amended Complaint. Cirrus demurred to the First Amended Complaint, and on December 18, 2001, the Court denied Cirrus’ demurrer. On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against WDT and WDM in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel chips purchased from Cirrus that is disputed by WDT and WDM. On December 20, 2001, the Court granted Cirrus’ Applications but required Cirrus to post undertakings in the amount of $514,000 on each Writ before issuance. Pursuant to agreement with Cirrus, the Company has posted a letter of credit in the amount of $25.2 million in satisfaction of the Writs of Attachment. Discovery in the case has been underway for several months and will continue until April 18, 2003. The Court has set the case for trial on May 19, 2003 and, in addition, has scheduled a mandatory settlement conference on April 25, 2003.

On November 26, 2002, WDT and WDM filed a motion for summary adjudication as to Cirrus’ second and third causes of action. The parties fully briefed the motion which was scheduled to be heard on December 24, 2002. On December 24, 2002, the Court continued the summary judgment motion until February 4, 2003, and then, on February 4, 2003, further continued the motion until April 1, 2003, to allow Cirrus to conduct additional discovery. On December 3, 2002, Cirrus filed a motion for summary adjudication as to WDT and WDM’s first, second, third, fourth, fifth and seventh causes of action. The parties fully briefed the motion which was scheduled to be heard on December 31, 2002. On December 31, 2002, after hearing arguments from both sides, the Court granted Cirrus’ motion as to the first, second, fourth, fifth and seventh causes of action, and denied Cirrus’ motion as to the third cause of action. On January 30, 2003, Cirrus filed another motion for summary adjudication as to the third cause of action. The parties expect to complete briefing on the motion in the next several weeks, and the motion is currently scheduled to be heard on April 15, 2003. The Company intends to prosecute this matter and defend the cross-complaint vigorously.

In the normal course of business, the Company is subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at December 27, 2002, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result and results could differ materially from those projected.

8.	New Accounting Pronouncements

During April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item. The Company adopted SFAS 145 on June 29, 2002 at which time it began classifying gains and losses resulting from the extinguishment of debt as other income and expense, instead of extraordinary items. The adoption had no impact on the Company’s results of operations.

On September 11, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-15, “Determining Whether Certain Conversions of Convertible Debt to Equity Securities are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt” (“SFAS 84”). The EITF deliberated this issue because of diversity in practice in the accounting for conversions of convertible debt to equity initiated by the bondholder. In practice, some registrants accounted for these transactions following SFAS 84 while others followed Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt” (“APB 26”). The EITF concluded that SFAS 84 applies to conversions of convertible debt when the offer for consideration in excess of the original conversion terms was made by the bondholder. The EITF concluded that this guidance should be followed for transactions entered into on or after September 12, 2002. Previous extinguishments of portions of the Debentures involving the issuance of common stock have been accounted for under APB 26 whereby a gain on early extinguishment was recorded equal to the excess of the net book value of the Debentures over the fair value of the consideration paid. Following the guidance in EITF Issue No. 02-15, similar early extinguishment of the Debentures or a portion of the Debentures involving common stock initiated by the bondholder will give rise to a conversion inducement expense equal to the fair value of the shares issued in excess of those required to be issued upon the exercise of the Debenture conversion feature. Due to improved cash and working capital balances, the Company does not expect to extinguish additional balances of the Debentures using its common stock. Accordingly, the Company does not expect EITF Issue No. 02-15 to have a significant impact on its future results of operations.

In November 2002, FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize a liability for the fair value, or market value, of the obligation undertaken in issuing a guarantee at the inception of the guarantee. The provisions of FIN 45 relating to liability recognition does not apply to certain obligations such as product warranties and guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statement periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 relating to footnote disclosure of warranty obligations during this period. This information is included in Note 2 “Supplemental Financial Statement Data” of the Notes to Condensed Consolidated Financial Statements. The Company does not expect the adoption of the recognition and measurement provisions of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in the third quarter ending March 28, 2003. As the Company has decided not to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 will not have a material impact on its consolidated financial position or results of operations.

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

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company’s business and operating results, including those made in this report under the caption “Risk Factors That May Affect Future Results” as well as the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

     The Company has prepared the accompanying unaudited condensed interim consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

     In accordance with standard industry practice, the Company has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions. In addition, the Company may have agreements with resellers that provide for stock rotation on slow-moving items and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers as well as historical pricing information. If end-market demand for hard drives declines significantly, the Company may have to increase sell-

through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results.

     The Company establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of uncollectibility based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on the length of time receivables are past due. If the financial condition of a significant customer deteriorates resulting in their inability to pay their accounts when due, an increase in our allowance for doubtful accounts would be required, which could negatively affect operating results.

     The Company records provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenues are recognized. The Company bases these provisions on existing product return notifications as well as historical returns by product type (see “Warranty”). If actual sales returns exceed our expectations, an increase in our sales return provisions would be required, which could negatively affect operating results.

Warranty

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive over the warranty period, which ranges from one to three years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products increase above our expectations, we would be required to increase our warranty provision, which could negatively affect operating results.

Inventory

     Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

     The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. The Company writes down inventory balances for excess and obsolete inventory based on the analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require an increase in inventory write-downs, which could negatively affect operating results.

Litigation and Other Contingencies

     The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and is able to be reasonably estimated (refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q).

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

Results of Operations

Summary Comparison

     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income. This table excludes the results of discontinued operations (dollars in thousands):

	THREE MONTHS ENDED				SIX MONTHS ENDED

	DEC. 27, 2002		DEC. 28, 2001		DEC. 27, 2002		DEC. 28, 2001

	$	%	$	%	$	%	$	%

Revenue, net	749,490	100.0	574,670	100.0	1,332,399	100.0	1,015,613	100.0
Gross margin	144,081	19.2	70,558	12.3	227,724	17.1	126,565	12.5
Total operating expenses	68,038	9.1	57,706	10.0	126,396	9.5	113,919	11.2
Operating income	76,043	10.1	12,852	2.2	101,328	7.6	12,646	1.2
Income from continuing operations	73,040	9.7	15,445	2.7	95,255	7.1	14,888	1.5

Net Revenue

     Net revenue was $749.5 million for the three months ended December 27, 2002, an increase of 30%, or $174.8 million, from the three months ended December 28, 2001 and an increase of 29%, or $166.6 million, from the immediately preceding quarter. The increase in net revenue resulted from a normal seasonal increase in demand and selected product constraints within the industry leading to a very favorable pricing environment. Compared to the corresponding period of the prior year, the increase in net revenue was represented by a 34% increase in unit shipments, partially offset by a 3% decrease in average selling prices (“ASP’s”). The increase in net revenue as compared to the immediately preceding quarter was due to a 20% increase in unit shipments and a 7% increase in ASP’s. For the six months ended December 27, 2002, net revenue was $1,332.4 million, an increase of 31%, or $316.8 million, from the six months ended December 27, 2001. The increase in net revenue resulted from a 45% increase in unit shipments, partially offset by a 10% decrease in ASP’s.

Gross Margin

     The increase in gross margin over the corresponding three and six month periods of the prior year was primarily the result of higher unit shipments, manufacturing efficiencies and continuing cost reduction efforts. The increase in gross margin over the immediately preceding quarter was the result of higher unit shipments, higher ASP’s from an improved product mix and a favorable supply/demand environment.

Operating Expenses

     Research and development (“R&D”) expense was $34.4 million for the three months ended December 27, 2002, an increase of 17.8%, or $5.2 million, from the three months ended December 28, 2001. R&D expense for the six months ended December 27, 2002 was $66.3 million, an increase of 14.2%, or $8.3 million, from the corresponding period of the prior year. The increase in R&D expense from the corresponding periods of the prior year was primarily due to higher employee incentive payments resulting from improved operating results.

     Selling, general and administrative (“SG&A”) expense was $33.6 million for the three months ended December 27, 2002, an increase of 18.0%, or $5.1 million, from the three months ended December 28, 2001. SG&A expense for the six months ended December 27, 2002 was $60.1 million, an increase of 7.5%, or $4.2 million, from the corresponding period of the prior year. The increase in SG&A expense from the corresponding periods of the prior year was due to higher employee incentive payments resulting from improved operating results and higher retention plan expenses.

Income Tax Provision

     Income tax provision was $2.2 million and $4.0 million for the three and six months ended December 27, 2002, respectively. The increase in the income tax provision for the three and six months ended December 27, 2002 is primarily related to an increase in earnings within certain tax jurisdictions. Differences between the effective tax rate estimated for 2003 of 4%, as compared to the U.S. federal statutory rate, are primarily due to earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with U.S. statutory rates.

Discontinued Operations

     During the six months ended December 28, 2001, the Company decided to terminate the operations of Connex, Inc. (“Connex”) and SANavigator, Inc. (“SANavigator”) and sold substantially all of the assets of these two businesses for a net gain of $24.5 million. In addition, during the three months ended June 28, 2002, the Company terminated its Keen Personal Media, Inc. (“Keen”) operations. Accordingly, the operating results of Connex, SANavigator and Keen for the periods reported, and the net gain recognized on the sale of substantially all of the assets of Connex and SANavigator during the six months ended December 28, 2001, have been segregated from continuing operations and reported separately on the unaudited condensed consolidated statements of income as discontinued operations. The gain from discontinued operations for the three and six months ended December 27, 2002 primarily represents a favorable settlement of a note payable from one of the discontinued operations.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $326.9 million at December 27, 2002 and $223.7 million at June 28, 2002. Net cash provided by continuing operations was $137.5 million during the six months ended December 27, 2002 as compared to net cash provided by continuing operations of $20.5 million during the six months ended December 28, 2001. This $117.0 million improvement in cash provided by continuing operations consists of an $81.8 million improvement in the Company’s net income, net of non-cash items, and a $35.2 million decrease in cash used to fund working capital requirements. These improvements are due to significantly better operating performance by the Company, including increased revenue and gross margin, improved cost management and efficient asset management.

     The Company’s working capital requirements depend upon the effective management of its cash conversion cycle. The cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was negative eight days for the six months ended December 27, 2002, down from a negative nine days for the corresponding period of the prior year. The cash conversion cycle for the six months ended December 27, 2002 consists of 33 DSO, 16 DIO less 57 DPO.

     Uses of cash during the six months ended December 27, 2002 included net capital expenditures of $27.8 million, primarily to upgrade the Company’s desktop hard drive production capabilities and for the normal replacement of existing assets, $14.3 million for the extinguishment of a portion of the 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) and $2.2 million for discontinued operations. Other sources of cash during the period included $10.0 million received in connection with stock option exercises and employee stock purchase plan purchases.

     The Debentures are subordinated to all senior debt; are redeemable at the option of the Company any time after February 18, 2003 at the issue price plus accrued original issue discount to the date of redemption; and at the holder’s option, will be redeemed by the Company, as of February 18, 2003, February 18, 2008 or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option. The Debentures are convertible into shares of the Company’s common stock at the rate of 14.935 shares per $1,000 principal amount at maturity. As of December 27, 2002, the remaining book value of the Debentures was $73.6 million, the aggregate principal amount at maturity was $160.9 million and the market value was $74.0 million. As outlined in a Tender Offer Statement on Schedule TO (the “Tender Offer Statement”) filed by the Company with the SEC on January 17, 2003 related to the offer by the Company to purchase the Debentures on February 18, 2003, the consideration to be paid by the Company for any Debentures surrendered for purchase and not withdrawn by that date will be solely cash. Accordingly, the Debentures have been classified as a current liability.

     The Company has a three-year senior credit facility that provides up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation), matures on September 20, 2003 and is secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets (the “Senior Credit Facility”). At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires the Company to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of December 27, 2002, there were no borrowings under the facility. However, the availability under the Senior Credit Facility has been reduced by $25.2 million for an outstanding letter of credit (refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q).

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

Commitments

     Except as otherwise disclosed, the Company does not have any commercial commitments with terms greater than one year that would significantly impact liquidity. The following is a summary of the Company’s significant contractual cash obligations and commercial commitments at December 27, 2002:

Convertible Debentures

     The Company has Debentures due February 18, 2018. On January 17, 2003 the Company filed the Tender Offer Statement with the SEC related to the offer by the Company to purchase the Debentures validly surrendered and not withdrawn as of February 18, 2003. The Tender Offer Statement indicated the consideration to be paid by the Company for the Debentures validly surrendered and not withdrawn by February 18, 2003 will be solely cash of $459.64 per $1,000 principal amount at maturity. For a description of the Debentures, see the discussion under “Liquidity and Capital Resources”.

Operating Leases

     The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2012. The following table summarizes the future payments of these leases (in thousands):

Operating
Leases

Remaining 2003	$5,298
2004	8,669
2005	7,179
2006	7,070
2007	5,541
Thereafter	19,716

Total future minimum lease obligations	$53,473

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

Forward Exchange Contracts

     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The Company does not purchase short-term forward exchange contracts for trading purposes. As of December 27, 2002, the Company had $9.0 million outstanding of purchased foreign currency forward exchange contracts. The contract maturity dates do not exceed three months. At December 27, 2002, the carrying value of the contracts approximated fair value.

New Accounting Pronouncements

     Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 8 “New Accounting Pronouncements” included in this Quarterly Report on Form 10-Q.

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

Increases in areal density may outpace customers’ demand for storage capacity.

     The rate of increase in areal density may be greater than the increase in our customers’ demand for aggregate storage capacity. This could lead to our customers’ storage capacity needs being satisfied with fewer hard disk drives, thereby decreasing our sales. As a result, even with increasing aggregate demand for storage capacity, our unit volumes could decline, which could adversely affect our results of operations.

Short product life cycles make it difficult to recover the cost of development.

     Product life cycles have extended during the past twelve months due to a decrease in the rate of hard drive areal density growth. However, there can be no assurance that this trend will continue. Historically, more rapid increases in areal density resulted in shorter product life cycles, with each generation of hard drives being more cost effective than the previous one. Shorter product life cycles make it more difficult to recover the cost of product development before the product becomes obsolete. Although we believe that the current rate of growth in areal density is lower than in the past several years and will continue to decrease in the near term, we expect that areal density will continue to increase. Our failure to recover the cost of product development in the future could adversely affect our operating results.

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

     Longer product life cycles have resulted from a decrease in the rate of areal density growth in the past twelve months. If longer product life cycles continue, we may need to develop new technologies or programs to reduce our costs on any particular product in order to maintain competitive pricing for such product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results.

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

The decline of ASP’s in the hard disk drive industry could adversely affect our operating results.

     The hard disk drive industry has experienced declining ASP’s in recent years. Although the rate of decline has decreased in recent quarters, there can be no assurance that this trend will continue. Increases in areal density mean that the average drive we sell has fewer heads and disks, and therefore lower component cost. Because of the competitiveness of the hard drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our ASP’s decline even further when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. A continued decline in ASP’s could cause our operating results to suffer.

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

     Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems. According to data released by International Data Corporation Tracker in December 2002, systems priced below $599 currently comprise the fastest growing segment of the consumer market for desktop computers. Although we were late to market with a value line hard drive to serve the low-cost PC market, we are now offering such value line products at prices that we view as competitive. However, if we are not able to continue to offer a competitively priced value line hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

     The PC market is fragmenting into a variety of computing devices and products. Some of these products, such as Internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers, consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. For the quarter ended December 27, 2002, approximately 7% of our unit sales were for consumer products other than computers, primarily gaming devices. If we are not successful in using our hard drive technology and expertise to develop new products for these emerging markets, it will likely harm our operating results.

The market acceptance for hard disk drives in game consoles continues to be uncertain.

     The use of hard disk drives in the game console market is a fairly recent trend. Due to the price competitive nature of the hard disk drive industry, with selling prices of PC’s being substantially higher than game consoles, game manufacturers may not have the ability to either incorporate or continue to incorporate hard disk drives into their overall architecture. In addition, current price reduction demands from either current or future game console customers may not make hard disk drive integration an attractive market for us or other hard drive manufacturers.

If we do not successfully expand into new hard drive market segments, our business may suffer.

     To remain a significant supplier of hard disk drives, we will need to offer a broad range of disk drive products to our customers. We currently offer a variety of 3.5-inch form factor hard disk drives for the desktop computer market. However, demand for desktop hard drives may shift to products in smaller form factors, which we do not currently offer, but which some of our competitors offer. While we continually develop new products, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amounts of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of desktop hard drives.

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

     The hard drive industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

     We are currently evaluating notices of alleged patent infringement or notices of patents from patent holders. We also are a party to several judicial and other proceedings relating to patent and other intellectual property rights. If claims or actions are asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. In addition, no assurance can be given that in a particular case a license will be offered or that the offered terms will be acceptable to us. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would likely increase our costs and harm our operating results.

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

We are subject to risks related to product defects, which could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.

     We generally warrant our products for one to three years. The standard warranties used by us contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We generally record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and results of operations.

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

     We typically book and ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers, such as Komag and IBM;

•	competition and consolidation in the data storage industry; and

•	seasonal and other fluctuations in demand for PC’s often due to technological advances.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Foreign Currency Risk

     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose for entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company’s foreign currency operating expenses are offset by gains and losses on the hedges. The contract maturity dates do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the British Pound Sterling and the Thai Baht.

     As of December 27, 2002, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	U.S. DOLLAR	WEIGHTED
	EQUIVALENT	AVERAGE
	AMOUNT	CONTRACT RATE

FOREIGN CURRENCY FORWARD CONTRACTS:
British Pound Sterling	$3.6	1.59
Thai Baht	$5.4	43.03

     During the three and six months ended December 27, 2002 and December 28, 2001, respectively, total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s condensed consolidated financial statements.

Disclosure About Other Market Risks

Fixed Interest Rate Risk

     At December 27, 2002, the market value of the Debentures was approximately $74.0 million, compared to the related book value of $73.6 million. At the option of the holder, the Debentures will be repurchased by the Company, as of February 18, 2003, February 18, 2008, or February 18, 2013, or if there is a Fundamental Change (as defined in the Debenture documents), at the issue price plus accrued original issue discount to the date of redemption. The payment on those dates, with the exception of a Fundamental Change, can be in cash, stock or any combination, at the Company’s option.

Variable Interest Rate Risk

     At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only Company borrowing facility which does not have a fixed rate of interest. At December 27, 2002, there were no borrowings outstanding under the Senior Credit Facility.

Fair Value Risk

     The Company owns approximately 1.0 million shares of Vixel Corporation common stock (the “Vixel Stock”). As of December 27, 2002, the market value of the Vixel Stock was approximately $1.8 million. Changes in the market value of the Vixel Stock are recorded as unrealized gains or losses in other comprehensive income (shareholders’ equity). As of December 27, 2002, a $1.8 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income related to the Vixel Stock. If the Company sells any portion of the Vixel Stock, the related unrealized gain on the date of sale will become realized and reflected as a gain in the Company’s statement of income. As a result of market conditions, the market value of the Vixel Stock had increased from approximately $1.8 million as of December 27, 2002 to approximately $2.4 million as of January 24, 2003. Due to market fluctuations, a decline in the Vixel Stock’s fair market value could occur in future periods.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q which is hereby incorporated by reference. Reference is also made to Part II, Item 1, “Legal Proceedings”, in our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002, for previous descriptions of these matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on November 14, 2002. The shareholders elected the following eight directors to hold office until the next annual meeting and until their successors are duly elected and qualified:

	Number of Votes

	For	Withheld

Peter D. Behrendt	161,892,022	11,078,993
I. M. Booth	161,844,643	11,126,372
Kathleen A. Cote	168,869,552	4,101,463
Henry T. DeNero	168,899,449	4,071,566
Michael D. Lambert	161,895,784	11,075,231
Matthew E. Massengill	170,134,497	2,836,518
Roger H. Moore	160,149,815	12,821,200
Thomas E. Pardun	168,830,765	4,140,250

     In addition, the shareholders approved the following proposals:

		Number of Votes

		For	Against	Abstentions

1.	To approve an amendment to the Company’s 1993 Employee Stock Purchase Plan to increase by 4,000,000 the number of shares of the Company’s common stock available for issuance under the plan	164,219,888	7,789,859	961,265
2.	To approve an amendment to the Company’s Non-Employee Directors Stock-for-Fees Plan to extend the term of the plan to December 31, 2012.	141,852,695	30,623,075	495,243
3.	To ratify the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending June 27, 2003.	170,114,565	2,509,017	347,432

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.2.1*	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002.

10.3*	Western Digital Corporation 1993 Employee Stock Purchase Plan (amended and restated as of November 14, 2002).

10.10*	Amended and Restated Deferred Compensation Plan, effective July 1, 2002.

10.12.2*	Western Digital Corporation Amended and Restated Change of Control Severance Plan, effective March 29, 2001.

10.17*	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Matthew E. Massengill, effective as of December 20, 2002.

10.18*	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Arif Shakeel, effective as of December 20, 2002.

10.21*	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 14, 2002.

10.43.2§	Amendment No. 2 to Volume Purchase Agreement, effective as of October 17, 2002 among Western Digital Corporation, Komag, Inc. and Komag USA (Malaysia) Sdn.

10.56*	Letter agreement, dated October 30, 2002, by and between Western Digital Corporation and Charles William Frank.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on form 8-K:

On December 5, 2002, the Company filed a current report on Form 8-K to provide Regulation FD disclosure in connection with investor presentations delivered by officials of the Company that included an update on conditions in the hard drive industry.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions on this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

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

Date: February 7, 2003

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

Dated: February 7, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 7, 2003

/s/ SCOTT MERCER D. Scott Mercer Chief Financial Officer

EXHIBIT INDEX

10.2.1*	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002.

10.3*	Western Digital Corporation 1993 Employee Stock Purchase Plan (amended and restated as of November 14, 2002).

10.10*	Amended and Restated Deferred Compensation Plan, effective July 1, 2002.

10.12.2*	Western Digital Corporation Amended and Restated Change of Control Severance Plan, effective March 29, 2001.

10.17*	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Matthew E. Massengill, effective as of December 20, 2002.

10.18*	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Arif Shakeel, effective as of December 20, 2002.

10.21*	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 14, 2002.

10.43.2§	Amendment No. 2 to Volume Purchase Agreement, effective as of October 17, 2002 among Western Digital Corporation, Komag, Inc. and Komag USA (Malaysia) Sdn.

10.56*	Letter agreement, dated October 30, 2002, by and between Western Digital Corporation and Charles William Frank.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions on this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.