Form 10-Q
period 2003-03-28
WESTERN DIGITAL CORP
filed 2003-05-09
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

(949) 672-7000
(Registrant’s telephone number, including area code)

http://www.westerndigital.com
(Registrant’s Web Site)

N/A

(Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [   ]

     As of the close of business on April 25, 2003, 198,095,885 shares of common stock, par value $.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts; unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	MAR. 28,	MAR. 29,	MAR. 28,	MAR. 29,
	2003	2002	2003	2002

Revenue, net	$705,839	$594,867	$2,038,238	$1,610,480
Cost of revenue	583,819	513,849	1,688,494	1,402,897

Gross margin	122,020	81,018	349,744	207,583

Operating expenses:
Research and development	34,726	31,443	101,050	89,500
Selling, general and administrative	30,205	28,774	90,277	84,636

Total operating expenses	64,931	60,217	191,327	174,136

Operating income	57,089	20,801	158,417	33,447
Net interest and other (expense) income	(316)	(334)	(2,365)	1,908

Income from continuing operations before income taxes	56,773	20,467	156,052	35,355
Income tax (expense) benefit	(2,271)	1,624	(6,295)	1,624

Income from continuing operations	54,502	22,091	149,757	36,979
Discontinued operations	—	(2,893)	1,320	15,331

Net income	$54,502	$19,198	$151,077	$52,310

Basic income (loss) per common share:
Income from continuing operations	$.28	$.12	$.77	$.20
Discontinued operations	—	(.02)	.01	.08

	$.28	$.10	$.78	$.28

Diluted income (loss) per common share:
Income from continuing operations	$.26	$.11	$.74	$.19
Discontinued operations	—	(.01)	.00	.08

	$.26	$.10	$.74	$.27

Weighted average shares outstanding:
Basic	196,258	190,091	194,149	188,139

Diluted	207,724	198,355	202,890	192,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values; unaudited)

	MAR. 28,	JUN. 28,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$347,060	$223,728
Accounts receivable, net	195,738	218,832
Inventories	110,663	73,395
Other	13,374	11,554

Total current assets	666,835	527,509
Property and equipment, net	117,162	107,520
Other, net	543	1,651

Total assets	$784,540	$636,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,332	$302,998
Accrued expenses	132,108	103,474
Convertible debentures	—	86,204

Total current liabilities	480,440	492,676
Other	28,016	41,142
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized: 5,000; shares outstanding: none	—	—
Common stock, $.01 par value; shares authorized: 450,000; shares outstanding: 198,316 and 195,438, respectively	1,983	1,954
Additional paid-in capital	651,514	710,945
Accumulated deficit	(365,215)	(516,292)
Accumulated other comprehensive income	3,248	2,559
Treasury stock, at cost: 696 and 3,295 shares, respectively	(15,446)	(96,304)

Total shareholders’ equity	276,084	102,862

Total liabilities and shareholders’ equity	$784,540	$636,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	NINE MONTHS ENDED

	MAR. 28,	MAR. 29,
	2003	2002

Cash flows from operating activities:
Net income	$151,077	$52,310
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations	(1,320)	(15,331)
Depreciation and amortization	36,298	34,324
Non-cash interest expense	2,991	4,533
Other non-cash items, net	—	(2,391)
Changes in:
Accounts receivable	23,094	(57,870)
Inventories	(37,268)	(15,608)
Other assets	(1,579)	(3,075)
Accounts payable	45,334	92,728
Accrued expenses	15,921	(16,674)
Other	1,988	(781)

Net cash provided by continuing operations	236,536	72,165

Cash flows from investing activities:
Capital expenditures, net	(43,572)	(39,484)
Other investment activity	—	9,912

Net cash used for investing activities of continuing operations	(43,572)	(29,572)

Cash flows from financing activities:
Issuance of common stock under employee plans	20,966	8,810
Debenture redemptions and extinguishments	(88,045)	(13,217)
Proceeds from minority investment in subsidiary	—	450

Net cash used for financing activities of continuing operations	(67,079)	(3,957)

Net cash (used for) provided by discontinued operations	(2,553)	20,269

Net increase in cash and cash equivalents	123,332	58,905
Cash and cash equivalents, beginning of period	223,728	167,582

Cash and cash equivalents, end of period	$347,060	$226,487

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,646	$1,843
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for extinguishment of convertible debentures	$234	$13,585

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

2.	Supplemental Financial Statement Data (in thousands)

	MAR. 28,	JUN. 28,
	2003	2002

Inventories:
Finished goods	$80,658	$54,483
Work in process	17,088	9,523
Production materials	12,917	9,389

	$110,663	$73,395

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED

	MAR. 28,	MAR. 29,	MAR. 28,	MAR. 29,
	2003	2002	2003	2002

Net Interest and Other (Expense) Income:
Interest income	$1,070	$875	$2,787	$3,163
Interest and other expense	(1,386)	(2,019)	(5,152)	(6,271)
Gains on investments, net	—	810	—	4,289
Minority interest in losses of consolidated subsidiary	—	—	—	727

	$(316)	$(334)	$(2,365)	$1,908

The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty provision for the nine months ended March 28, 2003 were as follows (in thousands):

Balance at June 28, 2002	$47,412
Costs incurred	(41,901)
Current period accruals	45,535

Balance at March 28, 2003	$51,046

3.	Income per Share

The following table illustrates the computation of basic and diluted income per common share from continuing operations (in thousands, except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED

	MAR. 28,	MAR. 29,	MAR. 28,	MAR. 29,
	2003	2002	2003	2002

Income from continuing operations	$54,502	$22,091	$149,757	$36,979

Weighted average shares outstanding:
Basic	196,258	190,091	194,149	188,139
Employee stock options and other	11,466	8,264	8,741	4,233

Diluted	207,724	198,355	202,890	192,372

Income per share from continuing operations:
Basic	$.28	$.12	$.77	$.20

Diluted	$.26	$.11	$.74	$.19

For purposes of computing diluted income per share, antidilutive common share equivalents have been excluded from the calculation. These include employee stock options with an exercise price which exceeded the average fair market value of the common stock for the period and common shares issuable upon conversion of the 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”). These antidilutive common share equivalents totaled 20.1 million and 24.4 million shares for the three months ended March 28, 2003 and March 29, 2002, respectively, and 24.1 million and 28.7 million shares for the nine months ended March 28, 2003 and March 29, 2002, respectively.

4.	Common Stock and Convertible Debenture Transactions

During the nine months ended March 28, 2003, the Company issued approximately 2,064,000 shares of its common stock in connection with Employee Stock Purchase Plan (“ESPP”) purchases and approximately 3,528,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $21.0 million. During the nine months ended March 29, 2002, the Company issued approximately 1,343,000 shares of its common stock in connection with ESPP purchases and approximately 1,204,000 shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $8.8 million.

During the nine months ended March 28, 2003, the Company issued approximately 50,000 shares of common stock and paid $88.0 million in cash to redeem its remaining Debentures. The book value of Debentures redeemed was $88.4 million, and the aggregate principal amount at maturity was $192.9 million. The net gain from redemptions of the Debentures was not material.

5.	Comprehensive Income

Comprehensive income includes net income as well as the components of other comprehensive income which include all revenue, expense, gain and loss items that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of unrealized gains on marketable securities categorized as “available for sale” under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The components of comprehensive income for the three and nine months ended March 28, 2003 and March 29, 2002 were as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED

	MAR. 28,	MAR. 29,	MAR. 28,	MAR. 29,
	2003	2002	2003	2002

Net income	$54,502	$19,198	$151,077	$52,310
Other comprehensive income:
Unrealized gain on available for sale investments, net	1,398	1,916	689	982

Comprehensive income	$55,900	$21,114	$151,766	$53,292

6.	Stock Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”) in accounting for its stock options (including shares issued under the Stock Option Plans and the ESPP, collectively called “Options”) and, accordingly, no compensation expense has been recognized for the Options in the consolidated financial statements. Pro forma information for interim financial statements regarding net income and income per share is required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). This information is required to be determined as if the Company had accounted for its Options granted subsequent to July 1, 1995, under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

     The fair value of Options granted during the nine months ended March 28, 2003 and March 29, 2002 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	STOCK OPTION
	PLANS		ESPP PLAN

	2003	2002	2003	2002

Option life (in years)	3.7	3.0	1.25	2.0
Risk-free interest rate	3.40%	3.37%	1.94%	2.90%
Stock price volatility	0.88	0.88	0.88	0.88
Dividend yield	—	—	—	—
Fair value	$2.66	$1.94	$2.62	$2.90

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised. The pro forma impact of applying SFAS 123 in the three and nine months ended March 28, 2003 is not necessarily representative of future periods.

     Had the Company determined compensation expense based on the Black-Scholes fair value model at the grant date for its Options under SFAS 123, the Company’s net income and net income per share would have been as indicated below (amounts in thousands except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED

	MAR. 28,	MAR. 29,	MAR. 28,	MAR. 29,
	2003	2002	2003	2002

Net income
As reported	$54,502	$19,198	$151,077	$52,310
Stock-based employee compensation expense	(6,378)	(5,461)	(19,196)	(17,657)

Pro forma net income	$48,124	$13,737	$131,881	$34,653

Basic income per share:
As reported	$.28	$.10	$.78	$.28

Pro forma	$.25	$.07	$.68	$.18

Diluted income per share:
As reported	$.26	$.10	$.74	$.27

Pro forma	$.24	$.07	$.66	$.18

7.	Business Segment and Discontinued Operations

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

8.	Legal Proceedings

In June 1994, Papst Licensing (“Papst”) brought suit against the Company in the United States District Court for the Central District of California, alleging infringement by the Company of five disk drive motor patents owned by Papst. In December 1994, Papst dismissed its case without prejudice. In July 2002, Papst filed a new complaint against the Company and several other defendants. The suit alleges infringement by the Company of seventeen of Papst’s patents related to disk drive motors that the Company purchased from motor vendors. Papst is seeking an injunction and damages. The Company filed an answer on September 4, 2002, denying Papst’s complaint. On December 11, 2002, the lawsuit was transferred to the United States District Court for the Eastern District of Louisiana and included in the consolidated pre-trial proceedings occurring there. The lawsuit was stayed pending the outcome of certain other related litigation. A potential loss, if any, cannot presently be reasonably estimated. The Company intends to vigorously defend the suit.

On July 5, 2001, the Company’s Western Digital Technologies, Inc. subsidiary (“WDT”) and its Malaysian subsidiary (“WDM”) filed suit (the “complaint”) against Cirrus Logic, Inc. (“Cirrus”) for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel chips for the Company’s hard disk drives. WDM also stopped making payments to Cirrus for past deliveries of chips and terminated all outstanding purchase orders from Cirrus for such chips. The complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts that may be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint denying the allegations contained in the complaint and asserting counterclaims against the plaintiffs for, among other things, the amount of the outstanding invoices and the plaintiffs’ alleged breach of the outstanding purchase orders. The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million. Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million. On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against WDT and WDM in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel chips purchased from Cirrus that is disputed by WDT and WDM. On December 20, 2001, the Court granted Cirrus’ Applications. Pursuant to agreement with Cirrus, the Company has posted a letter of credit in the amount of $25.2 million in satisfaction of the Writs of Attachment.

On November 26, 2002, WDT and WDM filed a motion for summary adjudication as to Cirrus’ second and third causes of action. The parties fully briefed the motion which was scheduled to be heard on December 24, 2002. On December 24, 2002, the Court continued the summary judgment motion until February 4, 2003, and then, on February 4, 2003, further continued the motion until April 1, 2003, to allow Cirrus to conduct additional discovery. On December 3, 2002, Cirrus filed a motion for summary adjudication as to WDT and WDM’s first, second, third, fourth, fifth and seventh causes of action. The parties fully briefed the motion which was scheduled to be heard on December 31, 2002. On December 31, 2002, after hearing arguments from both sides, the Court granted Cirrus’ motion as to the first, second, fourth, fifth and seventh causes of action, and denied Cirrus’ motion as to the third cause of action. On January 30, 2003, Cirrus filed another motion for summary adjudication as to the third cause of action. The parties completed briefing on the motion and the motion was scheduled to be heard on April 15, 2003.

On March 4, 2003, WDT filed a motion for leave to amend its second amended complaint, seeking to add causes of action for intentional and fraudulent misrepresentation and negligent misrepresentation. The Court granted WDT’s motion on March 25, 2003. On March 18, 2003, WDT filed a motion to continue the trial date from May 19, 2003. On April 8, 2003, the Court granted Western Digital’s motion and moved the trial date to December 1, 2003. As a result of its ruling to continue the trial date, the Court continued the mandatory settlement conference originally scheduled for April 25, 2003, and continued indefinitely the hearings on WDT’s motion for summary judgment and Cirrus’ motion for summary judgment originally scheduled for April 1, 2003 and April 15, 2003 respectively. Discovery in this matter, originally scheduled to conclude by April 18, 2003, will continue into September 2003.

On April 22, 2003, Cirrus filed a demurrer to WDT’s claims for promissory estoppel, intentional and fraudulent misrepresentation and negligent misrepresentation. The Court has scheduled a hearing on the demurrer for May 13, 2003. A potential loss, if any, cannot presently be reasonably estimated. The Company intends to prosecute this matter and defend the cross-complaint vigorously.

In the normal course of business, the Company is subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 28, 2003, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result and results could differ materially from those projected.

9.	New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize a liability for the fair value, or market value, of the obligation undertaken in issuing a guarantee at the inception of the guarantee. The provisions of FIN 45 relating to liability recognition does not apply to certain obligations such as product warranties and guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statement periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 relating to footnote disclosure of warranty obligations during the quarter ended December 27, 2002. This information is included in Note 2 “Supplemental Financial Statement Data” of the Notes to Condensed Consolidated Financial Statements. The Company’s adoption of the recognition and measurement provisions of FIN 45 had no impact on its consolidated financial position or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Western Digital Corporation’s (the “Company’s” or “Western Digital’s”) Annual Report on Form 10-K as of and for the year ended June 28, 2002.

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

Results of Operations

Summary Comparison

     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income. This table excludes the results of discontinued operations (dollars in thousands):

	THREE MONTHS ENDED				NINE MONTHS ENDED

	MAR. 28, 2003		MAR. 29, 2002		MAR. 28, 2003		MAR. 29, 2002

	$	%	$	%	$	%	$	%

Revenue, net	705,839	100.0	594,867	100.0	2,038,238	100.0	1,610,480	100.0
Gross margin	122,020	17.3	81,018	13.6	349,744	17.2	207,583	12.9
Total operating expenses	64,931	9.2	60,217	10.1	191,327	9.4	174,136	10.8
Operating income	57,089	8.1	20,801	3.5	158,417	7.8	33,447	2.1
Income from continuing operations	54,502	7.7	22,091	3.7	149,757	7.3	36,979	2.3

Net Revenue

     Net revenue was $705.8 million for the three months ended March 28, 2003, an increase of 19%, or $111.0 million, from the three months ended March 29, 2002. Total unit shipments increased to 10.3 million for the quarter as compared to 8.1 million for the corresponding period in the prior year as a result of the Company’s improved competitive position and an increase in demand for hard drives in the personal computer (“PC”) market. Average selling prices (“ASP’s”) decreased to $68 per unit for the quarter from $74 in the corresponding period in the prior year. Historically, ASP’s in the desktop hard drive industry have generally declined annually in the 10-20% range. However, those price declines have moderated over the past few quarters given longer product life cycles, improved supply/demand management and fewer component cost reduction opportunities. Specifically, ASP’s for the three months ended March 28, 2003 represent the fourth consecutive quarter of flat-to-higher ASP’s.

     Revenue by geographic region for the three months ended March 28, 2003 was 48% from the Americas, 31% from Europe and 21% from Asia compared to 52%, 33% and 15%, respectively, for the corresponding prior period.

     Revenue by sales channel for the three months ended March 28, 2003 was 53% from original equipment manufacturers, 39% from distributors and 8% from the retail channel compared to 57%, 36% and 7%, respectively, for the corresponding prior period.

     For the nine months ended March 28, 2003, net revenue was $2,038.2 million, an increase of 27%, or $427.8 million, from the nine months ended March 29, 2002. During this period, total unit shipments increased to 29.2 million from 21.1 million from the corresponding prior period while ASP’s decreased to $70 per unit from $76.

Gross Margin

     For the three months ended March 28, 2003, gross margin percentage increased to 17.3% from 13.6% for the corresponding period of the prior year. For the nine months ended March 28, 2003, gross margin percentage increased to 17.2% from 12.9% for the corresponding period of the prior year. The increase in gross margin percentage over the prior year periods was primarily the result of a more moderate pricing environment, manufacturing efficiencies associated with higher unit volume and continuing cost reduction efforts.

Operating Expenses

     Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), decreased to 9.2% of net revenue for the three months ended March 28, 2003 as compared to 10.1% of net revenue for the corresponding period of the prior year. For the nine months ended March 28, 2003, total operating expenses decreased to 9.4% of net revenue from 10.8% for the corresponding period of the prior year. The Company’s operating expense structure is highly leveraged. Absolute dollar increases in operating expenses over the prior year are primarily due to higher pay-for-performance and retention plan expenses, resulting from improved Company performance.

     R&D expense was $34.7 million for the three months ended March 28, 2003, an increase of 10.4%, or $3.3 million, from the three months ended March 29, 2002. R&D expense for the nine months ended March 28, 2003 was $101.1 million, an increase of 12.9%, or $11.6 million, from the corresponding period of the prior year. The increase in R&D expense from the corresponding periods of the prior year was primarily due to higher employee incentive payments resulting from improved operating results.

     SG&A expense was $30.2 million for the three months ended March 28, 2003, an increase of 5.0%, or $1.4 million, from the three months ended March 29, 2002. SG&A expense for the nine months ended March 28, 2003 was $90.3 million, an increase of 6.7%, or $5.6 million, from the corresponding period of the prior year. The increase in SG&A expense from the corresponding periods of the prior year was due to higher employee incentive payments resulting from improved operating results and higher retention plan expenses.

Income Tax Provision

     Income tax provision was $2.3 million and $6.3 million for the three and nine months ended March 28, 2003, respectively. The increase in the income tax provision for the three and nine months ended March 28, 2003 is primarily related to an increase in earnings within certain tax jurisdictions. Differences between the effective tax rate estimated for 2003 of 4%, as compared to the U.S. federal statutory rate, are primarily due to earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with U.S. statutory rates.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $347.1 million at March 28, 2003 and $223.7 million at June 28, 2002. Net cash provided by continuing operations was $236.5 million during the nine months ended March 28, 2003 as compared to net cash provided by continuing operations of $72.2 million during the nine months ended March 29, 2002. This $164.3 million improvement in cash provided by continuing operations consists of a $115.6 million improvement in the Company’s net income, net of non-cash items, and a $48.7 million decrease in cash used to fund working capital requirements. These improvements are due to significantly better operating performance by the Company, including increased revenue and gross margin, improved cost management and efficient asset management.

     The Company’s working capital requirements depend upon the effective management of its cash conversion cycle. The cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was negative ten days for the nine months ended March 28, 2003, the same as the corresponding period of the prior year. The cash conversion cycle for the nine months ended March 28, 2003 consists of 30 DSO, 16 DIO less 56 DPO.

     Uses of cash during the nine months ended March 28, 2003 included net capital expenditures of $43.6 million, primarily to upgrade the Company’s desktop hard drive production capabilities and for the normal replacement of existing assets, $88.0 million for the extinguishment or redemption of its remaining 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) and $2.6 million for discontinued operations. Other sources of cash during the period included $21.0 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

     The Company has a senior credit facility that provides up to $125 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation), matures on September 20, 2003 and is secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets (the “Senior Credit Facility”). At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. The Senior Credit Facility requires the Company to maintain certain amounts of tangible net worth, prohibits the payment of cash dividends on common stock and contains a number of other covenants. As of March 28, 2003, there were no borrowings under the facility. However, the availability under the Senior Credit Facility has been reduced by $25.2 million for an outstanding letter of credit (refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 8 “Legal Proceedings” included in this Quarterly Report on Form 10-Q).

     The Company believes its current cash and cash equivalents will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk Factors That May Affect Future Results”.

Critical Accounting Policies

     The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

     In accordance with standard industry practice, the Company has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions. In addition, the Company may have agreements with resellers that provide for stock rotation on slow-moving items and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers as well as historical pricing information. If end-market demand for hard drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results.

     The Company establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing its risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on the length of time receivables are past due. If the financial condition of a significant customer deteriorates resulting in their inability to pay their accounts when due, an increase in our allowance for doubtful accounts would be required, which could negatively affect operating results.

     The Company records provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized. The Company bases these provisions on existing product return notifications as well as historical returns by product type (see “Warranty”). If actual sales returns exceed expectations, an increase in the sales return provisions would be required, which could negatively affect operating results.

Warranty

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive over the warranty period, which ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products increase above expectations, an increase to the warranty provision would be required, which could negatively affect operating results.

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

Litigation and Other Contingencies

     The Company applies Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and is able to be reasonably estimated (refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 8 “Legal Proceedings” included in this Quarterly Report on Form 10-Q).

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

New Accounting Pronouncements

     Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 9 “New Accounting Pronouncements” included in this Quarterly Report on Form 10-Q.

Risk Factors That May Affect Future Results

Risk factors related to the hard drive industry in which we operate

Our operating results depend on our being among the first-to-market, first-to-volume and first-to-quality with our new products at a low cost.

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

     New products require higher areal densities (the gigabyte of storage per disk) than previous product generations, posing formidable technical challenges. Higher areal densities require fewer heads and disks to achieve a given drive capacity, which means that existing head technology must be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs could put us at a competitive disadvantage to companies that achieve these results.

Increases in areal density may outpace customers’ demand for storage capacity.

     The rate of increase in areal density may be greater than the increase in our customers’ demand for aggregate storage capacity. This could lead to our customers’ storage capacity needs being satisfied with fewer hard disk drives or with more lower-cost single-surface drives, thereby decreasing our sales. As a result, even with increasing aggregate demand for storage capacity, our unit volumes and/or ASP’s could decline, which could adversely affect our results of operations.

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

     Longer product life cycles have resulted from a decrease in the rate of areal density growth in the past twelve months. If longer product life cycles continue, we may need to develop new technologies or programs, such as system-on-a-chip, to reduce our costs on any particular product in order to maintain competitive pricing for such product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results.

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

     The hard disk drive industry has experienced declining ASP’s in recent years. Although the rate of decline has decreased in recent quarters, there can be no assurance that this trend will continue. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity, and therefore lower component cost. Because of the competitiveness of the hard drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our ASP’s decline even further when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. A continued decline in ASP’s could cause our operating results to suffer.

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

     Demand for our hard drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market has experienced periods of excess capacity, which has led to intense price competition. During calendar year 2001 and the first half of calendar year 2002, the industry experienced weak PC demand in the U.S. and other markets due in part to general economic conditions worldwide. If intense price competition occurs as a result of weak demand, we may be forced to lower prices sooner and more than expected, which could result in lower revenues and gross margins.

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

     The PC market is fragmenting into a variety of computing devices and products. Some of these products, such as Internet appliances, may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as broadcasting and communications are increasingly converted to digital technology from the older, analog technology, the technology of computers, consumer electronics and communication devices will converge, and hard drives will be found in many consumer products other than computers. For the quarter ended March 28, 2003, approximately 3% of our unit sales were for consumer products other than computers, primarily gaming devices. If we are not successful in using our hard drive technology and expertise to develop new products for these emerging markets, it will likely harm our operating results.

The market acceptance for hard disk drives in game consoles continues to be uncertain.

     The use of hard disk drives in the game console market is a fairly recent trend. Due to the price competitive nature of the hard disk drive industry, with selling prices of PC’s being substantially higher than game consoles, game manufacturers may not have the ability to either incorporate or continue to incorporate hard disk drives into their overall architecture. In addition, current price reduction demands from either current or future game console customers may not make hard disk drive integration an attractive market for us or other hard drive manufacturers. Also, the success of specific game consoles such as Microsoft’s Xbox™, which uses a hard disk drive for game use, remains uncertain.

If we do not successfully expand into new hard drive market segments, our business may suffer.

     To remain a significant supplier of hard disk drives, we will need to offer a broad range of disk drive products to our customers. We currently offer a variety of 3.5-inch form factor hard disk drives for the desktop computer market. However, demand for desktop hard drives may shift to products in smaller form factors, which we do not currently offer, but which some of our competitors offer. The desktop PC industry is transitioning to higher speed interfaces such as Serial ATA to handle higher data transfer rates and 80 gigabyte (“GB”) per platter technology for increased capacity. The Company currently offers Serial ATA and 80 GB per platter products, however, the transition of technology and the introduction of new products is challenging and creates risks. While we continue to develop new products and look to expand into non-desktop applications such as consumer electronics and game consoles, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amounts of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of desktop hard drives.

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

     A majority of our revenue comes from a few customers. For example, during the nine months ended March 28, 2003, sales to our top 10 customers accounted for approximately 52% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. For example, this occurred with our enterprise hard drive product line early in the third quarter of 2000 and is one of the factors which led to our decision to exit the enterprise hard drive market.

Dependence on a limited number of qualified suppliers of components could lead to delays, lost revenue or increased costs.

     Because we do not manufacture any of the basic components in our hard drives, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could harm us more severely than our competitors, some of whom manufacture certain of the components for their hard drives, and could significantly harm our operating results. A number of the components used by us are available from only a single or limited number of qualified outside suppliers, and there is continued attrition and consolidation in our supplier base. If a component is in short supply, or a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. In addition, if a component becomes unavailable, we could suffer significant loss of revenue. For example, we lost revenue in September 1999 when we had to shut down production of a product line for approximately two weeks as a result of a faulty power driver chip that was sole-sourced from a third party supplier.

     To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, as we did in 1998 when we accelerated our transition to magneto-resistive recording head technology, and as we did in 2000 as a result of our decision to exit the enterprise hard drive market.

     In some cases, not only are we dependant on a limited number of suppliers, but we also have entered into contractual commitments that require us to buy a substantial number of components from one supplier. For example in April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. In October 2001, we amended the Komag volume purchase agreement to extend the initial term to six years. Similarly, in February 2001, we entered into a two-year volume purchase agreement with IBM under which we buy a substantial portion of our read channel chips from IBM. Effective June 2002, we amended the IBM volume purchase agreement to extend the initial term through December 31, 2003. These strategic relationships have increased our dependence on each of Komag and IBM as a supplier. Our future operating results may depend substantially on Komag’s ability to timely qualify its media components in our new development programs, and each of Komag’s and IBM’s ability to supply us with these components or chips, as the case may be, in sufficient volume to meet our production requirements. A significant disruption in Komag’s ability to manufacture and supply us with media components or IBM’s ability to manufacture and supply us with read channel chips could harm our operating results.

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

     We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place, which occurred in Malaysia during the first quarter of 1999. As a result of the Malaysian currency controls, we are no longer hedging the Malaysian currency risk. Currently, we hedge the Euro, Thai Baht and British Pound Sterling.

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

     We generally warrant our products for one to five years. The standard warranties used by us contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and results of operations.

Inaccurate projections of demand for our product can cause large fluctuations in our quarterly results.

     We often book and ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Foreign Currency Risk

     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose for entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company’s foreign currency operating expenses are offset by gains and losses on the hedges. The contract maturity dates do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Euro, British Pound Sterling and the Thai Baht.

     As of March 28, 2003, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	U.S. DOLLAR	WEIGHTED
	EQUIVALENT	AVERAGE
	AMOUNT	CONTRACT RATE

FOREIGN CURRENCY FORWARD CONTRACTS:
Euro	$1.6	1.08
British Pound Sterling	$2.0	1.56
Thai Baht	$31.5	42.97

     During the three and nine months ended March 28, 2003 and March 29, 2002, respectively, total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s condensed consolidated financial statements.

Disclosure About Other Market Risks

Fixed Interest Rate Risk

     During the three months ended March 28, 2003, the Company redeemed its remaining Debentures outstanding with an aggregate of $160.3 million in principal amount at maturity for cash consideration of $73.7 million.

Variable Interest Rate Risk

     At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only Company borrowing facility which does not have a fixed rate of interest. At March 28, 2003, there were no borrowings outstanding under the Senior Credit Facility.

Fair Value Risk

     The Company owns approximately 1.0 million shares of Vixel Corporation common stock (the “Vixel Stock”). As of March 28, 2003, the market value of the Vixel Stock was approximately $3.2 million. Changes in the market value of the Vixel Stock are recorded as unrealized gains or losses in other comprehensive income (shareholders’ equity). As of March 28, 2003, a $3.2 million total accumulated unrealized gain has been recorded in accumulated other comprehensive income related to the Vixel Stock. Due to market fluctuations, a decline in the Vixel Stock’s fair market value could occur in future periods. If the Company sells any portion of the Vixel Stock, the related unrealized gain on the date of sale will become realized and reflected as a gain in the Company’s statement of income.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 8 “Legal Proceedings” included in this Quarterly Report on Form 10-Q which is hereby incorporated by reference. Reference is also made to Part II, Item 1, “Legal Proceedings”, in our Quarterly Reports on Form 10-Q for the quarters ended September 27 and December 27, 2002, for previous descriptions of these matters.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1†	Amended and Restated Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001.

3.2†	Amended and Restated By-laws of the Company, adopted as of April 6, 2001.

10.10*	Amended and Restated Deferred Compensation Plan, effective March 28, 2003.

10.11*	Amended and Restated Executive Bonus Plan, effective March 28, 2003.

10.57*	Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003.

10.58§	Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on form 8-K:

On February 18, 2003, the Company filed a current report on Form 8-K to announce the results of a tender offer to purchase the Company’s outstanding zero coupon convertible subordinated debentures due February 18, 2018.

On March 3, 2003, the Company filed a current report on Form 8-K to provide Regulation FD disclosure in connection with investor presentations delivered by officials of the Company that included an update on conditions in the hard drive industry.

On March 18, 2003, the Company filed a current report on Form 8-K to announce that the Company elected to redeem all the Company’s outstanding zero coupon convertible subordinated debentures on April 17, 2003.

†	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 6, 2001.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

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

Date: May 9, 2003

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

Dated: May 9, 2003

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

Dated: May 9, 2003

/s/ SCOTT MERCER

D. Scott Mercer
Chief Financial Officer

EXHIBIT INDEX

3.1†	Amended and Restated Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001.

3.2†	Amended and Restated By-laws of the Company, adopted as of April 6, 2001.

10.10*	Amended and Restated Deferred Compensation Plan, effective March 28, 2003.

10.11*	Amended and Restated Executive Bonus Plan, effective March 28, 2003.

10.57*	Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003.

10.58§	Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 6, 2001.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.