Form 10-K
period 2003-06-27
WESTERN DIGITAL CORP
filed 2003-09-23
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-8703

WESTERN DIGITAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0956711
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20511 Lake Forest Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 672-7000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value Per Share Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐

      As of the close of business on August 29, 2003, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $2.3 billion.

      As of the close of business on August 29, 2003, 204,887,965 shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

      Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2003 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 27, 2003

      The Company has a 52 or 53-week fiscal year. The 2003, 2002 and 2001 fiscal years ended on June 27, June 28 and June 29 respectively, and consisted of 52 weeks each.

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

      Western Digital®, the Western Digital logo, WD Caviar®, WD RaptorTM and WD Protégé® are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I

Item 1.     Business

General

      Western Digital Corporation (the “Company” or “Western Digital”) designs, develops, manufactures and markets hard drives, one of the key components found in most computers and data storage subsystems. A hard drive is a device that stores data on one or more rotating magnetic disks to allow fast access to non-volatile data for computing needs. The Company’s hard drives are used in desktop personal computers, servers, network attached storage devices, video game consoles, digital video recording devices, and satellite and cable set-top boxes. The Company’s hard drive products currently include 1.0-inch high, 3.5-inch form factor drives with capacities ranging from 8 gigabytes (“GB”) to 250 GB, rotation speeds of 5400, 7200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”), Serial Advanced Technology Attachment (“SATA”), 1394/FireWire/i.LinkTM and Universal Serial Bus (“USB”). The Company sells its products worldwide to computer manufacturers for inclusion in their computer systems or subsystems and to distributors, resellers and retailers. The Company’s hard drive products are currently manufactured in Malaysia and Thailand. For geographical financial data, see the Company’s Consolidated Financial Statements and Note 8 thereto included in this Annual Report on Form 10-K.

Industry

      Desktop Personal Computer (“PC”) Market. According to TrendFOCUS, Inc. (“TrendFOCUS”) quarterly reports for 2003 and calendar year 2002, the desktop computer segment is the largest segment of the worldwide personal computer market, accounting for approximately 75% of global personal computer shipments in 2003. Approximately 90% of Western Digital’s hard drive unit shipments in 2003 were sold to this market, with the remaining shipments ultimately being used in other applications such as enterprise and consumer electronics markets. Desktop PC’s for entry level to experienced users are used in both commercial and consumer environments. The demand for both hard drive capacity and unit volume of hard drives has grown in part due to:

•	continued improvements in desktop computing price to performance ratios;

•	continued growth of the sub-$600 PC market;

•	the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

•	larger file sizes created by multimedia-intensive applications such as high-fidelity audio and video; and

•	the availability of broadband Internet connectivity.

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

      The industry continues to supply increased capacity per unit as users’ system needs increase and technological and manufacturing advances continue to make higher capacity drives more affordable. In the mainstream desktop PC market, the Company believes that the rate of increase in storage capacity per unit has decreased from historical norms. This may result in consumer demand for storage increases being balanced with the rate of improvement in the storage capacity per unit. In contrast to currently established markets, the emerging use of hard drives to record and play back audio and video content in the audio-video market is expected to create demand for storage capacity at a rate that may exceed the growth in demand for increased capacity in the desktop PC market.

      Increased consolidation in the industry has resulted in highly efficient operations, improved economies of scale, continued intense competition and supply chain optimization, all of which tend to reduce the average selling price per hard drive unit. The Company believes that metrics such as customer quality, total cost of ownership, supply chain optimization and a stable supply of hard drives at attractive price levels will continue to be critical to its future success in serving both the audio-video and desktop PC markets.

      Since 1997, the PC industry has experienced decreasing average selling prices for desktop PC’s, with large growth in both the sub-$1,000 and sub-$600 segments. TrendFOCUS estimates that approximately 82% of all desktop PC’s sold in 2003 were priced below $1,000, while 22% were priced below $600. Manufacturers of these systems typically have a lower budget for both hard drive component cost and hard drive warranty expense and, consequently, the average selling price for hard drives to this segment of the desktop PC market has also declined.

      The Company believes that three additional factors are impacting the growth of the PC market. First, the Company believes that first-time buyers of PC’s in the United States and Western European PC markets are near saturation; therefore, new system sales in these regions are driven by replacement of older systems through technology obsolescence. Second, the Company believes that the cycle time in which existing PC owners replace their PC’s has lengthened from two to three years to approximately three to five years. Third, uncertain economic conditions may have influenced potential customers to delay upgrading their overall information technology infrastructure. For an additional discussion of changes in the PC market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      According to a March 2003 report published by TrendFOCUS, the worldwide desktop PC hard drive market (excluding emerging product markets) was forecasted to grow from approximately 155 million units in calendar year 2002 to approximately 197 million units in calendar year 2006, reflecting a compound annual growth rate of approximately 6%. Revenue growth is expected to be slightly lower due to the impact of price competition. TrendFOCUS forecasted that revenue from sales of desktop PC hard drives would grow from approximately $11.9 billion in calendar year 2002 to approximately $14.7 billion in calendar year 2006, reflecting a compound annual growth rate of approximately 5%.

      Small Computer System Interface (“SCSI”) Substitution Market. In certain circumstances, SCSI hard drives are being replaced by parallel Advanced Technology Attachment (“ATA”) or SATA hard drives in enterprise storage applications. SATA is a relatively new interface technology that potentially improves the reliability, availability, scalability and performance attributes of parallel ATA for enterprise environments. TrendFOCUS estimates that in calendar year 2003, approximately 19% of the enterprise drive market will utilize ATA/SATA hard drives, and it forecasts that this amount will increase to 36% by 2006. Western Digital currently offers its WD RaptorTM hard drive, a 10,000 RPM enterprise-class drive with the SATA interface, and the WD Caviar® SATA hard drive, a 7200 RPM large capacity hard drive for both desktop and “near-line” enterprise storage demand.

      Emerging Markets. Future demand growth for desktop computer hard drives also may be driven by new and emerging hard drive markets, such as the audio-video and video game console markets, and accelerated growth in new “near-line” markets, such as tape replacement. According to a March 2003 report published by TrendFOCUS, the non-desktop PC 3.5-inch form factor hard drive market was forecasted to grow from approximately 9 million units in calendar year 2002 to approximately 54 million units in calendar year 2006, reflecting a compound annual growth rate of approximately 57%. For an additional discussion of the non-desktop PC hard drive market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      Audio-Video Market. Traditionally, home users have “time shifted” television content by recording onto video tape by using a video cassette recorder (“VCR”) to view the content at a later time. This market is experiencing the introduction of an alternative to VCRs, where the video tape is being replaced by a hard drive that remains in the device. These hard drive-based recorders, commonly called personal video recorders (“PVRs”) or digital video recorders (“DVRs”), offer the end-user additional features that are not available using VCRs. Hard drive technology makes it possible to simultaneously record and play back content; to pause and skip forward and backward, while recording during live broadcasts; and to rapidly access large amounts of audio-video content.

      Because the market for audio-video products using hard drives has not yet developed, accurate forecasts for future growth remain challenging. For further discussion of the audio-video market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      Video Game Market. According to TrendFOCUS, home electronic game devices that include hard disk drives and that are played on home entertainment systems had sales of approximately 7 million units in calendar year 2002, with an expected compound annual growth rate of approximately 29% through calendar year 2006. In calendar year 2001, Microsoft introduced the Xbox® video game system that uses a hard disk drive for game use. In addition, in May 2003, Sony announced plans to release the PSXTM product combining their PlayStation® 2 architecture with a 120 GB hard drive. Depending on the continued success of the current Xbox® video game system architecture and the acceptance of new combination devices such as Sony’s PSXTM product, the video game market may continue to drive additional hard drive unit and revenue growth. For an additional discussion of the video game market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      “Near-Line” Storage Market. Traditional disaster recovery and back-up of enterprise data has been done primarily on tape media used in tape and optical libraries, which are devices that enable access to large volumes of data. During the past few years, a new data back-up market opportunity has started to develop with EIDE/ATA hard drives augmenting tape media. This new trend, popularly referred to as “near-line” storage, has become an emerging technology due to both the ability of hard drives to back up data more quickly than tape solutions and the overall cost reduction trend in EIDE/ATA class hard drives which is progressing at a faster rate than tape media cost reduction trends. While an insignificant part of the overall market in 2003, the use of EIDE/ATA drives as back-up and disaster recovery technology has seen significant attention and product introductions.

      Other Market Opportunities. The Company continuously evaluates opportunities to apply its data storage core competencies beyond traditional markets for hard drives. Currently, new business opportunities are evaluated for their direct impact on the Company’s ability to increase the sale of hard drives. These opportunities include the design of hard drives for use in consumer devices, such as gaming devices, PVRs and DVRs, and for use in higher-end computer applications, such as servers and server appliances. The Company monitors the development of new markets related to data or content storage and storage management, the transfer, use and storage of digital content and the continuing development of networking protocols, and may from time to time offer new products or services to address appropriate new form factors, interfaces or markets. Conversely, depending on the development of such markets and the Company’s ability to achieve its goals, the Company may, from time to time, withdraw from certain markets.

Products

      The Company offers a broad line of hard disk drives designed for various market segments. Western Digital’s products are marketed under the WD Caviar®, WD Protégé® and WD RaptorTM brand names, and each product line is designed for a particular market segment. The Company’s WD Caviar and WD Protégé hard drive products are designed to serve distinct portions of the desktop PC market. WD Caviar hard drives are designed for the advanced performance segment of the desktop PC market and the entry-level server market, and WD Protégé hard drives are designed for the value segment of the desktop PC market, the entry-level PC’s and the game console market. The WD Raptor hard drive is a SATA hard drive designed for the enterprise storage market and high-end desktop PC applications.

      Desktop PC and Entry-Level Server Hard Drive Products. The WD Caviar and WD Protégé hard drive families currently consist of 1.0-inch high, 3.5-inch form factor products with capacities ranging from 8 GB to 250 GB and rotation speeds of 5400 and 7200 RPM. These products utilize either the EIDE interface or the SATA interface, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in a majority of the Company’s hard drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second. The SATA interface available in certain of the Company’s WD Caviar Special EditionTM hard drives enables transfer rates as high as 150 megabytes per second. The Company also sells a line of external hard drives and related adapters which are designed to accommodate external storage interfaces including 1394/FireWire/i.Link and USB. The 1394/FireWire/i.Link interface is a high speed interface that can be used to add additional storage capacity to a computer.

      The Western Digital product line generally leverages a common platform for various products within product families with different capacities to serve the differing market needs. This platform strategy results in commonality of components across different products within product families, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. This platform strategy also enables computer manufacturer customers to leverage their qualification efforts onto successive product models. The Company expects to continue to utilize this platform strategy as it continues to develop products for the emerging market for hard drives specifically designed for audio-video applications, such as digital video recording devices.

      Consumer Electronics Products. The Company offers design capabilities and hard drive technologies for consumer applications; however, where practical, the Company intends to leverage its existing product line architectures for the various products in the consumer electronics market. The Company currently offers two hard drive products designed for use in consumer audio-video applications. It also offers products for the video game console market, such as the Microsoft® Xbox® video game system, and provides hard drives for other consumer electronics products.

      Mobile Hard Drive Products. The mobile hard drive market includes such products as notebook PC’s, portable digital music players, digital cameras, and personal digital assistants (PDAs). Hard drives used in these products typically include 2.5-, 1.8- or 1.0-inch form factor hard drives. Although the desktop PC market accounts for a majority of hard drive sales, unit shipments of hard drives for the mobile market are increasing. TrendFOCUS forecasts that unit sales of hard drives to the mobile market will grow from approximately 33 million in calendar year 2002 to approximately 53 million in calendar year 2006, reflecting a compound annual growth rate of approximately 13%. The Company continuously evaluates the mobile market and has moved from technology staging to active design work on a 2.5-inch form factor drive to target the mobile market.

Technology and Product Development

      Hard drives are used to record, store and retrieve digital data. Their performance attributes are currently better than removable or floppy disks, optical disk drives and tapes, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

“Storage capacity” — the amount of data that can be stored on the hard drive — commonly expressed in gigabytes. As defined by the International Electrotechnical Commission (IEC), the leading international organization for worldwide standardization in electrotechnology, a gigabyte means one billion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

“Average seek time” — the time needed to position the heads over a selected track on the disk surface — commonly expressed in milliseconds.

“Internal data transfer rate” — the sustained rate at which data is transferred to and from the disk — commonly expressed in megabits per second. One megabit is equal to one million bits.

“Spindle rotational speed” — the nominal rotational speed of the disks inside the hard drive — commonly expressed in RPMs, revolutions per minute or latency. While the reference to spindle rotational speeds of 5400, 7200 and 10,000 RPMs is commonly used, in some cases these speeds are approximations.

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

      The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks and controls the heads. The location of data on each disk is logically maintained in concentric tracks that are divided into sectors. The computer sends instructions to the controller to read data from or write data to the disks based on track and sector locations. Guided by instructions from the controller, the head stack assembly is pivoted and swung across the disk by a head actuator or motor until it reaches the selected track of a disk, where the data is recorded or retrieved.

      Industry standard interfaces are utilized to allow the disk drive to communicate with the computer. Currently, the primary interface for desktop PC’s is EIDE, and the primary interface for enterprise systems is SCSI. As computer performance continues to improve, the hard drive will need to deliver information faster than these interfaces can handle. The Company believes that the desktop PC industry plans to transition to higher speed interfaces, such as SATA, to handle the higher data transfer rates. The Company currently offers its WD Caviar Special Edition SATA hard drive, a 7200 RPM drive featuring capacities as large as 250 GB and designed for the high-end PC, workstation and entry-level server markets. The Company believes that SATA is also becoming a more popular interface in the enterprise market. Western Digital currently offers its WD Raptor hard drive, a 10,000 RPM enterprise-class drive with the SATA interface. The Company is working to develop additional products that will support these higher speed interfaces.

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

      Head technology is one of the variables affecting areal density. Due to rapid technological changes, there have been several generations of head technology in a relatively short period of time. Currently, the desktop hard drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. All of the Company’s hard drive product offerings currently employ giant magnetoresistive head technology.

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

      For an additional discussion of technological innovations, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Sales and Distribution

      The Company sells its products globally to computer manufacturers, distributors, resellers, systems integrators and retailers. Manufacturers typically purchase components such as hard drives and assemble them into the computer systems they build. Distributors typically sell the Company’s drives to small computer manufacturers, dealers, systems integrators and other resellers.

      Manufacturers. Sales to manufacturers accounted for 52%, 54% and 48% of the Company’s revenue in 2003, 2002 and 2001, respectively. During 2003, the Company’s major computer manufacturer customers included Dell, E-Machines, Gateway, Hewlett-Packard, IBM, and Microsoft. Typically, revenue from sales to certain manufacturers account for more than 10% of the Company’s revenue. For example, during 2003, sales to Dell and Hewlett-Packard (including sales to Compaq Computer after its merger with Hewlett-Packard in 2002) accounted for 20% and 13% of revenue, respectively. During 2002, sales to Dell and Hewlett-Packard (including sales to Compaq Computer prior to its merger with Hewlett-Packard in 2002) accounted for 15% and 13% of revenue, respectively. During 2001, sales to Dell and Compaq Computer accounted for 16% and 12% of revenue, respectively. The Company believes that its success depends on its ability to maintain and improve its strong relationships with the leading computer manufacturers. Since 2000, Western Digital, Maxtor (which merged with Quantum in 2000) and Seagate have had the highest market share with these manufacturers.

      In 2003, the top seven desktop personal computer manufacturers accounted for approximately 49% of all shipments of desktop PC’s in the desktop PC market. As a result, maintaining customer satisfaction with these leading computer manufacturers is critical.

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

      For an additional discussion of the need to adapt to customers’ business models and maintain customer satisfaction, refer to Part II, Item 7, under the headings “Risk Factors That May Affect Future Results.”

      Distributors. The Company uses a select group of distributors to sell its products to small computer manufacturers, resellers, dealers and systems integrators. During 2003, the Company’s major distributor customers included ASI, Digiland, eSys Distribution, Ingram Micro, Tech Data and TSR Silicon Resources. Distributors accounted for approximately 40%, 39% and 45% of the Company’s revenue for 2003, 2002 and 2001, respectively. Distributors generally enter into non-exclusive agreements for specific territories with the Company for purchase and redistribution of product on a quick turnover basis. Blanket purchase orders are placed on a quarterly basis and shipments are made based upon a distributor’s weekly authorization. The Company grants its distributors price protection, and certain distributors have limited rights to return product on an inventory rotation basis.

      Retailers. The Company sells its retail-packaged products directly to a select group of major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorizes sales through distributors to smaller retailers. During 2003, major retailers to whom the Company sold directly included Best Buy, Circuit City, CompUSA, Fry’s Electronics, OfficeMax and Sam’s Club. Retailers accounted for approximately 8%, 7% and 7% of the Company’s revenue for each of 2003, 2002 and 2001, respectively. The Company’s current retail customer base is primarily in the United States, Canada and Europe. The retail channel complements the Company’s other sales channels while helping to build brand awareness for the Company and its products. Retailers supply the aftermarket “upgrade” sector in which end-users purchase and install products to upgrade their computers. The Company grants certain of its retailers price protection and limited rights to return product on an inventory rotation basis. The Company also sells its retail-packaged products through the Internet, at its web site.

      The Company maintains sales offices throughout North America, Eastern and Western Europe, the Middle East, Japan and Asia/ Pacific. Field application engineering is provided to strategic computer manufacturer accounts, and localized end-user technical support services are provided within the United States, Canada and Europe. The Company’s localized end-user technical support is currently supplied by employees and a third party provider through telephone support, and via the Company’s web site.

      The Company’s international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 59%, 50% and 47% of the Company’s revenue for 2003, 2002 and 2001, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      For additional information concerning revenue recognition, sales by geographic region and significant customer information, see Notes 1 and 8 of the Notes to Consolidated Financial Statements.

      The Company’s marketing and advertising functions are performed both internally and through an outside firm. Advertising, worldwide packaging and marketing materials are targeted to various reseller and end-user segments. Western Digital utilizes both consumer media and, to a lesser extent, trade publications. The Company has programs under which qualifying distributors and retailers are reimbursed for certain marketing expenditures. Western Digital also maintains customer relationships by communicating with its resellers and providing end-users with pre-sale and post-sale information and support through its web site.

Competition

      The Company competes primarily with manufacturers of 3.5-inch hard disk drives for desktop and server computers. The Company’s competitors in the hard drive market include Fujitsu, Hitachi Global Storage Technologies (a joint venture formed in 2003 between Hitachi and IBM), Maxtor, Samsung and Seagate. Over the last three years, the hard drive industry has experienced consolidation, decreasing the number of major competitors. In particular, Maxtor acquired the hard drive business of Quantum, Fujitsu exited the desktop hard drive market, and IBM sold its hard drive business to Hitachi Global Storage Technologies.

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

      Based on quarterly reports published by TrendFOCUS in 2003 and calendar year 2002, the Company believes that its market share of hard disk drives sold worldwide during 2003, based on units shipped, increased approximately 4%, from approximately 13% to approximately 17%. During 2003, Western Digital, Seagate, Maxtor, and Hitachi Global Storage Technologies (including sales by IBM and Hitachi prior to the formation of the joint venture in 2003) supplied approximately 85% of the total hard drive market.

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

      The desktop hard drive market is characterized by several large competitors; therefore, it has traditionally been subject to periods of sustained and severe price competition, and factors such as time-to-market, time-to-volume and time-to-quality can have a pronounced effect on the success of any particular product.

      Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than the Company’s hard drive products. High-speed semiconductor memory could compete with the Company’s hard drive products in the future. Semiconductor memory is much faster than magnetic disk drives, but currently is not competitive from a cost standpoint. Flash memory, a non-volatile semiconductor memory, is currently much more costly and, while it has higher “read” performance than hard drives, it has lower “write” performance. Flash memory could become competitive in the near future for applications requiring less storage capacity than that provided by hard drives.

      For an additional discussion of competition, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Service and Warranty

      Western Digital generally warrants its newly manufactured hard drives against defects in materials and workmanship for a period of one to five years from the date of sale. The Company’s warranty obligation is generally limited to repair or replacement of the hard drive. The Company has engaged third parties in Brazil, China, Germany, India, Korea, Russia, and Singapore to process and test returned hard drives for the Company’s customers. In addition, the Company has contracted with a third party in Canada to process returned hard drives, and until July 2002 had engaged a third party to perform a similar service in the United States. In July 2002, Western Digital assumed the processing and testing of hard drives in the United States and terminated the outsourcing of this function to the third party. The Company has engaged third parties to refurbish or repair its products at service facilities located in Singapore and Germany.

Manufacturing

      To be competitive, Western Digital must manufacture high quality hard drives with industry leading time-to-volume production at competitive unit costs. The Company strives to maintain manufacturing flexibility and high manufacturing yields, while insisting that its suppliers provide high-quality components at competitive prices. The critical elements of Western Digital’s hard drive production are high volume, low cost assembly and testing, and establishment and maintenance of key vendor relationships. By establishing partner relationships with its strategic component suppliers, the Company believes it is able to access “best-of-class” manufacturing quality. In addition, the Company believes that its sourcing strategy currently enables it to have the business flexibility needed to select the highest quality low cost suppliers as product designs and technologies evolve.

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

      In July 2003, the Company purchased substantially all of the assets of Read-Rite Corporation, formerly one of the Company’s suppliers of heads, including its wafer fabrication equipment in Fremont, California and its slider fabrication facility in Bang Pa-In, Thailand. The Company uses these facilities to design and manufacture head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) for use in disk drives it manufactures.

      For an additional discussion of manufacturing, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Research and Development

      The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses for continuing operations totaled $135 million, $120 million and $113 million in 2003, 2002 and 2001, respectively.

      For further discussion of product development, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Materials and Supplies

      The principal components currently used in the manufacture of the Company’s hard drives are magnetic heads and related HSAs, media, controllers, spindle motors and mechanical parts used in the head disk assembly. In addition to custom semiconductor devices, the Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers and a wide variety of other parts, including connectors, cables, and other interconnect technology.

      The Company acquires all of the components, except for a portion of its heads, for its products from third party suppliers. In general, the Company tries to have multiple suppliers for each of its component requirements. For example, during 2003 the Company bought giant magnetoresistive heads from ALPS Electric Co., Ltd., Read-Rite Corporation and TDK Corporation’s subsidiary, SAE Magnetics Ltd. In June 2003, Read-Rite commenced voluntary Chapter 7 bankruptcy proceedings. Western Digital subsequently purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and its slider fabrication facility located in Bang Pa-In, Thailand. The Company uses the assets purchased from Read-Rite to design and manufacture HGAs and HSAs for use in disk drives it manufactures. For additional information regarding the Read-Rite acquisition, see Note 11 of the Notes to Consolidated Financial Statements and Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.” During 2003, the Company’s media requirements were purchased from several outside vendors including Fuji Electric Company Ltd., Komag, Showa Denko KK and Trace Storage Technology Corporation. The Company has a volume purchase agreement with Komag. Under this agreement, which expires in April 2005, the Company is obligated to purchase a substantial percentage of its requirements for hard disk media from Komag as long as Komag’s prices, technology and quality remain competitive.

      Some custom integrated circuits are currently sole-sourced from STMicroelectronics, IBM and Marvell Semiconductor, Inc. The Company has entered into volume purchase agreements with IBM and Marvell to purchase read channel devices at negotiated quantities and prices. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits. The Company expects this trend to continue in the area of custom integrated circuits for hard drives.

      For an additional discussion of component supplies, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

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

Patents, Licenses and Proprietary Information

      The Company owns numerous patents and has many patent applications in process. The Company believes that, although its patents and patent applications have considerable value, the successful manufacturing and marketing of its products depends primarily upon the technical and managerial competence of its personnel. Accordingly, the patents held and applied for do not assure the Company’s future success.

      In addition to patent protection of certain intellectual property rights, the Company considers elements of its product designs and processes to be proprietary and confidential. The Company believes that its non-patented intellectual property, particularly some of its process technology, is an important factor in its success. Western Digital relies upon non-disclosure agreements and contractual provisions and a system of internal safeguards to protect its proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which the Company conducts business also may provide less protection for confidential information than the United States.

      The Company relies on certain technology that is licensed from other parties in order to manufacture and sell its products. The Company believes that it has adequate cross-licenses and other agreements in place in addition to its own intellectual property portfolio to compete successfully in the hard drive industry.

      For additional discussion of intellectual property, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Environmental Regulation

      The Company is subject to a variety of regulations in connection with its operations. It believes that it has obtained or is in the process of obtaining all necessary environmental permits for its operations.

Employees

      As of June 27, 2003, the Company employed a total of 11,508 employees worldwide. This represents an increase in headcount of approximately 21% since June 28, 2002 and an increase of approximately 46% since June 29, 2001. The increase is primarily the result of the purchase of a manufacturing facility in Thailand during 2002 in response to an increase in unit sales. The Company employed 1,158 employees in the United States, 7,475 employees in Malaysia, 2,764 employees in Thailand, 19 employees in Singapore and 92 employees at its international sales offices as of June 27, 2003. In addition, in connection with the acquisition of Read-Rite’s assets in July 2003, as of August 29, 2003 the Company had hired 659 employees to work in its new Fremont, California facility and 4,074 employees to work in its newly acquired Bang Pa-In, Thailand facility. Combined, as of August 29, 2003, the Company employed a total of 16,241 employees worldwide.

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

Available Information

      The Company maintains an Internet web site at http://www.westerndigital.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s web site at http://www.westerndigital.com, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission (the “SEC”). You can also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Western Digital.

Item 2. Properties

      The Company’s corporate headquarters are located in Lake Forest, California. The Lake Forest facility includes three buildings, consisting of an aggregate of 187,673 square feet, and houses the Company’s management, research and development, administrative and sales personnel. This facility is subject to a 10-year lease which expires in December 2010. The Company also leases one 129,600 square foot facility in San Jose, California for research and development activities. In addition, the Company currently leases one facility in Irvine, California, which consists of 59,213 square feet and is used as a processing center and for light manufacturing. The San Jose lease expires in July 2006 and the Irvine lease expires in September 2010. Western Digital owns a 633,077 square foot manufacturing facility in Kuala Lumpur, Malaysia and acquired a smaller 137,000 square foot manufacturing facility in Pathumthani, Thailand in January 2002. The Company also leases an aggregate of approximately 41,000 square feet of office space in various other locations throughout the world primarily for sales and technical support.

      In connection with its acquisition of the assets of Read-Rite in July 2003, the Company will assume Read-Rite’s lease of an approximately 181,000 square foot facility in Fremont, California that is used for wafer fabrication. The lease expires in February 2008. In addition, the Company acquired Read-Rite’s former slider fabrication facility in Bang Pa-In, Thailand, consisting of three buildings with an aggregate of 433,744 square feet.

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

Item 3. Legal Proceedings

      See Part II, Item 8, Notes to Consolidated Financial Statements, Note 5.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

      The names, ages and positions of all of the executive officers of the Company as of August 29, 2003 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally elected annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Matthew E. Massengill	42	Chairman and Chief Executive Officer
Arif Shakeel	48	President and Chief Operating Officer
D. Scott Mercer	52	Senior Vice President and Chief Financial Officer
Raymond M. Bukaty	46	Vice President, General Counsel, and Secretary
David C. Fetah	43	Vice President, Human Resources

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

      Mr. Mercer joined the Company in 1991 as Chief Financial Officer, and served in that position until 1996, when he left the Company to serve in various senior management positions at Dell Computer Corporation. At Dell Computer, Mr. Mercer was a Vice President responsible for product development and product marketing for desktop and notebook product lines. He became Vice President, Finance of Dell Computer’s Relationship Group and was later appointed to Vice President, Finance U.K. Operations. Mr. Mercer rejoined the Company in 2001 as Senior Vice President and Chief Financial Officer.

      Mr. Bukaty joined the Company in 1999 as Vice President, Corporate Law. Mr. Bukaty was promoted to Vice President, General Counsel and Secretary in March 2002. Prior to joining the Company, he worked at Fluor Corporation for three years, two as Assistant General Counsel and one as Senior Counsel. Prior to joining Fluor, he was a principal in the law firm of Riordan & McKinzie, which merged with Bingham McCutchen LLP in July 2003.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Western Digital’s common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC”. The approximate number of holders of record of common stock of the Company as of August 29, 2003 was 3,164.

      The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future.

      The high and low sales prices of the Company’s common stock, as reported by the NYSE, for each quarter of 2003 and 2002 are as follows:

	First	Second	Third	Fourth

2003
High	$5.48	$8.96	$9.58	$13.05
Low	2.98	4.12	6.07	8.36
2002
High	$4.06	$6.79	$7.75	$7.55
Low	1.95	2.15	5.20	3.07

      On January 31, 2003, employees participating in the Company’s 1993 Employee Stock Purchase Plan exercised options granted under the plan to acquire approximately 1.2 million shares of common stock. Of these shares, the issuance of 470,000 shares was not registered under the Securities Act of 1933, as amended, due to an inadvertent failure to timely file a Registration Statement on Form S-8 covering an increase in the number of shares authorized under the Plan.

Item 6. Selected Financial Data

Financial Highlights

      This selected consolidated financial data should be read together with the Consolidated Financial Statements and related Notes contained in this report and in our subsequent reports filed with the SEC, as well as the section of this report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended

	June 27,		June 28,	June 29,	June 30,	July 3,
	2003		2002	2001	2000	1999

	(in millions, except per share and employee data)
Revenue, net		$2,719	$2,151	$1,953	$1,957		$2,767
Gross margin		443	282	208	10		(3)
Income (loss) from continuing operations		181	53	(52)	(330)		(473)
Per share income (loss) from continuing operations:
Basic		$.92	$.28	$(.31)	$(2.69)		$(5.28)
Diluted		$.88	$.28	$(.31)	$(2.69)		$(5.28)
Working capital		$238	$37	$45	$7		$131
Total assets		$866	$637	$508	$613		$1,022
Long-term debt		$—	$—	$112	$226		$534
Shareholders’ equity (deficiency)		$327	$103	$7	$(110)		$(154)
Number of employees	1	1,508	9,550	7,909	7,321	1	0,503

No cash dividends were paid for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company’s business and operating results, including those made in this report under the caption “Risk Factors That May Affect Future Results” as well as the Company’s other reports filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters.

Description of the Business

      Western Digital designs, develops, manufactures and markets hard drives for digital information storage. The Company’s hard drives are used in desktop PC’s, servers, network attached storage devices and an expanding list of consumer electronics (“CE”) products such as video game consoles, digital video recorders and satellite and cable set-top boxes. Western Digital markets its hard drives directly to PC manufacturers, including large, brand name PC manufacturers such as Dell and HP; to CE manufacturers; and to distributors, resellers and retailers that serve a wide range of end users. Unless otherwise noted, all references to market share and industry data included in this discussion are according to the March 2003 report published by TrendFOCUS, the July 2003 report published by International Data Corporation (“IDC”) and the June 2003 report published by Gartner, Inc. (“Gartner”).

      Western Digital builds hard drives in two assembly facilities, one in Malaysia and one in Thailand, procuring components from industry-leading technology companies that work with the Company from design and development through manufacturing.

      Hard-drive industry dynamics have changed significantly over the last several years. In calendar year 2002, seven hard drive vendors competed in the $20 billion-a-year hard drive market, compared to 15 vendors two years ago. Consolidation in the industry has produced more efficient operations, tighter supply chain management, leaner cost structures and more predictable operating results. According to TrendFOCUS quarterly reports for 2003 and calendar year 2002, Western Digital, Seagate Technologies, Maxtor Corporation, and Hitachi Global Storage Technologies (including sales by IBM and Hitachi prior to the formation of the joint venture in 2003) supplied approximately 85% of the total hard drive market during 2003.

      Western Digital believes that its business model allows the Company to benefit from leading-edge component technologies and cost-saving innovations while minimizing investment expenditures. High-efficiency facilities, lean staffing and careful control of costs and working capital enable Western Digital to fund a growing revenue stream without commensurate operating expenses and to convert substantial portions of incremental revenue into earnings. The Company focuses on providing quality products, superior customer service and flexibility by intensively managing the aspects of the business it can control: technology deployment, manufacturing, cost, delivery, quality and reliability.

      Western Digital’s growth will be influenced greatly by developments in the PC hard drive market. TrendFOCUS estimates that desktop PC hard drive shipments totaled approximately 155 million units in calendar year 2002 and that this market will grow by approximately 6% per year through calendar year 2006. The Company has increased its resources to address the fast-growing emerging markets of Asia, Latin America and Eastern Europe, where its revenue grew to 34% of total Company revenue in fiscal year 2003 from 32% a year earlier. Gartner estimates that demand for desktop hard drives in emerging markets will increase 13% per year through calendar year 2007. Geographical financial data may be found in Note 8 to the Company’s Consolidated Financial Statements in this report.

      Because CE demand for hard drives is relatively new, with many consumer applications employing the same hard drive technology as is found in desktop PC’s, Western Digital believes it can grow in this developing market without significant increases in operating expenses. TrendFOCUS estimates that unit shipments of hard drives in CE markets, which totaled approximately 9 million units in calendar year 2002, will grow by approximately 57% per year through calendar year 2006.

      The Company is pursuing new revenue opportunities in enterprise storage through its application of the new SATA interface, which, the Company believes, over the next few years will replace the present parallel ATA interface in desktop PC’s. The SATA interface contains many of the same benefits of the Small Computer Systems Interface, or “SCSI” — the predominant interface currently used in most enterprise hard drive applications — at a lower cost. TrendFOCUS estimates that 36% of enterprise hard drive unit shipments will use the ATA/ SATA interface by calendar year 2006. In addition, the Company is evaluating entering the mobile hard drive market. TrendFOCUS forecasts that unit sales of hard drives to the mobile market will grow from approximately 33 million in calendar year 2002 to approximately 53 million in calendar year 2006, reflecting a compound annual growth rate of approximately 13%.

Fiscal 2003 Overview

      According to the June 2003 IDC PC Tracker data, the desktop PC market, the primary market for Western Digital’s products, grew by less than 1% in fiscal year 2003. Despite minimal growth in this market, IDC estimates that the hard disk drive market increased by 11% based on unit shipments. In this environment, Western Digital produced strong financial results by delivering high-quality products at the right time and continuing to improve its efficiencies by controlling expenses and intensively managing working capital.

      Western Digital, in 2003, produced a net revenue increase of 26%, to $2.7 billion, on unit shipments of 39.7 million. Based on quarterly reports published by TrendFOCUS in 2003 and calendar 2002, the Company believes that its market share in hard disk drives increased to 17% from 13% in 2002. Greater revenue and strong cost control enabled the Company to increase operating income by 268%, to $187 million. Operating margins increased to 6.9% as a percentage of net revenue, compared with 2.4% in 2002. Strong fiscal management enabled Western Digital to generate $281 million in cash flow from operations in 2003. The Company also retired all of its convertible debt and finished the year with $393 million in cash and cash equivalents, an increase of $170 million from the prior year’s total.

Recent Developments

      In June 2003, Read-Rite Corporation, one of the Company’s suppliers of heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, in an effort to increase the Company’s operational flexibility and ensure access to future head technologies, Western Digital purchased substantially all of the assets of Read-Rite Corporation, including the wafer fabrication equipment in Fremont, California and the manufacturing facility in Bang Pa-In, Thailand. The total cost of the acquisition will be between $170 million and $180 million. This includes cash consideration of approximately $95 million, assumed debt obligations of the Thailand operations of approximately $60 million and direct costs of the acquisition and other miscellaneous assumed obligations totaling approximately $15 million to $25 million. As of August 29, 2003, the Company has hired 4,733 employees to continue the operations in California and Thailand.

      As a result of the acquisition, the Company anticipates that its average gross margin will improve during the second half of 2004 as the acquired assets are integrated with those of the Company. However, gross margin for the first quarter of 2004 is expected to be lower due to start-up expenses, including factory employee severance costs and under-absorbed overhead related to low initial head production volumes. The Company expects that first quarter net income will be negatively impacted by one-time charges of up to $50 million for the aforementioned start-up costs and acquired in-process research and development costs.

Results of Operations

     Summary of 2003, 2002 and 2001 Comparison

      The following table sets forth, for the periods indicated, summary information from the Company’s statement of operations (in millions).

	Years Ended

	June 27, 2003		June 28, 2002		June 29, 2001

Revenue, net	$2,718.5	100.0%	$2,151.2	100.0%	$1,953.4	100.0%
Gross margin	442.9	16.3	281.6	13.1	207.7	10.6
Total operating expenses	256.1	9.4	230.9	10.7	229.2	11.7
Operating income (loss)	186.8	6.9	50.7	2.4	(21.5)	(1.1)
Net interest and other income (expense)	1.6	0.0	1.4	0.0	(30.7)	(1.6)
Income (loss) from continuing operations before income taxes	188.4	6.9	52.1	2.4	(52.2)	(2.7)
Income tax expense (benefit)	7.6	0.3	(1.1)	(0.0)	—	—
Income (loss) from continuing operations	180.8	6.6	53.2	2.4	(52.2)	(2.7)

     Net Revenue

      Net revenue was $2.7 billion for fiscal year 2003, an increase of 26%, or $567 million, from fiscal year 2002. Total unit shipments increased to 39.7 million for the year as compared to 29.1 million from the prior year as a result of the Company’s improved market share as well as an increase in demand for hard drives in the PC market. Average selling price (“ASP”) decreased to $68 per unit for the year from $74 in 2002. Historically, ASP’s in the desktop hard drive industry have generally declined annually in the 10-20% range. However, those price declines have moderated over the past few quarters given longer product life cycles, industry consolidation, improved supply/ demand management and fewer component cost reduction opportunities.

      Net revenue increased $198 million or 10% in 2002 from 2001. This increase in net revenue was primarily due to an increase in unit shipments to 29.1 million in 2002 from 22.3 million in 2001, partially offset by a decrease in ASP’s to $74 per unit from $88 per unit. The significant change in units and ASP’s in 2002 from 2001 is primarily due to expansion of the Company’s hard drive product line into lower-end desktop PC and consumer electronics markets.

     Gross Margin

      For fiscal year 2003, gross margin percentage increased to 16.3% from 13.1% for 2002. The increase in gross margin percentage over the prior year was primarily the result of a more moderate pricing environment, manufacturing efficiencies associated with higher unit volume and continuing cost reduction efforts, offset by an $18.5 million charge related to the Cirrus Logic, Inc. (“Cirrus”) litigation settlement. For fiscal year 2002, gross margin percentage increased to 13.1% from 10.6% for 2001. The increase in gross margin in 2002 from 2001 was primarily a result of more cost efficient designs and higher unit volume, partially offset by lower ASP’s.

     Operating Expenses

      Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), decreased to 9.4% of net revenue in fiscal 2003 as compared to 10.7% of net revenue in fiscal 2002 and 11.7% of net revenue in fiscal 2001. Absolute dollar increases in operating expenses over the prior years is primarily due to higher pay-for-performance and retention plan expenses, resulting from improved Company performance.

      R&D expense was $135 million, $120 million and $113 million for fiscal year 2003, 2002 and 2001, respectively. The increase in R&D expense in 2003 from 2002 of $15 million and in 2002 from 2001 of $7 million was due to increases in new development programs and higher employee incentive payments, partially offset by expense reduction efforts.

      SG&A expense was $121 million, $111 million and $116 million for fiscal year 2003, 2002 and 2001, respectively. The increase in SG&A expense in 2003 from 2002 of $10 million was primarily related to higher incentive payments resulting from improved operational results. The decrease in SG&A expense in 2002 from 2001 of $5 million was primarily due to expense reduction efforts, partially offset by higher employee incentive payments.

     Interest and Other Income (Expense)

      Net interest and other income (expense) was $1.6 million, $1.4 million and ($30.7) million in 2003, 2002 and 2001, respectively. This includes net investment gains of $3.4 million in 2003, $4.8 million in 2002, and investment write-offs and related lease contingency accruals of $52.4 million, offset by gains on the redemption of debenture of $22.4 million in 2001. Excluding these items, net interest and other expense was $1.8 million, $3.4 million and $0.7 million in 2003, 2002 and 2001, respectively. The decrease in net expense in 2003 was primarily due to the Company’s redemption of its convertible debentures resulting in lower interest expense. The increase in net expense in 2002 was primarily due to a decrease in interest income as a result of lower interest rates.

     Income Tax Expense (Benefit)

      Income tax expense was $7.6 million in 2003 as compared to the income tax benefit of $1.1 million in 2002. The increase in the income tax expense of $8.7 million from 2002 is primarily related to an increase in earnings within certain tax jurisdictions. Differences between the effective tax rate for 2003 of 4%, as compared to the U.S. federal statutory rate, are primarily due to earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared with U.S. statutory rates and the partial utilization of net operating loss (“NOL”) carryforwards. The Company’s 2002 net income tax benefit of $1.1 million included a federal income tax refund of $3.1 million for a loss carryback available as a result of tax legislation enacted during the year. During 2001, the Company did not record an income tax benefit, as no loss carrybacks were available at that time. See Note 10 of Notes to Consolidated Financial Statements.

     Discontinued Operations

      During 2002, the Company discontinued the operations of new business ventures, including Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”) and Keen Personal Media, Inc. (“Keen”). The Company sold substantially all of the assets of its Connex and SANavigator businesses for a net gain of $24.5 million and terminated the Keen operations. These operating losses for the periods reported and the net gain recognized on the sale of Connex and SANavigator have been segregated from continuing operations and reported separately on the statements of operations as discontinued operations. During 2003, the Company settled the remaining debt obligations related to one of the discontinued operations and as a result of a favorable settlement, recorded a gain of $1.3 million.

Liquidity and Capital Resources

      The Company had cash and cash equivalents of $393 million at June 27, 2003 and $224 million at June 28, 2002. Net cash provided by continuing operations was $281 million and $83 million during 2003 and 2002, respectively. This $198 million improvement in cash provided by continuing operations consists of a $149 million improvement in the Company’s net income, net of non-cash items, and a $49 million increase in cash provided by working capital. These improvements are due to significantly better operating performance by the Company, including higher sales volume and improved cost management.

      The Company’s cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was negative 9 days for 2003 and 2002. Accounts receivable at June 27, 2003 was higher than the prior year as a result of higher fourth quarter revenue combined with longer average collection days. However, this increase in average collection days was offset by improved inventory turns and longer payment days with suppliers. The allowance for doubtful accounts decreased to $5 million at June 27, 2003 from $8 million at June 28, 2002 as a result of the write-off of fully reserved accounts receivable balances which management determined to be uncollectable.

      Other uses of cash during 2003 included net capital expenditures of $62 million, primarily to upgrade the Company’s desktop hard drive production capabilities and for the normal replacement of existing assets, $88 million for the extinguishment or redemption of the Company’s remaining 5.25% zero coupon convertible subordinated debentures due February 18, 2018 and $6 million for the repayment of a subsidiary’s loan. Other sources of cash during 2003 included $44 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

      Other uses of cash during 2002 included net capital expenditures of $48 million, primarily for normal replacement of existing assets and the purchase of assets for the Company’s manufacturing facility in Thailand and $18 million for debenture redemptions.

      Other sources of cash during 2002 included $10 million received from the sale of assets, and $10 million received in connection with stock option and warrant exercises and Employee Stock Purchase Plan purchases.

      In 2003, discontinued operations used $3 million of cash. In 2002, discontinued operations, provided $18 million of cash, which included approximately $37 million net proceeds from asset sales.

      As discussed above under the heading “Recent Developments,” Western Digital purchased substantially all of the assets of Read-Rite Corporation, including the wafer fabrication equipment in Fremont, California and the manufacturing facility in Bang Pa-In, Thailand for $95 million, plus the assumption of liabilities and other costs of between $75 million and $80 million. The Company funded the purchase of these assets through working capital. For additional discussion on this acquisition, see below, under the heading “Risk Factors That May Effect Future Results.”

      On August 22, 2003, the Company agreed to settle its outstanding litigation with Cirrus. Under the terms of the agreement, the Company will make a one-time payment to Cirrus on or before October 17, 2003 of $45 million. Western Digital had previously recorded an obligation totaling approximately $26.5 million related to the disputed payables. The difference of approximately $18.5 million between the settlement amount and the amount previously recorded was included in the cost of sales for the fourth quarter and year ended June 27, 2003.

      The Company anticipates that capital expenditures in 2004 will be between $140 million to $160 million, including between $70 million and $90 million relating to the Company’s new head manufacturing operations.

      On September 19, 2003, the Company entered into a new $125 million five-year credit facility (“Senior Credit Facility”) replacing the facility that matured on September 20, 2003. The new Senior Credit Facility provides up to $75 million in revolving credit and a term loan of $50 million (subject to outstanding letters of credit and a borrowing base calculation). Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3 million beginning in October 2004. The Company intends to use the proceeds from the term loan to repay obligations incurred as a result of the Read-Rite asset acquisition. There were no borrowings under the revolving credit facility. However, the Company has issued a $25 million standby letter of credit under the facility to Cirrus concerning the $26.5 million in disputed accounts payable. As discussed in the Company’s Consolidated Financial Statements, the Cirrus litigation has been settled and upon payment of the settlement on or before October 17, 2003, the letter of credit will be released (refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 5 “Legal Proceedings” included in this Annual Report on Form 10-K).

      The Company believes its current cash and cash equivalents will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the headings “Risk Factors That May Affect Future Results.”

Commitments

      The following is a summary of the Company’s significant contractual cash obligations and commercial commitments at June 27, 2003:

     Operating Leases

      The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2012. The following table summarizes the future payments of these leases (in millions):

Operating
Leases

2004	$9.5
2005	7.7
2006	7.5
2007	5.7
2008	5.7
Thereafter	14.6

Total future minimum lease obligations	$50.7

      In connection with its acquisition of the assets of Read-Rite in July 2003, the Company will assume Read-Rite’s lease of an approximately 181,000 square foot facility in Fremont, California that is used for wafer fabrication. The lease expires in February 2008 with annual rental payments of $1.9 million.

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

     Forward Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The Company does not purchase short-term forward exchange contracts for trading purposes. As of June 27, 2003, the Company had $36 million outstanding of purchased foreign currency forward exchange contracts. The contracts have maturity dates that do not exceed three months. At June 27, 2003, the carrying value of the contracts approximates fair value.

Critical Accounting Policies

      The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenue, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

     Revenue and Accounts Receivable

      In accordance with standard industry practice, the Company has agreements with resellers that provide price protection for inventories held by resellers at the time of published list price reductions. In addition the Company may have agreements with resellers that provide for stock rotation on slow-moving items and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results.

      The Company establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on the length of time receivables are past due. If the financial condition of a significant customer deteriorates resulting in their inability to pay their accounts when due, an increase in our allowance for doubtful accounts would be required, which could negatively affect operating results.

      The Company records provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized. The Company bases these provisions on existing product return notifications as well as historical returns by product type (see “Warranty”). If actual sales returns exceed expectations, an increase in the sales return provision would be required, which could negatively affect operating results.

     Warranty

      The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive over the warranty period, which ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products increase above expectations, an increase in the warranty provision would be required, which could negatively affect operating results.

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

     Litigation and Other Contingencies

      The Company applies Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and reasonably estimable. (Refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 5 “Legal Proceedings” included in this Annual Report on Form 10-K).

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

Risk Factors That May Affect Future Results

Our operating results depend on optimizing time-to-market and time-to-volume, overall quality of new technologies and costs of new and established products.

      To achieve consistent success with computer manufacturer customers, we must balance four key attributes: time-to-market, time-to-volume, quality and cost. If we fail to:

•	maintain overall quality of products on new and established programs,

•	maintain competitive cost structures on new and established products,

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies,

•	qualify new products that have changes in overall specifications or features that our customers may require for their business needs,

•	qualify these products with key customers on a timely basis by meeting all of our customers’ needs for performance, quality and features, or

•	consistently meet stated quality requirements on delivered products,

our operating results would be adversely affected.

Product life cycles require continuous technical innovation associated with higher areal densities.

      New products may require higher areal densities (the gigabyte of storage per disk) than previous product generations, posing formidable technical challenges. Higher areal densities require fewer heads and disks to achieve a given drive capacity, which means that existing head technology must be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs would put us at a competitive disadvantage to companies that achieve these results.

Increases in areal density may outpace customers’ demand for storage capacity.

      The rate of increase in areal density may be greater than the increase in our customers’ demand for aggregate storage capacity. This could lead to our customers’ storage capacity needs being satisfied with more lower-cost single-surface drives, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our ASP’s could decline, which could adversely affect our results of operations.

Short product life cycles make it difficult to recover the cost of development.

      Product life cycles have extended during the past twelve months due to a decrease in the rate of hard drive areal density growth. However, there can be no assurance that this trend will continue. Historically, more rapid increases in areal density resulted in shorter product life cycles, with each generation of hard drives being more cost efficient than the previous one. Shorter product life cycles makes it more difficult to recover the cost of product development before the product becomes obsolete. Although we believe that the current rate of growth in areal density is lower than in the past several years and will continue to decrease in the near term, we expect that areal density will continue to increase. Our failure to recover the cost of product development in the future could adversely affect our operating results.

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

If we fail to qualify our products with our customers, they may not purchase any units of a particular product line, which would have a significant adverse impact on our sales.

      We regularly engage in new product qualification with our customers. To be considered for qualification we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume computer manufacturers, most of which continue to consolidate their share of the PC market. If product life cycles continue to be extended due to a decrease in the rate of areal density growth, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could harm our competitive position. These risks are increased because we expect cost improvements and competitive pressures to result in declining gross margins on our current generation products.

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

The decline in ASP’s in the hard disk drive industry could adversely affect our operating results.

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

      Demand for our hard drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market has experienced periods of excess capacity, which has led to intense price competition. During the middle of 2003, the industry experienced weak PC demand in the U.S. and other markets due in part to general economic conditions worldwide. If intense price competition occurs as a result of weak demand, we may be forced to lower prices sooner and more than expected, which could result in lower revenue and gross margins.

Changes in the markets for hard drives require us to develop new products.

      Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems. According to data released by International Data Corporation Tracker in December 2002, systems priced below $600 currently comprise the fastest growing segment of the consumer market for desktop computers. Although we were late to market with a value line hard drive to serve the low-cost PC market, we are now offering such value line products at prices that we view as competitive. However, if we are not able to continue to offer a competitively priced value line hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

      In addition, the PC market is fragmenting into a variety of computing devices and products. Some of these products may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives will be found in many consumer products other than computers. For example, several game console manufacturers have expressed support for hard drives in their products. However, market acceptance of the use of hard drives in game consoles remains in its early stages. In addition, some consumer electronics, such as PVRs and DVRs, may require attributes not currently offered in our products, which may result in a need to expend capital, increasing our overall operational expense. If we are not successful in using our hard drive technology and expertise to develop new products for the emerging consumer electronics market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

If we do not successfully expand into new hard drive market segments, our business may suffer.

      To remain a significant supplier of hard disk drives, we will need to offer a broad range of disk drive products to our customers. We currently offer a variety of 3.5-inch form factor hard disk drives for the desktop computer market. However, demand for desktop hard drives may shift to products in smaller form factors, which we do not currently offer, but which some of our competitors offer. In addition, the desktop PC industry is transitioning to higher speed interfaces such as SATA to handle higher data transfer rates and 80 GB per platter technology for increased capacity. The Company currently offers SATA and 80 GB per platter products, however, the transition of technology and the introduction of new products is challenging and creates risks. While we continue to develop new products and look to expand into non-desktop applications such as consumer electronics and mobile products, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of desktop hard drives.

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

      A majority of our revenue comes from a few customers. For example, during 2003, sales to our top 10 customers accounted for approximately 55% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. For example, this occurred with our SCSI enterprise hard drive product line early in the third quarter of 2000 and is one of the factors which led to our decision to exit the SCSI enterprise hard drive market.

Dependence on a limited number of qualified suppliers of components could lead to delays, lost revenue or increased costs.

      Because we depend on a limited number of suppliers for certain hard drive components, an extended shortage of required components or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could significantly harm our operating results. A number of the components used by us are available from only a single or limited number of qualified outside suppliers, and there is continued attrition and consolidation in our supplier base. In June 2003, Read-Rite Corporation, one of our suppliers of heads, commenced voluntary Chapter 7 bankruptcy proceedings. In July 2003, we acquired the assets of Read-Rite in an effort to increase our operational flexibility and ensure our access to future head technologies. Although it is anticipated that our acquisition will reduce our dependence on outside suppliers for heads, we may not be able to supply all of our head needs, and, therefore, we may still be required to purchase heads, as well as other hard drive components, from outside sources. If a component is in short supply, or a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. In addition, if a component becomes unavailable, we could suffer significant loss of revenue. For example, we lost revenue in September 1999 when we had to shut down production of a product line for approximately two weeks as a result of a faulty power driver chip that was sole-sourced from a third party supplier.

      To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, as we did in 1998 when we accelerated our transition to giant magnetoresistive head technology, and as we did in 2000 as a result of our decision to exit the SCSI enterprise hard drive market.

      In some cases, not only are we dependent on a limited number of suppliers, but we also have entered into contractual commitments that require us to buy a substantial number of components from certain suppliers. For example in April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. In October 2001, we amended the Komag volume purchase agreement to extend the initial term to six years. Similarly, we have entered into contractual commitments with both IBM and Marvell for the supply of our read channel devices. In February 2001, we entered into a two-year volume purchase agreement with IBM under which we buy a portion of our read channel devices from IBM. Effective June 2002, we amended the IBM volume purchase agreement to extend the initial term through December 31, 2003. In addition, in June 2002, we entered into a five-year volume purchase agreement with Marvell under which we buy a portion of our read channel devices from Marvell. These relationships have increased our dependence on each of Komag, IBM and Marvell as a supplier. Our future operating results may depend substantially on Komag’s ability to timely qualify its media components in our new development programs, and each of Komag’s, IBM’s and Marvell’s ability to supply us with these components in sufficient volume to meet our production requirements. A significant disruption in Komag’s ability to manufacture and supply us with media components or IBM’s or Marvell’s ability to manufacture and supply us with read channel devices could harm our operating results.

If we are unable to timely and cost effectively develop heads with leading technology, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

      As a result of our acquisition of the assets of Read-Rite, we are developing and manufacturing heads for use in the hard drives we manufacture. Consequently, we will be more dependent upon our own development efforts and less able to take advantage of head technologies developed by other head manufacturers. In November 2002, Read-Rite announced that it had achieved an areal density of 146 gigabits per square inch using perpendicular recording technology. There can be no assurance, however, that we will be successful in timely and cost effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs. In addition, we may not have access to external sources of supply without incurring substantial costs. If we fail to timely manufacture heads containing leading technology, or if we are unable to achieve acceptable manufacturing yields of heads, our ability to sell our products may be adversely affected. Moreover, if we fail to develop new technologies in a timely manner, and if our competitors succeed in doing so or have access to external sources of supply that incorporate such new technologies, our business and financial results could suffer.

If we are unable to successfully integrate the assets of Read-Rite Corporation into our business in a timely manner, our business and financial results could be adversely affected.

      In July 2003, we acquired the assets of Read-Rite Corporation, formerly one of our suppliers of heads, and we are in the process of integrating the acquired assets into our company. We may not successfully address the integration challenges in a timely manner, or at all. Integration requires varying levels of management resources, which may divert our attention from other business operations. It may be difficult for us to successfully integrate the assets, products, technologies or personnel of Read-Rite, which could materially and adversely affect our business, financial condition and results of operations.

In connection with our acquisition of Read-Rite’s assets, we will experience additional costs and risks.

      Our acquisition of Read-Rite’s assets represents a fundamental change in our operating structure, as we are now manufacturing heads for use in the hard drives we manufacture. Due to the vertical integration of part of our supply chain, we carry a higher percentage of fixed costs than traditionally assumed in our overall business model. If the overall level of production decreases for any reason, the acquired assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including:

•	the need to operate at high levels of utilization to drive competitive costs;

•	the greater need for predictability of quarterly production to ensure best utilization of assets to drive competitive costs; and

•	the need for assured supply of components, especially hard drive media, that is optimized to work with our heads.

      Moreover, capital expenditures and working capital investments required to operate Read-Rite’s assets will utilize additional cash. For example, while the purchased assets of Read-Rite, including intellectual property, head designs, and manufacturing equipment, would indicate successful internal qualification of a Western Digital-manufactured 80 GB per platter giant magnetoresistive head, we expect significant investment in research and development and investigation of new recording technologies to extend recording technology will be required. The Company expects its capital expenditures, viewed as an average over several years, to increase by approximately $70 million to $90 million to support the acquired manufacturing operations of Read-Rite.

      In addition, we may incur additional costs, expenses and risks, including:

•	costs and expenses related to inventory adjustments, legal, accounting and financial advisory fees;

•	we may not have sufficient head sources in the event that we are unable to manufacture a sufficient supply of heads to satisfy our needs;

•	third party head suppliers may not deal with us or may not deal with us on the same terms and conditions we have previously enjoyed;

•	component suppliers of Read-Rite may not deal with us on favorable terms;

•	management may be unduly distracted in operating the newly acquired Read-Rite assets;

•	we may not be able to attract and retain former Read-Rite employees to work in our facilities;

•	the costs of operating Read-Rite’s assets may exceed the prices we have historically paid for heads or the prices that might be otherwise available to us from other vendors;

•	we may be subject to claims that our manufacturing of heads may infringe certain intellectual property rights of other companies; and

•	we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws applicable to our new Fremont, California facility, including those governing the discharge of pollutants into the air and water.

      If we do not adequately address the challenges related to the acquisition, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins, and negatively impacting our operating results.

To develop new products we must maintain effective partner relationships with our strategic component suppliers.

      Under our business model, we do not manufacture any of the component parts used in our hard drives, other than heads as a result of our recent acquisition of the assets of Read-Rite. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. Until recently, we were engaged in litigation with Cirrus, a supplier who previously was the sole source of read channel devices for our hard drives. We settled this litigation in August 2003. As a result of the disputes that gave rise to the litigation, our business operations were at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

Some of our customers have adopted a subcontractor model that increases our credit risk and could result in an increase in our operating costs.

      Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Any credit losses we may suffer as a result of this increased risk would increase our operating costs, which may negatively impact our operating results.

We have only two high-volume hard-drive manufacturing facilities and two head manufacturing facilities, which subjects us to the risk of damage or loss of any of these facilities.

      The majority of our hard drive manufacturing volume comes from one facility in Malaysia. During 2002, we acquired a second, smaller manufacturing facility in Thailand. In addition, following our acquisition of the assets of Read-Rite in July 2003, we are operating a wafer fabrication facility in Fremont, California and a slider fabrication facility in Thailand. A fire, flood, earthquake or other disaster, condition or event that adversely affects any of these facilities or our ability to manufacture could result in a loss of sales and revenue and harm our operating results.

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

      The hard drive industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to risks related to product defect, which could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.

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

      We often book and ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers, such as Komag, IBM and Marvell;

•	competition and consolidation in the data storage industry;

•	seasonal and other fluctuations in demand for PC’s often due to technological advances; and

•	availability and rates of transportation.

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

      Due to the risks described herein, in the future we may be unable to maintain adequate financial resources for capital expenditures, expansion or acquisition activity, working capital and research and development. We have a credit facility, which matures on September 19, 2008. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot ensure that additional financing will be available to us or available on acceptable terms. An equity financing could also be dilutive to our existing stockholders.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency operating expenses. The contract maturity dates do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, British Pound Sterling and the Euro.

      As of June 27, 2003, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	June 27, 2003

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate	Gain (Loss)

Foreign currency forward contracts:
Thai Baht	$31.0	41.73	—
British Pound Sterling	$3.3	1.65	—
Euro	$1.5	1.15	—

      In 2003, 2002 and 2001, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s consolidated financial statements.

Disclosure About Other Market Risks

Fixed Interest Rate Risk

      During 2003, the Company redeemed its remaining outstanding 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) and paid $88 million in cash and issued approximately 0.1 million shares of common stock. The aggregate principal amount at maturity was $194 million.

Variable Interest Rate Risk

      At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin determined by the borrowing base. This is the only Company borrowing facility which does not have a fixed-rate of interest. At June 27, 2003, there were no borrowings outstanding under the Facility.

Fair Value Risk

      During 2003, the Company sold all of its remaining shares of Vixel Corporation common stock resulting in a gain of $3.4 million.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 27, 2003 and June 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition with respect to certain sales commencing on July 1, 2000 in order to conform with SEC Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

KPMG LLP

Orange County, California

July 24, 2003, except as to the
fourth paragraph of Note 3
and the sixth paragraph of Note 5,
which are as of September 19, 2003

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended

	June 27,	June 28,	June 29,
	2003	2002	2001

Revenue, net	$2,718.5	$2,151.2	$1,953.4
Cost of revenue	2,275.6	1,869.6	1,745.7

Gross margin	442.9	281.6	207.7

Operating expenses:
Research and development	134.7	120.1	113.4
Selling, general and administrative	121.4	110.8	115.8

Total operating expenses	256.1	230.9	229.2

Operating income (loss)	186.8	50.7	(21.5)
Net interest and other income (expense)	1.6	1.4	(30.7)

Income (loss) from continuing operations before income taxes, and cumulative effect of change in accounting principle	188.4	52.1	(52.2)
Income tax expense (benefit)	7.6	(1.1)	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle	180.8	53.2	(52.2)
Discontinued operations	1.3	12.2	(45.2)
Cumulative effect of change in accounting principle	—	—	(1.5)

Net income (loss)	$182.1	$65.4	$(98.9)

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.92	$.28	$(.31)
Discontinued operations	.01	.07	(.27)
Cumulative effect of change in accounting principle	—	—	(.01)

	$.93	$.35	$(.59)

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.88	$.28	$(.31)
Discontinued operations	.01	.06	(.27)
Cumulative effect of change in accounting principle	—	—	(.01)

	$.89	$.34	$(.59)

Weighted average shares outstanding:
Basic	195.6	189.0	168.7

Diluted	205.5	193.7	168.7

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions)

	June 27,	June 28,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$393.2	$223.7
Accounts receivable, net	243.9	218.8
Inventories	97.8	73.4
Other	9.2	13.3

Total current assets	744.1	529.2
Property and equipment, net	122.1	107.5

Total assets	$866.2	$636.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$352.3	$303.0
Accrued warranty	41.0	26.9
Accrued expenses	112.4	76.6
Convertible debentures	—	86.2

Total current liabilities	505.7	492.7
Other liabilities	33.1	41.1

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; Authorized — 450.0 shares; Outstanding — 203.6 shares in 2003 and 195.4 in 2002	2.0	1.9
Additional paid-in capital	676.6	714.2
Deferred compensation	(1.2)	(3.2)
Accumulated deficit	(334.2)	(516.3)
Accumulated other comprehensive income	—	2.6
Treasury stock — common shares at cost; 0.7 shares in 2003 and 3.3 shares in 2002	(15.8)	(96.3)

Total shareholders’ equity	327.4	102.9

Total liabilities and shareholders’ equity	$866.2	$636.7

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in millions)

							Retained	Accumulated		Total
	Common Stock		Treasury Stock		Additional		Earnings	Comprehensive	Total	Comprehensive
					Paid-in	Deferred	(Accumulated	Income	Shareholders’	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	(Loss)	Equity	(Loss)

Balance at June 30, 2000	153.3	$1.5	(9.8)	$(179.8)	$549.9	$—	$(482.8)	$1.4	$(109.8)
ESPP shares issued			1.2	11.2	(6.8)				4.4
Exercise of stock options			0.9	8.6	(5.9)				2.7
Shares issued in debenture redemption	16.0	0.2			95.3				95.5
Shares issued in equity facility sales	23.5	0.2			110.3				110.5
Deferred compensation plan			1.3	11.8	(7.4)	(3.7)			0.7
Net loss							(98.9)		(98.9)	$(98.9)
Unrealized gain on investment securities								1.7	1.7	1.7

Balance at June 29, 2001	192.8	1.9	(6.4)	(148.2)	735.4	(3.7)	(581.7)	3.1	6.8	$(97.2)

ESPP shares issued			1.3	13.9	(9.6)				4.3
Exercise of stock options and warrants			1.6	34.3	(28.5)				5.8
Shares issued in debenture redemption	2.6	—			13.6				13.6
Deferred compensation plan, net			0.2	3.7	(2.6)	0.5			1.6
Net effect of subsidiary equity transactions					5.9				5.9
Net income							65.4		65.4	$65.4
Unrealized loss on investment securities								(0.5)	(0.5)	(0.5)

Balance at June 28, 2002	195.4	1.9	(3.3)	(96.3)	714.2	(3.2)	(516.3)	2.6	102.9	$64.9

ESPP shares issued	1.2	—	0.9	24.2	(17.0)				7.2
Exercise of stock options	6.9	0.1	1.9	57.8	(20.8)				37.1
Shares issued in debenture redemption	0.1	—			0.2				0.2
Deferred compensation plan			(0.2)	(1.5)		2.0			0.5
Net income							182.1		182.1	$182.1
Realized gain on investment securities, net								(2.6)	(2.6)	(2.6)

Balance at June 27, 2003	203.6	$2.0	(0.7)	$(15.8)	$676.6	$(1.2)	$(334.2)	$—	$327.4	$179.5

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years ended

	June 27,	June 28,	June 29,
	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$182.1	$65.4	$(98.9)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities of continuing operations:
Discontinued operations	(1.3)	(12.2)	45.2
Loss (gain) on debenture redemptions	—	0.1	(22.4)
Loss on litigation settlement	18.5	—	—
Depreciation and amortization	50.4	45.8	51.9
Non-cash interest expense	3.0	5.6	7.5
Investment gains, net	(3.4)	(4.4)	—
Non-cash adjustment to Komag investment and note	—	—	39.3
Changes in:
Accounts receivable	(25.1)	(90.5)	31.1
Inventories	(24.4)	5.4	1.8
Other assets	(0.3)	0.9	(0.1)
Accounts payable	49.3	80.0	(39.9)
Accrued expenses	23.3	(14.0)	(68.6)
Other	8.7	0.7	(5.7)

Net cash provided by (used for) continuing operations	280.8	82.8	(58.8)

Cash flows from investing activities
Capital expenditures, net	(61.9)	(47.7)	(50.7)
Other investment activity	3.4	9.9	15.0

Net cash used for investing activities of continuing operations	(58.5)	(37.8)	(35.7)

Cash flows from financing activities
Issuance of common stock under employee plans	44.3	10.1	7.1
Debenture redemptions and extinguishments	(88.3)	(17.6)	—
Common stock issued for cash	—	—	110.5
Other subsidiary financing activity	(5.9)	0.4	—

Net cash (used for) provided by financing activities of continuing operations	(49.9)	(7.1)	117.6
Net cash (used for) provided by discontinued operations	(2.9)	18.2	(39.5)

Net increase (decrease) in cash and cash equivalents	169.5	56.1	(16.4)
Cash and cash equivalents, beginning of year	223.7	167.6	184.0

Cash and cash equivalents, end of year	$393.2	$223.7	$167.6

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3.5	$2.0	$1.5
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of convertible debentures	$0.2	$13.6	$95.5

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

      Western Digital Corporation (“Western Digital” or the “Company”) has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. Following are the Company’s significant accounting policies:

Fiscal Year

      The Company has a 52 or 53-week fiscal year. The 2003, 2002 and 2001 fiscal years ended on June 27, 28 and 29 respectively, and consisted of 52 weeks each. All general references to years relate to fiscal years unless otherwise noted.

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

Concentration of Credit Risk

      The Company designs, develops, manufactures and markets hard drives to personal computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management’s expectations. At June 27, 2003 and June 28, 2002, the Company had reserves for potential credit losses of $5.2 million and $7.6 million, respectively. The Company also has cash equivalent policies that limit the amount of credit exposure to any one financial institution or investment instrument, and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company adopted Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), during its quarter ended June 29, 2001. SAB 101 extends the point at which revenue is recognized to include the transfer of the risks of ownership. Generally, this occurs at the time of shipment for the Company’s original equipment manufacturer (“OEM”) customers, and at the time of delivery for its reseller customers. Accordingly, the Company changed its revenue recognition policy effective July 1, 2000 to recognize revenue on certain product shipments upon delivery rather than shipment. The accounting change resulted in a net increase to revenue for 2001 of $13.1 million, of which $16.9 million had previously been recorded in 2000. The cumulative effect on the 2001 net loss of this accounting change was $1.5 million.

      In accordance with standard industry practice, the Company’s agreements with certain resellers (including distributors and retailers) provide price protection for inventories held by the resellers at the time of published list price reductions and, under certain circumstances, stock rotation for slow-moving items. Either party may terminate these agreements upon written notice. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company recognizes revenue at the time of delivery to resellers and accrues for estimated pricing adjustments and sales returns. Net revenue recognized on sales to resellers was approximately $1.3 billion, $1.0 billion and $1.0 billion for 2003, 2002 and 2001, respectively. Repurchases of reseller inventory were not material in 2003, 2002 and 2001.

Warranty

      The Company records an accrual for estimated warranty costs as products are sold. Warranty covers cost of repair or replacement of the hard drive during the warranty period, which ranges from one to five years and is recorded in the accompanying balance sheet as current or long term based upon when the expenditure is expected to occur. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. Although the Company believes that it has the continued ability to reasonably estimate warranty reserves, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

Advertising Expense

      Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $3.4 million, $6.0 million and $7.4 million in 2003, 2002 and 2001, respectively.

Income Taxes

      The Company accounts for income taxes under the liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance where it is “more likely than not” that the deferred tax assets will not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment (see Note 10).

Per Share Information

      The Company computes basic income (loss) per share using the net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the net income (loss) and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding employee stock options, employee stock purchase plan shares and restricted stock awards.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the years ended June 27, 2003, June 28, 2002 and June 29, 2001, 19.9 million, 24.7 million and 23.3 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted income (loss) per share. Also, for the years ended June 28, 2002 and June 29, 2001, an additional 2.9 million and 4.0 million shares, respectively, issuable upon conversion of the convertible debentures were excluded from the computation of diluted income (loss) per share. The effects of these items were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

     Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”) and to follow the pro forma net income (loss), pro forma earnings (loss) per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the past three fiscal years and illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(in millions,
	except per share amounts)
Net income (loss)
As reported	$182.1	$65.4	$(98.9)
Stock-based employee compensation included in reported earnings	2.0	1.6	0.7
Stock-based employee compensation expense determined under fair-value based methods for all awards	(27.3)	(24.7)	(30.4)

Pro forma net income (loss)	$156.8	$42.3	$(128.6)

Basic income (loss) per share:
As reported	$0.93	$0.35	$(0.59)

Pro forma	$0.80	$0.22	$(0.76)

Diluted income (loss) per share:
As reported	$0.89	$0.34	$(0.59)

Pro forma	$0.77	$0.22	$(0.76)

      The pro forma earnings (loss) per share information is estimated using the Black-Scholes option pricing model. The Black Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised (see Note 6 for additional information on fair value disclosures). The pro forma impact of applying SFAS 123 at June 27, 2003 is not necessarily representative of future periods.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents approximates fair value for all periods presented because of the short-term maturity of these financial instruments. The carrying amounts of all other financial instruments in the consolidated balance sheets approximate fair values.

     Other Comprehensive Income (Loss)

      Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as “available for sale” under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

     Foreign Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge contracts is to minimize the impact of foreign currency fluctuations on operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency operating expenses. The contracts have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes.

      The Company applies the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company had outstanding forward exchange contracts with commercial banks for the Thai Baht, British Pound Sterling and Euro with values of $35.8 million and $5.0 million at June 27, 2003 and June 28, 2002, respectively. Any changes in fair value on these contracts were recorded through the results of operations for the years ended June 27, 2003 and June 28, 2002.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Supplemental Financial Statement Data (in millions)

	2003	2002	2001

Net Interest and Other Income (Expense)
Interest income	$3.8	$4.1	$7.1
Interest and other expense	(5.3)	(8.1)	(8.7)
Gain (losses) on investments, net	3.1	(4.2)	(0.3)
Minority interest in losses of consolidated subsidiary	—	0.7	1.2
Gains (losses) on redemption of debentures	—	(0.1)	22.4
Other gains (charges)(1)	—	9.0	(52.4)

Net interest and other income (expense)	$1.6	$1.4	$(30.7)

Inventories
Finished goods	$66.4	$54.5
Work in process	19.6	9.5
Raw materials and component parts	11.8	9.4

	$97.8	$73.4

Property and Equipment
Land and buildings	$59.4	$59.1
Machinery and equipment	342.4	290.5
Furniture and fixtures	6.8	6.6
Leasehold improvements	11.6	11.2

	420.2	367.4
Accumulated depreciation and amortization	(298.1)	(259.9)

Net property and equipment	$122.1	$107.5

(1)	During the fourth quarter of 2001, as a result of Komag’s public announcement regarding its intention not to pay certain debt and interest amounts when due, and due to the market value trend of its common stock, the carrying amount of the equity investment in Komag was determined to have suffered an “other than temporary” decline in market value. Accordingly, the Company recorded nonoperating charges totaling $52.4 million to adjust the carrying values of equity investments in and notes receivable from Komag and to accrue for the contingent guarantees of the Komag equipment and facility leases. On August 24, 2001, Komag announced its voluntary Chapter 11 reorganization filing. During 2002, the Company sold its creditor position and remaining investments in Komag to an unrelated party for $9.0 million.

Note 3.     Convertible Debentures and Line of Credit

     Convertible Debentures

      During 2003, the Company redeemed its remaining outstanding 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) and paid $88.3 million in cash and issued approximately 0.1 million shares of common stock. The book value of the redeemed Debentures was $88.6 million, and the aggregate principal amount at maturity was $193.5 million. During 2002, the Company paid $17.6 million in cash and issued 2.6 million shares of common stock in exchange for Debentures with a book value of $31.6 million and an aggregate principal amount at maturity of $72.4 million. During 2001, the Company issued 16.0 million shares of common stock in exchange for Debentures with a book value of $120.3 million and an aggregate principal amount at maturity of $295.7 million. These redemptions were private, individually negotiated transactions with certain institutional investors

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and resulted in a loss of $0.1 million during 2002 and gain of $22.4 million during 2001. The net loss of the redeemed Debentures was not material in 2003.

      On June 29, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections” (“SFAS 145”). As a result, the loss of $0.1 million in 2002 and the gain of $22.4 million in 2001 from the redemption of debentures were reclassified as other income (expense) instead of extraordinary items.

      Debenture issuance costs were included in other assets and amortized over the term of the Debentures. During 2002 and 2001, approximately $0.4 million and $2.4 million, respectively, of unamortized issuance costs were included with the loss or gain in connection with the redemptions. As of June 27, 2003 the balance of unamortized Debenture issuance costs was zero.

     Line of Credit

      On September 19, 2003, the Company entered into a new $125 million five-year credit facility (“Senior Credit Facility”) replacing the facility that matured on September 20, 2003. The new Senior Credit Facility provides up to $75 million in revolving credit and a term loan of $50 million (subject to outstanding letters of credit and a borrowing base calculation). Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3.1 million beginning in October 2004. The Company intends to use the proceeds from the term loan to repay obligations incurred as a result of the Read-Rite asset acquisition (see Note 11). At June 27, 2003 there were no borrowings under the revolving credit facility. However, the Company has issued a $25 million standby letter of credit under the facility to Cirrus Logic, Inc. (“Cirrus”) concerning the $26.5 million in disputed accounts payable. As discussed in Note 5, the Cirrus litigation has been settled and upon payment of the settlement on or before October 17, 2003, the letter of credit will be released.

Note 4.     Commitments and Contingencies

     Operating Lease Commitments

      The Company leases certain facilities and equipment under long-term, non-cancelable operating leases which expire at various dates through 2012. Rental expense under these leases, including month-to-month rentals, was $11.4 million, $11.7 million and $15.4 million in 2003, 2002 and 2001, respectively.

      Future minimum rental payments under non-cancelable operating leases as of June 27, 2003 are as follows (in millions):

2004	$9.5
2005	7.7
2006	7.5
2007	5.7
2008	5.7
Thereafter	14.6

Total future minimum rental payments	$50.7

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Product Warranty Liability

      The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair cost. Changes in the warranty provision were as follows (in millions):

Balance at June 28, 2002	$47.4
Charges to operations	54.6
Utilization	(53.8)
Changes in liability related to pre-existing warranties	4.7

Balance at June 27, 2003	$52.9

Note 5.     Legal Proceedings

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

      On July 5, 2001, the Company’s Western Digital Technologies, Inc. subsidiary (“WDT”) and its Malaysian subsidiary (“WDM”) filed suit (the “complaint”) against Cirrus for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel devices for the Company’s hard disk drives. WDM also stopped making payments to Cirrus for past deliveries of devices and terminated all outstanding purchase orders from Cirrus for such devices. The complaint alleges that Cirrus’ unlawful conduct caused damages in excess of any amounts alleged to be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint denying the allegations contained in the complaint and asserting counterclaims against the plaintiffs for, among other things, the amount of the outstanding invoices and the plaintiffs’ alleged breach of the outstanding purchase orders. The disputed payable, which is included in the Company’s balance sheet in accounts payable, is approximately $27 million. Cirrus claims that the canceled purchase orders, which are not reflected in the Company’s financial statements, total approximately $26 million. On November 2, 2001, Cirrus filed Applications for Right to Attach Orders and for Writs of Attachment against WDT and WDM in the amount of $25.2 million as security for the approximately $27 million allegedly owed for read-channel devices purchased from Cirrus that is disputed by WDT and WDM. On December 20, 2001, the Court granted Cirrus’ Applications. Pursuant to agreement with Cirrus, the Company posted a letter of credit in the amount of $25.2 million in satisfaction of the Writs of Attachment.

      On November 26, 2002, WDT and WDM filed a motion for summary adjudication as to Cirrus’ second and third causes of action. The parties fully briefed the motion, which was scheduled to be heard on December 24, 2002. On December 24, 2002, the Court continued the summary judgment motion until February 4, 2003, and then, on February 4, 2003, further continued the motion until April 1, 2003, to allow Cirrus to conduct additional discovery. On December 3, 2002, Cirrus filed a motion for summary adjudication as to WDT and WDM’s first, second, third, fourth, fifth, and seventh causes of action. The parties fully briefed the motion, which was scheduled to be heard on December 31, 2002. On December 31, 2002, after hearing arguments from both sides, the Court granted Cirrus’ motion

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as to the first, second, fourth, fifth and seventh causes of action, and denied Cirrus’ motion as to the third cause of action. On January 30, 2003, Cirrus filed another motion for summary adjudication as to the third cause of action. The parties completed briefing on the motion and the motion was scheduled to be heard on April 15, 2003.

      On March 4, 2003, WDT filed a motion for leave to amend its second amended complaint, seeking to add causes of action for intentional and fraudulent misrepresentation and negligent misrepresentation. The Court granted WDT’s motion on March 25, 2003. On March 18, 2003, WDT filed a motion to continue the trial date from May 19, 2003. On April 8, 2003, the Court granted Western Digital’s motion and moved the trial date to December 1, 2003. As a result, of its ruling to continue the trial date, the Court continued the mandatory settlement conference originally scheduled for April 25, 2003, and continued indefinitely the hearings on WDT’s motion for summary judgment and Cirrus’ motion for summary judgment originally scheduled for April 1, 2003 and April 15, 2003, respectively. The Court also moved the discovery cutoff date from April 18, 2003 to September 2003.

      On April 22, 2003, Cirrus filed a demurrer to WDT’s claims for promissory estoppel, intentional and fraudulent misrepresentation and negligent misrepresentation. The Court scheduled a hearing on the demurrer for May 13, 2003. On May 13, 2003, the Court referred the case to the panel on complex litigation for a determination as to whether the case should be regarded as complex. The Court also continued indefinitely the hearing on Cirrus’ demurrer to WDT’s claims for promissory estoppel, intentional and fraudulent misrepresentation and negligent misrepresentation, which had been scheduled for that day. On June 13, 2003 the complex litigation panel accepted the case. The case was assigned to a new judge who vacated all hearing dates that had previously been set.

      In July 2003, the parties agreed to attempt to resolve their claims through mediation, and scheduled a mediation for August 22, 2003. On August 22, 2003, the Company and Cirrus reached a settlement of this litigation. Under the terms of the agreement, the Company will make a one-time payment to Cirrus on or before October 17, 2003 of $45 million in exchange for a mutual release of claims. The letter of credit previously posted by the Company will also be released. Western Digital had previously recorded an obligation totaling approximately $26.5 million related to the disputed payables. The difference of approximately $18.5 million between the settlement amount and the amount previously recorded was included in the cost of sales for the fourth quarter and year ended June 27, 2003. The Company expects that formal dismissals of claims will be entered with the Court in this matter in the near future.

      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at June 27, 2003, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result and results could differ materially from those projected.

Note 6.     Shareholders’ Equity

     Equity Facility

      During 2001, the Company issued 23.5 million shares of common stock under an equity facility for net cash proceeds of approximately $110.5 million. Under shelf registrations (the “equity facility”) previously in effect with the Securities and Exchange Commission (“SEC”), the Company issued shares of common stock to institutional investors for cash. Shares sold under the equity facility were at the market price of the Company’s common stock less a discount ranging from 2.75% to 4.25%. During 2002, the Company withdrew these shelf registrations.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Reserved for Issuance

      The following table summarizes all shares of common stock reserved for issuance at June 27, 2003 (in millions):

Number
of Shares

Issuable in connection with:
Exercise of stock options, including options available for grant	33.8
Employee stock purchase plan	3.5

37.3

     Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (“ESPP”) that operates in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever is less. Approximately 3.5 million shares of common stock remain reserved for issuance under this plan. Approximately 2.1 million, 1.3 million and 1.2 million shares were issued under this plan during 2003, 2002 and 2001, respectively.

Stock Option Plans

      Western Digital’s Employee Stock Option Plan (“Employee Plan”) is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value of the common stock on the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 27, 2003, options to purchase 7.7 million shares of common stock were exercisable and 6.5 million shares were available for grant under this plan. Pursuant to the terms of the Employee Plan, participants are permitted to utilize previously purchased common stock as consideration to purchase additional common stock upon exercise of options or to exercise on a cashless basis through the Company designated broker.

      The Company has a Broad-Based Stock Incentive Plan (the “Broad-Based Plan”) under which options to purchase shares of common stock and stock awards may be granted to employees of the Company and others. This plan is intended to qualify as “broadly-based” under the New York Stock Exchange shareholder approval policy. The Compensation Committee determines the vesting provisions and other terms of the options and stock. To date, the options granted vest either one year, two years or four years from the date of grant. As of June 27, 2003, options to purchase 4.7 million shares of common stock were exercisable and 1.5 million shares were available for grant as options or stock awards, under this plan.

      Under the Broad-Based Plan, the Company issued to certain employees 0.2 million (net of cancellations) and 1.3 million shares of restricted stock during 2002 and 2001, respectively. The stock vests on the second and third anniversary dates of the grant provided that the recipient is still employed by the Company. The aggregate market value (net of cancellations) of the restricted stock at the dates of issuance was $1.1 million and $4.4 million for 2002 and 2001, respectively. These amounts have been recorded as deferred compensation, a separate component of shareholders’ equity, and are being amortized over the three-year vesting period. No restricted stock was issued during fiscal year 2003.

      The Company has a Stock Option Plan for Non-Employee Directors (“Director Plan”) and has reserved 2.6 million shares for issuance thereunder. The Director Plan provides for initial option grants to new directors of 75,000 shares per director and additional grants of options to purchase 10,000 shares of common stock per director each year upon their reelection as a director at the annual shareholders’ meeting. Terms of the Director Plan require that options have a ten-year term and that the exercise price of options be not less than the fair market value at the date of grant. Options granted

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of June 27, 2003, options to purchase 0.5 million shares of common stock were exercisable and 0.8 million shares were available for grant under this plan.

      The following table summarizes activity under the Employee, Broad-Based and Director Plans (in millions, except per share amounts):

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding at June 30, 2000	20.9	$8.83
Granted	7.8	5.45
Exercised	(0.9)	3.14
Canceled or expired	(4.4)	10.02

Options outstanding at June 29, 2001	23.4	7.69
Granted	8.3	3.13
Exercised	(1.3)	3.50
Canceled or expired	(1.3)	8.46

Options outstanding at June 28, 2002	29.1	6.54
Granted	5.6	4.61
Exercised	(8.8)	4.19
Canceled or expired	(0.9)	7.69

Options outstanding at June 27, 2003	25.0	6.89

      The following tables summarizes information about options outstanding and exercisable under the Employee, Broad-Based and Director Plans at June 27, 2003 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$2.10	3.3	8.25	$2.10	0.8	$2.10
2.21 – 3.50	2.5	5.43	3.17	1.3	3.06
3.63 – 3.85	3.6	9.16	3.84	0.2	3.78
3.88 – 4.56	2.6	6.83	4.35	1.6	4.38
4.60 – 5.74	1.6	7.56	5.13	0.7	5.10
5.81 – 6.00	3.1	7.21	6.00	1.8	6.00
6.05 – 8.81	3.4	5.81	7.32	2.2	7.49
8.88 – 12.88	3.2	4.95	11.76	2.6	11.94
13.50 – 23.13	0.9	4.28	17.94	0.9	18.00
23.63 – 48.50	0.8	3.68	32.81	0.8	32.81

Total	25.0	6.72	6.89	12.9	9.12

Fair Value Disclosures

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its stock options (including shares issued under the Stock Option Plans and the ESPP, collectively called “options”) granted subsequent to July 1, 1995, under the

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value method of that statement (see Note 1 for further information on pro forma net income (loss) and earnings (loss) per share).

      The fair value of options granted in 2003, 2002 and 2001 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			ESPP

	2003	2002	2001	2003	2002	2001

Option life (in years)	3.8	3.0	2.5	1.3	2.0	2.0
Risk-free interest rate	3.31%	3.37%	4.20%	1.93%	2.90%	4.20%
Stock price volatility	0.88	0.88	1.05	0.88	0.88	1.05
Dividend yield	—	—	—	—	—	—

      The following is a summary of the per share weighted average fair value of stock options granted in the years listed below:

	2003	2002	2001

Options granted under the Stock Option Plans	$2.89	$1.94	$3.86
Shares granted under the ESPP	$2.64	$2.90	$4.65

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

Note 7.     Savings and Profit Sharing Plan

      Effective July 1, 1991, the Company adopted a Savings and Profit Sharing Plan, the Western Digital Corporation Retirement Savings and Profit Sharing Plan (the “Plan”). The Plan includes an employee 401(k) plan. The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. For 2003, 2002 and 2001 the Company made contributions to the 401(k) plan of $1.8 million, $1.4 million and $1.7 million, respectively.

Note 8.     Business Segment, International Operations and Major Customers

     Segment Information

      As of June 27, 2003, the Company operated in one segment, the hard drive business. The Company’s new business ventures were discontinued in 2002 (see Note 9).

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     International Operations

      The Company’s operations outside the United States include manufacturing facilities in Malaysia and Thailand as well as sales offices throughout Europe and Asia. The following table summarizes operations by geographic areas for the past three years. United States revenue to unaffiliated customers include export sales to international customers of $1.1 billion, $0.7 billion and $0.5 billion in 2003, 2002 and 2001, respectively.

      Transfers between geographic areas are accounted for at prices comparable to normal sales through outside distributors. General and corporate expenses of $47.8 million, $47.1 million and $50.0 million in 2003, 2002 and 2001, respectively, have been excluded in determining operating income (loss) by geographic region. Asia revenue and assets for the periods presented below consist primarily of the Company’s Malaysian operations.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United
	States	Europe	Asia	Eliminations	Total

	(in millions)
Year ended June 27, 2003
Sales to unaffiliated customers	$2,164	$554	$1	$—	$2,719
Transfers between geographic areas	538	—	2,255	(2,793)	—

Revenue, net	$2,702	$554	$2,256	$(2,793)	$2,719

Operating income	$108	$3	$123	$1	$235

Long-lived assets	$16	$—	$106	$—	$122

Year ended June 28, 2002
Sales to unaffiliated customers	$1,703	$447	$1	$—	$2,151
Transfers between geographic areas	433	—	1,891	(2,324)	—

Revenue, net	$2,136	$447	$1,892	$(2,324)	$2,151

Operating income (loss)	$(21)	$1	$108	$10	$98

Long-lived assets	$18	$—	$90	$—	$108

Year ended June 29, 2001
Sales to unaffiliated customers	$1,554	$397	$2	$—	$1,953
Transfers between geographic areas	385	5	1,769	(2,159)	—

Revenue, net	$1,939	$402	$1,771	$(2,159)	$1,953

Operating income (loss)	$(84)	$2	$111	$—	$29

Long-lived assets	$45	$—	$78	$(1)	$122

     Major Customers

      During 2003 and 2002, sales to Dell Computer accounted for 20% and 15% of the Company’s revenue, respectively and sales to Hewlett-Packard (including sales to Compaq Computer prior to its merger with Hewlett-Packard in 2002) accounted for 13% of the Company’s revenue in both years. During 2001, sales to Dell Computer accounted for 16% of the Company’s revenue and sales to Compaq Computer accounted for 12% of the Company’s revenue.

Note 9.	Discontinued Operations

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

      In 2002, the Company discontinued Connex, SANavigator and Keen. The disposals have been accounted for as discontinued operations and, accordingly, the consolidated financial statements for all periods presented have been reclassified. In August 2001, substantially all of the operating assets of Connex were sold to Quantum Corporation for cash proceeds of $11.0 million, and in September 2001 substantially all of the operating assets of SANavigator were sold to McData Corporation for cash proceeds of $29.8 million. These transactions generated a gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, in connection with the disposal of Keen, the Company assumed certain remaining debt commitments, as Western Digital was the guarantor of these obligations. In 2003, the Company repaid these obligations resulting in a gain of $1.3 million due to a favorable settlement.

Note 10.	Income Taxes

      The domestic and international components of income (loss) before income taxes are as follows (in millions):

	2003	2002	2001

United States	$64.9	$(56.5)	$(214.8)
International	124.8	120.8	115.9

Income (loss) before income taxes	$189.7	$64.3	$(98.9)

      The components of the income tax expense (benefit) are as follows (in millions):

	2003	2002	2001

Current
United States	$4.0	$(3.1)	$(1.8)
International	3.4	1.7	1.6
State	0.2	0.3	0.2

Income tax expense (benefit)	$7.6	$(1.1)	$—

      The tax benefits associated with employee exercises of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan generally reduce taxes currently payable. However, no tax benefits were recorded to additional paid-in capital in 2003, 2002 and 2001 because their realization was not believed to be “more likely than not.” Consequently, a valuation allowance was recorded against the entire benefit. Benefits to be recognized in the future related to stock option deductions are approximately $23.7 million.

      During 2002, the company received a refund of U.S. federal income taxes of $3.1 million. This refund was for alternative minimum taxes paid in prior years and was made in accordance with legislation enacted during 2002.

      Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at June 27, 2003 and June 28, 2002 are as follows (in millions):

	2003	2002

Deferred tax assets:
NOL carryforward	$252.5	$234.0
Business credit carryforward	40.4	44.2
Reserves and accrued expenses not currently deductible	66.2	83.0
All other	2.1	8.0

	361.2	369.2
Valuation allowance	(361.2)	(369.2)

Total deferred tax assets	$—	$—

Deferred tax liabilities:
Unremitted income of foreign subsidiaries	$9.3	$9.0

Total deferred tax liabilities	$9.3	$9.0

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reserves and accrued expenses not currently deductible include the following (in millions):

	2003	2002

Sales related reserves and adjustments	$43.3	$42.6
Accrued compensation and benefits	10.9	5.7
Inventory reserves and adjustments	1.4	2.0
Other accrued liabilities	10.6	32.7

Total deferred tax assets	$66.2	$83.0

      During 2002, the Company repatriated a significant amount of prior years’ earnings of its foreign subsidiaries. As a result, there was a significant reduction in net operating loss carryforwards. The repatriation occurred following the enactment in 2002 of favorable but temporary U.S. tax law changes. Remaining net undistributed earnings from foreign subsidiaries at June 27, 2003, on which no U.S. tax has been provided, amounted to approximately $217.3 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made on these earnings.

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

      Reconciliation of the United States Federal statutory rate to the Company’s effective tax rate is as follows:

	2003	2002	2001

U.S. Federal statutory rate	35.0%	35.0%	(35.0)%
Current year U.S. loss not benefitted	0.0	0.0	76.1
State income taxes, net	0.1	0.5	0.2
Tax rate differential on international income	(21.9)	(63.1)	(42.7)
Tax effect of repatriation	14.7	272.2	0.0
Utilization of NOL carryforward	(23.5)	(218.2)	0.0
Change in valuation allowance	(4.2)	(28.0)	0.0
Other	3.8	(0.2)	1.4

Effective tax rate	4.0%	(1.8)%	0.0%

      Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared to local statutory rates. The lower rates reduced income taxes and improved the net income or loss by $33.6 million ($0.16 per diluted share), $29.3 million ($0.15 per diluted share) and $30.0 million ($0.18 per diluted share) in 2003, 2002 and 2001, respectively. These lower rates are in effect through fiscal year 2004.

      At June 27, 2003, the Company had Federal and state net operating loss carryforwards of approximately $640.5 million and $471.8 million, respectively. In addition, the Company had various Federal and state tax credit carryforwards of approximately $40.4 million. The loss carryforwards are available to offset future Federal and state taxable income through 2022 and 2014, respectively. Approximately $24.0 million of the credit carryforwards are available to offset future taxable income through 2023. The remaining $16.4 million are available indefinitely.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Subsequent Events

Asset Acquisition (unaudited)

      On July 31, 2003, the Company purchased substantially all of the assets of Read-Rite Corporation, including the wafer fabrication equipment in Fremont, California and the manufacturing facility in Bang Pa-In, Thailand. The total cost of the acquisition will be between $170 million and $180 million. This includes cash consideration of approximately $95 million, assumed debt obligations of the Thailand operations of approximately $60 million and direct costs of the acquisition and other miscellaneous assumed obligations totaling approximately $15 million to $25 million. The Company will account for this transaction as an asset acquisition.

Note 12.	Quarterly Results of Operations (unaudited)

	First(1)(3)	Second(2)(3)	Third(3)	Fourth(3)(4)

	(in millions, except per share amounts)
2003
Revenue, net	$582.9	$749.5	$705.8	$680.3
Gross margin	83.6	144.1	122.0	93.2
Operating income	25.3	76.0	57.1	28.4
Income from continuing operations	22.2	73.1	54.5	31.0
Net income	22.2	74.4	54.5	31.0
Basic earnings per share	$0.12	$0.38	$0.28	$0.16

Diluted earnings per share	$0.11	$0.36	$0.26	$0.15

2002
Revenue, net	$440.9	$574.7	$594.9	$540.7
Gross margin	56.0	70.6	81.0	74.0
Operating income (loss)	(0.2)	12.9	20.8	17.2
Income (loss) from continuing operations	(0.6)	15.5	22.1	16.2
Gain (loss) from discontinued operations	21.1	(2.9)	(2.9)	(3.1)
Net income	20.5	12.6	19.2	13.1
Basic and diluted earnings per share	$0.11	$0.07	$0.10	$0.07

(1)	During the first quarter of 2002, the Company sold substantially all the assets of Connex and SANavigator for cash proceeds of $11 million and $30 million respectively. The Company recognized a gain of $24.5 million, net of costs incurred from the measurement date of July 1, 2001 through the end of the period to shutdown the businesses.

(2)	The second quarter of 2002 includes a $9 million cash recovery from its Komag note receivable and investment that were written off during the fourth quarter of 2001. Also during the quarter, the Company recorded a $6 million non-cash loss on the write-down of certain cost-method investments that were determined to be impaired. These amounts have been included in other income (expense).

(3)	The quarterly results presented have been reclassified to present the operations of Connex, SANavigator, and Keen PM as discontinued.

(4)	The fourth quarter of 2003 includes an $18.5 million loss on the settlement of the Cirrus litigation recorded in cost of sales and a $3 million gain on the sale of investments recorded in other income (expense).

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Three years ended June 27, 2003
(in millions)

	Allowance for
	Doubtful	Accrued
	Accounts	Warranty(1)

Balance at June 30, 2000	$13.3	$70.6
Charges to operations	1.2	39.7
Deductions	(1.2)	(57.8)

Balance at June 29, 2001	13.3	52.5
Charges to operations	3.5	46.5
Deductions	(9.2)	(51.6)

Balance at June 28, 2002	7.6	47.4
Charges to operations	2.9	59.3
Deductions	(5.3)	(53.8)

Balance at June 27, 2003	$5.2	$52.9

(1)	Accrued warranty includes amounts classified in non-current liabilities of $11.9 million at June 27, 2003, $20.5 million at June 28, 2002 and $21.5 million at June 29, 2001.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the Company would meet its disclosure obligations.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2003.

Item 11.	Executive Compensation

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph,” and “Employment Agreements, Termination of Employment and Change of Control Arrangements,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Security Ownership by Principal Shareholders and Management” and “Equity Compensation Plan Information,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2003.

Item 13.	Certain Relationships and Related Transactions

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2003.

Item 14.	Principal Accountant Fees and Services

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Selection of Independent Public Accountants,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2003.

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

      (3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger to Form Holding Company, dated April 6, 2001, by and among Western Digital Corporation, Western Digital Technologies, Inc. (f/k/a Western Digital Corporation) and WD Merger Sub, Inc.(10)
2.2	Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR(US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read Rite Holding Company(21)
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(10)
3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002(20)
3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of July 16, 2002(20)
4.1	Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(10)
4.2	Form of Common Stock Certificate(1)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(10)

Exhibit
Number	Description

10.1	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(3)*
10.1.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(11)*
10.2	Western Digital Corporation Broad-Based Stock Incentive Plan(6)*
10.2.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(11)*
10.3	Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(11)*
10.3.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(11)*
10.4	Western Digital Corporation 1993 Employee Stock Purchase Plan (amended and restated as of November 14, 2002)(17)*
10.5	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 14, 2002(17)*
10.6	Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003(18)*
10.7	Western Digital Corporation Incentive Compensation Plan(12)*
10.8	Amended and Restated Deferred Compensation Plan, effective March 28, 2003(18)*
10.9	Amended and Restated Executive Bonus Plan, effective March 28, 2003(18)*
10.10	Amended and Restated 401(k) Plan, adopted as of March 28, 2002(14)*
10.10.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(17)*
10.11	Western Digital Corporation Executive Retention Plan(2)*
10.12	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Matthew E. Massengill, effective as of December 20, 2002(17)*
10.13	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Arif Shakeel, effective as of December 20, 2002(17)*
10.14	Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(5)*
10.14.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(11)*
10.15	Western Digital Corporation Amended and Restated Change of Control Severance Plan, effective March 29, 2001(17)*
10.16	Letter agreement, dated October 19, 2001, by and between Western Digital Corporation and D. Scott Mercer(13)*
10.17	Letter agreement, dated October 30, 2002, by and between Western Digital Corporation and Charles William Frank(17)*
10.18	Form of Indemnity Agreement for Directors of Western Digital Corporation(16)
10.19	Form of Indemnity Agreement for Officers of Western Digital Corporation(16)
10.20	Lease by and between Serrano Jack, L.L.C., and Western Digital Corporation, dated May 30, 2000(8)
10.21	Standard Industrial/ Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation†
10.22	Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/ Edenvale Associates and Western Digital Corporation†
10.23	Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa Investments Corporation and Read-Rite Corporation, together with Second Amendment to Lease, dated as of May 28, 2002†

Exhibit
Number	Description

10.24	Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Inc.(4)(7)
10.24.1	Amendment No. 1 to Volume Purchase Agreement by and between Western Digital Corporation and Komag, Inc. effective October 5, 2001(12)
10.24.2	Amendment No. 2 to Volume Purchase Agreement, effective as of October 17, 2002, among Western Digital Corporation, Komag, Inc. and Komag USA (Malaysia) Sdn.(17)(19)
10.25	Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., dated February 7, 2001(15)§
10.25.1	Amendment No. 1 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., dated as of December 18, 2001(15)§
10.25.2	Amendment 2 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., effective as of June 19, 2002(15)
10.25.3	Third Amended and Restated Attachment No. 1 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., dated as of June 19, 2002(15)§
10.26	Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.(18)§
10.27	Credit Agreement, dated as of September 20, 2000, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(9)
10.27.1	First Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated March 8, 2001(11)
10.27.2	Second Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of March 23, 2001(11)
10.27.3	Third Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of April 7, 2001(11)
10.27.4	Fourth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of September 26, 2001(12)
10.27.5	Fifth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of December 21, 2001(13)§
10.27.6	Sixth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of January 11, 2002(14)
10.27.7	Seventh Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of June 28, 2002(15)
10.28	Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(11)
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Auditors†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on October 1, 1999.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(7)	Subject to confidentiality order dated June 27, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2002.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 25, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2002.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 7, 2003.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2003.

(19)	Subject to confidentiality order dated May 13, 2003.

(20)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003.

      (b) Reports on Form 8-K

      On April 24, 2003, the Company filed a current report on Form 8-K to file its press release dated April 24, 2003, announcing financial information for the quarter ended March 28, 2003, and including unaudited Condensed Consolidated Statements of Income and Balance Sheets for the quarter ended March 28, 2003.

      On May 7, 2003, the Company filed a current report on Form 8-K to provide Regulation FD disclosure in connection with investor presentations delivered by officials of the Company that included an update on certain conditions in the hard drive industry.

      On June 11, 2003, the Company filed a current report on Form 8-K to provide Regulation FD disclosure in connection with investor presentations delivered by officials of the Company that included an update on certain conditions in the hard drive industry.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ SCOTT MERCER

D. Scott Mercer
Senior Vice President and Chief Financial Officer

Dated: September 22, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Chairman and Chief Executive Officer (Principal Executive Officer)	September 22, 2003

/s/ SCOTT MERCER D. Scott Mercer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 22, 2003

/s/ JOSEPH R. CARRILLO Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)	September 22, 2003

/s/ PETER D. BEHRENDT Peter D. Behrendt	Director	September 22, 2003

/s/ I. M. BOOTH I. M. Booth	Director	September 22, 2003

/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	September 22, 2003

/s/ HENRY T. DENERO Henry T. DeNero	Director	September 22, 2003

/s/ WILLIAM L. KIMSEY William L. Kimsey	Director	September 22, 2003

/s/ MICHAEL D. LAMBERT Michael D. Lambert	Director	September 22, 2003

Signature	Title	Date

/s/ ROGER H. MOORE Roger H. Moore	Director	September 22, 2003

/s/ THOMAS E. PARDUN Thomas E. Pardun	Director	September 22, 2003

EXHIBIT LIST

Exhibit
Number	Description

2.1	Agreement and Plan of Merger to Form Holding Company, dated April 6, 2001, by and among Western Digital Corporation, Western Digital Technologies, Inc. (f/k/a Western Digital Corporation) and WD Merger Sub, Inc.(10)
2.2	Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR(US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read Rite Holding Company(21)
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(10)
3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002(20)
3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of July 16, 2002(20)
4.1	Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(10)
4.2	Form of Common Stock Certificate(1)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(10)
10.1	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(3)*
10.1.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(11)*
10.2	Western Digital Corporation Broad-Based Stock Incentive Plan(6)*
10.2.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(11)*
10.3	Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(11)*
10.3.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(11)*
10.4	Western Digital Corporation 1993 Employee Stock Purchase Plan (amended and restated as of November 14, 2002)(17)*
10.5	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 14, 2002(17)*
10.6	Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003(18)*
10.7	Western Digital Corporation Incentive Compensation Plan(12)*
10.8	Amended and Restated Deferred Compensation Plan, effective March 28, 2003(18)*
10.9	Amended and Restated Executive Bonus Plan, effective March 28, 2003(18)*
10.10	Amended and Restated 401(k) Plan, adopted as of March 28, 2002(14)*
10.10.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(17)*
10.11	Western Digital Corporation Executive Retention Plan(2)*
10.12	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Matthew E. Massengill, effective as of December 20, 2002(17)*
10.13	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Arif Shakeel, effective as of December 20, 2002(17)*

Exhibit
Number	Description

10.14	Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(5)*
10.14.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(11)*
10.15	Western Digital Corporation Amended and Restated Change of Control Severance Plan, effective March 29, 2001(17)*
10.16	Letter agreement, dated October 19, 2001, by and between Western Digital Corporation and D. Scott Mercer(13)*
10.17	Letter agreement, dated October 30, 2002, by and between Western Digital Corporation and Charles William Frank(17)*
10.18	Form of Indemnity Agreement for Directors of Western Digital Corporation(16)
10.19	Form of Indemnity Agreement for Officers of Western Digital Corporation(16)
10.20	Lease by and between Serrano Jack, L.L.C., and Western Digital Corporation, dated May 30, 2000(8)
10.21	Standard Industrial/ Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation†
10.22	Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/ Edenvale Associates and Western Digital Corporation†
10.23	Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa Investments Corporation and Read-Rite Corporation, together with Second Amendment to Lease, dated as of May 28, 2002†
10.24	Volume Purchase Agreement, dated April 8, 1999, by and between Western Digital Corporation and Komag, Inc.(4)(7)
10.24.1	Amendment No. 1 to Volume Purchase Agreement by and between Western Digital Corporation and Komag, Inc. effective October 5, 2001(12)
10.24.2	Amendment No. 2 to Volume Purchase Agreement, effective as of October 17, 2002, among Western Digital Corporation, Komag, Inc. and Komag USA (Malaysia) Sdn.(17)(19)
10.25	Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., dated February 7, 2001(15)§
10.25.1	Amendment No. 1 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., dated as of December 18, 2001(15)§
10.25.2	Amendment 2 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., effective as of June 19, 2002(15)
10.25.3	Third Amended and Restated Attachment No. 1 to the Agreement for Fabrication and Purchase of Semiconductor Products between International Business Machines Corporation and Western Digital Technologies, Inc., dated as of June 19, 2002(15)§
10.26	Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.(18)§
10.27	Credit Agreement, dated as of September 20, 2000, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(9)
10.27.1	First Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated March 8, 2001(11)
10.27.2	Second Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of March 23, 2001(11)
10.27.3	Third Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of April 7, 2001(11)

Exhibit
Number	Description

10.27.4	Fourth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of September 26, 2001(12)
10.27.5	Fifth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of December 21, 2001(13)§
10.27.6	Sixth Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of January 11, 2002(14)
10.27.7	Seventh Amendment to Credit Agreement, among Western Digital Technologies, Inc., the lenders identified therein, General Electric Capital Corporation and Bank of America, N.A., dated as of June 28, 2002(15)
10.28	Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(11)
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Auditors†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on October 1, 1999.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(7)	Subject to confidentiality order dated June 27, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2002.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 25, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2002.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 7, 2003.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2003.

(19)	Subject to confidentiality order dated May 13, 2003.

(20)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003.