Form 10-Q
period 2003-09-26
WESTERN DIGITAL CORP
filed 2003-11-07
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

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

(949) 672-7000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     As of the close of business on October 24, 2003, 205.9 million shares of common stock, par value $.01 per share, were outstanding.

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

     The information in the Company’s web site referenced herein is not incorporated by reference in this Quarterly Report on Form 10-Q.

     Western Digital® and the Western Digital logo are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED

	SEP. 26,	SEP. 27,
	2003	2002

Revenue, net	$714.2	$582.9
Cost of revenue	618.0	499.3

Gross margin	96.2	83.6

Operating expenses:
Research and development	63.7	31.9
Selling, general and administrative	27.6	26.4

Total operating expenses	91.3	58.3

Operating income	4.9	25.3
Net interest and other income (expense)	0.3	(1.3)

Income before income taxes	5.2	24.0
Income tax expense	0.2	1.8

Net income	$5.0	$22.2

Income per common share:
Basic	$.02	$.12

Diluted	$.02	$.11

Weighted average shares outstanding:
Basic	204.1	192.5

Diluted	215.9	196.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	SEP. 26,	JUN. 27,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$285.8	$393.2
Accounts receivable, net	328.7	243.9
Inventories	122.9	97.8
Other	12.6	9.2

Total current assets	750.0	744.1
Property and equipment, net	213.7	122.1
Other, net	37.9	—

Total assets	$1,001.6	$866.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$402.6	$352.3
Accrued expenses	181.1	153.4

Total current liabilities	583.7	505.7
Other liabilities	23.6	33.1
Long term debt	50.0	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized: 5.0; shares outstanding: none	—	—
Common stock, $.01 par value; shares authorized: 450.0; shares outstanding: 206.2 and 203.6, respectively	2.1	2.0
Additional paid-in capital	687.2	675.4
Accumulated deficit	(329.2)	(334.2)
Treasury stock, at cost 0.7 and 0.7 shares, respectively	(15.8)	(15.8)

Total shareholders’ equity	344.3	327.4

Total liabilities and shareholders’ equity	$1,001.6	$866.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	THREE MONTHS ENDED

	SEP. 26,	SEP. 27,
	2003	2002

Cash flows from operating activities:
Net income	$5.0	$22.2
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	21.4	11.6
Non-cash interest expense	—	1.2
In-process research and development expense	25.6	—
Changes in:
Accounts receivable	(82.3)	(14.2)
Inventories	(16.1)	(18.1)
Other assets	(3.8)	0.9
Accounts payable	34.3	41.4
Accrued expenses	4.8	0.7
Other	(6.9)	(1.7)

Net cash (used for) provided by operating activities	(18.0)	44.0

Cash flows from investing activities:
Capital expenditures, net	(19.9)	(12.4)
Asset acquisition, net of cash acquired	(94.8)	—

Net cash used for investing activities	(114.7)	(12.4)

Cash flows from financing activities:
Issuance of common stock under employee plans	11.5	3.4
Debenture redemptions and extinguishments	—	(14.3)
Net proceeds from long term debt	13.8	—

Net cash provided by (used for) financing activities	25.3	(10.9)

Net (decrease) increase in cash and cash equivalents	(107.4)	20.7
Cash and cash equivalents, beginning of period	393.2	223.7

Cash and cash equivalents, end of period	$285.8	$244.4

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$0.4	$1.0
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for extinguishment of convertible debentures	$—	$0.2
Liabilities assumed in asset acquisition	$77.2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accounting policies followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended June 27, 2003. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 27, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.	Supplemental Financial Statement Data (in millions)

	SEP. 26,	JUN. 27,
	2003	2003

Inventories:
Finished goods	$61.7	$66.4
Work in process	50.7	19.6
Raw materials and component parts	10.5	11.8

	$122.9	$97.8

	THREE MONTHS
	ENDED

	SEP. 26,	SEP. 27,
	2003	2002

Net Interest and Other Income (Expense):
Interest income	$0.7	$0.8
Interest and other expense	(0.4)	(2.1)

	$0.3	$(1.3)

The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty provision for the three months ended September 26, 2003 and September 27, 2002 were as follows (in millions):

	THREE MONTHS
	ENDED

	SEP. 26,	SEP. 27,
	2003	2002

Liability at beginning of period	$52.9	$47.4
Charges to operations	13.3	13.0
Utilization	(11.1)	(13.2)
Changes in liability related to pre-existing warranties	(3.1)	1.5

Liability at end of period	$52.0	$48.7

3.	Income per Share

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS
	ENDED

	SEP. 26,	SEP. 27,
	2003	2002

Net income	$5.0	$22.2

Weighted average shares outstanding:
Basic	204.1	192.5
Employee stock options and other	11.8	4.3

Diluted	215.9	196.8

Income per share:
Basic	$.02	$.12

Diluted	$.02	$.11

For purposes of computing diluted income per share, antidilutive common share equivalents have been excluded from the calculation for employee stock options with an exercise price that exceeded the average fair market value of the common stock for the period. For the three months ended September 26, 2003 and September 27, 2002, options to purchase 13.4 million and 26.6 million common shares, respectively, were excluded from the computation of diluted income per share. For the three months ended September 27, 2002, the computation of diluted income per share also excludes 2.4 million common shares issuable upon conversion of the 5.25% zero coupon convertible subordinated debentures (the “Debentures”).

4.	Common Stock and Convertible Debenture Transactions

During the three months ended September 26, 2003, the Company issued approximately 1.3 million shares of its common stock in connection with Employee Stock Purchase Plan (“ESPP”) purchases and approximately 1.3 million shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $11.5 million. During the three months ended September 27, 2002, the Company issued approximately 0.8 million shares of its common stock in connection with ESPP purchases and approximately 0.2 million shares of its common stock in connection with common stock option exercises, for aggregate cash proceeds of $3.4 million.

During the three months ended September 27, 2002, the Company paid $14.3 million in cash and issued approximately 0.1 million shares of common stock to redeem a portion of its Debentures with a book value of $14.7 million and an aggregate amount at maturity of $32.6 million. In fiscal year 2003, the Company redeemed its remaining outstanding Debentures.

5.	Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and ESPP, collectively called “Options”) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”) and to follow the pro forma net income (loss), pro forma income (loss) per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. The following table sets forth the computation of basic and diluted income (loss) per share for each of the three months ended September 26, 2003 and September 27, 2002 and illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	THREE MONTHS
	ENDED

	SEP. 26,	SEP. 27,
	2003	2002

Net income, as reported	$5.0	$22.2
Add: Stock-based employee compensation included in reported net income, net of related taxes	0.5	0.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6.7)	(6.6)

Pro forma net income (loss)	$(1.2)	$16.1

Basic income (loss) per share:
As reported	$.02	$.12

Pro forma	$(.01)	$.08

Diluted income (loss) per share:
As reported	$.02	$.11

Pro forma	$(.01)	$.08

The pro forma income (loss) per share information is estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised. The pro forma impact of applying SFAS 123 at September 26, 2003 is not necessarily representative of future periods.

The fair value of Options granted during the three months ended September 26, 2003 and September 27, 2002 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	STOCK OPTION
	PLANS		ESPP

	SEP. 26,	SEP. 27,	SEP. 26,	SEP. 27,
	2003	2002	2003	2002

Option life (in years)	4.01	3.67	1.25	1.25
Risk-free interest rate	1.66%	3.52%	1.09%	2.06%
Stock price volatility	0.77	0.88	0.77	0.88
Dividend yield	—	—	—	—
Fair value	$6.61	$2.38	$4.64	$2.28

6.	Read-Rite Asset Acquisition

In June 2003, Read-Rite Corporation (“Read-Rite”), one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, in an effort to increase the Company’s operational flexibility and ensure access to future head technologies, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million and consisted of cash consideration of $94.8 million, assumed debt obligations of the Thailand operations of approximately $60.2 million and direct costs of the acquisition and other miscellaneous assumed obligations totaling $17.0 million. The Company accounted for this transaction as an asset acquisition.

The estimated fair value of the assets acquired and liabilities assumed are as follows:

Current assets	$17.4
PP&E	90.2
Purchased technology	38.8
In-process research and development	25.6

$172.0

Approximately $25.6 million of the purchase price related to acquired in-process research and development projects that had not reached technological feasibility and had no alternative future use. The Company reached this conclusion based on a valuation report prepared by a third party valuation specialist and internal reviews by management. Accordingly, the Company recorded the $25.6 million as a charge to research and development expense in the three months ended September 26, 2003. Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years.

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

On July 5, 2001, the Company’s Western Digital Technologies, Inc. subsidiary (“WDT”) and its Malaysian subsidiary (“WDM”) filed suit (the “complaint”) against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel devices for the Company’s hard drives. WDM also stopped making payments to Cirrus for past deliveries of devices and terminated all outstanding purchase orders from Cirrus for such devices. The complaint alleged that Cirrus’ unlawful conduct caused damages in excess of any amounts alleged to be owing on outstanding invoices or arising out of any alleged breach of the outstanding purchase orders. On August 20, 2001, Cirrus filed an answer and cross-complaint denying the allegations contained in the complaint and asserting counterclaims against the plaintiffs for, among other things, the amount of the outstanding invoices and the plaintiffs’ alleged breach of the outstanding purchase orders. The disputed payable was approximately $26.5 million. Cirrus claimed that the cancelled purchase orders totaled approximately $26.0 million.

In July 2003, the parties agreed to attempt to resolve their claims through mediation, and scheduled a mediation for August 22, 2003. On August 22, 2003, the Company and Cirrus reached a settlement of this litigation and subsequently executed a formal written settlement agreement. Pursuant to the terms of the agreement, on October 16, 2003, the Company made a one-time payment to Cirrus of $45.0 million in exchange for a mutual release of claims. The letter of credit previously posted by the Company also has been released. Western Digital had previously recorded an obligation totaling approximately $26.5 million related to the disputed payables. The difference of approximately $18.5 million between the settlement amount and the amount previously recorded was included in the cost of sales for the fourth quarter and year ended June 27, 2003. Formal dismissals of claims were entered with the Court in this matter on October 22, 2003.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at September 26, 2003, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 27, 2003.

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

Description of the Business

     Western Digital designs, develops, manufactures and markets hard drives for digital information storage. The Company’s hard drives are used in desktop personal computers (“PC’s”), servers, network attached storage devices and an expanding list of consumer electronics (“CE”) products such as video game consoles, digital video recorders and satellite and cable set-top boxes. Western Digital markets its hard drives directly to PC manufacturers, including large, brand name PC manufacturers such as Dell and Hewlett-Packard; to CE manufacturers; and to distributors, resellers and retailers that serve a wide range of end users. Unless otherwise noted, all references to market share and industry data included in this discussion are according to the March 2003 report published by TrendFOCUS, Inc. (“TrendFOCUS”) and the June 2003 report published by Gartner/Dataquest, Inc. (“Gartner”).

     Western Digital builds hard drives in two assembly facilities, one in Malaysia and one in Thailand and manufactures recording heads in two facilities, one in California and one in Thailand (see “Recent Developments”). The Company also builds printed circuit board assemblies in its Malaysia hard drive facility. Western Digital procures components from industry-leading technology companies, many of which work with the Company from design and development through manufacturing.

     Hard-drive industry dynamics have changed significantly over the last several years. Currently, seven hard drive vendors compete in the $20 billion-a-year hard drive market, compared to 15 vendors in calendar year 2000. Western Digital believes consolidation in the industry has contributed to more efficient operations, leaner cost structures and more predictable operating results. According to TrendFOCUS quarterly reports for 2003, Western Digital, Seagate Technologies, Maxtor Corporation, and Hitachi Global Storage Technologies (including sales by IBM and Hitachi prior to their formation of this joint venture in 2003) supplied approximately 85% of the total hard drive market during 2003.

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

     Western Digital’s growth will be influenced greatly by developments in the PC hard drive market. TrendFOCUS estimates that desktop PC hard drive shipments totaled approximately 155 million units in calendar year 2002 and that this market will grow by approximately 6% per year through calendar year 2006. The Company has increased its resources to address the fast-growing emerging markets of Asia, Latin America and Eastern Europe, where its revenue grew to 34% of total Company revenue in fiscal year 2003 from 32% a year earlier. Gartner estimates that demand for desktop PC hard drives in emerging markets will increase 13% per year through calendar year 2007.

     Because CE demand for hard drives is relatively new, with many consumer applications currently employing similar hard drive technology as is found in desktop PC’s, Western Digital presently believes it can grow in this developing market without significant increases in operating expenses. However as this market develops, additional investments by the Company may be required. TrendFOCUS estimates that unit shipments of hard drives in CE markets, which totaled approximately 9 million units in calendar year 2002, will grow by approximately 57% per year through calendar year 2006.

     The Company is pursuing new revenue opportunities in enterprise storage through its application of the new Serial Advanced Technology Attachment (“SATA”) interface, which, the Company believes, over the next few years will replace the present parallel Advanced Technology Attachment (“ATA”) interface in desktop PC’s. The SATA interface contains many of the same benefits of the Small Computer Systems Interface, or “SCSI” — the predominant interface currently used in most enterprise hard drive applications — at a lower cost. TrendFOCUS estimates that 36% of enterprise hard drive unit shipments will use the ATA/SATA interface by calendar year 2006. In addition, the Company has plans to enter the mobile hard drive market, specifically providing hard drives for notebook PC’s. TrendFOCUS forecasts that unit sales of hard drives to the mobile market will grow from approximately 33 million in calendar year 2002 to approximately 53 million in calendar year 2006, reflecting a compound annual growth rate of approximately 13%.

Recent Developments

     In June 2003, Read-Rite Corporation (“Read-Rite”), one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, in an effort to increase the Company’s operational flexibility and ensure access to future head technologies, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172 million and consisted of cash consideration of $95 million, assumed debt obligations of the Thailand operations of approximately $60 million and direct costs of the acquisition and other miscellaneous assumed obligations totaling approximately $17 million. In addition, existing bank obligations relating to the Thailand operations were refinanced by the Company with a new term loan of approximately $50 million.

     As a result of the acquisition, the Company anticipates that its average gross margin will improve during the second half of 2004 as the Company improves the efficiencies of the head manufacturing operations.

Results of Operations

     In the three months ended September 26, 2003, Western Digital produced a net revenue increase of 22.5%, to $714.2 million, on unit shipments of 11.3 million. The Company’s gross margin for the quarter was 13.5%, a decrease of 0.8 percentage points from the three months ended September 27, 2002. Gross margin was negatively impacted by start-up expenses and other charges relating to the newly acquired head manufacturing operations totaling $18.1 million. Operating income also decreased by 80.6% to $4.9 million from the corresponding period in the prior year due to the $18.1 million of start-up expense and other charges recorded in cost of sales, $27.0 million of other acquisition related charges, primarily for acquired in-process research and development and $5.3 million of on-going head design research and development expenses.

Summary Comparison

     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (dollars in millions):

	THREE MONTHS ENDED

	SEP. 26, 2003		SEP. 27, 2002

Revenue, net	$714.2	100.0%	$582.9	100.0%
Gross margin	96.2	13.5	83.6	14.3
Total operating expenses	91.3	12.8	58.3	10.0
Operating income	4.9	0.7	25.3	4.3
Net Income	5.0	0.7	22.2	3.8

Net Revenue

     Net revenue was $714.2 million for the three months ended September 26, 2003, an increase of 22.5%, or $131.3 million, from the three months ended September 27, 2002. Total unit shipments increased to 11.3 million for the quarter as compared to 8.6 million for the corresponding period in the prior year as a result of the Company’s improved market share as well as an increase in demand for hard drives in the PC market and in emerging markets, such as gaming consoles and personal video recorders. Average selling prices (“ASP’s”) decreased to $63 per unit for the quarter from $68 in the corresponding period in the prior year. Historically, ASP’s in the desktop hard drive industry have generally declined annually in the 10-20% range. However, those price declines have moderated over the past few quarters given longer product life cycles, improved supply/demand management, industry consolidation and fewer component cost reduction opportunities.

     Revenue by geographic region for the three months ended September 26, 2003 was 38% from the Americas, 30% from Europe and 32% from Asia compared to 48%, 33% and 19%, respectively, for the corresponding prior period, reflecting the Company’s continued focus on revenue growth in emerging markets.

     Revenue by sales channel for the three months ended September 26, 2003 was 53% from original equipment manufacturers, 40% from distributors and 7% from the retail channel compared to 52%, 41% and 7%, respectively, for the corresponding prior period.

Gross Margin

     For the three months ended September 26, 2003, gross margin percentage decreased to 13.5% from 14.3% for the corresponding period of the prior year. The decrease in gross margin percentage over the prior year period was a result of start-up expenses and other charges totaling $18.1 million relating to the Company’s newly acquired head manufacturing operations offset by a more moderate pricing environment, manufacturing efficiencies associated with higher hard drive unit volumes and continuing cost reduction efforts. These charges consisted primarily of head manufacturing employee severance costs, start-up expenses and under-absorbed overhead related to low head production volumes.

Operating Expenses

     Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), increased to 12.8% of net revenue for the three months ended September 26, 2003 as compared to 10.0% of net revenue for the corresponding period of the prior year. Increases in operating expenses over the prior year are primarily related to the Company’s newly acquired head manufacturing operations, as described below.

     R&D expense was $63.7 million for the three months ended September 26, 2003, an increase of 99.7%, or $31.8 million, from the three months ended September 27, 2002. The increase in R&D expense from the corresponding period of the prior year was primarily due to a charge of $25.6 million for acquired in-process research and development costs and $5.3 million of on-going head-design research and development expenses.

     SG&A expense was $27.6 million for the three months ended September 26, 2003, an increase of 4.5% or $1.2 million, from the three months ended September 27, 2002. The increase in SG&A expense from the corresponding period of the prior year was primarily due to expenses associated with the newly acquired head manufacturing operations.

Income Tax Provision

     Income tax provision was $0.2 million for the three months ended September 26, 2003. Differences between the effective tax rate for the three months ended September 26, 2003 of approximately 3.5%, and the U.S. federal statutory rate are primarily related to earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared to U.S. statutory rates and the partial utilization of net operating loss (“NOL”) carryforwards.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $285.8 million at September 26, 2003 and $393.2 million at June 27, 2003. Net cash used for operating activities was $18.0 million during the three months ended September 26, 2003 which consists of $52.0 million in cash flow from operating activities before working capital changes, offset by $70.0 million used to fund working capital.

The increase in cash used to fund working capital requirements is primarily due to settlement of pre-existing accounts payable relating to the acquired Thailand head manufacturing operations and a higher accounts receivable balance resulting from the first quarter’s back-end loaded demand profile.

     The Company’s working capital requirements depend upon the effective management of its cash conversion cycle. The cash conversion cycle, which represents the sum of the number of days sales outstanding (“DSO”) and days inventory outstanding (“DIO”) less days payable outstanding (“DPO”), was positive one day for the three months ended September 26, 2003, as compared to a negative 10 days for the three months ended September 27, 2002. The increase in the cash conversion cycle is due to higher DSO’s, as a result of the higher accounts receivable balance associated with the first quarter’s back-end loaded demand profile. The cash conversion cycle for the three months ended September 26, 2003, consists of 42 DSO, 18 DIO less 59 DPO.

     Other uses of cash during the three months ended September 26, 2003 included $94.8 million for the Read-Rite asset acquisition and $19.9 million of net capital expenditures. Other sources of cash during the period included $11.5 million received in connection with stock option exercises and Employee Stock Purchase Plan purchases.

     On September 19, 2003, the Company entered into a new $125 million five-year credit facility (“Senior Credit Facility”) replacing the facility that matured on September 20, 2003. The new Senior Credit Facility provides up to $75 million in revolving credit and a term loan of $50 million (subject to outstanding letters of credit and a borrowing base calculation). Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. The Company was in compliance with such covenants at September 26, 2003. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3 million beginning in October 2004. The Company used the proceeds from the term loan to repay bank obligations incurred as a result of the newly acquired head manufacturing operations in Thailand. The Company had also issued a $25 million standby letter of credit under the facility to Cirrus Logic, Inc. (“Cirrus”) concerning the $26.5 million in disputed accounts payable. On August 22, 2003, the Cirrus litigation was settled and subsequent to September 26, 2003 the Company paid the settlement and the letter of credit was released. (Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q).

     The Company believes its current cash and cash equivalents will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk Factors That May Affect Future Results.”

Critical Accounting Policies

     The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material.

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

Warranty

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products increase above expectations, an increase in the warranty provision would be required, which could negatively affect operating results.

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

Risk Factors That May Affect Future Results

Our operating results depend on optimizing time-to-market and time-to-volume, overall quality of new technologies, and costs of new and established products.

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

Product life cycles in the desktop hard drive market require continuous technical innovation associated with higher areal densities.

     New products in the desktop hard drive market may require higher areal densities (the gigabyte of storage per disk) than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require fewer heads and disks to achieve a given drive capacity, which means that existing head technology must be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs would put us at a competitive disadvantage to companies that achieve these results.

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

     We regularly engage in new product qualification with our customers. To be considered for qualification, we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume computer manufacturers, most of which continue to consolidate their share of the PC market. If product life cycles continue to be extended due to a decrease in the rate of areal density growth, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could harm our competitive position. These risks are increased because we expect cost improvements and competitive pressures to result in declining gross margins on our current generation products.

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

A fundamental change in recording technology could result in significant increases in our operating expenses and could put us at a competitive disadvantage.

     Currently the hard drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. However, some of our competitors are developing new recording technologies that may enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular, current perpendicular-to-plane, and tunneling junction technology. If the industry experiences a fundamental shift in recording technology, hard drive manufacturers would need to adjust their designs and processes to accommodate the new technology. As a result, we could incur substantial costs in developing new technologies, media, and tools, in order to remain competitive. We may also become more dependent on suppliers to ensure our access to components that accommodate the new technology. Either of these results would increase our operating costs, which may negatively impact our operating results.

The decline in ASP’s in the hard drive industry could adversely affect our operating results.

     The hard drive industry has experienced declining ASP’s in recent years. Although the rate of decline has decreased in recent quarters, there can be no assurance that this trend will continue. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity, and therefore a lower component cost. Because of the competitiveness of the hard drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our ASP’s decline even further when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. A continued decline in ASP’s could cause our operating results to suffer.

The hard drive industry is highly competitive and characterized by rapid shifts in market share among the major competitors.

     The price of hard drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or attempting to gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, result in significant and rapid shifts in market share among the industry’s major participants. In addition, product recalls can lead to a loss of market share, which could adversely affect our operating results.

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

     Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems. According to data released by International Data Corporation Tracker in December 2002, systems priced below $600 comprised the fastest growing segment of the consumer market for desktop computers. Although we were late to market with a value line hard drive to serve the low-cost PC market, we are now offering such value line products at prices that we view as competitive. However, if we are not able to continue to offer a competitively priced value line hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

     In addition, the PC market is fragmenting into a variety of computing devices and products. Some of these products may not contain a hard drive. On the other hand, many industry analysts expect, as do we, that as communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives will be found in many consumer products other than computers. For example, although general market acceptance remains in its early stages, the use of hard drives has expanded into the game console market. Currently, Microsoft’s Xbox® video game system is the only game console available that incorporates a hard drive. In May 2003, Sony announced plans to release the PSX™ product combining their PlayStation® 2 architecture with a 120 GB hard drive. We anticipate that other game console manufacturers will incorporate hard drives into their products. However, there can be no assurance that they will, or that the market for these products will grow. In addition, some consumer electronics, such as personal video recorders and digital video recorders, may require attributes not currently offered in our products, which may result in a need to expend capital, increasing our overall operational expense. If we are not successful in using our hard drive technology and expertise to develop new products for the emerging consumer electronics market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

If we do not successfully expand into new hard drive market segments, our business may suffer.

     To remain a significant supplier of hard drives, we will need to offer a broad range of disk drive products to our customers. We currently offer a variety of 3.5-inch form factor hard drives for the desktop computer market. However, demand for hard drives may shift to products in smaller form factors, which we do not currently offer, but which some of our competitors offer. In addition, the desktop PC industry is transitioning to higher speed interfaces such as SATA to handle higher data transfer rates and 80 GB per platter technology for increased capacity. We currently offer SATA and 80 GB per platter products, however, the transition of technology and the introduction of new products is challenging and creates risks. While we continue to develop new products and look to expand into non-desktop applications such as consumer electronics and mobile products, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of desktop hard drives.

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

     To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, as we did in 2000 as a result of our decision to exit the SCSI enterprise hard drive market.

     In some cases, not only are we dependent on a limited number of suppliers, but we also have entered into contractual commitments that require us to buy a substantial number of components from certain suppliers. For example in April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. In October 2001, we amended the Komag volume purchase agreement to extend the initial term to six years. Similarly, in February 2001, we entered into a volume purchase agreement with IBM under which we buy a portion of our read channel devices from IBM. Effective October 2003, we amended the IBM volume purchase agreement to extend the term through December 31, 2004. In addition, in June 2002, we entered into a five-year volume purchase agreement with Marvell under which we buy a portion of our read channel devices from Marvell. These relationships have increased our dependence on each of Komag, IBM and Marvell as a supplier. Our future operating results may depend substantially on Komag’s ability to timely qualify its media components in our new development programs, and each of Komag’s, IBM’s and Marvell’s ability to supply us with these components in sufficient volume to meet our production requirements. A significant disruption in Komag’s ability to manufacture and supply us with media components or IBM’s or Marvell’s ability to manufacture and supply us with read channel devices could harm our operating results.

If we are unable to timely and cost effectively develop heads with leading technology, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

     As a result of our acquisition of the assets of Read-Rite, we are developing and manufacturing heads for use in the hard drives we manufacture. Consequently, we will be more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers. In November 2002, Read-Rite announced that it had achieved an areal density of 146 gigabits per square inch using perpendicular recording technology. There can be no assurance, however, that we will be successful in timely and cost effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs. In addition, we may not have access to external sources of supply without incurring substantial costs. If we fail to develop new technologies in a timely manner, and if we do not have access to external sources of supply that incorporate new technologies, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer.

In connection with our acquisition of the assets of Read-Rite Corporation, we will experience additional costs and risks.

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

     Moreover, capital expenditures and working capital investments required to operate the purchased assets will utilize additional cash. We expect significant investment in research and development and investigation of new recording technologies to extend recording technology will be required. We expect its capital expenditures, viewed as an average over several years, to increase by approximately $70 million to $90 million to support the acquired manufacturing operations of Read-Rite.

     In addition, we may incur additional costs, expenses and risks, including:

•	we may not have sufficient head sources in the event that we are unable to manufacture a sufficient supply of heads to satisfy our needs;

•	third party head suppliers may not deal with us or may not deal with us on the same terms and conditions we have previously enjoyed;

•	component suppliers of Read-Rite may not deal with us on favorable terms;

•	the operation of the acquired Read-Rite assets may divert our attention from other business operations;

•	the costs of operating Read-Rite’s assets may exceed the prices we have historically paid for heads or the prices that might be otherwise available to us from other vendors;

•	we may be subject to claims that our manufacturing of heads may infringe certain intellectual property rights of other companies;

•	we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws applicable to our new Fremont, California facility, including those governing the discharge of pollutants into the air and water; and

•	it may be difficult and time-consuming for us to locate suitable manufacturing equipment for our head manufacturing processes and replacement parts for such equipment.

     If we do not adequately address the challenges related to the acquisition, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins, and negatively impacting our operating results.

To develop new products we must maintain effective partner relationships with our strategic component suppliers.

     Under our business model, we do not manufacture any of the component parts used in our hard drives, other than heads as a result of our acquisition of the assets of Read-Rite. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. Until recently, we were engaged in litigation with Cirrus, a supplier who previously was the sole source of read channel devices for our hard drives. We settled this litigation in August 2003. As a result of the disputes that gave rise to the litigation, our business operations were at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

Some of our customers have adopted a subcontractor model that increases our credit risk and could result in an increase in our operating costs.

     Some of our computer manufacturer customers (also referred to as original equipment manufacturers or “OEMs”) have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Any credit losses we may suffer as a result of this increased risk would increase our operating costs, which may negatively impact our operating results.

We have only two high-volume hard-drive manufacturing facilities and two head manufacturing facilities, which subjects us to the risk of damage or loss of any of these facilities.

     Our hard drives are manufactured in two facilities, one in Malaysia and one in Thailand. We acquired the Thailand manufacturing facility in 2002. In addition, following our acquisition of the assets of Read-Rite in July 2003, we are operating a wafer fabrication facility in Fremont, California and a slider fabrication facility in Thailand. A fire, flood, earthquake or other disaster, condition or event that adversely affects any of these facilities or our ability to manufacture could result in a loss of sales and revenue and harm our operating results.

Terrorist attacks may adversely affect our business and operating results.

     The terrorist attacks on the United States on September 11, 2001, the United States-led military response to counter terrorism and the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the financial and insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which we operate. Further acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption or delays of our manufacturing capabilities or shipments of our products, our business, operating results and financial condition could be adversely affected.

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

     Because we manufacture our products abroad, our operating costs are subject to fluctuations in foreign currency exchange rates. Further fluctuations in the exchange rate of the Thai Baht, a floating currency, or a determination by the Malaysian government to repeg the Malaysian Ringgit or convert it to a floating currency, could result in an increase in our operating costs, which may negatively impact our operating results.

     We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place, which occurred in Malaysia during the first quarter of 1999. As a result of the Malaysian currency controls, we are no longer hedging the Malaysian currency risk. Currently, we hedge the Thai Baht, British Pound Sterling and the Euro.

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

     As of September 26, 2003, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	September 26, 2003

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate	Gain (Loss)

FOREIGN CURRENCY FORWARD CONTRACTS:
Thai Baht (USD/THB)	$20.4	40.05	—
British Pound Sterling	$2.5	1.65	—
Euro	$1.1	1.14	—

     During the three months ended September 26, 2003 and September 27, 2002, respectively, total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s condensed consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

     At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. At September 26, 2003, the Company had a $50 million term loan outstanding under the Senior Credit Facility.

Item 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q which is hereby incorporated by reference. Reference is also made to Part II, Item 8, Notes to Consolidated Financial Statements, Note 5, “Legal Proceedings,” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003, for previous descriptions of these matters.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

2.2	Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read-Rite Holding Company (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003)

10.27	Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.†§

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(b)	Reports on form 8-K:

On July 24, 2003, the Company filed a current report on Form 8-K to file its press release dated July 24, 2003, announcing financial information for the fourth fiscal quarter and fiscal year ended June 27, 2003, and including unaudited Condensed Consolidated Statements of Income and Balance Sheets for the year ended June 27, 2003.

On August 15, 2003, the Company filed a current report on Form 8-K to announce the acquisition of substantially all of the assets of Read-Rite Corporation.

On August 26, 2003, the Company filed a current report on Form 8-K to file its press release dated August 25, 2003, announcing the settlement of litigation and financial results for the fourth fiscal quarter and fiscal year ended June 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant

	/s/	Scott Mercer

D. Scott Mercer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	/s/	Joseph R. Carrillo

Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: November 7, 2003

EXHIBIT INDEX

2.2	Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read-Rite Holding Company (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003)

10.27	Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.†§

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.