Form 10-Q
period 2003-12-26
WESTERN DIGITAL CORP
filed 2004-02-03
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

As of the close of business on January 23, 2004, 207.0 million shares of common stock, par value $.01 per share, were outstanding.

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

     The information on the Company’s web site, http://www.westerndigital.com, is not incorporated by reference in this Quarterly Report on Form 10-Q.

     Western Digital® and the Western Digital logo are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	DEC. 26,	DEC. 27,	DEC. 26,	DEC. 27,
	2003	2002	2003	2002

Revenue, net	$834.8	$749.5	$1,549.0	$1,332.4
Cost of revenue	693.0	605.4	1,311.0	1,104.7

Gross margin	141.8	144.1	238.0	227.7

Operating expenses:
Research and development	44.0	34.4	107.7	66.3
Selling, general and administrative	26.5	33.6	54.1	60.1

Total operating expenses	70.5	68.0	161.8	126.4

Operating income	71.3	76.1	76.2	101.3
Net interest and other income (expense)	—	0.5	0.3	(0.7)

Income before income taxes	71.3	76.6	76.5	100.6
Income tax provision	2.5	2.2	2.7	4.0

Net income	$68.8	$74.4	$73.8	$96.6

Income per common share:
Basic	$.33	$.38	$.36	$.50

Diluted	$.32	$.36	$.34	$.48

Weighted average shares outstanding:
Basic	205.4	193.7	204.8	193.1

Diluted	217.9	204.1	216.9	200.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	DEC. 26,	JUN. 27,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$318.4	$393.2
Accounts receivable, net	361.3	243.9
Inventories	155.8	97.8
Other	9.9	9.2

Total current assets	845.4	744.1
Property and equipment, net	236.1	122.1
Intangible assets, net	32.9	—
Other, net	1.4	—

Total assets	$1,115.8	$866.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471.7	$364.6
Accrued expenses	149.7	141.1
Current portion long-term debt	3.1	—

Total current liabilities	624.5	505.7
Other liabilities	27.5	33.1
Long-term debt	46.9	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized: 5.0; shares outstanding: none	—	—
Common stock, $.01 par value; shares authorized: 450.0; shares outstanding: 206.9 and 203.6, respectively	2.1	2.0
Additional paid-in capital	691.3	675.4
Accumulated deficit	(260.4)	(334.2)
Treasury stock, at cost 0.7 and 0.7 shares, respectively	(16.1)	(15.8)

Total shareholders’ equity	416.9	327.4

Total liabilities and shareholders’ equity	$1,115.8	$866.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	SIX MONTHS ENDED

	DEC. 26,	DEC. 27,
	2003	2002

Cash flows from operating activities:
Net income	$73.8	$96.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.2	23.5
Non-cash interest expense	—	2.2
In-process research and development expense	25.6	—
Changes in:
Accounts receivable	(114.8)	(27.5)
Inventories	(49.0)	(32.4)
Other assets	(1.2)	(3.7)
Accounts payable	91.1	57.3
Accrued expenses	(14.6)	21.6
Other	(2.8)	(2.3)

Net cash provided by operating activities	55.3	135.3

Cash flows from investing activities:
Capital expenditures, net	(64.1)	(27.8)
Asset acquisition, net of cash acquired	(94.8)	—

Net cash used for investing activities	(158.9)	(27.8)

Cash flows from financing activities:
Issuance of common stock under employee plans	15.0	10.0
Debenture redemptions and extinguishments	—	(14.3)
Net proceeds from long term debt	13.8	—

Net cash provided by (used for) financing activities	28.8	(4.3)

Net (decrease) increase in cash and cash equivalents	(74.8)	103.2
Cash and cash equivalents, beginning of period	393.2	223.7

Cash and cash equivalents, end of period	$318.4	$326.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1.7	$1.7
Cash paid during the period for interest	$0.6	$—

Supplemental disclosures of non-cash investing activities:
Liabilities assumed in asset acquisition	$77.2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accounting policies followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended June 27, 2003. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 27, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior periods’ amounts have been reclassified to conform to current period presentation.

2.	Supplemental Financial Statement Data (in millions)

	DEC. 26,	JUN. 27,
	2003	2003

Inventories:
Finished goods	$78.6	$66.4
Work in process	58.6	19.6
Raw materials and component parts	18.6	11.8

	$155.8	$97.8

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED

	DEC. 26,	DEC. 27,	DEC. 26,	DEC. 27,
	2003	2002	2003	2002

Net Interest and Other Income (Expense):
Interest income	$0.6	$0.9	$1.2	$1.7
Interest and other expense	(0.6)	(0.4)	(0.9)	(2.4)

	$—	$0.5	$0.3	$(0.7)

The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty provision for the three months and six months ended December 26, 2003 and December 27, 2002 were as follows (in millions):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED

	DEC. 26,	DEC. 27,	DEC. 26,	DEC. 27,
	2003	2002	2003	2002

Liability at beginning of period	$52.0	$48.7	$52.9	$47.4
Charges to operations	16.6	14.4	29.3	26.8
Utilization	(13.3)	(13.7)	(24.5)	(26.9)
Changes in estimate related to pre-existing warranties	(2.1)	1.9	(4.5)	4.0

Liability at end of period	$53.2	$51.3	$53.2	$51.3

3.	Income per Share

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED

	DEC. 26,	DEC. 27,	DEC. 26,	DEC. 27,
	2003	2002	2003	2002

Net income	$68.8	$74.4	$73.8	$96.6

Weighted average shares outstanding:
Basic	205.4	193.7	204.8	193.1
Employee stock options and other	12.5	10.4	12.1	7.4

Diluted	217.9	204.1	216.9	200.5

Income per share:
Basic	$.33	$.38	$.36	$.50

Diluted	$.32	$.36	$.34	$.48

For purposes of computing diluted income per share, antidilutive common share equivalents have been excluded from the calculation for employee stock options with an exercise price that exceeded the average fair market value of the common stock for the period. These antidilutive common share equivalents totaled 14.1 million and 21.8 million for the three months ended December 26, 2003 and December 27, 2002, respectively, and 13.8 million and 24.7 million for the six months ended December 26, 2003 and December 27, 2002, respectively. For the three months and six months ended December 27, 2002, the computation of diluted income per share also excludes 2.4 million common shares issuable upon conversion of the 5.25% zero coupon convertible subordinated debentures (the “Debentures”).

4.	Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”), collectively called “Options”) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”), and to follow the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. The following table sets forth the computation of basic and diluted income per share for each of the three months and six months ended December 26, 2003 and December 27, 2002, and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED

	DEC. 26,	DEC. 27,	DEC. 26,	DEC. 27,
	2003	2002	2003	2002

Net income, as reported	$68.8	$74.4	$73.8	$96.6
Add: Stock-based employee compensation included in reported net income, net of related taxes	0.5	0.5	1.0	1.0
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7.2)	(7.2)	(13.9)	(12.8)

Pro forma net income	$62.1	$67.7	$60.9	$84.8

Basic income per share:
As reported	$.33	$.38	$.36	$.50

Pro forma	$.30	$.35	$.30	$.44

Diluted income per share:
As reported	$.32	$.36	$.34	$.48

Pro forma	$.29	$.34	$.28	$.43

The pro forma income per share information is estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised. The pro forma impact of applying SFAS 123 at December 26, 2003 is not necessarily representative of future periods.

The fair value of Options granted during the six months ended December 26, 2003 and December 27, 2002 has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	STOCK OPTION
	PLANS		ESPP

	DEC. 26,	DEC. 27,	DEC. 26,	DEC. 27,
	2003	2002	2003	2002

Option life (in years)	4.26	3.69	1.25	1.25
Risk-free interest rate	1.70%	3.47%	1.09%	2.06%
Stock price volatility	0.77	0.88	0.77	0.88
Dividend yield	—	—	—	—
Fair value	$7.22	$2.50	$4.64	$2.28

5.	Credit Facility and Convertible Debenture Transactions

The Company has a $125 million five-year Senior Credit Facility, which provides up to $75 million in revolving credit and a term loan of $50 million (subject to outstanding letters of credit and a borrowing base calculation). Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. The Company was in compliance with such covenants at December 26, 2003. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3 million beginning in October 2004. The Company used the proceeds from the term loan to repay bank obligations incurred as a result of the newly acquired head manufacturing operations in Thailand.

During the six months ended December 27, 2002, the Company paid $14.3 million in cash and issued approximately 0.1 million shares of common stock to redeem a portion of its Debentures with a book value of $14.7 million and an aggregate amount at maturity of $32.6 million. In fiscal year 2003, the Company redeemed its remaining outstanding Debentures.

6.	Read-Rite Asset Acquisition

In June 2003, Read-Rite Corporation (“Read-Rite”), one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million and consisted of cash consideration of $94.8 million, assumed debt obligations of the Thailand operations of approximately $60.2 million and direct costs of the acquisition and other miscellaneous assumed obligations totaling $17.0 million. The Company accounted for this transaction as an asset acquisition.

The estimated fair value of the assets acquired and liabilities assumed are as follows:

Current assets	$17.4
Property and equipment	90.2
Purchased technology	38.8
In-process research and development	25.6

$172.0

Approximately $25.6 million of the purchase price related to acquired in-process research and development projects that had not reached technological feasibility and had no alternative future use. The Company reached this conclusion based on a valuation report prepared by a third party valuation specialist and internal reviews by management. Accordingly, the Company recorded the $25.6 million as a charge to research and development expense in the six months ended December 26, 2003. Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the three months and six months ended December 26, 2003, the Company recorded $3.6 million and $5.9 million, respectively, of amortization expense related to these intangible assets. Estimated amortization expense is expected to be $13.2 million, $14.4 million, $4.4 million, $3.4 million and $3.4 million for fiscal years 2004, 2005, 2006, 2007 and 2008, respectively.

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

On July 5, 2001, the Company’s Western Digital Technologies, Inc. subsidiary and its Malaysian subsidiary filed suit (the “complaint”) against Cirrus Logic, Inc. (“Cirrus”) in California Superior Court for the County of Orange for breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel devices for the Company’s hard drives. On August 20, 2001, Cirrus filed an answer and cross-complaint denying the allegations contained in the complaint and asserting counterclaims against the plaintiffs for, among other things, the amount of the outstanding invoices and the plaintiffs’ alleged breach of the outstanding purchase orders. The disputed payable was approximately $26.5 million. Cirrus claimed that the cancelled purchase orders totaled approximately $26.0 million.

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

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at December 26, 2003, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

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

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning the growth of unit sales of hard drives in the desktop personal computer (“PC”) market, consumer electronics (“CE”) market, and mobile market; increase in the demand for desktop PC hard drives in Asia; expansion of the Serial Advanced Technology Attachment (“SATA”) interface in desktop PC’s and Advanced Technology Attachment (“ATA”)/SATA interface in enterprise hard drives; the Company’s entrance into the mobile hard drive market and growth in the CE market; continued expansion of the CE market; and the Company’s current expectations regarding operating expenses, cash flows, gross margin, tax rate, cash conversion cycle, capital expenditures, liquidity, research and development expenses, inventory levels, revenue by sales channel, and the impact of exchange rates on our financial statements.

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company’s business and operating results, including those made in this Quarterly Report on Form 10-Q under the caption “Risk Factors That May Affect Future Results” as well as the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Description of the Business

     Western Digital designs, develops, manufactures and markets hard drives for digital information storage. The Company’s hard drives are used in desktop PC’s, enterprise servers, network attached storage devices and an expanding list of CE products such as video game consoles, digital video recorders and satellite and cable set-top boxes. Western Digital markets its hard drives directly to PC manufacturers, including large, brand name PC manufacturers such as Dell and Hewlett-Packard; to CE manufacturers; and to distributors, resellers and retailers that serve a wide range of end users. Unless otherwise noted, all references to market share and industry data included in this discussion are according to the Gartner/Dataquest, Inc. (“Gartner”) report published in November 2003.

     Western Digital builds hard drives in two assembly facilities, one in Malaysia and one in Thailand, and manufactures recording heads in two facilities, one in California and one in Thailand. The Company also builds printed circuit board assemblies in its Malaysia hard drive facility. Western Digital procures other components from industry-leading technology companies, many of which work with the Company from design and development through manufacturing.

     Hard-drive industry dynamics have changed significantly over the last several years. Currently, seven hard drive vendors compete in the $20 billion-a-year hard drive market, compared to 15 vendors in calendar year 2000. Western Digital believes consolidation in the industry has contributed to more efficient operations, leaner cost structures and more predictable operating results. According to the TrendFOCUS, Inc. (“TrendFOCUS”) quarterly report published in November 2003, Western Digital, Seagate Technologies, Maxtor Corporation, and Hitachi Global Storage Technologies supplied approximately 85% of the total hard drive market during the third quarter of calendar year 2003.

     The Company focuses on providing quality products, superior customer service and flexibility by intensively managing the aspects of the business it can control: technology deployment, manufacturing, cost, delivery, quality and reliability. Western Digital believes that its business model allows it to benefit from leading-edge component technologies and cost-saving innovations while minimizing investment expenditures.

     Western Digital’s growth will be influenced greatly by developments in the PC hard drive market. Gartner estimates that unit shipments of hard drives in the desktop PC market will grow by approximately 6% per year through calendar year 2007. The Company has increased its resources to address the fast-growing emerging markets of Asia, Latin America and Eastern Europe. For example, revenue in Asia for the second quarter of 2004 increased to 28% of total revenue as compared to 19% of total revenue for the same period last year. Gartner estimates that demand for desktop PC hard drives in Asia will increase 15% per year through calendar year 2007.

     Because CE demand for hard drives is relatively new, with many consumer applications currently employing similar hard drive technology as is found in desktop PC’s, Western Digital presently believes it can grow in this developing market. As this market develops, additional investments by the Company may be required. Gartner estimates that unit shipments of 3.5-inch form factor hard drives in CE markets will grow by approximately 38% per year through calendar year 2007.

     The Company is pursuing new revenue opportunities in enterprise storage through its application of the new SATA interface, which the Company believes will replace the present parallel ATA interface in desktop PC’s over the next few years. The SATA interface contains many of the same benefits of the Small Computer Systems Interface, or “SCSI” — the predominant interface currently used in most enterprise hard drive applications — at a lower cost. Gartner estimates that 33% of enterprise hard drive unit shipments will use the ATA/SATA interface by calendar year 2007. In addition to the CE and SATA growth opportunities, the Company has plans to enter the mobile hard drive market to provide hard drives for notebook PC’s. Gartner forecasts that unit sales of 2.5-inch form factor hard drives to the mobile market will grow from an estimated 37 million in calendar year 2003 to approximately 61 million in calendar year 2007, reflecting a compound annual growth rate of approximately 14%.

Second Quarter Overview

     During the second quarter of 2004, Western Digital continued to deliver solid operational results. In the three months ended December 26, 2003, year-over-year net revenue increased by 11.4% to $834.8 million on unit shipments of 12.7 million. The Company’s gross margin for the three months ended December 26, 2003 was 17.0% and included the accretive benefit of its newly acquired head manufacturing operations. Operating income for the second quarter of 2004 decreased by 6.3% to $71.3 million from the same period last year. This decrease was primarily due to significant hard drive shortages leading to a favorable pricing environment in the second quarter of 2003. No such shortages existed in the second quarter of 2004. Net income for the three months ended December 26, 2003 was $68.8 million, a decrease of 7.5% or $5.6 million from the three months ended December 27, 2002. The Company generated cash flow from operations of $55.3 million during the six months ended December 26, 2003, which included the payment of a $45.0 million litigation settlement, and exited the quarter with cash and cash equivalents of $318.4 million. As of December 26, 2003, the Company had integrated the newly acquired head manufacturing operations. The financial results for the quarter include the accretive benefit of these operations.

     During the second quarter of 2004, the hard drive industry faced challenging inventory and pricing conditions in the distribution channel. These conditions were the result of slower sell through in this channel earlier in the period due to higher inventory levels at distributors entering the quarter. This negatively affected the pricing and linearity over the course of the three months. Based on expected market conditions for the third quarter, management believes the opportunity exists for inventory levels within the distribution channel to be reduced during the three months ended March 26, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (dollars in millions):

	THREE MONTHS ENDED				SIX MONTHS ENDED

	DEC. 26, 2003		DEC. 27, 2002		DEC. 26, 2003		DEC. 27, 2002

Revenue, net	$834.8	100.0%	$749.5	100.0%	$1,549.0	100.0%	$1,332.4	100.0%
Gross margin	141.8	17.0	144.1	19.2	238.0	15.4	227.7	17.1
Total operating expenses	70.5	8.4	68.0	9.1	161.8	10.4	126.4	9.5
Operating income	71.3	8.5	76.1	10.1	76.2	4.9	101.3	7.6
Net income	68.8	8.2	74.4	9.9	73.8	4.8	96.6	7.3

Net Revenue

     Net revenue was $834.8 million for the three months ended December 26, 2003, an increase of 11.4%, or $85.3 million, from the same period last year. Total unit shipments increased to 12.7 million for the second quarter of 2004 as compared to 10.3 million for the second quarter of 2003 as a result of the Company’s improved market share year-over-year and an increase in demand for hard drives in the desktop PC market. This growth in units was partially offset by a $7 per unit decline in average selling prices (“ASP’s”) to $66 per unit for the three months ended December 26, 2003 from $73 per unit in the same period last year. Historically, ASP’s in the desktop hard drive industry have declined annually in the 10-20% range. However, those price declines have moderated recently given improved supply/demand management, industry consolidation and fewer component cost reduction opportunities. Western Digital will continue to adjust its pricing as necessary in response to future supply and demand conditions.

     Revenue by geographic region for the three months ended December 26, 2003 was 41% from the Americas, 31% from Europe and 28% from Asia, compared to 50%, 31% and 19%, respectively, for the same period last year. These changes reflect the Company’s continued focus on revenue growth in emerging markets.

     Revenue by sales channel for the three months ended December 26, 2003 was 51% from original equipment manufacturers, 43% from distributors and 6% from the retail channel, compared to 53%, 39% and 8%, respectively, for the same period last year. The distribution of revenue by sales channel has remained relatively consistent for the past six quarters. Currently, management does not foresee any trends within the market that would indicate a material change to this distribution in future periods.

     For the six months ended December 26, 2003, net revenue was $1.5 billion, an increase of 16.3%, or $216.6 million, from the six months ended December 27, 2002. During this period, total unit shipments increased to 24.0 million from 18.9 million during the same period last year, while ASP’s decreased to $65 per unit from $71 per unit.

Gross Margin

     For the three months ended December 26, 2003, gross margin percentage decreased to 17.0% from 19.2% for the same period last year. The decrease in gross margin percentage was primarily due to significant hard drive shortages leading to a favorable pricing environment in the second quarter of 2003. No such shortages existed in the second quarter of 2004. For the six months ended December 26, 2003, gross margin percentage decreased to 15.4% from 17.1%. The decrease in gross margin percentage year-over-year was a result of the aforementioned factors as well as the start-up expenses and other charges totaling $18.1 million incurred during the first quarter of 2004 relating to the Company’s newly acquired head manufacturing operations. The $18.1 million of start-up expenses and other charges consisted primarily of head manufacturing employee severance costs, start-up expenses and under-absorbed overhead related to low head production volumes.

     Gross margin for the third quarter of 2004 is expected to decline slightly as the Company enters a seasonally softer period for hard drive sales. For example, gross margins decreased from 19.2% for the second quarter of 2003 to 17.3% for the third quarter of 2003.

Operating Expenses

     Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), increased in absolute dollars by $2.5 million for the second quarter of 2004 as compared to the same period last year. This increase is primarily related to an increase in mobile and enterprise platform development and head design R&D, offset by a reduction in employee incentive programs. Due to strong revenue growth, the Company was able to achieve lower operating expenses as a percentage of net revenue of 8.4% for the second quarter of 2004 down from 9.1% for the same period last year. For the six months ended December 26, 2003, total operating expenses increased in absolute dollars to $161.8 million, or 10.4% of net revenue, from $126.4 million, or 9.5% for the same period last year. The increase in operating expenses year-over-year was primarily related to the Company’s newly acquired head manufacturing operations, as described below. The Company will continue to manage its operating expense structure in line with its operating profit objectives.

     R&D expense was $44.0 million for the three months ended December 26, 2003, an increase of 27.9%, or $9.6 million, from the same period last year. The increase in R&D expense year-over-year was primarily related to mobile and enterprise platform development and head-design R&D expenses, offset by a reduction in employee incentive programs. R&D expense for the six months ended December 26, 2003 was $107.7 million, an increase of $41.4 million, or 62.4%, from the same period last year. The increase in R&D expense was primarily due to the aforementioned factors as well as the charge of $25.6 million incurred during the first quarter of 2004 for acquired in-process research and development costs. This charge related to projects that had not reached technological feasibility and had no alternative future use. The Company reached this conclusion based on a valuation report prepared by a third party valuation specialist and internal reviews by management. As of December 26, 2003, progress on these projects was consistent with management’s original estimates, including the costs incurred towards completion and projected release dates.

     SG&A expense was $26.5 million for the three months ended December 26, 2003, a decrease of 21.1%, or $7.1 million, from the three months ended December 27, 2002. SG&A expense for the six months ended December 26, 2003 was $54.1 million, a decrease of 10.0%, or $6.0 million, from the six months ended December 27, 2002. The decrease in SG&A expense year-over-year was primarily due to a reduction in employee incentive programs and reductions in baseline spending.

Income Tax Provision

     Income tax provision was $2.5 million and $2.7 million for the three months and six months ended December 26, 2003, respectively. Differences between the effective tax rate for the three months and six months ended December 26, 2003 of approximately 3.5% and the U.S. federal statutory rate are primarily related to earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared to U.S. statutory rates and the partial utilization of net operating loss (“NOL”) carryforwards. The Company anticipates that the effective tax rate for the full fiscal year 2004 will be approximately 3.5%.

Liquidity and Capital Resources

Liquidity

     The Company had cash and cash equivalents of $318.4 million as of December 26, 2003 and $393.2 million as of June 27, 2003. Net cash provided by operating activities during the six months ended December 26, 2003 was $55.3 million, as compared to $135.3 million for the same period last year. Net cash flows from operating activities primarily resulted from net income, adjusted for non-cash items, of $146.6 million for the six months ended December 26, 2003 and $122.3 million for the six months ended December 27, 2002 and represents the Company’s principal source of cash. Operating cash flows were impacted by net cash used to fund working capital requirements of $91.3 million for the six months ended December 26, 2003, an increase of $104.3 million from the same period last year. The increase in net cash used to fund working capital requirements was primarily due to a higher accounts receivable balance associated with the Company’s second quarter back-end loaded demand profile and the payment of a $45.0 million litigation settlement.

     The Company’s working capital requirements depend upon the effective management of the Company’s cash conversion cycle. The cash conversion cycle, which consisted of 41 days sales outstanding (“DSO”) plus 19 days inventory outstanding (“DIO”) less 61 days payable outstanding (“DPO”), was negative one day for the six months ended December 26, 2003, as compared to negative eight days for the six months ended December 27, 2002. The increase in the cash conversion cycle was due to higher DSO’s as a result of the second quarter’s back-end loaded demand profile and higher DIO’s as a result of the longer production cycle associated with the newly acquired head manufacturing operations. These increases were partially offset by an increase in DPO’s. The Company expects its business model will continue to generate a negative conversion cycle going forward.

     Net cash used in investing activities for the six months ended December 26, 2003 was $158.9 million, as compared to $27.8 million for the same period last year. Net cash used in investing activities consisted primarily of $94.8 million for the asset acquisition of the head manufacturing operations and $64.1 million of net capital expenditures. Net cash used in investing activities for the six months ended December 27, 2002 related to net capital expenditures of $27.8 million. The increase in net capital expenditures year-over-year was primarily related to assets purchased to upgrade the Company’s desktop hard drive production and head operation capabilities and for the normal replacement of existing assets.

     Net cash provided by financing activities for the six months ended December 26, 2003 was $28.8 million, as compared to net cash used by financing activities of $4.3 million for the same period last year. The net cash provided by financing activities in the six months ended December 26, 2003 primarily related to $15.0 million received in connection with stock options exercised and Employee Stock Purchase Plan purchases and $13.8 million received in net proceeds from long term debt. The net cash used by financing activities for the six months ended December 27, 2002 primarily related to $10.0 million received in connection with stock options exercised and Employee Stock Purchase Plan purchases and $14.3 million used for the redemption of a portion of the 5.25% zero coupon convertible subordinated debentures.

Capital Commitments

     Long Term Debt- The Company has a $125 million five-year credit facility (“Senior Credit Facility”), which replaced the facility that matured on September 20, 2003. The new Senior Credit Facility provides up to $75 million in revolving credit and a term loan of $50 million (subject to outstanding letters of credit and a borrowing base calculation). Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. As of December 26, 2003, the Company was in compliance with such covenants. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3 million beginning in October 2004. The Company used the proceeds from the term loan to repay bank obligations incurred as a result of the newly acquired head manufacturing operations in Thailand. The Company anticipates that cash flow from operations will be sufficient to support its operating requirements in the near future. Accordingly, the Company does not anticipate drawing down on the revolving line of credit.

     Capital Expenditures- The Company incurred capital expenditures of $64.1 million during the six months ended December 26, 2003. Product development and demand, as well as on going operating efficiencies within the drive and head manufacturing facilities, influence the level of Western Digital’s capital expenditures. Capital expenditures for the full fiscal year 2004 are anticipated to be approximately $160 million.

     Operating Leases- The Company leases certain facilities and equipment under long-term, non-cancelable operating leases that expire at various dates through 2012. During the six months ended December 26, 2003, rent expense under these leases, including month- to- month rentals, was $7.1 million. The following table summarizes the obligations under these commitments (in millions):

Operating
Leases

2004	$11.7
2005	10.4
2006	10.1
2007	8.2
2008	7.5
Thereafter	16.5

Total future minimum lease obligations	$64.4

     Purchase Orders- In the normal course of business, to reduce the risk of component shortages, the Company enters into purchase commitments with suppliers for the purchase of hard drive components used to manufacture the Company’s products. These commitments generally cover forecasted component supplies needed for production during the next quarter, become payable upon receipt of the components and may be non-cancelable (cancellation charges may be significant). The Company’s relationship with suppliers allows for some flexibility within these commitments and quantities are subject to change as a quarter progresses and the Company’s needs change. The Company has entered into long-term purchase agreements with certain vendors for components. See below under the heading “Risk Factors That May Affect Future Results” for a discussion of these commitments.

     Forward Exchange Contracts- The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, Disclosure About Foreign Currency Risk, for the Company’s current forward exchange contract commitments.

     The Company believes its current cash and cash equivalents will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk Factors That May Affect Future Results.” The Company currently anticipates that it will continue to utilize its liquidity and cash flows to improve the efficiency and capability of its existing hard drive and head manufacturing operations.

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

Warranty

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products increase above expectations, an increase in the warranty provision would be required, which could negatively affect operating results.

Inventory

     Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

     The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information, and writes down inventory balances for excess and obsolete inventory based on the analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require an increase in inventory write-downs that could negatively affect operating results.

Litigation and Other Contingencies

     The Company applies Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and reasonably estimable. (Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q).

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

     To achieve consistent success with computer manufacturer customers, we must balance several key attributes: time-to-market, time-to-volume, quality, cost, service and a broad product portfolio. If we fail to:

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

     New products in the desktop hard drive market may require higher areal densities (the gigabyte of storage per disk) than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require fewer heads and disks to achieve a given drive capacity, which means that existing head technology must be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs would put us at a competitive disadvantage to companies that achieve these results. In addition, technology improvements may require us to reduce the price on existing products to remain competitive.

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

     Currently the hard drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. However, the industry is developing new recording technologies that may enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular, current perpendicular-to-plane, and tunneling junction technology. If the industry experiences a fundamental shift in recording technology, hard drive manufacturers would need to adjust their designs and processes to accommodate the new technology. As a result, we could incur substantial costs in developing new technologies, media, and tools in order to remain competitive. We may also become more dependent on suppliers to ensure our access to components that accommodate the new technology. Either of these results would increase our operating costs, which may negatively impact our operating results.

The decline in ASP’s in the hard drive industry could adversely affect our operating results.

     The hard drive industry has experienced declining ASP’s. Although the rate of decline has moderated recently, there can be no assurance that this trend will continue. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, a lower component cost. Because of the competitiveness of the hard drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our ASP’s decline even further when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. A continued decline in ASP’s could cause our operating results to suffer.

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

     Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems. According to data released by TrendFOCUS in November 2003, systems priced below $600 comprised the fastest growing segment of the consumer market for desktop computers. If we are not able to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

     In addition, the market for hard drives is fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives will be found in many consumer products other than computers. For example, although general market acceptance remains in its early stages, the use of hard drives has expanded into the game console market. Microsoft’s Xbox® video game system incorporates a hard drive, and Sony recently began shipping its PSX™ product combining its PlayStation® 2 architecture with a hard drive. We anticipate that other game console manufacturers will incorporate hard drives into their products. However, there can be no assurance that Microsoft and Sony will continue incorporating a hard drive into their game consoles, or that the market for these products will grow. In addition, some consumer electronics, such as personal video recorders and digital video recorders, may require attributes not currently offered in our products, which may result in a need to expend capital, increasing our overall operational expense. If we are not successful in using our hard drive technology and expertise to develop new products for the emerging consumer electronics market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

If we do not successfully expand into new hard drive market segments, our business may suffer.

     To remain a significant supplier of hard drives, we will need to offer a broad range of disk drive products to our customers. We currently offer a variety of 3.5-inch form factor hard drives for the desktop computer market. However, demand for hard drives may shift to products in smaller form factors, which we do not currently offer, but which some of our competitors offer. In addition, the desktop PC industry is transitioning to higher speed interfaces such as SATA to handle higher data transfer rates and 80 GB per platter technology for increased capacity. We currently offer SATA and 80 GB per platter products; however, the transition of technology and the introduction of new products is challenging and creates risks. While we continue to develop new products and look to expand into non-desktop applications such as consumer electronics and mobile products, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of desktop hard drives.

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

     A majority of our revenue comes from a few customers. For example, during the second quarter of fiscal 2004, sales to our top 10 customers accounted for approximately 56% of revenue, as compared to 58% of revenue for the second quarter of fiscal 2003. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed.

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

     To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may have to pay significant cancellation charges to suppliers if we cancel orders, which may occur when we make technology transitions.

     In some cases, not only are we dependent on a limited number of suppliers, but we also have entered into contractual commitments that require us to buy a substantial number of components from certain suppliers. For example, in April 1999, we entered into a three-year volume purchase agreement with Komag under which we buy a substantial portion of our media components from Komag. In October 2001, we amended the Komag volume purchase agreement to extend the initial term to six years. Similarly, in February 2001, we entered into a volume purchase agreement with IBM under which we buy a portion of our read channel devices from IBM. Effective December 2003, we amended the IBM volume purchase agreement to extend the term through December 31, 2004. In addition, in June 2002, we entered into a five-year volume purchase agreement with Marvell under which we buy a portion of our read channel devices from Marvell. These relationships have increased our dependence on each of Komag, IBM and Marvell as a supplier. Our future operating results may depend substantially on Komag’s ability to timely qualify its media components in our new development programs, and each of Komag’s, IBM’s and Marvell’s ability to supply us with these components in sufficient volume to meet our production requirements. A significant disruption in Komag’s ability to manufacture and supply us with media components or IBM’s or Marvell’s ability to manufacture and supply us with read channel devices could harm our operating results.

If we are unable to timely and cost-effectively develop heads with leading technology, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

     As a result of our newly acquired head manufacturing operations, we are developing and manufacturing heads for use in the hard drives we manufacture. Consequently, we will be more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers.

There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs. In addition, we may not have access to external sources of supply without incurring substantial costs. If we fail to develop new technologies in a timely manner, and if we do not have access to external sources of supply that incorporate new technologies, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer.

We will experience additional costs and risks in connection with our head manufacturing operations.

     Our acquisition of head manufacturing assets represents a fundamental change in our operating structure, as we are now manufacturing heads for use in the hard drives we manufacture. Consequently, we carry a higher percentage of fixed costs than traditionally assumed in our overall business model. For example, we expect that our depreciation and amortization expense will increase by $15 million to $20 million a quarter as a result of the head manufacturing operations. If the overall level of production decreases for any reason, the acquired assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including:

•	the need to operate at high levels of utilization to drive competitive costs;

•	the greater need for predictability of quarterly production to ensure the best utilization of assets to drive competitive costs; and

•	the need for assured supply of components, especially hard drive media, that is optimized to work with our heads.

     Moreover, capital expenditures and working capital investments required to operate the purchased assets will utilize additional cash. We expect significant investment in research and development and investigation of new recording technologies to extend recording technology will be required. We expect our capital expenditures, viewed as an average over several years, to increase by approximately $90 million to support our head manufacturing operations.

     In addition, we may incur additional costs, expenses and risks, including:

•	we may not have sufficient head sources in the event that we are unable to manufacture a sufficient supply of heads to satisfy our needs;

•	third party head suppliers may not deal with us or may not deal with us on the same terms and conditions we have previously enjoyed;

•	the operation of the head manufacturing assets may divert our attention from other business operations;

•	the costs of operating head manufacturing assets may exceed the prices we have historically paid for heads or the prices that might be otherwise available to us from other vendors;

•	we may be subject to claims that our manufacturing of heads may infringe certain intellectual property rights of other companies;

•	we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws applicable to our new Fremont, California facility, including those governing the discharge of pollutants into the air and water; and

•	it may be difficult and time-consuming for us to locate suitable manufacturing equipment for our head manufacturing processes and replacement parts for such equipment.

     If we do not adequately address the challenges related to the acquisition, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

To develop new products, we must maintain effective partner relationships with our strategic component suppliers.

     Under our business model, we do not manufacture any of the component parts used in our hard drives, other than heads as a result of our acquisition of head manufacturing assets in July 2003. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. Until recently, we were engaged in litigation with Cirrus, a supplier who previously was the sole source of read channel devices for our hard drives. We settled this litigation in August 2003. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

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

     Our hard drives are manufactured in two facilities, one in Malaysia and one in Thailand. In addition, following our acquisition of head manufacturing assets in July 2003, we are operating a wafer fabrication and research and development facility in Fremont, California and a slider fabrication facility in Thailand. A fire, flood, earthquake or other disaster, condition or event that adversely affects any of these facilities or our ability to manufacture could result in a loss of sales and revenue and harm our operating results.

Terrorist attacks may adversely affect our business and operating results.

     The terrorist attacks on the United States on September 11, 2001, the United States-led military response to counter terrorism and the continued threat of terrorist activity and other acts of war or hostility, including the war in Iraq, have created uncertainty in the financial and insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which we operate. Further acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption or delays of our manufacturing capabilities or shipments of our products, our business, operating results and financial condition could be adversely affected.

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

     We often ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers, such as Komag, IBM, Marvell, ALPS Electric Co., Ltd., and SAE Magnetics Ltd., a subsidiary of TDK Corporation;

•	competition and consolidation in the data storage industry;

•	seasonal and other fluctuations in demand for PC’s often due to technological advances; and

•	availability and rates of transportation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Foreign Currency Risk

     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency operating expenses. The contract maturity dates do not exceed six months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, British Pound Sterling and the Euro.

     As of December 26, 2003, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	DEC. 26, 2003

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate	Gain (Loss)

	(U.S. Dollar equivalent amounts)
FOREIGN CURRENCY FORWARD CONTRACTS:
Thai Baht	$61.7	39.53	0.1
British Pound Sterling	$4.1	0.57	—
Euro	$4.6	0.81	—

     During the three months and six months ended December 26, 2003 and December 27, 2002, respectively, total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s condensed consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

     At the option of the Company, borrowings under the Senior Credit Facility bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments could also increase. At December 26, 2003, the Company had a $50 million term loan outstanding under the Senior Credit Facility.

Item 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q which is hereby incorporated by reference. Reference is also made to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7, “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the quarter ended September 26, 2003, for previous descriptions of these matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on November 20, 2003. The shareholders elected the following nine directors to hold office until the next annual meeting and until their successors are elected and qualified:

	Number of Votes

	For	Withheld

Peter D. Behrendt	176,310,937	11,463,616
I. M. Booth	176,285,884	11,488,669
Kathleen A. Cote	182,083,528	5,691,025
Henry T. DeNero	182,079,749	5,694,804
William L. Kimsey	182,076,863	5,697,691
Michael D. Lambert	176,313,507	11,461,046
Matthew E. Massengill	182,278,327	5,496,226
Roger H. Moore	176,311,467	11,463,086
Thomas E. Pardun	182,082,338	5,692,215

     In addition, the shareholders approved the following proposals:

		Number of Votes

		For	Against	Abstentions	Broker Non-Votes

1.	To approve an amendment to the Company’s 1993 Employee Stock Purchase Plan to increase by 3,000,000 the number of shares of the Company’s common stock available for issuance under the plan.	111,763,939	18,683,025	987,798	56,339,792

2.	To ratify the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending July 2, 2004.	182,977,986	4,590,695	205,869	—

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.25.4	Amendment 3 to the Agreement for Fabrication and Purchase of Semiconductor Products, between Western Digital Technologies, Inc. and International Business Machines Corporation, effective as of December 31, 2003†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

† New exhibit filed with this Report.

(b)  Reports on Form 8-K:

On October 23, 2003, the Company filed a current report on Form 8-K, pursuant to Item 12, to file its press release dated October 23, 2003, announcing financial information for the first fiscal quarter ended September 26, 2003, and including unaudited Condensed Consolidated Statements of Income and Balance Sheets for the fiscal quarter ended September 26, 2003.

On November 17, 2003, the Company filed a current report on Form 8-K, pursuant to Item 9, to provide Regulation FD disclosure prior to investor presentations delivered by officials of the Company that included an update on certain conditions in the hard drive industry.

On December 4, 2003, the Company filed a current report on Form 8-K, pursuant to Item 9, to provide Regulation FD disclosure prior to investor presentations delivered by officials of the Company that included an update on certain conditions in the hard drive industry.

On December 15, 2003, the Company filed a current report on Form 8-K, pursuant to Item 9, to provide Regulation FD disclosure prior to investor presentations delivered by officials of the Company that included an update on certain conditions in the hard drive industry.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant

/s/ Stephen D. Milligan

Stephen D. Milligan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph R. Carrillo

Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: February 3, 2004

EXHIBIT INDEX

Exhibits No.	Description
10.25.4	Amendment 3 to the Agreement for Fabrication and Purchase of Semiconductor Products, between Western Digital Technologies, Inc. and International Business Machines Corporation, effective as of December 31, 2003†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

† New exhibit filed with this Report.