Form 10-Q
period 2004-03-26
WESTERN DIGITAL CORP
filed 2004-05-06
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of the close of business on April 23, 2004, 208.5 million shares of common stock, par value $.01 per share, were issued and outstanding.

WESTERN DIGITAL CORPORATION
INDEX

     Western Digital Corporation (the “Company” or “Western Digital”) has a 52 or 53-week fiscal year, which ends on the Friday nearest to June 30. Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

     The information on the Company’s web site, http://www.westerndigital.com, is not incorporated by reference in this Quarterly Report on Form 10-Q.

     Western Digital® and the Western Digital logo are registered trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAR. 26,	MAR. 28,	MAR. 26,	MAR. 28,
	2004	2003	2004	2003
Revenue, net	$748.9	$705.8	$2,297.9	$2,038.2
Cost of revenue	626.3	583.8	1,937.2	1,688.5

Gross margin	122.6	122.0	360.7	349.7

Operating expenses:
Research and development	46.5	34.7	154.2	101.0
Selling, general and administrative	27.2	30.2	81.4	90.3

Total operating expenses	73.7	64.9	235.6	191.3

Operating income	48.9	57.1	125.1	158.4
Net interest and other income (expense)	0.1	(0.3)	0.3	(1.0)

Income before income taxes	49.0	56.8	125.4	157.4
Income tax provision	1.1	2.3	3.7	6.3

Net income	$47.9	$54.5	$121.7	$151.1

Income per common share:
Basic	$.23	$.28	$.59	$.78

Diluted	$.22	$.26	$.56	$.74

Weighted average shares outstanding:
Basic	206.7	196.3	205.4	194.1

Diluted	217.5	207.7	217.1	202.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	MAR. 26,	JUN. 27,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$359.9	$393.2
Accounts receivable, net	308.3	243.9
Inventories	149.1	97.8
Other	19.0	9.2

Total current assets	836.3	744.1
Property and equipment, net	239.4	122.1
Intangible assets, net	29.2	—
Other, net	2.2	—

Total assets	$1,107.1	$866.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$420.5	$364.6
Accrued expenses	139.0	141.1
Current portion long-term debt	6.3	—

Total current liabilities	565.8	505.7
Other liabilities	26.6	33.1
Long-term debt	43.8	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; shares authorized: 5.0; shares outstanding: none	—	—
Common stock, $.01 par value; shares authorized 450.0; shares outstanding: 208.2 and 203.6, respectively	2.1	2.0
Additional paid-in capital	695.3	675.4
Accumulated deficit	(212.5)	(334.2)
Treasury stock, at cost 0.8 and 0.7 shares, respectively	(14.0)	(15.8)

Total shareholders’ equity	470.9	327.4

Total liabilities and shareholders’ equity	$1,107.1	$866.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	NINE MONTHS ENDED
	MAR. 26,	MAR. 28,
	2004	2003
Cash flows from operating activities:
Net income	$121.7	$151.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.0	36.3
Non-cash interest expense	—	3.0
In-process research and development expense	25.6	—
Changes in:
Accounts receivable	(62.0)	23.1
Inventories	(42.3)	(37.3)
Other assets	(11.1)	(1.6)
Accounts payable	40.0	51.3
Accrued expenses	(25.8)	9.9
Other	(3.1)	(1.9)

Net cash provided by operating activities	117.0	233.9

Cash flows from investing activities:
Capital expenditures, net	(90.5)	(43.6)
Asset acquisition, net of cash acquired	(94.8)	—

Net cash used for investing activities	(185.3)	(43.6)

Cash flows from financing activities:
Issuance of common stock under employee plans	21.2	21.0
Debenture redemptions and extinguishments	—	(88.0)
Net proceeds from long term debt	13.8	—

Net cash provided by (used for) financing activities	35.0	(67.0)

Net (decrease) increase in cash and cash equivalents	(33.3)	123.3
Cash and cash equivalents, beginning of period	393.2	223.7

Cash and cash equivalents, end of period	$359.9	$347.0

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2.5	$2.6
Cash paid during the period for interest	$0.9	$—
Supplemental disclosures of non-cash investing activities:
Liabilities assumed in asset acquisition	$77.2	$—

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

2.	Supplemental Financial Statement Data (in millions)

	MAR. 26,	JUN. 27,
	2004	2003
Inventories:
Finished goods	$72.9	$66.4
Work in process	66.9	19.6
Raw materials and component parts	9.3	11.8

	$149.1	$97.8

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	MAR. 26,	MAR. 28,	MAR. 26,	MAR. 28,
	2004	2003	2004	2003
Net Interest and Other Income (Expense):
Interest income	$0.6	$1.1	$1.8	$2.8
Interest and other expense	(0.5)	(1.4)	(1.5)	(3.8)

	$0.1	$(0.3)	$0.3	$(1.0)

The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty provision for the three months and nine months ended March 26, 2004 and March 28, 2003 were as follows (in millions):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	MAR. 26,	MAR. 28,	MAR. 26,	MAR. 28,
	2004	2003	2004	2003
Liability at beginning of period	$53.2	$51.3	$52.9	$47.4
Charges to operations	13.8	13.7	40.7	40.1
Utilization	(14.7)	(15.0)	(39.2)	(41.9)
Changes in estimate related to pre-existing warranties	0.8	1.0	(1.3)	5.4

Liability at end of period	$53.1	$51.0	$53.1	$51.0

3.	Income per Share

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	MAR. 26,	MAR. 28,	MAR. 26,	MAR. 28,
	2004	2003	2004	2003
Net income	$47.9	$54.5	$121.7	$151.1

Weighted average shares outstanding:
Basic	206.7	196.3	205.4	194.1
Employee stock options and other	10.8	11.4	11.7	8.8

Diluted	217.5	207.7	217.1	202.9

Income per share:
Basic	$.23	$.28	$.59	$.78

Diluted	$.22	$.26	$.56	$.74

For purposes of computing diluted income per share, antidilutive common share equivalents have been excluded from the calculation for employee stock options with an exercise price that exceeded the average fair market value of the common stock for the period. These antidilutive common share equivalents totaled 14.8 million and 19.1 million for the three months ended March 26, 2004 and March 28, 2003, respectively, and 14.1 million and 21.9 million for the nine months ended March 26, 2004 and March 28, 2003, respectively. For the three months and nine months ended March 28, 2003, the computation of diluted income per share also excludes 1.0 million and 2.2 million common shares respectively, issuable upon conversion of the 5.25% zero coupon convertible subordinated debentures (the “Debentures”).

4.	Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”), collectively called “Options”) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”), and to follow the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. The following table sets forth the computation of basic and diluted income per share for each of the three months and nine months ended March 26, 2004 and March 28, 2003, and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	MAR. 26,	MAR. 28,	MAR. 26,	MAR. 28,
	2004	2003	2004	2003
Net income, as reported	$47.9	$54.5	$121.7	$151.1
Add: Stock-based employee compensation included in reported net income, net of related taxes	0.1	0.5	1.1	1.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	7.0	6.9	20.8	20.7

Pro forma net income	$41.0	$48.1	$102.0	$131.9

Basic income per share:
As reported	$.23	$.28	$.59	$.78

Pro forma	$.20	$.25	$.50	$.68

Diluted income per share:
As reported	$.22	$.26	$.56	$.74

Pro forma	$.19	$.24	$.47	$.66

The pro forma income per share information is estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised. The pro forma impact of applying SFAS 123 at March 26, 2004 is not necessarily representative of future periods.

The fair value of Options granted during the nine months ended March 26, 2004 and March 28, 2003, has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	STOCK OPTION
	PLANS		ESPP
	MAR. 26,	MAR. 28,	MAR. 26,	MAR. 28,
	2004	2003	2004	2003
Option life (in years)	4.27	3.73	1.25	1.25
Risk-free interest rate	1.70%	3.40%	1.09%	1.94%
Stock price volatility	0.77	0.88	0.77	0.88
Dividend yield	—	—	—	—
Fair value	$7.20	$2.66	$4.73	$2.62

5.	Credit Facility and Convertible Debenture Transactions

The Company has a $125 million five-year Senior Credit Facility, which provides up to $75 million in revolving credit and a term loan of $50 million (subject to outstanding letters of credit and a borrowing base calculation). Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. The Company was in compliance with such covenants at March 26, 2004. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3 million beginning in October 2004. The Company used the proceeds from the term loan to repay obligations assumed as a result of the acquired head manufacturing operations in Thailand.

During the nine months ended March 28, 2003, the Company paid $88.0 million in cash and issued approximately 0.1 million shares of common stock to redeem its remaining outstanding Debentures with a book value of $88.4 million and an aggregate principal amount at maturity of $192.9 million. The net gain from redemption of the Debentures was not material.

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

$172.0

As of the date of the acquisition, Read-Rite had two in-process research and development (“IPR&D”) projects: 120 gigabyte per platter and 160 gigabyte per platter products. The fair value allocated to these projects as part of the acquisition was $17.8 million and $7.8 million, respectively. The multi-period excess earnings method, a discounted cash flow income approach, was used to determine the value allocated to the IPR&D. The rate utilized to discount the cash flows to their present values was based on the weighted average cost of capital and an additional risk premium based on an analysis of the technology and the IPR&D stages of completion. Based on these factors, 27% was used as the annual discount rate. These acquired IPR&D projects had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded the $25.6 million as a charge to research and development expense at the time of the acquisition.

Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the three months and nine months ended March 26, 2004, the Company recorded $3.6 million and $9.6 million, respectively, of amortization expense related to these intangible assets. Estimated amortization expense is expected to be $13.2 million, $14.4 million, $4.4 million, $3.4 million and $3.4 million for fiscal years 2004, 2005, 2006, 2007 and 2008, respectively.

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

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at March 26, 2004, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

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

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning the growth of unit shipments of hard drives in the desktop personal computer (“PC”) market, consumer electronics (“CE”) market, and mobile market; increase in the demand for desktop PC hard drives in Asia; expansion of the Serial Advanced Technology Attachment (“SATA”) interface in desktop PC’s and Advanced Technology Attachment (“ATA”)/SATA interface in enterprise hard drives; increase in areal density (the measure of storage per disk) and decrease in areal density growth rate; the Company’s entrance into the mobile hard drive market; the Company’s expansion into the CE market; and the Company’s current expectations regarding head production, depreciation expense for the Company’s head manufacturing operations, the impact of the acquisition of head manufacturing assets on the Company’s long-term business model, operating expenses, cash flows, gross margin, tax rate, inventory turns, cash conversion cycle, capital expenditures, liquidity, research and development expenses, revenue by sales channel, and the impact of exchange rates on the Company’s financial statements.

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

Description of the Business

     Western Digital designs, develops, manufactures and markets hard drives for digital information storage. The Company’s hard drives are used in desktop PC’s, enterprise servers, network attached storage devices, an expanding list of CE products such as video game consoles, digital video recorders and set-top boxes and as external storage devices. Western Digital markets its hard drives directly to PC manufacturers, including large, brand name PC manufacturers such as Dell and Hewlett-Packard; to CE manufacturers; and to distributors, resellers and retailers that serve a wide range of end users. Unless otherwise noted, all references to market share and industry data included in this discussion are according to the Gartner/Dataquest, Inc. (“Gartner”) report published in April 2004.

     Western Digital builds hard drives in assembly facilities in Malaysia and in Thailand, and recently acquired facilities supporting its head manufacturing operations in California and in Thailand. The Company also builds printed circuit board assemblies and head stack assemblies in its Malaysia and Thailand facilities. Western Digital procures other components from industry-leading technology companies, many of which work with the Company from design and development through manufacturing.

     Hard-drive industry dynamics have changed significantly over the last several years. Currently, eight hard drive vendors compete in the $22 billion-a-year hard drive market, compared to 15 vendors in calendar year 2000. Western Digital believes consolidation in the industry has contributed to more efficient operations and leaner cost structures. According to the TrendFOCUS, Inc. (“TrendFOCUS”) quarterly report published in February 2004, Western Digital, Seagate Technology, Maxtor Corporation, and Hitachi Global Storage Technologies supplied approximately 84% of the total hard drive market during the fourth quarter of calendar year 2003.

     The Company focuses on providing quality products, superior customer service and flexibility by managing the following: technology deployment, manufacturing, cost, delivery, quality and reliability. Western Digital believes that its business model allows it to access leading-edge component technologies and cost-saving innovations while minimizing investment expenditures.

     Western Digital’s growth will be influenced greatly by developments in the PC hard drive market. Gartner estimates that unit shipments of hard drives in the desktop PC market will grow by approximately 5% per year through calendar year 2008. The Company has increased its resources to address the fast-growing emerging markets of Asia, Latin America, Eastern Europe and Russia. For example, the Company’s revenue in Asia for the third quarter of 2004 increased to 28% of total revenue as compared to 21% of total revenue for the same period last year. Gartner estimates that demand for desktop PC hard drives in Asia will increase 12% per year through calendar year 2008.

     Because CE demand for hard drives is relatively new, with many consumer applications currently employing similar hard drive technology as is found in desktop PC’s, Western Digital presently believes it can expand into this developing market. As this market develops, additional investments by the Company may be required. Gartner estimates that unit shipments of 3.5-inch form factor hard drives in CE markets will grow by approximately 31% per year through calendar year 2008.

     The Company is also pursuing new revenue opportunities in enterprise storage through its application of the new SATA interface, which the Company believes will replace the present parallel ATA interface in desktop PC’s over the next few years. The SATA interface contains many of the same benefits of the Small Computer Systems Interface, or “SCSI” — the predominant interface currently used in most enterprise hard drive applications — at a lower cost. Gartner estimates that 43% of enterprise hard drive unit shipments will use the ATA/SATA interface by calendar year 2008.

     In addition to the CE and SATA growth opportunities, the Company has plans to enter the mobile hard drive market to provide hard drives for notebook PC’s. Gartner forecasts that unit sales of 2.5-inch form factor hard drives to the mobile market will grow from an estimated 38 million in calendar year 2003 to approximately 79 million in calendar year 2008, reflecting a compound annual growth rate of approximately 16%.

     In June 2003, Read-Rite Corporation (“Read-Rite”), one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million and consisted of cash consideration of $94.8 million, assumed debt obligations of the Thailand operations of approximately $60.2 million and direct costs of the acquisition and other miscellaneous assumed obligations totaling $17.0 million. Proceeds from a $50 million term loan were used to repay obligations assumed as a result of the acquired head manufacturing operations in Thailand. The Company accounted for this transaction as an asset acquisition. The estimated fair value of the assets acquired and liabilities assumed are as follows:

Current assets	$17.4
Property and equipment	90.2
Purchased technology	38.8
In-process research and development	25.6

$172.0

     As of the date of the acquisition, Read-Rite had two in-process research and development (“IPR&D”) projects: 120 gigabyte per platter and 160 gigabyte per platter products. The fair value allocated to these projects as part of the acquisition was $17.8 million and $7.8 million, respectively. The multi-period excess earnings method, a discounted cash flow income approach, was used to determine the value allocated to the IPR&D. The rate utilized to discount the cash flows to their present values was based on the weighted average cost of capital and an additional risk premium based on an analysis of the technology and the IPR&D stages of completion. Based on these factors, 27% was used as the annual discount rate. These acquired IPR&D projects had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded the $25.6 million as a charge to research and development expense at the time of the acquisition.

     Western Digital’s acquisition of the head manufacturing operations represented a fundamental change in the Company’s operating structure as the Company is now manufacturing heads for use in its hard drives. Previously, the Company purchased all of its recording head requirements from external suppliers, including Read-Rite. The Company acquired the Read-Rite assets for the following reasons:

•	to enhance its business model,

•	to gain better control of head technology as the Company’s business grows,

•	to improve flexibility, product planning and quality, and

•	to improve its cost structure and tighten its supply chain through better operational integration.

Taking the asset acquisition into consideration, the Company expects its long-term business model to benefit from a higher gross margin percentage, offset by higher research and development expenses, than it otherwise would have had without the acquisition. The gross margin percentage improvement will result from lower cost of sales, as the Company develops the ability to manufacture heads at a lower cost than what it would have to pay external suppliers. This is expected to result in higher operating income than it otherwise would have had without the acquisition.

     The Company began realizing these net financial benefits in the second and third quarters of 2004. These benefits are expected to increase as the Company ramps its head manufacturing capability. The Company is currently satisfying a substantial portion of its head requirements through its own head manufacturing operations.

     As a result of integrating the head manufacturing operations, the Company carries a higher percentage of fixed costs than assumed in its prior business model. For example, depreciation expense for the head manufacturing operations is expected to be approximately $20 million per quarter during 2005.

     Capital expenditures and working capital investments required to support the head manufacturing operations will increase when compared to the Company’s prior business model. For example, capital expenditures related to the head manufacturing operations are expected to be between $70 million and $90 million in fiscal year 2004. Inventory turns are expected to decrease by approximately 2 turns, impacting the Company’s cash conversion cycle by approximately 3 days.

Third Quarter Overview

     Western Digital continued to deliver positive operational results for the third quarter of 2004. For the three months ended March 26, 2004 net revenue was $748.9 million on unit shipments of 11.8 million. The Company’s gross margin for the three months ended March 26, 2004 was 16.4% and the Company generated net income of $47.9 million. The Company’s cash flow from operations was $61.8 million during the quarter, allowing it to exit the quarter with cash and cash equivalents of $359.9 million. The financial results for the quarter included the accretive benefit of the Company’s head operations.

Results of Operations

     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (dollars in millions):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	MAR. 26, 2004		MAR. 28, 2003		MAR. 26, 2004		MAR. 28, 2003
Revenue, net	$748.9	100.0%	$705.8	100.0%	$2,297.9	100%	$2,038.2	100.0%
Gross margin	122.6	16.4	122.0	17.3	360.7	15.7	349.7	17.2
Total operating expenses	73.7	9.8	64.9	9.2	235.6	10.3	191.3	9.4
Operating income	48.9	6.5	57.1	8.1	125.1	5.4	158.4	7.8
Net income	47.9	6.4	54.5	7.7	121.7	5.3	151.1	7.4

Net Revenue

     Net revenue was $748.9 million for the three months ended March 26, 2004, an increase of 6.1%, or $43.1 million, from the same period last year. Total unit shipments increased to 11.8 million for the third quarter of 2004 as compared to 10.3 million for the third quarter of 2003 as a result of an increase in demand for hard drives in the desktop PC market and in emerging markets, such as game consoles and personal video recorders. This growth in units was partially offset by a $4 per unit decline in average selling prices (“ASP’s”) to $64 per unit for the three months ended March 26, 2004 from $68 per unit in the same period last year. Historically, ASP’s in the desktop hard drive industry have declined annually in the 10-20% range. However, those price declines have moderated recently given improved supply/demand management, industry consolidation and fewer component cost reduction opportunities. Western Digital will continue to adjust its pricing as necessary in response to future supply and demand conditions.

     Revenue by geographic region for the three months ended March 26, 2004 was 42% from the Americas, 30% from Europe and 28% from Asia, compared to 48%, 31% and 21%, respectively, for the same period last year. These changes reflect the Company’s continued focus on revenue growth in emerging geographic markets.

     Revenue by sales channel for the three months ended March 26, 2004 was 49% from original equipment manufacturers (“OEMs”), 43% from distributors and 8% from the retail channel, compared to 53%, 39% and 8%, respectively, for the same period last year. The distribution of revenue by sales channel has remained relatively consistent for the past seven quarters. Currently, management does not foresee any trends within the market that would indicate a material change to this distribution in future periods.

     For the nine months ended March 26, 2004, net revenue was $2.3 billion, an increase of 12.7%, or $259.7 million, from the nine months ended March 28, 2003. During this period, total unit shipments increased to 35.8 million from 29.2 million during the same period last year, while ASP’s decreased to $64 per unit from $70 per unit.

Gross Margin

     For the three months ended March 26, 2004, gross margin percentage decreased to 16.4% from 17.3% for the same period last year. During the third quarter of 2004, gross margin was negatively impacted by aggressive pricing conditions in the OEM channel. Western Digital was able to partially offset the impact of these pricing conditions with the ongoing accretive benefit of its head manufacturing operations. Additionally, an industry-wide focus on decreasing the number of hard drive units in the distribution channel resulted in lower channel inventories at the end of March. Thus, the Company saw less aggressive pricing in the distribution channel during the third quarter of 2004. Less aggressive pricing and lower hard drive units in the distribution channel allowed for reduced price protection and other distributor incentive programs, aiding gross margin during the quarter. For the nine months ended March 26, 2004, gross margin percentage decreased to 15.7% from 17.2%. The decrease in gross margin percentage year-over-year was a result of the aforementioned factors as well as the start-up expenses and other charges totaling $18.1 million incurred during the first quarter of 2004 relating to the Company’s head manufacturing operations acquired in July 2003. The $18.1 million of start-up expenses and other charges consisted primarily of head manufacturing employee severance costs, start-up expenses and under-absorbed overhead related to low head production volumes. This was offset to a minimal extent by the favorable settlement of some acquisition related contingencies during the second and third quarters of fiscal year 2004.

     Gross margin percentage for the fourth quarter of 2004 is expected to decline slightly. The Company typically experiences declining gross margins in the fourth quarter as this is a seasonally softer period for hard drive sales. For example, gross margins decreased from 17.3% for the third quarter of 2003 to 16.4% for the fourth quarter of 2003 on a non- GAAP basis, which excludes a non-recurring charge of $18.5 million for a settlement of vendor litigation. Gross margin for the fourth quarter of 2003 on a GAAP basis, which includes the non-recurring charge, was 13.7%. The gross margin excluding the non-recurring litigation charge is provided to illustrate what the seasonal decline in gross margin would have been without the charge.

Operating Expenses

     R&D expense was $46.5 million for the three months ended March 26, 2004, an increase of 34.0%, or $11.8 million, from the same period last year. The increase in R&D expense year-over-year was primarily related to head-design, mobile and enterprise platform development, offset by a reduction in employee performance incentive programs. R&D expense for the nine months ended March 26, 2004 was $154.2 million, an increase of $53.2 million, or 52.7%, from the same period last year. The increase in R&D expense was primarily due to the aforementioned factors as well as the charge of $25.6 million incurred during the first quarter of 2004 for acquired in-process research and development costs. This charge related to projects that had not reached technological feasibility and had no alternative future use. As of March 26, 2004, progress on these projects was consistent with management’s original estimates, including the costs incurred towards completion and projected release dates.

     SG&A expense was $27.2 million for the three months ended March 26, 2004, a decrease of 9.9%, or $3.0 million, from the three months ended March 28, 2003. SG&A expense for the nine months ended March 26, 2003 was $81.4 million, a decrease of 9.9%, or $8.9 million, from the nine months ended March 28, 2003. The decrease in SG&A expense year-over-year was primarily due to a reduction in employee incentive programs and reductions in baseline spending.

     The Company will continue to manage its operating expense structure in line with its operating profit objectives.

Income Tax Provision

     Income tax provision was $1.1 million and $3.7 million for the three months and nine months ended March 26, 2004, respectively. Differences between the effective tax rate for the three months and nine months ended March 26, 2004 of approximately 3.0% and the U.S. federal statutory rate are primarily related to earnings of certain subsidiaries which are taxed at substantially lower tax rates as compared to U.S. statutory rates and the partial utilization of net operating loss (“NOL”) carryforwards. The Company anticipates that the effective tax rate for the full fiscal year 2004 will be approximately 3.0%.

Liquidity and Capital Resources

Liquidity

     The Company had cash and cash equivalents of $359.9 million as of March 26, 2004 and $393.2 million as of June 27, 2003. Net cash provided by operating activities during the nine months ended March 26, 2004 was $117.0 million, as compared to $233.9 million for the same period last year. Net cash flows from operating activities primarily resulted from net income. This represents the Company’s principal source of cash. Operating cash flows were impacted by net cash used to fund working capital requirements of $104.3 million for the nine months ended March 26, 2004, an increase of $147.8 million from the same period last year. The increase in net cash used to fund working capital requirements was primarily due to a higher accounts receivable balance given changes with the Company’s mix of customers, higher work in process inventory associated with the head manufacturing operations and the payment of a $45.0 million litigation settlement.

     The Company’s working capital requirements depend upon the effective management of the Company’s cash conversion cycle. The cash conversion cycle, which consisted of 40 days sales outstanding (“DSO”) plus 20 days inventory outstanding (“DIO”) less 61 days payable outstanding (“DPO”), was negative one day for the nine months ended March 26, 2004, as compared to negative ten days for the nine months ended March 28, 2003. The increase in the cash conversion cycle was due to higher DSO’s as a result of changes in the Company’s mix of customers and higher DIO’s as a result of the longer production cycle associated with the head manufacturing operations. These increases were partially offset by an increase in DPO’s. The Company expects its business model will continue to generate a negative cash conversion cycle going forward.

     Net cash used in investing activities for the nine months ended March 26, 2004 was $185.3 million, as compared to $43.6 million for the same period last year. Net cash used in investing activities consisted primarily of $94.8 million for the asset acquisition of the head manufacturing operations and $90.5 million of net capital expenditures. Net cash used in investing activities for the nine months ended March 28, 2003 related to net capital expenditures of $43.6 million. The increase in net capital expenditures year-over-year was primarily related to assets purchased to upgrade the Company’s head operation and desktop hard drive production capabilities and for the normal replacement of existing assets.

     Net cash provided by financing activities for the nine months ended March 26, 2004 was $35.0 million, as compared to net cash used by financing activities of $67.0 million for the same period last year. The net cash provided by financing activities in the nine months ended March 26, 2004 primarily related to $21.2 million received in connection with stock options exercised and Employee Stock Purchase Plan purchases and $13.8 million received in net proceeds from long term debt. The net cash used by financing activities for the nine months ended March 28, 2003 primarily related to $21.0 million received in connection with stock options exercised and Employee Stock Purchase Plan purchases and $88.0 million used for the redemption of the Company’s remaining outstanding 5.25% zero coupon convertible subordinated debentures.

Capital Commitments

     Long Term Debt- The Company has a $125 million five-year credit facility (“Senior Credit Facility”), which replaced the facility that matured on September 20, 2003. The new Senior Credit Facility provides up to $75 million in revolving credit and a term loan of $50 million (subject to outstanding letters of credit and a borrowing base calculation). Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. As of March 26, 2004, the Company was in compliance with such covenants. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3 million beginning in October 2004. The Company used the proceeds from the term loan to repay bank obligations assumed as a result of the head manufacturing operations in Thailand acquired in July 2003. The Company anticipates that cash flow from operations will be sufficient to support its operating requirements in the near future. Accordingly, the Company does not anticipate drawing down on the revolving line of credit.

     Capital Expenditures- The Company incurred capital expenditures of $90.5 million during the nine months ended March 26, 2004. Product development and demand as well as on-going operating efficiencies within the drive and head manufacturing facilities influence the level of Western Digital’s capital expenditures. Capital expenditures for the full fiscal year 2004 are anticipated to be approximately $160 million.

     Operating Leases- The Company leases certain facilities and equipment under long-term, non-cancelable operating leases that expire at various dates through 2012. During the nine months ended March 26, 2004, rent expense under these leases, including month- to- month rentals, was $11.1 million. The following table summarizes the obligations under these commitments (in millions):

Operating
Leases
Remaining 2004	$2.9
2005	10.4
2006	10.0
2007	7.9
2008	7.0
Thereafter	15.2

$53.4

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

     Stock Repurchase Program- The Company announced a stock repurchase program on May 5, 2004. Under the program, the Company may purchase up to $100 million of its common stock, depending on market conditions and other corporate considerations. Stock repurchases are expected to be funded by operating cash flow. Some of the repurchased shares will be used to offset common stock issued under employee stock option and share purchase programs.

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

     The Company establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on the length of time receivables are past due. If the financial condition of a significant customer deteriorates resulting in their inability to pay their accounts when due, an increase in the Company’s allowance for doubtful accounts would be required, which could negatively affect operating results.

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

     The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information, and writes down inventory balances for excess and obsolete inventory based on the analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of the Company’s products, which may require an increase in inventory write-downs that could negatively affect operating results.

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

     New products in the desktop hard drive market may require higher areal densities than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require fewer heads and disks to achieve a given drive capacity, which means that existing head technology must be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs would put us at a competitive disadvantage to companies that achieve these results. In addition, technology improvements may require us to reduce the price on existing products to remain competitive.

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

Product life cycles influence our financial results.

     Product life cycles have been extending since the middle of calendar year 2002 due in large part to a decrease in the rate of hard drive areal density growth. However, there can be no assurance that this trend will continue. If longer product life cycles continue, we may need to develop new technologies or programs to reduce our costs on any particular product in order to maintain competitive pricing for such product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. If product life cycles shorten, it may be more difficult to recover the cost of product development before the product becomes obsolete. Although we believe that the current rate of growth in areal density is lower than in the past several years and will continue to decrease in the near term, we expect that areal density will continue to increase. Our failure to recover the cost of product development in the future could adversely affect our operating results.

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

     Currently the hard drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. However, the industry is developing new recording technologies that may enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular, current perpendicular-to-plane, and tunneling junction technology. If the industry experiences a fundamental shift in recording technology, hard drive manufacturers would need to timely adjust their designs and processes to accommodate the new technology in order to remain competitive. As a result, we could incur substantial costs in developing new technologies, media, and tools to remain competitive. We may also become more dependent on suppliers to ensure our access to components that accommodate the new technology. These results would increase our operating costs, which may negatively impact our operating results.

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

     Demand for our hard drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market has experienced periods of excess capacity, which has led to intense price competition. If intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could result in lower revenue and gross margins.

Changes in the markets for hard drives require us to develop new products.

     Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems. According to data released by TrendFOCUS in November 2003, systems priced below $600 comprised the fastest growing segment of the desktop computer market. If we are not able to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

     In addition, the market for hard drives is fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives will be found in many consumer products other than computers. For example, although general market acceptance remains in its early stages, the use of hard drives has expanded into the game console market. Microsoft and Sony currently incorporate a hard drive in their video game systems. However, there can be no assurance that Microsoft and Sony will continue incorporating a hard drive into their game consoles, or that the market for these products will grow. In addition, some consumer electronics, such as personal video recorders and digital video recorders, may require attributes not currently offered in our products, which may result in a need to expend capital, increasing our overall operational expense. If we are not successful in using our hard drive technology and expertise to develop new products for the emerging consumer electronics market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

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

     A majority of our revenue comes from a few customers. For example, during the third quarter of fiscal 2004, sales to our top 10 customers accounted for approximately 51% of revenue, as compared to 55% of revenue for the third quarter of fiscal 2003. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

Dependence on a limited number of qualified suppliers of components and manufacturing equipment could lead to delays, lost revenue or increased costs.

     Because we depend on a limited number of suppliers for certain hard drive components and manufacturing equipment, an increase in the cost of such components or equipment, an extended shortage of required components or equipment, or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could significantly harm our operating results. A number of the components used by us are available from only a single or limited number of qualified outside suppliers, and there is continued attrition and consolidation in our supplier base. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries, resulting in a supply reduction, or a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. In addition, if a component becomes unavailable, we could suffer significant loss of revenue.

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

     In addition, certain equipment we use in our manufacturing or testing processes is available only from a limited number of suppliers. Some of this equipment uses materials that at times could be in short supply. If these materials are not available, or are not available in the quantities we require for our manufacturing and testing processes, our ability to manufacture our products could be impacted, and we could suffer significant loss of revenue.

If we are unable to timely and cost-effectively develop heads with leading technology, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

     As a result of our head manufacturing operations, we are developing and manufacturing heads for use in the hard drives we manufacture. Consequently, we will be more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs. In addition, we may not have access to external sources of supply without incurring substantial costs. If we fail to develop new technologies in a timely manner, and if we do not have access to external sources of supply that incorporate new technologies, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer.

We will experience additional costs and risks in connection with our head manufacturing operations.

     Our acquisition of head manufacturing assets represented a fundamental change in our operating structure, as we are now manufacturing heads for use in the hard drives we manufacture. Consequently, we carry a higher percentage of fixed costs than assumed in our prior business model. For example, our depreciation expense for the head manufacturing operations is expected to be approximately $20 million a quarter during 2005. If the overall level of production decreases for any reason, the acquired assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including:

•	the need to operate at high levels of utilization to drive competitive costs;

•	the greater need for predictability of quarterly production to ensure the best utilization of assets to drive competitive costs; and

•	the need for assured supply of components, especially hard drive media, that is optimized to work with our heads.

     Moreover, capital expenditures and working capital investments required to support the head manufacturing operations will increase. For example, capital expenditures related to the head manufacturing operations are expected to be between $70 million and $90 million in fiscal year 2004. Inventory turns are expected to decrease by approximately 2 turns, impacting the Company’s cash conversion cycle by approximately 3 days. We also expect to incur between $45 and $50 million a year in research and development and investigation of new recording technologies to extend recording technology.

     In addition, we may incur additional costs, expenses and risks, including:

•	we may not have sufficient head sources in the event that we are unable to manufacture a sufficient supply of heads to satisfy our needs;

•	third party head suppliers may not deal with us or may not deal with us on the same terms and conditions we have previously enjoyed;

•	the costs of operating head manufacturing assets may exceed the prices we have historically paid for heads or the prices that might be otherwise available to us from other vendors;

•	we may be subject to claims that our manufacturing of heads may infringe certain intellectual property rights of other companies;

•	we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws applicable to our Fremont, California facility, including those governing the discharge of pollutants into the air and water; and

•	it may be difficult and time-consuming for us to locate suitable manufacturing equipment for our head manufacturing processes and replacement parts for such equipment.

     If we do not adequately address the challenges related to the acquisition, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

To develop new products, we must maintain effective partner relationships with our strategic component suppliers.

     Under our business model, we do not manufacture any of the component parts used in our hard drives, other than heads as a result of our acquisition of head manufacturing assets in July 2003. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003 we settled litigation we were engaged in with Cirrus Logic Inc., a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

Our failure to timely and efficiently transition our enterprise resource planning software from the version we currently use to a new version could adversely affect our business and financial results.

     We use enterprise resource planning software in the operation of our business and maintenance of business and financial data related to our daily operations. We are in the process of upgrading this software and we anticipate transitioning to new enterprise resource planning software during the next year. We may experience unexpected difficulties in transitioning to the new software, including difficulties related to the failure or inefficient operation of the new software. Such difficulties or failures could result in our inability to access business and financial information stored on the system or the loss of such information. Any inability to access, or loss of, such information could affect our daily operations, including our ability to ship products and invoice our customers, which could have a significant adverse impact on our business, financial condition and results of operations.

Some of our customers have adopted a subcontractor model that increases our credit risk and could result in an increase in our operating costs.

     Some of our computer manufacturer customers (also referred to as OEMs) have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Any credit losses we may suffer as a result of this increased risk would increase our operating costs, which may negatively impact our operating results.

We have only two high-volume hard-drive manufacturing facilities and two facilities supporting our head manufacturing operations, which subjects us to the risk of damage or loss of any of these facilities.

     Our hard drives are manufactured in facilities in Malaysia and in Thailand. In addition, following our acquisition of head manufacturing assets in July 2003, we are operating a wafer fabrication and research and development facility in Fremont, California and a slider fabrication facility in Thailand. A fire, flood, earthquake or other disaster, condition or event that adversely affects any of these facilities or our ability to manufacture could result in a loss of sales and revenue and harm our operating results.

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

     There has been a trend toward a weakening U.S. dollar relative to most foreign currencies. If this trend continues the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated.

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

     We often ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers, such as Komag, IBM, Marvell, ALPS Electric Co., Ltd., STMicroelectronics, and SAE Magnetics Ltd., a subsidiary of TDK Corporation;

•	competition and consolidation in the data storage industry;

•	seasonal and other fluctuations in demand for PC’s often due to technological advances; and

•	availability and rates of transportation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Foreign Currency Risk

     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency operating expenses. The contract maturity dates do not exceed six months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, the Euro, and the British Pound Sterling.

     As of March 26, 2004, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	MAR. 26, 2004
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate	Gain (Loss)
	(U.S. Dollar equivalent amounts)
FOREIGN CURRENCY FORWARD CONTRACTS:
Thai Baht	$130.3	39.43	$0.1
Euro	$2.3	0.83	—
British Pound Sterling	$1.9	0.55	—

     During the three months and nine months ended March 26, 2004 and March 28, 2003, respectively, total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements. Based on historical experience, the Company does not expect that a significant change in foreign exchange rates would materially affect the Company’s condensed consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

     At the option of the Company, borrowings under the Senior Credit Facility bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments could also increase. At March 26, 2004, the Company had a $50 million term loan outstanding under the Senior Credit Facility.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q which is hereby incorporated by reference. Reference is also made to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7, “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the quarters ended September 26 and December 26, 2003, for previous descriptions of these matters.

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

On January 22, 2004, the Company filed a current report on Form 8-K, pursuant to Item 12, to furnish its press release dated January 22, 2004, announcing financial information for the fiscal quarter ended December 26, 2003, and including unaudited Condensed Consolidated Statements of Income and Balance Sheets for the fiscal quarter ended December 26, 2003.

On February 5, 2004, the Company filed a current report on Form 8-K, pursuant to Item 9, to provide Regulation FD disclosure prior to investor presentations delivered by officials of the Company that included business and financial information about the Company and the hard drive industry.

On February 24, 2004, the Company filed a current report on Form 8-K, pursuant to Item 9, to provide Regulation FD disclosure prior to meetings between officials of the Company and investors that included an update on certain conditions in the hard drive industry.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION
Registrant

/s/ Stephen D. Milligan
Stephen D. Milligan
Senior Vice President and Chief Financial
Officer
(Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: May 6, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

† New exhibit filed with this Report.