Form 10-K
period 2004-07-02
WESTERN DIGITAL CORP
filed 2004-09-14
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2004

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

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 26, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion.

      As of the close of business on August 27, 2004, 204,765,871 shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

      Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended July 2, 2004

      Typically, the Company’s fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its fourth fiscal quarter. The 2004 fiscal year, which ended on July 2, 2004, consisted of 53 weeks. Fiscal years 2003 and 2002, which ended on June 27 and June 28, respectively, were each 52-week years.

      Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

      The Company is a Delaware corporation that operates as the parent company of its hard disk drive business, Western Digital Technologies, Inc., which was formed in 1970.

      The Company’s principal executive offices are located at 20511 Lake Forest Drive, Lake Forest, California 92630. The Company’s telephone number is (949) 672-7000 and its web site is http://www.westerndigital.com. The information on the Company’s web site is not incorporated in this report.

      Western Digital®, the Western Digital logo, WD Caviar®, WD Raptor® and WD Protégé® are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I

Item 1.	Business

General

      Western Digital Corporation (the “Company” or “Western Digital”) designs, develops, manufactures and markets hard disk drives, one of the key components found in most computers and data storage subsystems. Hard disk drives are also found in a number of consumer electronics (“CE”) devices. A hard disk drive is a device that stores data on one or more rotating magnetic disks to allow fast access to non-volatile data for computing needs. The Company’s hard disk drives are used in desktop personal computers (“PCs”), enterprise servers, network attached storage devices, an expanding list of CE products such as video game consoles, personal/digital video recorders, satellite and cable set-top boxes, and as external storage devices. The Company’s hard disk drive products currently include 3.5-inch form factor drives with capacities ranging from 8 gigabytes (“GB”) to 250 GB, nominal rotation speeds of 5400, 7200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”), Serial Advanced Technology Attachment (“SATA”), 1394/ FireWire/ i.LinkTM and Universal Serial Bus (“USB”). The Company sells its products worldwide to computer manufacturers for inclusion in their computer systems or subsystems, to CE manufacturers for inclusion into their devices, and to distributors, resellers and retailers. The Company’s hard disk drive products are currently manufactured in Malaysia and Thailand. For geographical financial data, see the Company’s Consolidated Financial Statements and Note 9 thereto included in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the Company refers to market data available from TrendFOCUS, Inc. (“TrendFOCUS”) and Gartner/ Dataquest, Inc. (“Gartner”), both of which are leading market research and analysis firms that provide data regarding the hard disk drive industry.

Industry

      Western Digital’s primary business focus is the sale of hard disk drives to the desktop PC, enterprise and CE markets.

      Desktop PC Market.

      Desktop PCs are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are used on desktop PCs for word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and other related applications. Hard disk drives store both software applications and the data used by these software applications. The Company believes that the demand for hard disk drives in the PC market has grown in part due to:

•	the overall growth of PC sales;

•	the increasing needs of businesses and individuals to store larger amounts of data on their PCs;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including downloading content from the Internet onto desktop PC hard disk drives.

      TrendFOCUS estimates that the aggregate number of desktop PCs sold during calendar year 2003 was 115 million units and will increase to 152 million units in calendar year 2008, reflecting a compound annual growth rate of approximately 7%. The Company believes the rate of PC unit growth is being influenced by several factors, including maturing markets in North America and Western Europe, an increase in first-time buyers in Eastern Europe and Asia, the lengthening of PC replacement cycles and an increasing preference for notebook systems. For an additional discussion of changes in the PC market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      According to TrendFOCUS quarterly reports for 2004 and calendar year 2003, the desktop PC segment is the largest market for hard disk drives, accounting for approximately 65% of global hard disk drive shipments in 2004. Approximately 90% of Western Digital’s hard disk drive unit shipments in 2004 were to this market. TrendFOCUS estimates that worldwide unit shipments of hard disk drives into this market will grow from approximately 178 million units in calendar year 2003 to approximately 232 million units in calendar year 2007, and that revenue will grow from approximately $12 billion to approximately $14 billion during this period. This reflects compound annual growth rates for unit shipments and revenues of approximately 7% and 4%, respectively. Revenue growth is expected to be lower than unit growth due to the ongoing trend for lower cost PCs and competition within the industry. Although the average selling prices (“ASPs”) of hard disk drives are expected to continue to decline, the demand for overall product quality and reliability continues to increase.

      Most new desktop PC systems are equipped with high-speed external interfaces, such as 1394/ FireWire/ i.Link or USB. As a result, end users are able to supplement the storage space of their PC systems with the use of external hard disk drive products that connect via these high-speed interfaces. These products are commonly used for storing additional programs or multimedia content, or for backing up internal hard disk drives.

      Mobile Computing Market.

      The mobile computing market, which includes notebook computers, is expected to grow faster than any other PC segment as performance and price continue to improve. TrendFOCUS estimates that sales of notebook systems comprised approximately 28% of the combined market for desktop PCs and notebook systems in 2003 and will increase to approximately 39% of the combined market in 2008, reflecting a compound annual growth rate of 22%. Western Digital did not ship any hard disk drives to the mobile PC market during 2004. However, the Company has announced intentions to enter the mobile PC market with new, 2.5-inch form factor product offerings before the end of calendar year 2004.

      Enterprise Market.

      The enterprise market for hard disk drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. This market has been traditionally served by hard disk drives that use the small-computer-systems-interface (“SCSI”) standard. Recently, however, SCSI hard disk drives are being replaced by SATA and EIDE hard disk drives in certain enterprise storage applications. SATA is an interface technology supported by industry standards. SATA hard disk drives cost less than SCSI, but offer improved reliability, scalability and performance over EIDE hard disk drives in enterprise environments. TrendFOCUS estimates that in calendar year 2004, approximately 30% of the enterprise hard disk drive market will utilize EIDE or SATA hard disk drives, and that this percentage will increase to 43% by 2007.

      One example of growth in the enterprise market is “near-line” storage. During the past few years, a new disk-based back-up market has emerged with high-capacity EIDE hard disk drives augmenting SCSI, tape and optical media. This new trend, popularly referred to as “near-line” storage, has become a growth market due to the ability of hard disk drives to back-up or access data more quickly than tape or optical solutions, and to quickly retrieve critical back-up or near-line data. The increasing use of hard disk drives in near-line storage applications is also being enhanced by the availability of EIDE hard disk drive solutions, which are more cost competitive as compared to SCSI hard disk drives.

      In addition, EIDE drives are also being used in unique clustering applications for databases, scientific computation, web caching and electronic mail. This segment has become a significant market for large capacity EIDE hard disk drives, and the Company believes that this segment will continue to consume a significant and growing portion of the Company’s highest capacity hard disk drives.

      According to a May 2004 report published by TrendFOCUS, the market for enterprise and other non-desktop PC applications of 3.5-inch form factor hard disk drives is forecasted to grow from approximately 33 million units in calendar year 2003 to approximately 83 million units in calendar year 2007, reflecting a compound annual growth rate of approximately 26%. For an additional discussion of the non-desktop PC hard disk drive market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      Consumer Electronics Market.

      Since 1999, hard disk drive-based recorders of audio and video content have been available for use in home entertainment systems. Commonly called personal video recorders (“PVRs”) or digital video recorders (“DVRs”), these consumer devices offer the end-user enhanced features such as pausing live television, simplifying the process of recording and cataloging recorded television programs and quickly forwarding or rewinding to any section of a recorded television program. In addition, hard disk drives are being increasingly incorporated into DVD recorders to allow for PVR/DVR functionality and faster recording of content onto removable DVDs. New devices are being developed that generate, store and play audio, video, graphic images and other multimedia content. Gartner forecasts that unit shipments of hard disk drives into the audio-video market will grow from approximately 10 million units in calendar year 2003 to approximately 58 million units in calendar year 2008, reflecting a compound annual growth rate of 42%. For further discussion of the audio-video market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      Another segment of the CE market is the inclusion of hard disk drives in electronic game devices. According to TrendFOCUS, home electronic game devices that include hard disk drives had sales of approximately 10 million units in calendar year 2003, with an expected compound annual growth rate of approximately 14% through calendar year 2008. For an additional discussion of the video game market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      Other Market Opportunities.

      The Company continuously evaluates opportunities to apply its knowledge of data storage technology beyond current markets for hard disk drives. New business opportunities are evaluated for their direct impact on the Company’s ability to increase the sale of hard disk drives. The Company monitors the development of new markets related to data or content storage and may, from time to time, offer new products or services to address appropriate new form factors, interfaces or markets. Conversely, depending on the development of such markets and the Company’s ability to achieve its goals, the Company may, from time to time, withdraw from certain markets.

Products

      The Company offers a broad line of hard disk drives designed for various market segments. Western Digital’s products are marketed under the WD Caviar®, WD Protégé® and WD Raptor® brand names, and each product line is designed for a particular market segment. The Company’s WD Caviar and WD Protégé hard disk drive products are designed to serve distinct portions of the desktop PC market. WD Caviar hard disk drives are designed for the advanced performance segment of the desktop PC market and the server and external storage markets, and WD Protégé hard disk drives are designed for the value segment of the desktop PC market, entry level PCs and the game console market. The WD Raptor hard disk drive is a SATA drive designed for the enterprise storage market and high-end desktop PC applications.

      Desktop PC Hard Disk Drive Products. The WD Caviar and WD Protégé hard disk drive families currently consist of 3.5-inch form factor products with capacities ranging from 8 GB to 250 GB and nominal rotation speeds of 5400 and 7200 RPM. These products utilize either the EIDE or SATA interfaces, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in a majority of the Company’s hard disk drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second. The SATA interface available in certain of the Company’s WD Caviar Special EditionTM hard disk drives enable transfer rates as high as 150 megabytes per second. The Company also sells a line of external hard disk drives and related adapters that are designed to accommodate external storage interfaces including 1394/ FireWire/i.Link and USB. The 1394/ FireWire/ i.Link interface is a high-speed interface that can be used to add additional external, portable storage capacity to desktop and laptop computers.

      Mobile Hard Disk Drive Products. Hard disk drives used in mobile products typically include 2.5-, 1.8- or 1.0-inch form factor drives. Although the desktop PC market accounts for a majority of hard disk drive sales, unit shipments of hard disk drives for the mobile market are increasing. TrendFOCUS forecasts that unit sales of hard disk drives to the mobile market will grow from approximately 50 million in calendar year 2003 to approximately 128 million in calendar year 2007, reflecting a compound annual growth rate of approximately 26%. The Company has announced intentions to enter the 2.5-inch mobile market before the end of calendar year 2004. In addition, the Company has indicated its plans to develop and bring to market smaller form factor drives.

      Enterprise Hard Disk Drive Products. Western Digital currently offers multiple products to address enterprise market needs, including the WD Raptor hard disk drive, a 10,000 RPM enterprise-class drive with the SATA interface, and the WD Caviar RAID Edition hard disk drive, a 7200 RPM drive manufactured to enterprise-class standards and equipped with either SATA or EIDE interfaces for primary storage such as engineering data management, document and image management, scientific computing, video surveillance, web server, file server and near line storage.

      Hard Disk Drive Products for Servers and External Storage. Western Digital’s products for server and external storage, such as network attached storage disk arrays (“NAS”) and storage area network disk arrays (“SAN”) currently consist of 3.5-inch form factor products with capacities ranging from 36.7 GB to 250 GB and nominal rotation speeds of 7200 and 10,000 RPM. The Company’s server and external storage products include the WD Raptor hard disk drive, equipped with the SATA interface, and the WD Caviar RAID Edition hard disk drive, equipped with either the SATA or EIDE interface.

      Consumer Electronics Products. The Company offers design capabilities and hard disk drive technologies for consumer applications. The Company currently offers hard disk drive products designed for use in consumer audio-video applications such as PVRs and DVRs. It also offers products for the video game console market, and provides hard disk drives for other consumer electronics products.

Technology and Product Development

      Hard disk drives are used to record, store and retrieve digital data. Their performance attributes are currently better than removable or floppy disks, optical hard disk drives and tapes, and they are more cost effective than semiconductor technology. The primary measures of hard disk drive performance include:

“Storage capacity” — the amount of data that can be stored on the hard disk drive — commonly expressed in gigabytes. As defined in the hard disk drive industry, a gigabyte means one billion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

“Average seek time” — the time needed to position the heads over a selected track on the disk surface — commonly expressed in milliseconds.

“Internal data transfer rate” — the sustained rate at which data is transferred to and from the disk — commonly expressed in megabits per second. One megabit is equal to one million bits.

“Spindle rotational speed” — the nominal rotational speed of the disks inside the hard disk drive — commonly expressed in RPMs, revolutions per minute or latency. While the reference to spindle rotational speeds of 5400, 7200 and 10,000 RPMs is commonly used, in some cases these speeds are approximations.

“Acoustics” — the sound intensity that is emitted while the hard disk drive is operating — commonly expressed in decibels.

      All of the Company’s hard disk drive products employ similar technology. The main components of the hard disk drive are the head disk assembly and the printed circuit board. The head disk assembly includes the head, media (disks), head positioning mechanism (actuator) and spin motor. These components are contained in a hard base plate protective package in a contamination-controlled environment. The printed circuit board includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector.

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

      Industry standard interfaces are utilized to allow the hard disk drive to communicate with the computer. Currently, the primary interface for desktop PCs is EIDE, and the primary interface for enterprise systems is SCSI. As computer performance continues to improve, the hard disk drive will need to deliver information faster than these interfaces can handle. The Company believes that the desktop PC industry plans to transition to higher speed interfaces, such as SATA, to handle the higher data transfer rates. The Company currently offers its WD Caviar Special Edition SATA hard disk drive, a 7200 RPM drive featuring capacities as large as 250 GB and designed for the high-end PC, workstation, server, and external storage markets. The Company believes that SATA is also becoming a more popular interface in the enterprise market. Western Digital currently offers its WD Raptor hard disk drive, a 10,000 RPM enterprise-class drive with the SATA interface, and the WD Caviar RAID Edition hard disk drive, a 7200 RPM drive manufactured to enterprise-class standards and available with a SATA interface. The Company is working to develop additional products that will support these higher speed interfaces.

      Storage capacity of the hard disk drive, as manufactured by Western Digital, is determined by the number of disks and each disk’s areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk. The higher the areal density, the more information can be stored on a single platter. As the areal density increases, fewer disks and/or heads are required to achieve a given drive capacity, thus reducing product costs through reduced component requirements.

      Head technology is one of the variables affecting areal density. Historically, there have been rapid technological changes, resulting in several generations of head technology in a relatively short period of time. However, in recent years the time has lengthened between changes in generations of head technology. Currently, the desktop hard disk drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. All of the Company’s hard disk drive product offerings currently employ giant magnetoresistive head technology.

      The Western Digital product line generally leverages a common platform for various products within product families with different capacities to serve the differing market needs. This platform strategy results in commonality of components across different products within product families, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. This platform strategy also enables computer manufacturer customers to leverage their qualification efforts onto successive product models. The Company expects to continue to utilize this platform strategy as it continues to develop products for the emerging market for hard disk drives specifically designed for audio-video applications, such as digital video recording devices.

      Constant innovations in research and development are essential to the Company’s ability to compete. Hard disk drive providers, including Western Digital, are evaluating or implementing a number of technological innovations designed to further increase hard disk drive performance and reduce product costs.

      For an additional discussion of technological innovations, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Sales and Distribution

      The Company sells its products globally to system manufacturers, distributors, resellers, systems integrators and retailers. Manufacturers typically purchase components such as hard disk drives and assemble them into the computer systems they build. Distributors typically sell the Company’s drives to small computer manufacturers, dealers, systems integrators and other resellers.

      Original Equipment Manufacturers (“OEMs”). Sales to OEMs accounted for 51%, 52%, and 54% of the Company’s revenue in 2004, 2003 and 2002, respectively. During 2004, the Company’s major OEM customers included Dell, Fujitsu, Gateway (including sales to E-Machines prior to its acquisition by Gateway in March 2004), Hewlett-Packard and IBM. Typically, revenue from sales to certain OEMs account for more than 10% of the Company’s revenue. For example, during 2004, sales to Dell accounted for 14% of the Company’s revenue. During 2003, sales to Dell and Hewlett-Packard (including sales to Compaq Computer after its merger with Hewlett-Packard in 2002) accounted for 20% and 13% of revenue, respectively. During 2002, sales to Dell and Hewlett-Packard (including sales to Compaq computer prior to its merger with Hewlett-Packard in 2002) accounted for 15% and 13% of revenue, respectively. The Company believes that its success depends on its ability to maintain and improve its strong relationships with the leading computer manufacturers. Since 2000, Seagate Technology, Western Digital, and Maxtor (which merged with Quantum in 2000) have had the highest market share with these manufacturers.

      System manufacturers evaluate and select their hard disk drive suppliers based on a number of factors, including overall quality and reliability, storage capacities, performance characteristics, price, service and support, ease of doing business, and the supplier’s long-term financial stability. They typically seek to qualify two or more providers for each generation of hard disk drives, and once a computer manufacturer has chosen its qualified hard disk drive vendors for a given product, it generally will purchase hard disk drives from those vendors for the life of that product. To achieve success with system manufacturers’ qualifications, a hard disk drive supplier must consistently offer hard disk drives featuring leading technology, quality, reliability and acceptable capacity per disk. Suppliers must quickly achieve volume production of high quality and reliable hard disk drives. To quickly achieve high volume production, a hard disk drive supplier must have access to flexible, high-capacity, high-quality manufacturing capabilities.

      Many of the Company’s OEM customers utilize just-in-time inventory management processes or supply chain business models that combine “build-to-order” (computer manufacturer does not build until there is a firm order) and “contract manufacturing” (computer manufacturer contracts assembly work to a contract manufacturer who purchases components and assembles the computer based on the computer manufacturer’s instructions). For certain key OEMs the Company maintains a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations.

      For an additional discussion of the need to adapt to customers’ business models and maintain customer satisfaction, refer to Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      Distributors. The Company uses a select group of distributors to sell its products to small computer manufacturers, resellers, dealers and systems integrators. During 2004, the Company’s major distributor customers included ASI, Bell, eSys Distribution, Ingram Micro, and Tech Data. Distributors accounted for approximately 42%, 40%, and 39% of the Company’s revenue for 2004, 2003 and 2002, respectively. Distributors generally enter into non-exclusive agreements for specific territories with the Company for purchase and redistribution of product. The Company grants its distributors limited price protection and stock rotation rights.

      Retailers. The Company sells its retail-packaged products directly to a select group of major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorizes sales through distributors to smaller retailers. During 2004, major retailers to whom the Company sold directly included Best Buy, Circuit City, Comp USA, Fry’s Electronics, and OfficeMax. Retailers accounted for approximately 7%, 8%, and 7% of the Company’s revenue for each of 2004, 2003 and 2002, respectively. The Company’s current retail customer base is primarily in the United States, Canada and Europe. The retail channel complements the Company’s other sales channels while helping to build brand awareness for the Company and its products. Retailers supply the aftermarket “upgrade” and data back-up sectors in which end-users purchase and install products to upgrade their computers and externally store their data for back-up purposes. The Company grants certain of its retailers price protection and limited rights to return product on an inventory rotation basis. The Company also sells its retail-packaged products through the Internet, at its web site.

      The Company maintains sales offices throughout North America, Eastern and Western Europe, the Middle East, Japan and Asia/ Pacific. Field application engineering is provided to strategic computer manufacturer accounts, and localized end-user technical support services are provided within the United States, Canada, Europe, and Asia. The Company’s localized end-user technical support is currently supplied by employees and a third party provider through telephone support, and via the Company’s web site.

      The Company’s international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 63%, 59%, and 50% of the Company’s revenue for 2004, 2003 and 2002, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

      For additional information concerning revenue recognition, sales by geographic region and significant customer information, see Notes 1 and 9 of the Notes to Consolidated Financial Statements.

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

Competition

      The Company competes primarily with manufacturers of 3.5-inch hard disk drives for desktop, enterprise and CE systems. The Company’s competitors in the hard disk drive market include Seagate Technology, Maxtor, Fujitsu, Hitachi Global Storage Technologies, and Samsung. Over the last four years, the hard disk drive industry has experienced consolidation, decreasing the number of major competitors. In particular, Maxtor acquired the hard disk drive business of Quantum, Fujitsu exited the desktop hard disk drive market, and IBM sold its hard disk drive business to Hitachi Global Storage Technologies.

      The hard disk drive industry is intensely competitive, with hard disk drive suppliers competing for sales to a limited number of major customers. Hard disk drives manufactured by different competitors are highly substitutable due to the industry mandate of technical form, fit and function standards. Hard disk drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support, and ease of doing business. The relative importance of these factors varies between different customer and market segments. The Company believes that it is generally competitive in all of these factors.

      The Company believes that the markets in which it competes, and those in which it plans to enter in the near future, such as the mobile market, are at or approaching high volume mass market, where market acceptance and consumer demand for products are strong. This represents a significant change in the industry. In prior years, the mobile, handheld and enterprise markets were relatively small with low volumes and high prices. As these markets continue to grow, consumers will demand lower cost points for the products that utilize these drives. As a result, it will be necessary for suppliers to offer high quality, reliable products at low cost to be able to effectively compete. The Company believes that its model enables it to deliver products with superior quality and reliability at a low cost.

      The Company believes that there are no substantial barriers for existing competitors to offer competing products. Therefore, the Company believes that it cannot differentiate its hard disk drive products solely on attributes such as storage capacity, buffer size or time-to-market. Accordingly, the Company differentiates itself by focusing on high product quality and reliability, and designing and incorporating into its hard disk drives desirable product performance attributes, such as seek time, data transfer rates, intelligent caching, failure prediction, remote diagnostics, acoustics and data recovery. In addition, the Company emphasizes non-product related attributes, including rapid response with its customers. Rapid response requires accelerated design cycles, customer delivery, production flexibility and timely service and support, which contribute to customer satisfaction. The Company also relies on the strength of the Western Digital brand name with value-added resellers and solution providers to whom the Company sells its hard disk drive products directly and indirectly. The Company believes that trust in a manufacturer’s reputation and the establishment of strategic relationships have become important factors in the selection of a hard disk drive, particularly within such a rapidly changing technology environment.

      Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than the Company’s hard disk drive products. High-speed semiconductor memory could compete with the Company’s hard disk drive products in the future. Semiconductor memory is much faster than magnetic hard disk drives, but currently is not competitive from a cost standpoint. Flash memory, a non-volatile semiconductor memory, is currently much more costly and, while it has higher “read” performance than hard disk drives, it has lower “write” performance. Flash memory could become competitive in the near future for applications requiring less storage capacity than that provided by hard disk drives.

      For an additional discussion of competition, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Service and Warranty

      Western Digital generally warrants its newly manufactured hard disk drives against defects in materials and workmanship for a period of one to five years from the date of sale. The Company’s warranty obligation is generally limited to repair or replacement of the hard disk drive. The Company has engaged third parties in Australia, Brazil, Canada, China, Germany, Hungary, India, Korea, Russia, Singapore, and the United Arab Emirates to provide various levels of testing, processing and/or recertification of returned hard disk drives for the Company’s customers. In addition, the Company processes, tests and recertifies returned hard disk drives at its own facility in the United States.

Manufacturing

      To be competitive, Western Digital must manufacture high quality hard disk drives with industry leading time-to-volume production at competitive unit costs. The Company strives to maintain manufacturing flexibility and high manufacturing yields, while insisting that its suppliers provide high-quality components at competitive prices. The critical elements of Western Digital’s hard disk drive production are high volume, low cost assembly and testing, and establishment and maintenance of key vendor relationships. By establishing partner relationships with its strategic component suppliers, the Company believes it is able to access “best-of-class” manufacturing quality. In addition, the Company believes that its sourcing strategy currently enables it to have the business flexibility needed to select the highest quality low cost suppliers as product designs and technologies evolve.

      Hard disk drive manufacturing is a complex process involving the assembly of precision components with narrow tolerances and thorough testing. The assembly process occurs in a “clean room” environment that demands skill in process engineering and efficient utilization of the “clean room” layout in order to reduce the high operating costs of this manufacturing environment. The Company’s clean room manufacturing process consists of modular production units, each of which contains a number of work cells.

      The Company produces hard disk drives in two plants, one in Malaysia and one in Thailand. The Company continually evaluates its manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. For example, in order to improve efficiency and reduce costs, the Company closed two manufacturing facilities in Singapore during 1999 and 2000 and relocated its hard disk drive production to Malaysia. During 2002, in response to an increase in demand and in order to capitalize on the local supplier base, the Company completed the acquisition of a Thailand manufacturing facility. The Company continually evaluates which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs.

      In July 2003, the Company purchased substantially all of the assets of Read-Rite Corporation, formerly one of the Company’s suppliers of heads, including its wafer fabrication equipment in Fremont, California and its slider fabrication facility in Bang Pa-In, Thailand. The Company uses these facilities to design and manufacture a substantial portion of the head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) for use in hard disk drives it manufactures.

      For an additional discussion of manufacturing, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Research and Development

      The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses for continuing operations totaled $201 million, $135 million and $120 million in 2004, 2003 and 2002, respectively.

      For further discussion of product development, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Materials and Supplies

      The principal components currently used in the manufacture of the Company’s hard disk drives are magnetic heads and related HSAs, media, controllers, spindle motors and mechanical parts used in the head disk assembly. In addition to custom semiconductor devices, the Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers and a wide variety of other parts, including connectors, cables, and other interconnect technology.

      The Company designs and manufactures a substantial portion of the heads required for the hard disk drives it manufactures. The Company also purchases a portion of these components from third party suppliers. During 2004, the Company bought giant magnetoresistive heads from ALPS Electric Co., Ltd. and TDK Corporation’s subsidiary, SAE Magnetics Ltd.

      The Company acquires all of the remaining components for its products from third party suppliers. The Company tries to have multiple suppliers for each of its component requirements. For example, during 2004, the Company’s media requirements were purchased from several outside vendors including Komag, Showa Denko KK and Trace Storage Technology Corporation. The Company has a volume purchase agreement with Komag under which the Company is obligated to purchase a percentage of its requirements for hard disk media from Komag as long as Komag’s prices, technology and quality remain competitive.

      Although the Company tries to have multiple suppliers for each of its component requirements, some components are currently sole-sourced. For example, some custom integrated circuit devices are currently sole-sourced from STMicroelectronics, IBM and Marvell Semiconductor, Inc. The Company has entered into volume purchase agreements with IBM and Marvell to purchase custom integrated circuit devices at negotiated quantities and prices. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits. The Company expects this trend to continue in the area of custom integrated circuits for hard disk drives.

      For an additional discussion of component supplies, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Backlog

      Historically, a substantial portion of the Company’s orders has been for shipments within 30 to 60 days of the placement of the order. The Company generally negotiates pricing, order lead times, product support requirements and other terms and conditions prior to receiving a computer manufacturer’s first purchase order for a product. Customers’ purchase orders typically may be canceled with relatively short notice to the Company, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, many of the Company’s sales to OEMs are made under just-in-time delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Instead, the Company receives a periodic forecast of requirements from the customer, and the customer is invoiced upon shipment of the product from the just-in-time warehouse. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of the Company’s revenue and profit and may not be comparable to earlier periods.

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

      The Company relies on certain technology that is licensed from other parties in order to manufacture and sell its products. The Company believes that it has adequate cross-licenses and other agreements in place in addition to its own intellectual property portfolio to compete successfully in the hard disk drive industry.

      For additional discussion of intellectual property, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”

Environmental Regulation

      The Company is subject to a variety of regulations in connection with its operations. It believes that it has obtained or is in the process of obtaining all necessary environmental permits for its operations.

Employees

      As of July 2, 2004, the Company employed a total of 17,376 employees worldwide. This represents an increase in headcount of approximately 51% since June 27, 2003 and an increase of approximately 82% since June 28, 2002. The increase is primarily the result of the Company’s acquisition of Read-Rite’s assets in July 2003 and the purchase of a manufacturing facility in Thailand during 2002 in response to an increase in unit sales.

      Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees. Accordingly, the Company offers employee benefit programs, which it believes are at least equivalent to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulty at times in hiring and retaining certain skilled personnel. When the Company is unable to hire personnel in the ordinary course of business, it uses third parties to help satisfy its personnel needs. In addition, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization, and the Company considers its employee relations to be good.

Available Information

      The Company maintains an Internet web site at http://www.westerndigital.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s web site at http://www.westerndigital.com, free of charge, as soon as reasonably practicable after these reports are filed electronically with the Securities and Exchange Commission (the “SEC”). Any materials the Company files with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Additional information about the operation of the Public Reference Room can also be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Western Digital.

Executive Officers of the Registrant

      The names, ages and positions of all of the executive officers of the Company as of August 27, 2004 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally elected annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Matthew E. Massengill	43	Chairman and Chief Executive Officer
Arif Shakeel	49	President and Chief Operating Officer
Raymond M. Bukaty	47	Senior Vice President, General Counsel, and Secretary
Stephen D. Milligan	41	Senior Vice President and Chief Financial Officer
David C. Fetah	44	Vice President, Human Resources

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

      Mr. Shakeel joined the Company in 1985 as Product Manager, Integrated Drive Electronics. Mr. Shakeel served in various executive capacities, including Vice President, Materials-Asia, until October 1997, when he left the Company to become Managing Director of Mahlin Associates, a supplier of electromechanical components in Singapore. Mr. Shakeel rejoined the Company in April 1999 as Senior Vice President of Operations, Drive Products Division. He became Senior Vice President of Worldwide Operations in July 1999. In February 2000, he became Executive Vice President and

General Manager of Hard Disk Drive Solutions. He was promoted to Executive Vice President and Chief Operating Officer in April 2001, and served in that position until promoted to his current position of President in January 2002.

      Mr. Bukaty joined the Company in 1999 as Vice President, Corporate Law. Mr. Bukaty was promoted to Vice President, General Counsel and Secretary in March 2002, and to Senior Vice President in March 2004. Prior to joining the Company, he worked at Fluor Corporation for three years, two as Assistant General Counsel and one as Senior Counsel. Prior to joining Fluor, he was a principal in the law firm of Riordan & McKinzie, which merged with Bingham McCutchen LLP in July 2003.

      Mr. Milligan joined the Company in September 2002 as Vice President, Finance. He was appointed Senior Vice President and Chief Financial Office in January 2004. Prior to joining the Company, Mr. Milligan served in a variety of senior finance capacities at Dell between April 1997 and September 2002, including Assistant Controller, European Controller, North European Finance Director, Director of Finance for the Americas, and Controller for Dell Financial Services. Prior to joining Dell, he served twelve years at Price Waterhouse (now known as PricewaterhouseCoopers) as Audit and Account Manager for several large multinational companies.

      Mr. Fetah joined the Company in March 2000 as Vice President of Human Resources. Prior to joining the Company, he served as Executive Director, Human Resources, for PeopleSoft, Inc. Prior to joining PeopleSoft in 1996, he was Manager, Human Resources, for Fluor Corporation where he served for five years.

Item 2. Properties

      The Company’s corporate headquarters are located in Lake Forest, California. The Lake Forest facilities include four buildings, consisting of an aggregate of 237,673 square feet, and house the Company’s management, research and development, administrative and sales personnel. Three of these buildings are subject to a 10-year lease that expires in December 2010, and the fourth is subject to a 9-year lease that expires in January 2012. In addition, the Company leases an approximately 181,000 square foot facility in Fremont, California that is used for head wafer fabrication and research and development. The lease expires in February 2008. The Company also leases approximately 151,000 square feet in San Jose, California for research and development activities. In addition, the Company leases one facility in Irvine, California, which consists of 59,213 square feet and is used as a processing center and for light manufacturing. The San Jose lease expires in July 2006 and the Irvine lease expires in September 2010. The Company also leases an aggregate of approximately 29,000 square feet of office space in various other locations throughout the world primarily for sales and technical support.

      Western Digital owns a 633,077 square foot manufacturing facility in Kuala Lumpur, Malaysia. The Company also owns a manufacturing facility in Pathumthani, Thailand, consisting of approximately 232,500 square feet. In addition, in July 2003 the Company acquired a facility in Bang Pa-In, Thailand, consisting of three buildings with an aggregate of 433,744 square feet, which is used for slider fabrication, the assembly of HGAs and HSAs, and research and development related thereto.

      The Company believes its present facilities are adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue. New manufacturing facilities generally can be developed and become operational within approximately nine to eighteen months should the Company require such additional facilities.

Item 3. Legal Proceedings

      See Part II, Item 8, Notes to Consolidated Financial Statements, Note 6.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Western Digital’s common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC”. The approximate number of holders of record of common stock of the Company as of August 27, 2004 was 2,813.

      The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future. The Company’s $125 million credit facility prohibits the Company from paying cash dividends on its common stock.

      The high and low sales prices of the Company’s common stock, as reported by the NYSE, for each quarter of 2004 and 2003 are as follows:

	First	Second	Third	Fourth

2004
High	$14.00	$14.95	$13.55	$11.69
Low	8.44	10.20	9.64	7.87
2003
High	$5.48	$8.96	$9.58	$13.05
Low	2.98	4.12	6.07	8.36

      The following table provides information about repurchases by the Company of its common stock during the quarter ended July 2, 2004:

				Total Number of	Maximum Value of
				Shares Purchased as	Shares that May Yet
	Total Number			Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share	Program	Program(3)

March 27, 2004 — April 23, 2004	282	(1)	$10.89	—	$—
April 24, 2004 — May 28, 2004	1,927,000	(1)	$8.25	1,927,000	$84,102,250
May 29, 2004 — July 2, 2004	10,724	(2)	$9.14	—	$—

Total	1,938,006		$8.26	1,927,000	$84,102,250

(1)	Represents shares purchased in open-market transactions.

(2)	Represents shares delivered by an employee to the Company to satisfy tax-withholding obligations upon the vesting of restricted stock.

(3)	On May 5, 2004, the Company announced that its Board of Directors had authorized the Company to repurchase up to $100 million of the Company’s common stock in open market transactions. The program does not have an expiration date.

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

	Years Ended

	July 2,	June 27,	June 28,	June 29,	June 30,
	2004	2003	2002	2001	2000

	(in millions, except per share and employee data)
Revenue, net	$3,047	$2,719	$2,151	$1,953	$1,957
Gross margin	462	443	282	208	10
Income (loss) from continuing operations	151	182	53	(52)	(330)
Per share income (loss) from continuing operations:
Basic	.74	$.93	$.28	$(.31)	$(2.69)
Diluted	$.70	$.89	$.28	$(.31)	$(2.69)
Working capital	$270	$238	$37	$45	$7
Total assets	$1,159	$866	$637	$508	$613
Long-term debt	$53	$—	$—	$112	$226
Shareholders’ equity (deficit)	$488	$327	$103	$7	$(110)
Number of employees	17,376	11,508	9,550	7,909	7,321

No cash dividends were paid for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning the growth of unit sales of desktop PCs; growth of unit shipments of hard disk drives in the desktop PC, CE (including audio-video), and mobile markets; growth of revenue from sales of hard disk drives in the desktop PC market; increase in sales of notebook systems; growth rate of sales of home electronic game devices that include hard disk drives; increase in the demand for desktop PC hard disk drives in Asia; the Company’s expansion into the CE market; expansion of the SATA interface in desktop PCs and growth of EIDE and SATA interfaces in enterprise hard disk drives; growth of the market for enterprise and other non-desktop PC applications of 3.5-inch form factor hard disk drives; the Company’s entrance into the mobile hard disk drive market; the Company’s current expectations regarding depreciation expense for the head manufacturing operations, capital expenditures, gross margin percentages, cash conversion cycle, inventory turns, cash and cash equivalents, liquidity and cash flows; the impact of the acquisition of head manufacturing assets on the Company’s long-term financial business model, operating income, working capital investments, and research and development expenses; and increase in areal density (the measure of storage per disk) and decrease in areal density growth rate.

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

Business Overview

      Western Digital designs, develops, manufactures and markets hard disk drives for digital information storage. The Company’s hard disk drives are used in desktop PCs, enterprise servers, network attached storage devices, an expanding list of CE products such as video game consoles, personal/digital video recorders and satellite and cable set-top boxes, and as external storage devices. Western Digital markets its hard disk drives directly to PC manufacturers, including large, brand name PC manufacturers such as Dell and Hewlett Packard; to CE manufacturers; and to distributors, resellers and retailers that serve a wide range of end users. Unless otherwise noted, all references to market share and industry data included in this discussion are according to the Gartner report published in April of 2004.

      Western Digital builds hard disk drives in assembly facilities in Malaysia and Thailand. The Company also builds hard disk drive components such as printed circuit board assemblies and head stack assemblies in its Malaysia and Thailand facilities. In July 2003, the Company acquired head manufacturing facilities in California and Thailand, and currently produces a significant portion of its head requirements. Western Digital procures other components from industry-leading technology companies, many of which work with the Company from design and development through manufacturing.

      Currently, eight hard disk drive vendors compete in the $22 billion-a-year hard disk drive market, compared to fifteen vendors in calendar year 2000. According to Gartner quarterly reports published in 2004 and calendar year 2003, Western Digital, Seagate Technology, Maxtor Corporation, and Hitachi Global Storage Technologies supplied approximately 80% of the total hard disk drive market during 2004.

      The Company focuses on providing quality products, superior customer service and flexibility by managing its technology deployment, manufacturing, cost, delivery, quality and reliability. Western Digital believes that its low cost business model allows it to access leading-edge component technologies and cost-saving innovations while minimizing investment expenditures.

      Western Digital’s growth will be influenced greatly by developments in the PC hard disk drive market. Gartner estimates that unit shipments of hard disk drives in the desktop PC market will grow by approximately 4% per year through calendar year 2008. The Company has increased its resources to address certain fast-growing geographic markets such as Asia, Latin America, Eastern Europe and Russia. The Company’s revenue in Asia during 2004 increased to 29% of total revenue as compared to 22% of total revenue for 2003. Gartner estimates that demand for desktop PC hard disk drives in Asia will increase 12% per year through calendar year 2008.

      Because CE demand for hard disk drives is relatively new, with many consumer applications currently employing similar hard disk drive technology as is found in desktop PCs, Western Digital presently believes it can expand shipments into this developing market. As this market develops, additional investments by the Company may be required. Gartner estimates that unit shipments of 3.5-inch form factor hard disk drives in CE markets will grow by approximately 26% per year through calendar year 2008.

      The Company is also pursuing new revenue opportunities in non-PC, information technology (“IT”) applications through its application of the SATA interface. The SATA interface contains many of the same benefits of SCSI — the predominant interface currently used in most enterprise hard disk drive applications — at a lower cost. TrendFOCUS estimates that 43% of enterprise hard disk drive unit shipments will use the EIDE or SATA interface by calendar year 2007.

      In addition to the CE and SATA growth opportunities, the Company has plans to enter the mobile hard disk drive market in calendar year 2004 to provide hard disk drives for notebook PCs. Gartner forecasts that unit sales of 2.5-inch form factor hard disk drives to the mobile computing market will grow from an estimated 47 million in calendar year 2003 to approximately 97 million in calendar year 2008, reflecting a compound annual growth rate of approximately 15%.

Fiscal 2004 Overview

      According to quarterly reports for 2004 and calendar year 2003 from Gartner, the desktop hard disk drive market increased by approximately 17% based on unit shipments. Based on quarterly reports published by Gartner in 2004 and calendar 2003, the Company believes that its market share in desktop hard disk drives increased to 24% from 23% in 2003. While Western Digital’s unit shipments grew by 22% in 2004, the average selling price of its hard disk drives declined by 8% due to aggressive pricing pressures and mix of products.

      In 2004, Western Digital’s net revenue increased by 12%, to $3.0 billion, on unit shipments of 48.3 million. However, in 2004, gross margin decreased to 15.2% from 16.3% in 2003 primarily as a result of aggressive pricing pressures. In addition, the Company incurred approximately $50 million of start-up expenses and other charges related to the acquisition of substantially all the assets of Read-Rite Corporation (“Read-Rite”) in July 2003. These factors offset the ongoing positive contribution of the Company’s newly acquired head manufacturing operations. As a result, operating income decreased by $31.9 million, to $154.9 million, and operating margins decreased to 5.1% as a percentage of net revenue, compared with 6.9% in 2003. For 2005, the Company expects incremental benefits from its integrated head operations; however, it is not clear whether this will be enough to offset any continued downward pressure on gross margin caused by competitive pricing. Western Digital generated $190.0 million in cash flow from operations in 2004 and finished the year with $377.8 million in cash and cash equivalents, a decrease of $15.4 million from the prior year’s balance.

Read Rite Asset Acquisition

      In June 2003, Read-Rite, then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million and consisted of cash consideration of $94.8 million, assumed debt obligations of the Thailand operations of approximately $60.2 million, direct costs of the acquisition and other miscellaneous assumed obligations totaling $17.0 million. Proceeds from a $50 million term loan were used to repay obligations assumed as a result of the acquired head manufacturing operations in Thailand.

      Western Digital’s acquisition of the head manufacturing operations represented a fundamental change in the Company’s operating structure as the Company is now manufacturing heads for use in its hard disk drives. Previously, the Company purchased all of its recording head requirements from external suppliers, including Read-Rite. The Company acquired the Read-Rite assets for the following reasons:

•	to enhance its financial business model,

•	to gain better control of head technology as the Company’s business grows,

•	to improve flexibility, product planning and quality, and

•	to improve its cost structure and tighten its supply chain through better operational integration.

      Taking the asset acquisition into consideration, the Company expects its long-term financial business model to benefit from a higher gross margin percentage, offset by higher research and development expenses, than it otherwise would have had without the acquisition. The gross margin percentage improvement will result from lower cost of sales, as the Company develops the ability to manufacture heads at a lower cost than what it would have otherwise paid external suppliers. This is expected to result in higher operating income than it otherwise would have had without the acquisition.

      The Company began realizing these net financial benefits in 2004. However, these benefits were offset by downward pressures on gross margins caused by an aggressive pricing environment. The incremental benefits from an integrated head manufacturing operation are expected to increase as the Company continues to ramp its head manufacturing capability. The Company is currently satisfying a substantial portion of its head requirements through its own head manufacturing operations.

      As a result of integrating the head manufacturing operations, the Company carries a higher percentage of fixed costs than assumed in its prior financial business model. For example, depreciation expense for the head manufacturing operations is expected to be between $15 million and $20 million per quarter by the end of 2005.

      Capital expenditures and working capital investments required to support the head manufacturing operations will increase when compared to the Company’s prior financial business model. For example, capital expenditures related to the head manufacturing operations are expected to average between $80 million and $100 million on an annual basis after initial capital investments are completed. Also, inventory turns are expected to decrease to between 17 and 19 from the Company’s historical average of between 20 and 22.

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

Results of Operations

Summary of 2004, 2003 and 2002 Comparison

      The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (in millions).

	Years Ended

	July 2, 2004		June 27, 2003		June 28, 2002

Revenue, net	$3,046.7	100.0%	$2,718.5	100.0%	$2,151.2	100.0%
Gross margin	461.6	15.2	442.9	16.3	281.6	13.1
Operating expenses	306.7	10.1	256.1	9.4	230.9	10.7
Operating income	154.9	5.1	186.8	6.9	50.7	2.4
Net interest and other income	0.3	0.0	2.9	0.0	1.4	0.0
Income from continuing operations before income taxes	155.2	5.1	189.7	7.0	52.1	2.4
Income tax expense (benefit)	3.9	0.1	7.6	0.3	(1.1)	(0.0)
Income from continuing operations	151.3	5.0	182.1	6.7	53.2	2.4

     Net Revenue

      Net revenue was $3.0 billion for 2004, an increase of 12%, or $328 million, from 2003. Total unit shipments increased to 48.3 million for the year as compared to 39.7 million from the prior year as a result of an increase in market share and overall demand for hard disk drives in the desktop PC market. This growth in units was partially offset by a $5 per unit decline in average selling prices (“ASPs”) to $63 per unit for 2004 from $68 per unit in 2003.

      Revenue by geographic region for 2004 was 41% from the Americas, 30% from Europe and 29% from Asia, compared to 48%, 30% and 22%, respectively, for 2003. These changes reflect the Company’s continued focus on revenue growth in emerging geographic markets.

      Revenue by sales channel for 2004 was 51% from OEMs, 42% from distributors and 7% from the retail channel, compared to 52%, 40% and 8%, respectively, for 2003. The distribution of revenue by sales channel has remained relatively consistent for the past several quarters.

      Net revenue increased $567 million or 26% in 2003 from 2002. This increase in net revenue was primarily due to the Company’s improved market share as well as an increase in demand for hard disk drives in the PC market. Unit shipments increased to 39.7 million in 2003 from 29.1 million in 2002, partially offset by a decrease in ASPs to $68 per unit in 2003 from $74 per unit in 2002.

Gross Margin

      For 2004, gross margin percentage decreased to 15.2% from 16.3% for 2003. The decrease in gross margin percentage over the prior year was primarily the result of aggressive pricing pressures. The Company anticipates that competitive pricing pressure may continue to adversely affect gross margin percentages in 2005. Also contributing to the decrease in the gross margin percentage were start-up expenses and other charges totaling $18.1 million incurred during the first quarter of 2004 relating to the Company’s head manufacturing operations acquired in July 2003. Western Digital was able to partially offset the impact of these pricing conditions and start-up related costs with the ongoing accretive benefit of its head manufacturing operations. For 2003, gross margin percentage increased to 16.3% from 13.1% for 2002. This increase in gross margin percentage was primarily a result of a more moderate pricing environment, manufacturing efficiencies associated with higher unit volume and continuing cost reduction efforts, offset by an $18.5 million charge related to the Cirrus Logic, Inc. litigation settlement.

Operating Expenses

      Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), were 10.1% of net revenue in 2004 as compared to 9.4% of net revenue in 2003 and 10.7% of net revenue in 2002.

      R&D expense was $201 million, $135 million and $120 million for 2004, 2003 and 2002, respectively. The increase of $66 million in R&D expense in 2004 from 2003 was primarily related to head-design, mobile and enterprise platform development, as well as the charge of $26 million incurred during the first quarter of 2004 for acquired IPR&D, offset by reduced employee incentive payments. The $26 million charge related to IPR&D projects acquired from Read-Rite that had not reached technological feasibility and had no alternative future use. As of July 2, 2004, progress on these projects was consistent with management’s original estimates, including the costs incurred towards completion and projected release dates. The increase of $15 million in R&D in 2003 over 2002 was due to increases in new development programs and higher employee incentive payments, partially offset by expense reduction efforts.

      SG&A expense was $106 million, $121 million and $111 million for 2004, 2003 and 2002, respectively. The $15 million decrease in SG&A expense in 2004 from 2003 was primarily due to a reduction in employee incentive programs and reductions in baseline spending. The $10 million increase in SG&A expense in 2003 from 2002 was primarily related to higher incentive payments resulting from improved operational results.

      The Company will continue to manage its operating expense structure in line with its operating profit objectives.

Interest and Other Income

      Net interest and other income was $0.3 million, $2.9 million and $1.4 million in 2004, 2003 and 2002, respectively. This includes net investment gains of $4.4 million in 2003 and $5.4 million in 2002. Excluding these items, net interest and other income (expense) was $0.3 million, ($1.5) million and ($4.0) million in 2004, 2003 and 2002, respectively. The increase in net interest income over the past two years was primarily due to the Company’s redemption of its convertible debentures during the third quarter of 2003, resulting in lower interest expense as compared to 2002.

Income Tax Expense (Benefit)

      Income tax expense was $3.9 million in 2004 as compared to $7.6 million in 2003 and an income tax benefit of $1.1 million in 2002. The decrease in the income tax expense of $3.7 million in 2004 primarily related to lower overall earnings and a more favorable mix of earnings within certain tax jurisdictions. Differences between the effective tax rate for 2004 of 2.5%, as compared to the U.S. federal statutory rate, are primarily due to tax holidays in Malaysia and Thailand that expire at various points in time ranging from 2005 to 2014. The 2003 increase in the income tax expense of $8.7 million from 2002 is primarily related to higher overall earnings in 2003 and the non-recurrence of certain tax benefits realized in 2002. The Company’s 2002 net income tax benefit of $1.1 million included a federal income tax refund of $3.1 million for a loss carryback available as a result of tax legislation enacted during that year.

Discontinued Operations

      During 2002, the Company discontinued the operations of new business ventures, including Connex, Inc. (“Connex”), SANavigator, Inc. (“SANavigator”) and Keen Personal Media, Inc. (“Keen”). The Company sold substantially all of the assets of its Connex and SANavigator businesses in 2002 for a net gain of $24.5 million and terminated the Keen operations. The 2002 operating losses for the new ventures and the net gain recognized on the sale of Connex and SANavigator have been excluded from continuing operations and reported separately on the statements of income as discontinued operations.

Liquidity and Capital Resources

      The Company had cash and cash equivalents of $378 million at July 2, 2004 and $393 million at June 27, 2003. Net cash provided by operating activities during 2004 was $190 million as compared to $278 million for 2003. Net cash flows from operating activities primarily resulted from net income. This represents the Company’s principal source of cash. Operating cash flows were impacted by net cash used to fund working capital requirements of $89 million for 2004, an increase of $116 million from 2003. The increase in net cash used to fund working capital requirements was primarily due to a higher accounts receivable balance associated with changes in the Company’s mix of customers, higher work in process inventory associated with the head manufacturing operations and the payment of a $45 million litigation settlement.

      The Company’s working capital requirements depend upon the effective management of the Company’s cash conversion cycle. The cash conversion cycle, which consisted of 39 days sales outstanding (“DSO”) plus 20 days inventory outstanding (“DIO”) less 61 days payable outstanding (“DPO”), was negative two days for 2004 as compared to negative nine days for 2003. The increase in the cash conversion cycle was due to higher DSO’s as a result of changes in the Company’s mix of customers and higher DIO’s as a result of the longer production cycle associated with the head manufacturing operations. These increases were partially offset by an increase in DPO’s. The Company expects its financial business model will continue to generate a negative cash conversion cycle going forward.

      Net cash used in investing activities for 2004 was $227 million as compared to $59 million for 2003. The 2004 investing activities consisted of $95 million for the Read-Rite asset acquisition and $132 million of net capital expenditures. The 2003 investing activities related primarily to net capital expenditures. The increase in net capital expenditures was primarily for assets purchased to upgrade the Company’s head manufacturing capabilities, increase desktop hard disk drive production capabilities and for the normal replacement of existing assets. For 2005, capital expenditures are expected to increase to approximately $250 million. The increase in capital expenditures is expected to consist primarily of investments in mobile hard disk drive manufacturing capacity, continued expansion of head manufacturing operations and IT infrastructure upgrades. The Company expects to use planned capital lease facilities to offset up to $100 million of its capital expenditures. Approximately $19 million of capital leases were completed in 2004.

      Net cash provided by financing activities for 2004 was $21 million as compared to net cash used by financing activities of $50 million for 2003. The net cash provided by financing activities in 2004 consisted primarily of $24 million received upon issuance of common stock under employee plans and $14 million of net proceeds from long-term debt, partially offset by $16 million used in the Company’s stock repurchase program. The net cash used by financing activities for the year ended 2003 consisted primarily of $88 million used for redemption of the Company’s remaining convertible debentures, partially offset by $44 million received upon issuance of common stock under employee plans.

Capital Commitments

      The following is a summary of the Company’s significant contractual cash obligations and commercial commitments at July 2, 2004 (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current portion	$50.0	$9.4	$25.0	$15.6	$—
Capital lease obligations	17.9	5.9	12.0	—	—
Operating leases	57.4	9.8	18.9	15.0	13.7
Purchase obligations	867.3	855.8	9.5	2.0	—

Total	$992.6	$880.9	$65.4	$32.6	$13.7

Long-Term Debt

      On September 19, 2003, the Company entered into a new $125 million five-year credit facility (“Senior Credit Facility”) replacing the facility that matured on September 20, 2003. The new Senior Credit Facility provides up to $75 million (subject to outstanding letters of credit and a borrowing base calculation) in revolving credit and a term loan of $50 million. Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. The Company was in compliance with all such covenants at July 2, 2004. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3 million beginning in October 2004. The Company used the proceeds from the term loan to repay obligations incurred as a result of the Read-Rite asset acquisition (see Note 3, “Read-Rite Asset Acquisition” included in the Company’s Consolidated Financial Statements). At July 2, 2004 there were no borrowings under the revolving credit facility and $71 million was available.

Purchase Orders

      In the normal course of business to reduce the risk of component shortages, the Company enters into purchase orders with suppliers for the purchase of hard disk drive components used to manufacture the Company’s products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, become payable upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In some cases we may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process. The Company has entered into long-term purchase agreements for components with certain vendors such as Komag, IBM, and Marvell. Future purchases under these agreements are not fixed and determinable as they depend on the Company’s overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. These arrangements are not included under “Purchase Obligations” in the table above. See below under the heading “Risk Factors That May Affect Future Results” for a discussion of these commitments.

Forward Exchange Contracts

      The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part II, Item 7A, under the heading “Disclosure About Foreign Currency Risk,” for the Company’s current forward exchange contract commitments.

Stock Repurchase Program

      The Company announced a stock repurchase program on May 5, 2004. Under the program, the Company may purchase on the open market up to $100 million of its common stock depending on market conditions and other corporate considerations. Stock repurchases are expected to be funded by operating cash flow. Some of the repurchased shares will offset the dilutive impact of common stock issued under employee stock option and share purchase programs. During the fourth quarter of 2004 the Company repurchased 1.9 million shares of its common stock at a total cost of approximately $16.0 million. During 2005, the Company may continue to opportunistically repurchase its stock as market conditions allow. For example, during August 2004, the Company repurchased an additional 2.1 million shares of common stock at a total cost of $15.0 million.

      The Company believes its current cash and cash equivalents will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility or lease financing will continue to be available to the Company. Also, the Company’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk Factors That May Affect Future Results.” The Company currently anticipates that it will continue to utilize its liquidity and cash flows to improve the efficiency and capability of its existing hard disk drive and head manufacturing operations.

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

Revenue and Accounts Receivable

      In accordance with standard industry practice, the Company has agreements with resellers that provide price protection for inventories held by resellers at the time of published list price reductions. In addition, the Company may have agreements with resellers that provide for stock rotation on slow-moving items and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard disk drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results.

      The Company establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and its bad debt loss history and establishes reserves based on a combination of past due receivables and expected future losses. If the financial condition of a significant customer deteriorates resulting in their inability to pay their accounts when due, an increase in the Company’s allowance for doubtful accounts would be required, which could negatively affect operating results.

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

Warranty

      The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard disk drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products increase above expectations, an increase in the warranty provision would be required, which could negatively affect operating results.

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

Litigation and Other Contingencies

      The Company applies Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and reasonably estimable. (Refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 6 “Legal Proceedings” included in this Annual Report on Form 10-K). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Deferred Tax Assets

      The Company’s deferred tax assets, which consist primarily of net operating loss and tax credit carryforwards, are fully reserved due to management’s determination that it is more likely than not that these assets will not be realized. This determination is based on the weight of available evidence, the most significant of which is the Company’s loss history in the related tax jurisdictions. Should this determination change in the future, some amount of deferred tax assets could be recognized, resulting in a tax benefit or a reduction of future tax expense.

Risk Factors That May Affect Future Results

Declines in ASPs in the hard disk drive industry adversely affect our operating results.

      The hard disk drive industry has experienced declining ASP’s. Although the rate of decline has moderated in recent years, there can be no assurance that this trend will continue. In fact, during the fourth quarter of 2004, ASPs decreased significantly. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, a lower component cost. Because of the competitiveness of the hard disk drive industry, lower costs generally mean lower prices. This is true even for those products that are competitive and introduced into the market in a timely manner. Our ASPs decline even further when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share.

Our operating results depend on optimizing time-to-market and time-to-volume, overall quality, and costs of new and established products.

      To achieve consistent success with our customers who manufacturer computers, systems and consumer electronic devices, we must balance several key attributes: time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:

•	maintain overall quality of products on new and established programs,

•	maintain competitive cost structures on new and established products,

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies,

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs,

•	qualify these products with key customers on a timely basis by meeting all of our customers’ needs for performance, quality and features, or

•	consistently meet stated quality requirements on delivered products,

our operating results would be adversely affected.

Product life cycles in the desktop hard disk drive market require continuous technical innovation associated with higher areal densities.

      New products in the desktop hard disk drive market may require higher areal densities than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require existing head technology to be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs may put us at a competitive disadvantage to companies that achieve these results. In addition, technology improvements may require us to reduce the price on existing products to remain competitive.

Increases in areal density may outpace customers’ demand for storage capacity.

      The rate of increase in areal density may be greater than the increase in our customers’ demand for aggregate storage capacity. This could lead to our customers’ storage capacity needs being satisfied with more lower-cost single-surface drives, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our results of operations.

Product life cycles influence our financial results.

      Product life cycles have been extending since the middle of calendar year 2002 due in large part to a decrease in the rate of hard disk drive areal density growth. However, there can be no assurance that this trend will continue. If longer product life cycles continue, we may need to develop new technologies or programs to reduce our costs on any particular product in order to maintain competitive pricing for such product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. If product life cycles shorten, it may be more difficult to recover the cost of product development before the product becomes obsolete. Although we believe that the current rate of growth in areal density is lower than in the past several years and will continue to decrease in the near term, we expect that areal density will continue to increase. Our failure to recover the cost of product development in the future could adversely affect our operating results.

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

Unexpected technology advances in the hard disk drive industry could harm our competitive position.

      If one of our competitors were able to implement a significant advance in head or hard disk drive technology that enables a “step-change” increase in areal density that permits greater storage of data on a disk, it could put us at a competitive disadvantage and harm our operating results.

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

      Currently the hard disk drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. However, the industry is developing new recording technologies that may enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular, current perpendicular-to-plane, and tunneling junction technology. If the industry experiences a fundamental shift in recording technology, hard disk drive manufacturers would need to timely adjust their designs and processes to accommodate the new technology in order to remain competitive. As a result, we could incur substantial costs in developing new technologies, media, and tools to remain competitive. We may also become more dependent on suppliers to ensure our access to components that accommodate the new technology. These results would increase our operating costs, which may negatively impact our operating results.

The hard disk drive industry is highly competitive and characterized by rapid shifts in market share among the major competitors.

      The price of hard disk drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or attempting to gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, result in significant and rapid shifts in market share among the industry’s major participants. In addition, product recalls can lead to a loss of market share, which could adversely affect our operating results.

Our prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives.

      Demand for our hard disk drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard disk drives in any given period. As a result, the hard disk drive market has experienced periods of excess capacity, which has led to intense price competition. If intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could result in lower revenue and gross margins.

Changes in the markets for hard disk drives require us to develop new products.

      Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems. According to data released by TrendFOCUS in November 2003, systems priced below $600 comprised the fastest growing segment of the desktop computer market. If we are not able to offer a competitively priced hard disk drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

      The market for hard disk drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard disk drives will be found in many consumer products other than computers. For example, although general market acceptance remains in its early stages, the use of hard disk drives has expanded into the game console market. Microsoft and Sony currently incorporate a hard disk drive into their video game systems. However, there can be no assurance that these companies will continue incorporating a hard disk drive into their game consoles, or that the market for these products will grow.

      In addition, we expect that the consumer market for audio-video products incorporating a hard disk drive will continue to grow. However, because this market remains relatively new, although overall growth has been strong, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, may require attributes not currently offered in our products, which may result in a need to expend capital, increasing our overall operational expense. If we are not successful in using our hard disk drive technology and expertise to develop new products for the emerging consumer electronics market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

If we do not successfully expand into new hard disk drive market segments, our business may suffer.

      To remain a significant supplier of hard disk drives, we will need to offer a broad range of hard disk drive products to our customers. We currently offer a variety of 3.5-inch form factor hard disk drives for the desktop computer market. However, demand for hard disk drives may shift to products in smaller form factors, which we do not currently offer, but which some of our competitors offer. In addition, the enterprise and desktop PC industries are transitioning to higher speed interfaces such as SATA to handle higher data transfer rates. We currently offer SATA products; however, the transition of technology and the introduction of new products is challenging and creates risks. While we continue to develop new products and look to expand into non-desktop applications such as consumer electronics and mobile products, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of desktop hard disk drives.

We depend on our key personnel and skilled employees.

      Our success depends upon the continued contributions of our key personnel and skilled employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard disk drive industry is intense. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key personnel or skilled employees who have been granted stock options. If we are unable to retain our existing key personnel or skilled employees, or hire and integrate new key personnel or skilled employees, our operating results would likely be harmed.

Loss of market share with a key customer could harm our operating results.

      A majority of our revenue comes from a few customers. For example, during 2004, sales to our top 10 customers accounted for 51% of revenue, as compared to 55% of revenue for 2003. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

Dependence on a limited number of qualified suppliers of components and manufacturing equipment could lead to delays, lost revenue or increased costs.

      Because we depend on a limited number of suppliers for certain hard disk drive components and manufacturing equipment, an increase in the cost of such components or equipment, an extended shortage of required components or equipment, or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could significantly harm our operating results. A number of the components used by us are available from only a single or limited number of qualified outside suppliers, and there is continued attrition and consolidation in our supplier base. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries, resulting in a supply reduction, or a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. In addition, if a component becomes unavailable, we could suffer significant loss of revenue.

      To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions.

      In some cases, not only are we dependent on a limited number of suppliers, but we also have entered into contractual commitments that require us to buy a substantial number of components from certain suppliers. For example, we have entered into a volume purchase agreement with Komag for the purchase of media components, and volume purchase agreements with IBM and Marvell for the purchase of read channel devices. Our future operating results may depend substantially on Komag’s ability to timely qualify their components in our programs, and each of Komag’s, IBM’s, and Marvell’s ability to supply us with these components in sufficient volume to meet our production requirements. A significant disruption in any of these suppliers’ ability to manufacture and supply us with the components could harm our operating results.

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

If we are unable to timely and cost-effectively develop heads with leading technology and overall quality, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

      As a result of our head manufacturing operations, we are developing and manufacturing a substantial portion of the heads used in the hard disk drives we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs. If we fail to develop new technologies in a timely manner, or if we encounter quality problems with the heads we manufacture, and if we do not have access to external sources of supply that incorporate new technologies, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer.

We will experience additional costs and risks in connection with our head manufacturing operations.

      Our acquisition of head manufacturing assets represented a fundamental change in our operating structure, as we are now manufacturing heads for use in the hard disk drives we manufacture. Consequently, we carry a higher percentage of fixed costs than assumed in our prior financial business model. If the overall level of production decreases for any reason, our head manufacturing assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs, and the need for assured supply of components, especially hard disk drive media, that is optimized to work with our heads.

      Moreover, capital expenditures and working capital investments required to support the head manufacturing operations, including research and development expenses and expenses necessary to investigate new recording technologies to extend technology, will increase.

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

      If we do not adequately address the challenges related to our head manufacturing operations, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

To develop new products, we must maintain effective partner relationships with our major component suppliers.

      Under our business model, we do not manufacture any of the component parts used in our hard disk drives, other than heads as a result of our acquisition of head manufacturing assets in July 2003. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003 we settled litigation we were engaged in with Cirrus Logic, Inc., a supplier who previously was the sole source of read channel devices for our hard disk drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

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

We have two high-volume hard-drive manufacturing facilities and two facilities supporting our head manufacturing operations, which subjects us to the risk of damage or loss of any of these facilities.

      Our hard disk drives are manufactured in facilities in Malaysia and in Thailand. In addition, following our acquisition of head manufacturing assets in July 2003, we are operating a head wafer fabrication and research and development facility in Fremont, California and a slider fabrication, HGA and HSA assembly, and research and development facility in Thailand. A fire, flood, earthquake or other disaster, condition or event that adversely affects any of these facilities or our ability to manufacture could result in a loss of sales and revenue and harm our operating results.

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

      We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place. As a result of the Malaysian currency controls, we are no longer hedging the Malaysian currency risk. Currently, we hedge the Thai Baht, British Pound Sterling and the Euro.

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

Unforeseen environmental costs could harm our operating results.

      We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. Similar legislation may be enacted in other locations where we manufacture or sell our products.

      We could incur substantial costs in connection with our compliance with such environmental laws and regulations, and we could also be subject to governmental fines and liability to our customers if we were to violate these laws. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant capital expenses in connection with a violation of these laws, our financial condition or operating results could suffer.

The nature of our business and our reliance on intellectual property and other proprietary information subjects us to the risk of significant litigation.

      The hard disk drive industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to risks related to product defects, which could result in product recalls and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.

      We generally warrant our products for one to five years. We test our hard disk drives in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers, and we may lose market share with our customers, including our OEM customers.

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

      We often ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers, such as Komag, IBM, Marvell, ALPS Electric Co., Ltd., STMicroelectronics, and SAE Magnetics Ltd., a subsidiary of TDK Corporation;

•	competition and consolidation in the data storage industry;

•	seasonal and other fluctuations in demand for PCs often due to technological advances; and

•	availability and rates of transportation.

Rapidly changing market conditions in the hard disk drive industry make it difficult to estimate actual results.

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

      The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard disk drive, data and content management, storage and communication industries; and

•	changes in financial estimates by securities analysts relating specifically to us or the hard disk drive industry in general.

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

      Due to the risks described herein, in the future we may be unable to maintain adequate financial resources for capital expenditures, expansion or acquisition activity, working capital and research and development. We have a credit facility, which matures on September 19, 2008, and planned capital lease facilities. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot ensure that additional financing will be available to us or available on acceptable terms. An equity financing could also be dilutive to our existing stockholders.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency operating expenses. The contract maturity dates do not exceed six months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, the British Pound Sterling, and the Euro.

      As of July 2, 2004, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	July 2, 2004

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)

Foreign currency forward contracts:
Thai Baht	$170.3	40.81	0.2
British Pound Sterling	$2.0	0.55	—
Euro	$1.4	0.81	—

*	Expressed in units of foreign currency per dollar.

      In 2004, 2003 and 2002, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

      At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments could also increase. At July 2, 2004 the Company had a $50 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.5 million annually.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of July 2, 2004 and June 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Costa Mesa, California

July 29, 2004

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended

	July 2,	June 27,	June 28,
	2004	2003	2002

Revenue, net	$3,046.7	$2,718.5	$2,151.2
Cost of revenue	2,585.1	2,275.6	1,869.6

Gross margin	461.6	442.9	281.6

Operating expenses:
Research and development	201.0	134.7	120.1
Selling, general and administrative	105.7	121.4	110.8

Total operating expenses	306.7	256.1	230.9

Operating income	154.9	186.8	50.7
Net interest and other income	0.3	2.9	1.4

Income from continuing operations before income taxes	155.2	189.7	52.1
Income tax expense (benefit)	3.9	7.6	(1.1)

Income from continuing operations	151.3	182.1	53.2
Discontinued operations	—	—	12.2

Net income	$151.3	$182.1	$65.4

Basic income per common share:
Income from continuing operations	$.74	$.93	$.28
Discontinued operations	—	—	.07

	$.74	$.93	$.35

Diluted income per common share:
Income from continuing operations	$.70	$.89	$.28
Discontinued operations	—	—	.06

	$.70	$.89	$.34

Weighted average shares outstanding:
Basic	205.7	195.6	189.0

Diluted	216.7	205.5	193.7

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions)

	July 2,	June 27,
	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$377.8	$393.2
Accounts receivable, net	313.1	243.9
Inventories	148.6	97.8
Other	17.8	9.2

Total current assets	857.3	744.1
Property and equipment, net	274.7	122.1
Intangible and other assets	27.2	—

Total assets	$1,159.2	$866.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$434.9	$352.3
Accrued expenses	90.4	112.4
Accrued warranty	46.4	41.0
Current portion of long-term debt	15.2	—

Total current liabilities	586.9	505.7
Long-term debt	52.7	—
Other liabilities	32.0	33.1

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 208.8 shares in 2004 and 203.6 in 2003	2.1	2.0
Additional paid-in capital	698.7	676.6
Deferred compensation	(1.3)	(1.2)
Accumulated deficit	(182.9)	(334.2)
Accumulated other comprehensive income	0.2	—
Treasury stock — common shares at cost; 2.7 shares in 2004 and 0.7 shares in 2003	(29.2)	(15.8)

Total shareholders’ equity	487.6	327.4

Total liabilities and shareholders’ equity	$1,159.2	$866.2

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(in millions)

							Retained
	Common Stock		Treasury Stock		Additional		Earnings	Accumulated	Total	Total
					Paid-in	Deferred	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Income	Equity	Income

Balance at June 29, 2001.	192.8	$1.9	(6.4)	$(148.2)	$735.4	$(3.7)	$(581.7)	$3.1	$6.8
ESPP shares issued			1.3	13.9	(9.6)				4.3
Exercise of stock options and warrants			1.6	34.3	(28.5)				5.8
Shares issued in debenture redemption	2.6	—			13.6				13.6
Deferred compensation plan, net			0.2	3.7	(2.6)	0.5			1.6
Net effect of subsidiary equity transactions					5.9				5.9
Net income							65.4		65.4	$65.4
Unrealized loss on investment securities								(0.5)	(0.5)	(0.5)

Balance at June 28, 2002.	195.4	1.9	(3.3)	(96.3)	714.2	(3.2)	(516.3)	2.6	102.9	$64.9

ESPP shares issued	1.2	—	0.9	24.2	(17.0)				7.2
Exercise of stock options	6.9	0.1	1.9	57.8	(20.8)				37.1
Shares issued in debenture redemption	0.1	—			0.2				0.2
Deferred compensation plan			(0.2)	(1.5)		2.0			0.5
Net income							182.1		182.1	$182.1
Realized gain on investment securities, net								(2.6)	(2.6)	(2.6)

Balance at June 27, 2003.	203.6	2.0	(0.7)	(15.8)	676.6	(1.2)	(334.2)	—	327.4	$179.5

ESPP shares issued	2.2				9.8				9.8
Exercise of stock options	3.0	0.1		0.7	14.7				15.5
Deferred compensation plan			(0.1)	1.9	(2.4)	(0.1)			(0.6)
Repurchase of common stock			(1.9)	(16.0)					(16.0)
Net income							151.3		151.3	$151.3
Unrealized gain on foreign currency contracts								0.2	0.2	0.2

Balance at July 2, 2004.	208.8	$2.1	(2.7)	$(29.2)	$698.7	$(1.3)	$(182.9)	$0.2	$487.6	$151.5

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended

	July 2,	June 27,	June 28,
	2004	2003	2002

Cash flows from operating activities
Net income	$151.3	$182.1	$65.4
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	101.7	50.4	45.8
In-process research and development expense	25.6	—	—
Loss on litigation settlement	—	18.5	—
Non-cash interest expense	—	3.0	5.7
Investment gains, net	—	(3.4)	(4.4)
Discontinued operations	—	—	(12.2)
Changes in:
Accounts receivable	(66.5)	(25.1)	(90.5)
Inventories	(41.9)	(24.4)	5.4
Other assets	(9.4)	(0.3)	0.9
Accounts payable	54.3	57.8	80.0
Accrued expenses	(26.8)	14.8	(14.0)
Other	1.7	4.5	0.7

Net cash provided by continuing operations	190.0	277.9	82.8

Cash flows from investing activities
Capital expenditures, net	(131.7)	(61.9)	(47.7)
Asset acquisition and other investment activities	(94.8)	3.4	9.9

Net cash used for investing activities	(226.5)	(58.5)	(37.8)

Cash flows from financing activities
Issuance of common stock under employee plans	23.9	44.3	10.1
Repurchase of common stock	(16.0)	—	—
Debenture redemptions and extinguishments	—	(88.3)	(17.6)
Net proceeds from long-term debt	13.8	—	—
Principal payments under capital lease obligations	(0.6)	—	—
Other subsidiary financing activity	—	(5.9)	0.4

Net cash provided by (used for) financing activities	21.1	(49.9)	(7.1)
Net cash provided by discontinued operations	—	—	18.2

Net (decrease) increase in cash and cash equivalents	(15.4)	169.5	56.1
Cash and cash equivalents, beginning of year	393.2	223.7	167.6

Cash and cash equivalents, end of year	$377.8	$393.2	$223.7

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3.1	$3.5	$2.0
Cash paid during the period for interest	$1.3	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Equipment additions funded by capital lease obligations	$18.5	$—	$—
Common stock issued for extinguishment of convertible debentures	$—	$0.2	$13.6

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

      Western Digital Corporation (“Western Digital” or the “Company”) has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. Following are the Company’s significant accounting policies:

Fiscal Year

      The Company has a 52 or 53-week fiscal year. The 2004, 2003 and 2002 fiscal years ended on July 2, June 27 and June 28 respectively. The year ended July 2, 2004 consisted of 53 weeks and the years ended June 27, 2003 and June 28, 2002 consisted of 52 weeks each. All references to years relate to fiscal years unless otherwise noted.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. As such, foreign exchange gains or losses resulting from remeasurement of these accounts are reflected in the results of operations. These foreign exchange gains and losses were immaterial to the consolidated financial statements. Monetary and nonmonetary asset and liability accounts have been remeasured using the exchange rate in effect at each year-end and using historical rates, respectively. Income statement accounts have been remeasured using average monthly exchange rates.

Cash Equivalents

      The Company’s cash equivalents represent highly liquid investments, primarily money market funds and commercial paper, with original maturities of three months or less.

Concentration of Credit Risk

      The Company designs, develops, manufactures and markets hard disk drives to personal computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of our customers may be individually significant to our financial results. At July 2, 2004 and June 27, 2003, the Company had reserves for potential credit losses of $6.1 million and $5.2 million, respectively. The Company also has cash equivalent policies that limit the amount of credit exposure to any one financial institution or investment instrument and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventory Valuation

      Inventories are valued at the lower of cost or net realizable value. Cost is on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work in process and finished goods.

Property and Equipment

      The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The majority of the Company’s property and equipment is being depreciated over periods of three and five years. Depreciation is computed on a straight-line basis. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under SAB 101 revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of arrangement, delivery has occurred, or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue is recognized at the time of shipment for the Company’s original equipment manufacturer (“OEM”) customers, and at the time of delivery for its reseller customers.

      In accordance with standard industry practice, the Company has agreements with resellers that provide price protection for inventories held by the resellers at the time of published list price reductions. In addition, the Company may have agreements with resellers that provide for stock rotation on slow-moving items and other incentive programs. Either party may terminate these agreements upon written notice. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard disk drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results. Net revenue recognized on sales to resellers was approximately $1.5 billion, $1.3 billion and $1.0 billion for 2004, 2003 and 2002, respectively. Repurchases of reseller inventory were not material in 2004, 2003 and 2002.

Warranty

      The Company records an accrual for estimated warranty costs as products are sold. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which ranges from one to five years and is recorded in the accompanying balance sheet as current or long-term based upon when the expenditure is expected to occur. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard disk drives in the field by product type, historical field return rates and costs to repair. Although the Company believes that it has the continued ability to reasonably estimate warranty reserves, unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

Advertising Expense

      Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $1.5 million, $3.4 million and $6.0 million in 2004, 2003 and 2002, respectively.

Income Taxes

      The Company accounts for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment.

Per Share Information

      The Company computes basic income per share using the net income and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the net income and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential common shares include outstanding employee stock options, employee stock purchase plan shares and restricted stock awards.

      For the years ended July 2, 2004, June 27, 2003 and June 28, 2002, 14.7 million, 19.9 million and 24.7 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted income per share. Also, for the year ended June 28, 2002 an additional 2.9 million shares, issuable upon conversion of the convertible debentures, were excluded from the computation of diluted income per share. The effects of these items were not included in the computation of diluted income per share as their effect would have been anti-dilutive.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”) and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended

	July 2,	June 27,	June 28,
	2004	2003	2002

	(in millions,
	except per share amounts)
Net income
As reported	$151.3	$182.1	$65.4
Stock-based employee compensation included in reported earnings	1.3	2.0	1.6
Stock-based employee compensation expense determined under fair-value based methods for all awards	(28.0)	(27.3)	(24.7)

Pro forma net income	$124.6	$156.8	$42.3

Basic income per share:
As reported	$0.74	$0.93	$0.35

Pro forma	$0.61	$0.80	$0.22

Diluted income per share:
As reported	$0.70	$0.89	$0.34

Pro forma	$0.58	$0.77	$0.22

      The pro forma earnings per share information is estimated using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised (see Note 7 for additional information on fair value disclosures). The pro forma impact of applying SFAS 123 at July 2, 2004 is not necessarily representative of future periods.

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

Other Comprehensive Income

      Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of unrealized gains and losses on foreign currency contracts and marketable securities categorized as “available for sale” under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Foreign Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The contracts have maturity dates that do not exceed six months. The Company does not purchase short-term forward exchange contracts for trading purposes.

      The Company applies the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company had outstanding forward exchange contracts with commercial banks for the Thai Baht, British Pound Sterling and Euro with values of $173.7 million and $35.8 million at July 2, 2004 and June 27, 2003, respectively. Changes in fair value on these contracts were not material to the consolidated financial statements for all years presented.

Use of Estimates

      Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. These estimates and assumptions have been applied using methodologies, which are consistent throughout the periods presented. However, actual results could differ from these estimates.

Reclassifications

      Certain prior years’ amounts have been reclassified to conform to the current year presentation.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Supplemental Financial Statement Data (in millions)

	2004	2003	2002

Net Interest and Other Income
Interest income	$2.4	$3.8	$4.1
Interest and other expense	(2.1)	(5.3)	(8.1)
Gain (losses) on investments, net	—	3.1	(4.2)
Other gains(1)	—	1.3	9.6

Net interest and other income	$0.3	$2.9	$1.4

Inventories
Finished goods	$70.6	$66.4
Work in process	51.6	19.6
Raw materials and component parts	26.4	11.8

	$148.6	$97.8

Property and Equipment
Land and buildings	$73.0	$59.4
Machinery and equipment	521.2	342.4
Machinery and equipment recorded under capital leases	18.5	—
Furniture and fixtures	7.0	6.8
Leasehold improvements	28.8	11.6

	648.5	420.2
Accumulated depreciation and amortization	(373.8)	(298.1)

Net property and equipment	$274.7	$122.1

(1)	During 2002, the Company sold its creditor position and investments in Komag to an unrelated party for $9.0 million.

Note 3.     Read-Rite Asset Acquisition

      In June 2003, Read-Rite Corporation (“Read-Rite”), then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million and consisted of cash consideration of $94.8 million, assumed debt obligations of the Thailand operations of approximately $60.2 million and direct costs of the acquisition and other miscellaneous assumed obligations totaling $17.0 million. The Company accounted for this transaction as an asset acquisition. The estimated fair value of the assets acquired and liabilities assumed are as follows:

Current assets	$17.4
Property and equipment	90.2
Purchased technology	38.8
In-process research and development	25.6

$172.0

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the fiscal year ended July 2, 2004, the Company recorded $13.2 million of amortization expense related to these intangible assets. Amortization expense is estimated to be $14.4 million, $4.4 million, $3.4 million and $3.4 million for fiscal years 2005, 2006, 2007 and 2008, respectively.

Note 4.	Short-term Borrowings and Long-term Debt

      Short-term borrowings and long-term debt consisted of the following (in millions):

Term loan	$50.0
Capital lease obligations (See Note 5)	17.9

Total	67.9
Less amounts due in one year	(15.2)

$52.7

Line of Credit

      On September 19, 2003, the Company entered into a new $125 million five-year credit facility (“Senior Credit Facility”) replacing the facility that matured on September 20, 2003. The new Senior Credit Facility provides up to $75 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $50 million. Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. The Senior Credit Facility requires the Company to maintain certain levels of income, prohibits the payment of cash dividends on common stock, and contains a number of other covenants. The Company was in compliance with all such covenants at July 2, 2004. The $50 million term loan was funded on September 22, 2003 and requires quarterly principal payments of $3 million beginning in October 2004. The Company used the proceeds from the term loan to repay obligations incurred as a result of the Read-Rite asset acquisition (see Note 3). At July 2, 2004 there were no borrowings under the revolving credit facility and $71 million was available.

     Convertible Debentures

      During 2003, the Company redeemed its remaining outstanding 5.25% zero coupon convertible subordinated debentures due February 18, 2018 (the “Debentures”) and paid $88.3 million in cash and issued 0.1 million shares of common stock. The book value of the redeemed Debentures was $88.6 million, and the aggregate principal amount at maturity was $193.5 million. During 2002, the Company paid $17.6 million in cash and issued 2.6 million shares of common stock in exchange for Debentures with a book value of $31.6 million and an aggregate principal amount at maturity of $72.4 million. The 2002 redemptions were private, individually negotiated transactions with certain institutional investors.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Commitments and Contingencies

     Lease Commitments

      The Company leases certain facilities and equipment under long-term, non-cancelable operating and capital leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2012. Rental expense under these operating leases, including month-to-month rentals, was $14.9 million, $11.4 million and $11.7 million in 2004, 2003 and 2002, respectively. The Company’s capital leases consist of leased equipment. These leases have maturity dates through June 30, 2007 and interest rates averaging 4.6%. Future minimum lease payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at July 2, 2004 are as follows (in millions):

	Operating	Capital

2005	$9.8	$6.6
2006	10.5	6.6
2007	8.4	6.0
2008	7.8	—
2009	7.2	—
Thereafter	13.7	—

Total future minimum payments	$57.4	$19.2

Less: interest on capital leases		(1.3)

Total principal payable on capital leases		$17.9

     Product Warranty Liability

      The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard disk drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair cost. Changes in the warranty provision were as follows (in millions):

	2004	2003

Beginning balance	$52.9	$47.4
Charges to operations	60.6	54.6
Utilization	(55.1)	(53.8)
Changes in liability related to pre-existing warranties	(1.6)	4.7

Ending balance	$56.8	$52.9

      The warranty provision includes amounts classified in non-current liabilities of $10.4 million at July 2, 2004 and $11.9 million at June 27, 2003.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.     Legal Proceedings

      On August 22, 2003, the Company and Cirrus Logic, Inc. reached a settlement of litigation filed in California Superior Court for the County of Orange involving alleged breach of contract and other claims resulting from Cirrus’ role as a strategic supplier of read channel devices for the Company’s hard disk drives. The parties subsequently executed a formal written settlement agreement. Pursuant to the terms of the agreement, on October 16, 2003, the Company made a one-time payment to Cirrus of $45.0 million in exchange for a mutual release of claims. The letter of credit previously posted by the Company also has been released. Western Digital had previously recorded an obligation totaling approximately $26.5 million related to the disputed payables. The difference of approximately $18.5 million between the settlement amount and the amount previously recorded was included in cost of sales for the fourth quarter and year ended June 27, 2003. Formal dismissals of claims were entered with the Court in this matter on October 22, 2003.

      In June 1994, Papst Licensing (“Papst”) brought suit against the Company in the United States District Court for the Central District of California, alleging infringement by the Company of five hard disk drive motor patents owned by Papst. In December 1994, Papst dismissed its case without prejudice. In July 2002, Papst filed a new complaint against the Company and several other defendants. The suit alleges infringement by the Company of seventeen of Papst’s patents related to hard disk drive motors that the Company purchased from motor vendors. Papst is seeking an injunction and damages. The Company filed an answer on September 4, 2002, denying Papst’s complaint. On December 11, 2002, the lawsuit was transferred to the United States District Court for the Eastern District of Louisiana and included in the consolidated pre-trial proceedings occurring there. The lawsuit was stayed pending the outcome of certain other related litigation. The Company believes that the outcome of this matter will not have a material adverse impact on the Company’s financial statements. The Company intends to vigorously defend the suit.

      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters, including the matter described in the preceding paragraph, is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at July 2, 2004, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

Note 7.     Shareholders’ Equity

 Stock Option Plans

      Western Digital’s Employee Stock Option Plan (“Employee Plan”) is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), which determines the vesting provisions, the form of payment for the shares and all other terms of the options. Terms of the Employee Plan require that the exercise price of options be not less than the fair market value of the common stock on the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of July 2, 2004, options to purchase 9.1 million shares of common stock were exercisable and 3.9 million shares were available for grant under this plan. Pursuant to the terms of the Employee Plan, participants are permitted to utilize previously purchased common stock as consideration to purchase additional common stock upon exercise of options or to exercise on a cashless basis through the Company-designated broker.

      The Company has a Broad-Based Stock Incentive Plan (the “Broad-Based Plan”) under which options to purchase shares of common stock and stock awards may be granted to employees of the Company and others. This plan is intended to qualify as “broadly-based” under the New York Stock Exchange shareholder approval policy. The Compensation Committee determines the vesting provisions and other terms of the options and stock. To date, the options granted vest either one-year, two years or four years from the date of grant. As of July 2, 2004, options to purchase 6.0 million shares

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock were exercisable and 0.9 million shares were available for grant as options or stock awards under this plan.

      Under the Broad-Based Plan, the Company issued to certain employees 0.1 million and 0.2 million (net of cancellations) shares of restricted stock during 2004 and 2002, respectively. No shares of restricted stock were issued in 2003. The stock issued in 2004 vests on the third, fourth, and fifth anniversary dates of the grant and the stock issued in 2002 vests on the second and third anniversary dates of the grant, provided that the recipient is still employed by the Company. The aggregate market value (net of cancellations) of the restricted stock at the dates of issuance was $1.3 million and $1.1 million for 2004 and 2002, respectively. These amounts have been recorded as deferred compensation, a separate component of shareholders’ equity, and are being amortized over the corresponding vesting periods.

      The Company has a Stock Option Plan for Non-Employee Directors (“Director Plan”) and has reserved 2.6 million shares for issuance thereunder. The Director Plan provides for initial option grants to new directors of 75,000 shares per director and additional grants of options to purchase 10,000 shares of common stock per director each year upon their reelection as a director at the annual shareholders’ meeting. Terms of the Director Plan require that options have a ten-year term and that the exercise price of options be not less than the fair market value at the date of grant. Options granted generally vest 25% one year from the date of grant and in twelve quarterly increments thereafter and have a ten-year term. As of July 2, 2004, options to purchase 0.7 million shares of common stock were exercisable and 0.8 million shares were available for grant under this plan.

      The following table summarizes activity under the Employee, Broad-Based and Director Plans (in millions, except per share amounts):

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding at June 29, 2001	23.4	$7.69
Granted	8.3	3.13
Exercised	(1.3)	3.50
Canceled or expired	(1.3)	8.46

Options outstanding at June 28, 2002	29.1	6.54
Granted	5.6	4.61
Exercised	(8.8)	4.19
Canceled or expired	(0.9)	7.69

Options outstanding at June 27, 2003	25.0	6.89
Granted	4.4	11.70
Exercised	(3.0)	5.08
Canceled or expired	(1.3)	10.94

Options outstanding at July 2, 2004.	25.1	7.75

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarizes information about options outstanding and exercisable under the Employee, Broad-Based and Director Plans at July 2, 2004 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$2.10	2.8	7.24	$2.10	1.6	$2.10
2.21 – 3.50	1.8	4.74	3.12	1.6	3.14
3.63 – 3.85	3.2	8.16	3.84	1.3	3.84
3.88 – 4.87	2.7	6.05	4.43	2.3	4.44
4.94 – 5.70	0.6	6.09	5.23	0.4	5.23
5.72 – 6.00	2.9	6.27	5.98	2.5	5.99
6.05 – 8.58	2.8	5.96	7.39	1.5	7.01
8.63 – 11.88	2.8	4.93	10.47	1.9	10.63
11.89 – 12.88	3.2	7.18	12.73	1.2	12.64
13.00 – 48.50	2.3	5.32	21.01	1.5	25.25

Total	25.1	6.33	7.75	15.8	7.82

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (“ESPP”) that operates in accordance with Section 423 of the Internal Revenue Code whereby eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever is less. Approximately 5.4 million shares of common stock remain reserved for issuance under this plan. Approximately 2.2 million, 2.1 million and 1.3 million shares were issued under this plan during 2004, 2003 and 2002, respectively.

     Stock Reserved for Issuance

      The following table summarizes all shares of common stock reserved for issuance at July 2, 2004 (in millions):

Number
of Shares

Issuable in connection with:
Exercise of stock options, including options available for grant	30.7
Employee stock purchase plan	5.4

36.1

     Fair Value Disclosures

      Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its stock options (including shares issued under the Stock Option Plans and the ESPP, collectively called “options”) granted subsequent to July 1, 1995, under the fair value method of that statement (see Note 1 for further information on pro forma net income and earnings per share).

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of options granted in 2004, 2003 and 2002 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			ESPP

	2004	2003	2002	2004	2003	2002

Option life (in years)	3.94	3.75	3.00	1.25	1.25	2.00
Risk-free interest rate	1.65%	3.31%	3.37%	1.09%	1.93%	2.90%
Stock price volatility	0.75	0.88	0.88	0.77	0.88	0.88
Dividend yield	—	—	—	—	—	—

      The following is a summary of the per share weighted average fair value of stock options granted in the years listed below:

	2004	2003	2002

Options granted under the Stock Option Plans	$6.56	$2.89	$1.94
Shares granted under the ESPP	$4.73	$2.64	$2.90

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

Note 8.	The Western Digital Corporation 401(k) Plan

      Effective July 1, 1991, the Company adopted the Western Digital Corporation 401(k) Plan (the “Plan”) formerly known as the Western Digital Corporation Retirement Savings and Profit Sharing Plan. The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. For 2004, 2003 and 2002 the Company made contributions to the 401(k) plan of $2.9 million, $1.8 million and $1.4 million, respectively.

Note 9.	Business Segment, International Operations and Major Customers

     Segment Information

      As of July 2, 2004, the Company operated in one segment, the hard disk drive business. The Company’s new business ventures were discontinued in 2002 (see Note 10).

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     International Operations

      The Company’s operations outside the United States include manufacturing facilities in Malaysia and Thailand as well as sales offices throughout Europe, Asia and the Middle East. The following table summarizes the Company’s operations by geographic areas for the past three years.

	2004	2003	2002

	(in millions)
Revenue from external customers(1):
Americas	$1,261	$1,310	$1,160
Europe, Africa and the Middle East	$901	$810	$703
Asia	$885	$599	$288

Total	$3,047	$2,719	$2,151

Long-lived assets:
Americas	$121	$16	$18
Europe, Africa and the Middle East	$—	$—	$—
Asia	$181	$106	$90

Total	$302	$122	$108

(1)	Revenue is attributed to geographic regions based on location of customer.

     Major Customers

      During 2004, sales to Dell accounted for 14% of the Company’s revenue. During 2003, sales to Dell and Hewlett-Packard (including sales to Compaq Computer after its merger with Hewlett-Packard in 2002) accounted for 20% and 13% of revenue, respectively. During 2002, sales to Dell and Hewlett-Packard (including sales to Compaq computer prior to its merger with Hewlett-Packard in 2002) accounted for 15% and 13% of revenue, respectively.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes

      The domestic and international components of income (loss) before income taxes are as follows (in millions):

	2004	2003	2002

United States	$(44.2)	$64.9	$(56.5)
International	199.4	124.8	120.8

Income before income taxes	$155.2	$189.7	$64.3

      The components of the income tax expense (benefit) are as follows (in millions):

	2004	2003	2002

Current
United States	$1.8	$4.0	$(3.1)
International	1.8	3.4	1.7
State	0.3	0.2	0.3

Income tax expense (benefit)	$3.9	$7.6	$(1.1)

      The tax benefits associated with employee exercises of non-qualified stock options, disqualifying dispositions of stock acquired with incentive stock options, and disqualifying dispositions of stock acquired under the employee stock purchase plan generally reduce taxes currently payable. However, no tax benefits were recorded to additional paid-in capital in 2004, 2003 and 2002 because their realization was not believed to be more likely than not. Consequently, a valuation allowance was recorded against the entire benefit. Benefits which may be recognized in the future related to stock option deductions are approximately $43.6 million.

      During 2002, the company received a refund of U.S. federal income taxes of $3.1 million. This refund was for alternative minimum taxes paid in prior years and was made in accordance with legislation enacted during 2002.

      Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at July 2, 2004 and June 27, 2003 are as follows (in millions):

	2004	2003

Deferred tax assets:
NOL carryforward	$240.5	$252.5
Business credit carryforward	47.5	40.4
Reserves and accrued expenses not currently deductible	68.3	66.2
All other	18.5	2.1

	374.8	361.2
Valuation allowance	(374.8)	(361.2)

Total deferred tax assets	$—	$—

Deferred tax liabilities:
Unremitted income of foreign subsidiaries	$9.3	$9.3

Total deferred tax liabilities	$9.3	$9.3

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reserves and accrued expenses not currently deductible include the following (in millions):

	2004	2003

Sales related reserves and adjustments	$42.4	$43.3
Accrued compensation and benefits	10.8	10.9
Inventory reserves and adjustments	1.9	1.4
Other accrued liabilities	13.2	10.6

Total deferred tax assets	$68.3	$66.2

      Remaining net undistributed earnings from foreign subsidiaries at July 2, 2004 on which no U.S. tax has been provided, amounted to approximately $401.3 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made on these earnings.

      The Company determines deferred taxes for each of its tax-paying subsidiaries within each tax jurisdiction. The deferred tax assets indicated above are attributable primarily to tax jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions are subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized.

      Reconciliation of the United States federal statutory rate to the Company’s effective tax rate is as follows:

	2004	2003	2002

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	0.2	0.1	0.5
Tax rate differential on international income	(43.8)	(21.9)	(63.1)
Tax effect of repatriation	0.0	14.7	272.2
Utilization of NOL carryforward	0.0	(23.5)	(218.2)
Change in valuation allowance	8.7	(4.2)	(28.0)
Other	2.4	3.8	(0.2)

Effective tax rate	2.5%	4.0%	(1.8)%

      Certain income of selected subsidiaries is taxed at substantially lower income tax rates as compared to local statutory rates. The lower rates reduced income taxes and improved net income by $54.9 million ($0.25 per diluted share), $33.6 million ($0.16 per diluted share) and $29.3 million ($0.15 per diluted share) in 2004, 2003 and 2002, respectively. These lower rates are in effect in Thailand through 2011 and in Malaysia through 2014.

      At July 2, 2004, the Company had federal and state net operating loss carryforwards of approximately $603.0 million and $490.5 million, respectively. These loss carryforwards are available to offset future federal and state taxable income through 2022 and 2014, respectively. In addition, the Company had various federal and state tax credit carryforwards of approximately $47.5 million. Approximately $23.5 million of these credit carryforwards are available to offset future taxable income through 2024, and the remaining $24.0 million are available indefinitely.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Quarterly Results of Operations (unaudited)

	First(1)	Second	Third	Fourth(2)

	(in millions, except per share amounts)
2004
Revenue, net	$714.2	$834.8	$748.9	$748.8
Gross margin	96.2	141.8	122.6	100.9
Operating income	4.9	71.3	48.9	29.8
Net income	5.0	68.8	47.9	29.6
Basic earnings per share	$0.02	$0.33	$0.23	$0.14

Diluted earnings per share	$0.02	$0.32	$0.22	$0.14

2003
Revenue, net	$582.9	$749.5	$705.8	$680.3
Gross margin	83.6	144.1	122.0	93.2
Operating income	25.3	76.0	57.1	28.4
Net income	22.2	74.4	54.5	31.0
Basic earnings per share	$0.12	$0.38	$0.28	$0.16

Diluted earnings per share	$0.11	$0.36	$0.26	$0.15

(1)	The first quarter of 2004 includes $50.4 million of start-up expenses and one-time charges related to the Read-Rite asset acquisition.

(2)	The fourth quarter of 2003 includes an $18.5 million loss on the settlement of the Cirrus litigation recorded in cost of sales and a $3 million gain on the sale of investments recorded in other income.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended July 2, 2004
(in millions)

	Allowance for
	Doubtful	Accrued
	Accounts	Warranty(1)

Balance at June 29, 2001	$13.3	$52.5
Charges to operations	3.5	46.5
Deductions	(9.2)	(51.6)

Balance at June 28, 2002	7.6	47.4
Charges to operations	2.9	59.3
Deductions	(5.3)	(53.8)

Balance at June 27, 2003	5.2	52.9
Charges to operations	1.2	59.0
Deductions	(0.3)	(55.1)

Balance at July 2, 2004.	$6.1	$56.8

(1)	Accrued warranty includes amounts classified in non-current liabilities of $10.4 million at July 2, 2004, $11.9 million at June 27, 2003 and $20.5 million at June 28, 2002.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2004, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2004.

Item 13.	Certain Relationships and Related Transactions

      There is incorporated herein by reference the information, if any, required by this Item included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2004.

Item 14.	Principal Accountant Fees and Services

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

      (3) Exhibits

      The following exhibits are filed herewith or are incorporated by reference, as specified below, from exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon written request to the Company’s Secretary at the Company’s principal executive offices.

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read Rite Holding Company(16)
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(7)
3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002(15)
3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of May 19, 2004†
4.1	Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(7)
4.2	Form of Common Stock Certificate(1)

Exhibit
Number	Description

4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(7)
10.1	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(3)*
10.1.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(8)*
10.2	Western Digital Corporation Broad-Based Stock Incentive Plan(5)*
10.2.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(8)*
10.3	Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(8)*
10.3.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(8)*
10.4	Western Digital Corporation Amended and Restated 1993 Employee Stock Purchase Plan (amended as of November 20, 2003)(19)*
10.5	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 14, 2002(13)*
10.6	Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003(14)*
10.7	Western Digital Corporation Incentive Compensation Plan(9)*
10.8	Amended and Restated Deferred Compensation Plan, effective March 28, 2003(14)*
10.9	Amended and Restated Executive Bonus Plan, effective March 28, 2003(14)*
10.10	Amended and Restated 401(k) Plan, adopted as of March 28, 2002(11)*
10.10.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(13)*
10.11	Western Digital Corporation Executive Retention Plan(2)*
10.12	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Matthew E. Massengill, effective as of December 20, 2002(13)*
10.13	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Arif Shakeel, effective as of December 20, 2002(13)*
10.14	Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(4)*
10.14.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(8)*
10.15	Western Digital Corporation Amended and Restated Change of Control Severance Plan, effective March 29, 2001(13)*
10.16	Letter agreement, dated October 19, 2001, by and between Western Digital Corporation and D. Scott Mercer(10)*
10.17	Letter agreement, dated September 10, 2004, by and between Western Digital Technologies, Inc. and Stephen D. Milligan†*
10.18	Form of Indemnity Agreement for Directors of Western Digital Corporation(12)
10.19	Form of Indemnity Agreement for Officers of Western Digital Corporation(12)
10.20	Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation†
10.21	Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(6)
10.22	Standard Industrial/ Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(18)
10.23	Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/ Edenvale Associates and Western Digital Corporation(18)

Exhibit
Number	Description

10.24	Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa Investments Corporation and Read-Rite Corporation, together with Second Amendment to Lease, dated as of May 28, 2002(18)
10.25	Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.(14)(17)
10.26	Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(20)§
10.27	Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(8)
10.28	Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.†
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 7, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003.

(17)	Subject to confidentiality order dated September 5, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 23, 2003.

(19)	Incorporated by reference to the Company’s Proxy Statement (File No. 1-08703), as filed with the Securities and Exchange Commission on October 7, 2003.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 7, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ STEPHEN D. MILLIGAN

Stephen D. Milligan
Senior Vice President and Chief Financial Officer

Dated: September 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Chairman and Chief Executive Officer (Principal Executive Officer)	September 13, 2004

/s/ STEPHEN D. MILLIGAN Stephen D. Milligan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 13, 2004

/s/ JOSEPH R. CARRILLO Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)	September 13, 2004

/s/ PETER D. BEHRENDT Peter D. Behrendt	Director	September 13, 2004

/s/ I. M. BOOTH I. M. Booth	Director	September 13, 2004

/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	September 13, 2004

/s/ HENRY T. DENERO Henry T. DeNero	Director	September 13, 2004

/s/ WILLIAM L. KIMSEY William L. Kimsey	Director	September 13, 2004

/s/ MICHAEL D. LAMBERT Michael D. Lambert	Director	September 13, 2004

/s/ ROGER H. MOORE Roger H. Moore	Director	September 13, 2004

/s/ THOMAS E. PARDUN Thomas E. Pardun	Director	September 13, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read Rite Holding Company(16)
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(7)
3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002(15)
3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of May 19, 2004†
4.1	Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(7)
4.2	Form of Common Stock Certificate(1)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(7)
10.1	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(3)*
10.1.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(8)*
10.2	Western Digital Corporation Broad-Based Stock Incentive Plan(5)*
10.2.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(8)*
10.3	Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(8)*
10.3.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(8)*
10.4	Western Digital Corporation Amended and Restated 1993 Employee Stock Purchase Plan (amended as of November 20, 2003)(19)*
10.5	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 14, 2002(13)*
10.6	Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003(14)*
10.7	Western Digital Corporation Incentive Compensation Plan(9)*
10.8	Amended and Restated Deferred Compensation Plan, effective March 28, 2003(14)*
10.9	Amended and Restated Executive Bonus Plan, effective March 28, 2003(14)*
10.10	Amended and Restated 401(k) Plan, adopted as of March 28, 2002(11)*
10.10.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(13)*
10.11	Western Digital Corporation Executive Retention Plan(2)*
10.12	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Matthew E. Massengill, effective as of December 20, 2002(13)*
10.13	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Arif Shakeel, effective as of December 20, 2002(13)*
10.14	Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(4)*
10.14.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(8)*

Exhibit
Number	Description

10.15	Western Digital Corporation Amended and Restated Change of Control Severance Plan, effective March 29, 2001(13)*
10.16	Letter agreement, dated October 19, 2001, by and between Western Digital Corporation and D. Scott Mercer(10)*
10.17	Letter agreement, dated September 10, 2004, by and between Western Digital Technologies, Inc. and Stephen D. Milligan†*
10.18	Form of Indemnity Agreement for Directors of Western Digital Corporation(12)
10.19	Form of Indemnity Agreement for Officers of Western Digital Corporation(12)
10.20	Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation†
10.21	Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(6)
10.22	Standard Industrial/ Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(18)
10.23	Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/ Edenvale Associates and Western Digital Corporation(18)
10.24	Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa Investments Corporation and Read-Rite Corporation, together with Second Amendment to Lease, dated as of May 28, 2002(18)
10.25	Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.(14)(17)
10.26	Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(20)§
10.27	Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(8)
10.28	Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.†
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 7, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003.

(17)	Subject to confidentiality order dated September 5, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 23, 2003.

(19)	Incorporated by reference to the Company’s Proxy Statement (File No. 1-08703), as filed with the Securities and Exchange Commission on October 7, 2003.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 7, 2003.