Form 10-Q
period 2004-10-01
WESTERN DIGITAL CORP
filed 2004-11-09
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to_____

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

     As of the close of business on October 29, 2004, 205.3 million shares of common stock, par value $.01 per share, were issued and outstanding.

WESTERN DIGITAL CORPORATION
INDEX

     Western Digital Corporation (the “Company” or “Western Digital”) has a 52 or 53-week fiscal year, which typically ends on the Friday nearest to June 30. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its fourth fiscal quarter. Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

     The information on the Company’s web site, http://www.westerndigital.com, is not incorporated by reference in this Quarterly Report on Form 10-Q.

     Western Digital® is a registered trademark, and the Western Digital logo is a trademark, of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED
	OCT. 1,	SEP. 26,
	2004	2003
Revenue, net	$823.6	$714.2
Cost of revenue	710.5	618.0

Gross margin	113.1	96.2

Operating expenses:
Research and development	54.0	63.7
Selling, general and administrative	27.9	27.6

Total operating expenses	81.9	91.3

Operating income	31.2	4.9
Net interest and other income	—	0.3

Income before income taxes	31.2	5.2
Income tax expense	0.8	0.2

Net income	$30.4	$5.0

Income per common share:
Basic	$.15	$.02

Diluted	$.14	$.02

Weighted average shares outstanding:
Basic	205.2	204.1

Diluted	212.6	215.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	OCT. 1,	JUL. 2,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$405.2	$377.8
Accounts receivable, net	400.7	313.1
Inventories	144.3	148.6
Other	17.4	17.8

Total current assets	967.6	857.3
Property and equipment, net	304.0	274.7
Intangible and other assets	23.4	27.2

Total assets	$1,295.0	$1,159.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535.6	$434.9
Accrued expenses	160.3	136.8
Current portion of long-term debt	19.8	15.2

Total current liabilities	715.7	586.9
Long-term debt	47.7	52.7
Other liabilities	24.1	32.0
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; outstanding — none	—	—
Common stock, $.01 par value; authorized — 450.0 shares; outstanding — 208.8 shares	2.1	2.1
Additional paid-in capital	684.7	697.6
Accumulated deficit	(152.5)	(182.9)
Treasury stock — common shares at cost 2.7 and 3.6 shares, respectively	(26.8)	(29.2)

Total shareholders’ equity	507.5	487.6

Total liabilities and shareholders’ equity	$1,295.0	$1,159.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	THREE MONTHS ENDED
	OCT. 1,	SEP. 26,
	2004	2003
Cash flows from operating activities:
Net income	$30.4	$5.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	29.0	21.4
In-process research and development expense	—	25.6
Changes in:
Accounts receivable	(87.9)	(82.3)
Inventories	4.3	(16.1)
Other assets	0.3	(3.8)
Accounts payable	100.7	34.3
Accrued expenses	24.4	4.8
Other	(8.1)	(6.9)

Net cash provided by (used for) operating activities	93.1	(18.0)

Cash flows from investing activities:
Capital expenditures, net	(50.7)	(19.9)
Asset acquisition, net of cash acquired	—	(94.8)

Net cash used for investing activities	(50.7)	(114.7)

Cash flows from financing activities:
Proceeds from shares issued under employee plans	4.7	11.5
Repurchase of common stock	(15.0)	—
Repayment of long-term debt	(4.7)	—
Net proceeds from long-term debt	—	13.8

Net cash (used for) provided by financing activities	(15.0)	25.3

Net increase (decrease) in cash and cash equivalents	27.4	(107.4)
Cash and cash equivalents, beginning of period	377.8	393.2

Cash and cash equivalents, end of period	$405.2	$285.8

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$0.6	$0.4
Cash paid during the period for interest	$0.5	$—
Supplemental disclosures of non-cash investing and financing activities:
Equipment additions funded by capital lease obligations	$4.3	$—
Liabilities assumed in asset acquisition	$—	$77.2

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

     The accounting policies followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended July 2, 2004. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended July 2, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior periods’ amounts have been reclassified to conform to current period presentation.

     Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. These estimates and assumptions have been applied using methodologies, which are consistent throughout the periods presented. However, actual results could differ from these estimates.

2.	Supplemental Financial Statement Data (in millions)

	OCT. 1,	JUL. 2,
	2004	2004
Inventories:
Finished goods	$88.1	$70.6
Work in process	45.1	51.6
Raw materials and component parts	11.1	26.4

	$144.3	$148.6

	THREE MONTHS
	ENDED
	OCT. 1,	SEP. 26,
	2004	2003
Net Interest and Other Income:
Interest income	$0.8	$0.7
Interest and other expense	(0.8)	(0.4)

	$—	$0.3

     The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty provision for the three months ended October 1, 2004 and September 26, 2003 were as follows (in millions):

	THREE MONTHS
	ENDED
	OCT. 1,	SEP. 26,
	2004	2003
Liability at beginning of period	$56.8	$52.9
Charges to operations	18.4	13.3
Utilization	(12.6)	(11.1)
Changes in liability related to pre-existing warranties	2.7	(3.1)

Liability at end of period	$65.3	$52.0

3.	Income per Share

     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS
	ENDED
	OCT. 1,	SEP. 26,
	2004	2003
Net income	$30.4	$5.0

Weighted average shares outstanding:
Basic	205.2	204.1
Employee stock options and other	7.4	11.8

Diluted	212.6	215.9

Income per share:
Basic	$.15	$.02

Diluted	$.14	$.02

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of the common stock for the period are considered anti-dilutive and have been excluded from the calculation for employee stock options. These anti-dilutive common share equivalents totaled 17.7 million and 13.4 million for the three months ended October 1, 2004 and September 26, 2003, respectively.

4.	Stock Based Compensation

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”), collectively called “Options”) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”), and to follow the pro forma net income (loss), pro forma income (loss) per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended October 1, 2004 and September 26, 2003, and illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	THREE MONTHS
	ENDED
	OCT. 1,	SEP. 26,
	2004	2004
Net income, as reported	$30.4	$5.0
Add: Stock-based employee compensation included in reported net income, net of related taxes	0.2	0.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5.9)	(6.7)

Pro forma net income (loss)	$24.7	$(1.2)

Basic income (loss) per share:
As reported	$0.15	$.02

Pro forma	$0.12	$(.01)

Diluted income (loss) per share:
As reported	$0.14	$.02

Pro forma	$0.12	$(.01)

     The pro forma income (loss) per share information is estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised. The pro forma impact of applying SFAS 123 at October 1, 2004 is not necessarily representative of future periods.

     The fair value of Options granted during the three months ended October 1, 2004 and September 26, 2003, has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	STOCK OPTION
	PLANS		ESPP
	OCT. 1,	SEP. 26,	OCT. 1,	SEP. 26,
	2004	2003	2004	2003
Option life (in years)	4.43	4.01	1.25	1.25
Risk-free interest rate	2.96%	1.66%	2.02%	1.09%
Stock price volatility	0.58	0.77	0.58	0.77
Dividend yield	—	—	—	—
Fair value	$3.82	$6.61	$2.81	$4.64

5. Short-term Borrowings and Long-term Debt

     Short-term borrowings and long-term debt consisted of the following on October 1, 2004 (in millions):

Term loan	$46.9
Capital lease obligations	20.6

Total	67.5
Less amounts due in one year	(19.8)

$47.7

  Line of Credit

     The Company has a $125 million five-year credit facility (“Senior Credit Facility”) that provides up to $75 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $50 million. Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin.

     The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. As of October 1, 2004, the Company was in compliance with this covenant. Should the Company’s available liquidity be less than $300 million, the Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations.

     The $50 million term loan requires quarterly principal payments of $3 million beginning in October 2004. During the three months ended October 1, 2004, the Company had $3 million in outstanding letters of credit, and $75 million was available for borrowing.

6. Read-Rite Asset Acquisition

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

     Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the three months ended October 1, 2004, the Company recorded $3.7 million of amortization expense related to these intangible assets. Amortization expense is estimated to be $14.4 million, $4.4 million, $3.4 million and $3.4 million for fiscal years 2005, 2006, 2007 and 2008, respectively.

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

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters, including the matter described in the preceding paragraph, is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at October 1, 2004, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K as of and for the year ended July 2, 2004.

     Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning growth of unit shipments of hard disk drives in the desktop personal computer (“PC”), consumer electronics (“CE”) and mobile markets; increase in the demand for desktop PC hard disk drives in Asia; growth of the consumer market for multi-media applications, including audio-video products, incorporating a hard disk drive; the Company’s expansion into the CE market; expansion of the Serial Advanced Technology Attachment (“SATA”) interface in enterprise hard disk drives; the Company’s current expectations regarding depreciation expense and working capital investments for the head manufacturing operations, capital expenditures, gross margin percentage, cash conversion cycle, inventory turns, cash and cash equivalents, utilization of liquidity and cash flows; and the impact of the acquisition of head manufacturing assets on the Company’s long-term financial business model.

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

Business Overview

     Western Digital designs, develops, manufactures and markets hard disk drives for digital information storage. The Company’s hard disk drives are used in desktop PCs, notebook PCs, enterprise servers, network attached storage devices, an expanding list of CE products such as video game consoles, personal/digital video recorders and satellite and cable set-top boxes, and as external storage devices. Western Digital markets its hard disk drives directly to PC manufacturers, including large, brand name PC manufacturers such as Dell and Hewlett Packard; to CE manufacturers; and to distributors, resellers and retailers that serve a wide range of end users. Unless otherwise noted, all references to market share and industry data included in this discussion are according to the Gartner report published in April 2004.

     Western Digital builds hard disk drives in assembly facilities in Malaysia and Thailand. The Company also builds hard disk drive components such as printed circuit board assemblies, head stack assemblies, and head gimbal assemblies in its Malaysia and Thailand facilities. Western Digital procures other components from industry-leading technology companies, many of which work with the Company from design and development through manufacturing.

     Currently, eight hard disk drive manufacturers compete in the $22 billion-a-year hard disk drive market, compared to fifteen manufacturers in calendar year 2000. According to Gartner quarterly reports published in 2004 and calendar year 2003, Western Digital, Seagate Technology, Maxtor Corporation, and Hitachi Global Storage Technologies supplied approximately 80% of the total hard disk drive market during 2004.

     The Company focuses on providing quality products, superior customer service and flexibility by managing its technology deployment, manufacturing, cost, delivery, quality and reliability. Western Digital believes that its operating model allows it to access leading-edge component technologies and cost-saving innovations while minimizing investment expenditures.

     Western Digital’s growth will be influenced greatly by developments in the PC hard disk drive market. Gartner estimates that unit shipments of hard disk drives in the desktop PC market will grow by approximately 4% per year through calendar year 2008. The Company has increased its resources to address certain fast-growing geographic markets such as Asia, Latin America, Eastern Europe and Russia. The Company’s revenue in Asia during the three months ended October 1, 2004 increased by 8% to $252 million as compared to $227 million for the three months ended September 26, 2003. Gartner estimates that demand for desktop PC hard disk drives in Asia will increase approximately 12% per year through calendar year 2008.

     Many consumer applications currently employ similar hard disk drive technology as is found in desktop PCs. Thus, Western Digital presently believes it can continue to expand shipments into this developing market using much of its existing hard disk drive technology. As this market develops, additional investments by the Company may be required. Gartner estimates that unit shipments of 3.5-inch form factor hard disk drives in the CE market will grow by approximately 26% per year through calendar year 2008.

     The Company is also pursuing new revenue opportunities in non-PC, information technology (“IT”) applications through its application of the SATA interface. The SATA interface contains many of the same benefits of the small-computer-systems-interface, or SCSI — the predominant interface currently used in most enterprise hard disk drive applications. According to its annual report published in May 2004, TrendFOCUS, Inc. (“TrendFOCUS”) estimates that 43% of enterprise hard disk drive unit shipments will use the SATA interface by calendar year 2007.

     In addition to the CE and SATA growth opportunities, the Company recently entered the mobile hard disk drive market, commencing volume production of its WD Scorpio™ family of 2.5-inch hard disk drives for notebook PCs. Gartner forecasts that unit sales of 2.5-inch form factor hard disk drives to the mobile computing market will grow from an estimated 47 million in calendar year 2003 to approximately 97 million in calendar year 2008, reflecting a compound annual growth rate of approximately 15%. Shipments of mobile hard disk drives during the three months ended October 1, 2004 were not significant.

Read Rite Asset Acquisition

     In June 2003, Read-Rite, then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million.

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

     Taking the asset acquisition into consideration, the Company expects its long-term financial business model to benefit from a higher gross margin percentage, offset by higher research and development expenses, than it otherwise would have had without the acquisition. The gross margin percentage improvement will result from lower cost of sales, as the Company develops the ability to manufacture heads at a lower cost than what it would have otherwise paid external suppliers. The Company began realizing these net financial benefits in 2004. However, these benefits have been offset by downward pressures on gross margins caused by an aggressive pricing environment. The Company is currently satisfying a substantial portion of its head requirements through its own head manufacturing operations.

     As a result of integrating the head manufacturing operations, the Company carries a higher percentage of fixed costs than assumed in its prior financial business model. For example, depreciation expense for the head manufacturing operations is expected to be between $15 million and $20 million per quarter by the end of 2005.

     Capital expenditures and working capital investments required to support the head manufacturing operations will increase when compared to the Company’s prior financial business model. For example, capital expenditures related to the head manufacturing operations are expected to average between $80 million and $100 million on an annual basis. Also, inventory turns are expected to decrease to between 17 and 19 from the Company’s historical average of between 20 and 22.

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

First Quarter Overview

     For the three months ended October 1, 2004, Western Digital produced net revenue of $824 million, an increase of 15% over the three months ended September 26, 2003. The Company shipped 14.2 million units, including approximately 1.8 million units to the CE market. Gross margin for the three months ended October 1, 2004 was $113 million, or 13.7% of revenue, up from $96 million or 13.5% in the prior year. The prior year amount included $18 million of start-up related charges incurred in the first quarter of 2004 related to the Read-Rite asset acquisition. The Company’s gross margin percentage continued to be adversely impacted by competitive pricing conditions. Operating income was $31 million in the first quarter of 2005 compared to $5 million for the same period in the prior year. The prior year amount included approximately $50 million of non-recurring charges and start-up expenses related to the Read-Rite asset acquisition, $26 million of which represented charges to operating expense for IPR&D projects resulting from the acquisition. Western Digital generated $93 million in cash flow from operations during the first quarter of 2005 and ended the quarter with $405 million in cash and cash equivalents, an increase of $27 million from the July 2, 2004 balance. The Company invested $51 million in capital expenditures and also repurchased 2.1 million shares of its common stock for $15 million.

Results of Operations

     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (dollars in millions):

	THREE MONTHS ENDED
	OCT. 1, 2004		SEP. 26, 2003
Revenue, net	$823.6	100.0%	$714.2	100.0%
Gross margin	113.1	13.7	96.2	13.5
Total operating expenses	81.9	9.9	91.3	12.8
Operating income	31.2	3.8	4.9	0.7
Net income	30.4	3.7	5.0	0.7

Net Revenue

     Net revenue was $823.6 million for the three months ended October 1, 2004, an increase of 15.3%, or $109.4 million, from the three months ended September 26, 2003. Total unit shipments increased to 14.2 million for the first quarter of 2005 as compared to 11.3 million for the first quarter of 2004. This resulted from an increase in market share and overall demand for hard disk drives in the desktop PC market and the emerging CE market. This growth in units was partially offset by a $5 per unit decline in average selling prices (“ASPs”) to $58 per unit for the first quarter of 2005 compared to $63 per unit for the first quarter of 2004.

     Revenue by geographic region for the first quarter of 2005 was 40% from the Americas, 30% from Europe and 30% from Asia, compared to 38%, 30% and 32%, respectively, for the first quarter of 2004. Revenue by sales channel for the first quarter of 2005 was 59% from original equipment manufacturers (“OEMs”), 35% from distributors and 6% from the retail channel, compared to 53%, 40% and 7%, respectively, for the first quarter of 2004. As a result of the Company’s commitment to quality, reliability and flexibility, Western Digital was able to increase sales to OEM customers during the three months ended October 1, 2004 by 27% to $486.3 million, as compared to $382.6 million for the three months ended September 26, 2003.

Gross Margin

     Gross margin percentage increased by 0.2% to 13.7% for the three months ended October 1, 2004 from 13.5% for the three months ended September 26, 2003. The improvement in gross margin percentage was primarily due to non-recurring charges of $18.1 million incurred in the first quarter of 2004 pertaining to the Read-Rite asset acquisition, partially offset by more competitive pricing conditions and an increase in the percentage of shipments to OEM customers, which typically have lower ASPs and gross margins.

     Historically, seasonal demand trends have driven improving gross margins in the December quarter. However, given price competitiveness, slower growth in customer storage consumption needs and recent cautious commentary by other hard disk drive manufacturers, the Company currently expects its gross margin percentage for the December quarter to be roughly flat to that of the September quarter.

Operating Expenses

     Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), were 9.9% of net revenue in the first quarter of 2005 as compared to 12.8% of net revenue in the first quarter of 2004.

     R&D expense was $54.0 million for the three months ended October 1, 2004, a decrease of 15.2%, or $9.7 million, from the three months ended September 26, 2003. The decrease of $9.7 million in R&D expense was due to $25.6 million of IPR&D charges which occurred in the first quarter of 2004 related to the Read-Rite asset acquisition, partially offset by an increase in expenses related to head design, mobile and enterprise platform development, and employee incentive payments.

     SG&A expense was $27.9 million for the three months ended October 1, 2004, an increase of $0.3 million, or 1.1% from the three months ended September 26, 2003. The increase of $0.3 million in SG&A expense was primarily due to an increase in employee incentive compensation programs and an expansion of sales headcount in emerging regions. The increase was partially offset by $1.4 million of non-recurring charges that occurred in the first quarter of 2004.

Income Tax Provision

     Income tax provision was $0.8 million for the three months ended October 1, 2004 as compared to $0.2 million for the three months ended September 26, 2003. The increase in the income tax provision of $0.6 million in the first quarter of 2005 primarily related to higher overall earnings. Differences between the effective tax rate for the three months ended October 1, 2004 of 2.5%, as compared to the U.S. federal statutory rate, are primarily due to tax holidays in Malaysia and Thailand. These lower rates are in effect in Thailand through 2011 and in Malaysia through 2014.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $405 million at October 1, 2004 and $378 million at July 2, 2004. Net cash provided by operating activities during the three months ended October 1, 2004 was $93 million as compared to net cash used for operating activities of $18 million for the three months ended September 26, 2003. Net cash flows from operating activities primarily resulted from net income excluding depreciation and amortization. This represents the Company’s principal source of cash. Operating cash flows included net cash provided by working capital of $34 million for the three months ended October 1, 2004, as compared to net cash used by working capital of $70 million for the same period last year. The improvement in net cash from working capital was primarily due to improved inventory and accounts payable management, partially offset by an increase in accounts receivable.

     The Company’s working capital requirements depend upon the effective management of the Company’s cash conversion cycle. The cash conversion cycle for the first quarter of 2005, which consisted of 44 days sales outstanding (“DSO”) plus 19 days inventory outstanding (“DIO”) less 69 days payable outstanding (“DPO”), was negative six days for the three months ended October 1, 2004 as compared to positive one day for the three months ended September 26, 2003. The decrease in the cash conversion cycle was due to an increase in DPO’s offset by higher DSO’s resulting from changes in the Company’s mix of customers and less favorable intraquarter sales linearity. The Company expects its financial business model will continue to generate a negative cash conversion cycle going forward.

     Net cash used in investing activities for the three months ended October 1, 2004 was $51 million as compared to $115 million for the same period in the prior year. During the three months ended October 1, 2004, cash used in investing activities consisted of net capital expenditures. The net cash used by investing activities for the first three months of 2004 consisted of $95 million for the Read-Rite asset acquisition and $20 million of net capital expenditures. The increase in net capital expenditures in the first quarter of 2005 was primarily a result of assets purchased to upgrade the Company’s head manufacturing capabilities, increase desktop and mobile hard disk drive production capabilities and for the normal replacement of existing assets. For 2005, capital expenditures including assets acquired under capital leases are expected to increase to approximately $250 million from $150 million for 2004. The increase in capital expenditures is expected to consist primarily of investments in mobile hard disk drive manufacturing capacity, continued expansion of head manufacturing operations and IT infrastructure upgrades. The Company currently expects to use capital lease facilities to offset approximately $50 million of its 2005 capital expenditures.

     Net cash used in financing activities for the three months ended October 1, 2004 was $15 million as compared to $25 million in net cash provided by financing activities for the same period in the prior year. The net cash used in financing activities in the three months ended October 1, 2004 consisted of $15 million used in the Company’s stock repurchase program and $5 million in payments on outstanding debt, partially offset by $5 million received upon issuance of stock under employee plans. The net cash provided by financing activities for the three months ended September 26, 2003 consisted primarily of $11 million received upon issuance of common stock under employee plans and $14 million in net proceeds from long-term debt.

  Capital Commitments

     Line of Credit — The Company has a $125 million five-year credit facility (“Senior Credit Facility”) that provides up to $75 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $50 million. Both the term loan and revolving credit facility mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin.

     The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. As of October 1, 2004, the Company was in compliance with this covenant. Should the Company’s available liquidity be less than $300 million, the Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations.

     The $50 million term loan requires quarterly principal payments of $3 million beginning in October 2004. During the three months ended October 1, 2004, the Company made $3 million of quarterly principal payments. At October 1, 2004, the Company had $3 million in outstanding letters of credit, and $75 million was available for borrowing.

     Purchase Orders — In the normal course of business to reduce the risk of component shortages, the Company enters into purchase orders with suppliers for the purchase of hard disk drive components used to manufacture the Company’s products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, become payable upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In some cases the Company may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process. The Company has entered into long-term purchase agreements for components with certain vendors such as Komag, IBM, and Marvell. Future purchases under these agreements are not fixed and determinable as they depend on the Company’s overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. See below under the heading “Risk Factors That May Affect Future Results” for a discussion of these commitments.

     Forward Exchange Contracts — The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, under the heading “Disclosure About Foreign Currency Risk,” for the Company’s current forward exchange contract commitments.

     Stock Repurchase Program  — The Company announced a stock repurchase program on May 5, 2004. Under the program, the Company may purchase on the open market up to $100 million of its common stock depending on market conditions and other corporate considerations. Stock repurchases are expected to be funded by operating cash flow. Some of the repurchased shares will offset the dilutive impact of common stock issued under employee stock option and share purchase programs. During the first quarter of 2005, the Company repurchased 2.1 million shares of common stock at a total cost of $15.0 million. In addition, so far during its 2005 second quarter, the Company has repurchased 1.0 million shares of common stock at a cost of $8.3 million. Since the inception of the program, through November 5, 2004, the Company has repurchased 5.1 million shares for a total cost of $39.3 million. The Company may continue to opportunistically repurchase its stock as market conditions allow.

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

Risk Factors That May Affect Future Results

     Declines in average selling prices (“ASPs”) in the hard disk drive industry adversely affect our operating results.

     The hard disk drive industry has experienced declining ASPs. Although the rate of decline has moderated in recent years, there can be no assurance that this trend will continue. In fact, during the fourth quarter of 2004, ASPs decreased significantly. Our ASPs decline even further when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share.

     The difficulty of introducing hard disk drives with higher levels of areal density and the challenges of reducing other costs may impact our ability to achieve historical levels of cost reduction.

     Storage capacity of the hard disk drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of data that can be stored on the recording surface of the disk. The higher the areal density, the more information can be stored on a single platter. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, because increases in areal density have become more difficult in the hard disk drive industry, such increases may require increases in component costs. In addition, other opportunities to reduce costs may not continue at historical rates. Our inability to achieve cost reductions could adversely affect our operating results.

Our operating results depend on optimizing time-to-market and time-to-volume, overall quality, and costs of new and established products.

     To achieve consistent success with our customers who manufacturer computers, systems and consumer electronic devices, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:

•	maintain overall quality of products on new and established programs,

•	maintain competitive cost structures on new and established products,

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies,

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs,

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products,

•	qualify these products with key customers on a timely basis by meeting all of our customers’ needs for performance, quality and features,

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands, or

•	consistently meet stated quality requirements on delivered products,

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

Our current competitors or a future competitor may gain a technology advantage that we cannot match.

     It may be possible for our current or future competitors to gain an advantage in product technology, manufacturing technology, or process technology, which may allow them to offer products or services that have a significant advantage over the products and services that we offer. Advantages could be in capacity, performance, reliability, serviceability, or other attributes. If we are unable to match these technology advantages due to the proprietary nature of the technology, limitations on process capability or other factors, we could be at a competitive disadvantage to those competitors.

     Advances in magnetic, optical, semiconductor or other data storage technologies also could result in competitive products that have better performance or lower cost per unit of capacity than our products. If these products prove to be superior in performance or cost per unit of capacity, we could be at a competitive disadvantage to the companies offering those products.

The hard disk drive industry is highly competitive and can be characterized by rapid shifts in market share among the major competitors.

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

Changes in the markets for hard disk drives require us to develop new products and new technology.

     Over the past few years the consumer market for desktop computers has shifted significantly towards lower priced systems. In its September 2004 report, Gartner forecasted that systems priced below $500 will be the fastest growing segment of the desktop computer market between calendar years 2003 through 2008. If we are not able to offer a competitively priced hard disk drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

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

     In addition, we expect that the consumer market for multi-media applications, including audio-video products incorporating a hard disk drive will continue to grow. However, because this market remains relatively new, although overall growth has been strong, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, may require attributes not currently offered in our products, which may result in a need to expend capital to develop new interfaces, form factors, technical specifications or hard disk drive features, increasing our overall operational expense. If we are not successful in using our hard disk drive technology and expertise to develop new products for the emerging consumer electronics market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

If we do not successfully expand into new hard disk drive market segments, our business may suffer.

     To remain a significant supplier of hard disk drives, we will need to offer a broad range of hard disk drive products to our customers. We currently offer a variety of 3.5-inch form factor hard disk drives for the desktop computer market, and we recently began shipping 2.5-inch form factor hard disk drives for the mobile market. However, demand for hard disk drives may shift to products in smaller form factors, which we do not currently offer, but which some of our competitors offer. In addition, the enterprise and desktop PC industries are transitioning to higher speed interfaces such as SATA to handle higher data transfer rates. We currently offer SATA products; however, the transition of technology and the introduction of new products are challenging and create risks. While we continue to develop new products and look to expand into other applications such as consumer electronics products, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of hard disk drives.

If we do not successfully expand into the 2.5-inch market, our business may suffer.

     We recently began shipping 2.5-inch form factor hard disk drives for the mobile market. Although many of our customers who purchase 3.5-inch form factor hard disk drives also purchase the 2.5-inch form factor drives, the markets are characterized by different competitors, different sales channels and different overall requirements. If we are unable to adapt to these differences, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer. In addition, if we incur significant costs in manufacturing and selling the 2.5-inch form factor hard disk drives, and if we are unable to recover those costs from sales of the products, then we may not be able to compete successfully in this market and our operating results may suffer.

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

     A majority of our revenue comes from a few customers. For example, during the first quarter of 2005, sales to our top 10 customers accounted for 52% of revenue, as compared to 53% of revenue for the first quarter of 2004. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

Dependence on a limited number of qualified suppliers of components and manufacturing equipment could lead to delays, lost revenue or increased costs.

     Because we depend on a limited number of suppliers for certain hard disk drive components and manufacturing equipment, an increase in the cost of such components or equipment, an extended shortage of required components or equipment, failure of a key supplier’s business process, or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could significantly harm our operating results. A number of the components used by us are available from only a single or limited number of qualified outside suppliers, and may be used across multiple product lines. There is also continued attrition and consolidation in our supplier base. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries, resulting in a supply reduction, or a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. In addition, if a component becomes unavailable, we could suffer significant loss of revenue.

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

We experience additional costs and risks in connection with our head manufacturing operations.

     Our vertical integration of head manufacturing has resulted in a fundamental change in our operating structure, as we are now manufacturing heads for use in the hard disk drives we manufacture. Consequently, we carry a higher percentage of fixed costs than assumed in our prior financial business model. If the overall level of production decreases for any reason, our head manufacturing assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs, and the need for assured supply of components, especially hard disk drive media, that is optimized to work with our heads.

     In addition, we may incur additional risks, including:

•	we may not have sufficient head sources in the event that we are unable to manufacture a sufficient supply of heads to satisfy our needs;

•	third party head suppliers may not work with us or may not work with us on the same terms and conditions we have previously enjoyed;

•	we may be subject to claims that our manufacturing of heads may infringe certain intellectual property rights of other companies; and

•	it may be difficult and time-consuming for us to locate suitable manufacturing equipment for our head manufacturing processes and replacement parts for such equipment.

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

Our failure to accurately forecast demand for our products could adversely affect our business and financial results.

     Although we receive forecasts from our customers, they are not obligated to purchase the forecasted amounts. We consider these forecasts in determining our component needs and our inventory requirements. If we fail to accurately forecast our customers’ product demands, we may have inadequate or excess inventory of our products or components, which could adversely affect our operating results.

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

     Our hard disk drives are manufactured in facilities in Malaysia and in Thailand. In addition, we operate a head wafer fabrication and research and development facility in Fremont, California and a slider fabrication, head gimbal assembly, head stack assembly, and research and development facility in Thailand. A fire, flood, earthquake or other disaster, condition or event that adversely affects any of these facilities or our ability to manufacture could result in a loss of sales and revenue and harm our operating results.

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

     We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”). RoHS prohibits the use of certain substances, including lead, in certain products, including hard disk drives, put on the market after July 1, 2006. Similar legislation may be enacted in other locations where we manufacture or sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with such legislation, our customers may refuse to purchase our products, which would have a materially adverse affect on our business, financial condition and results of operations.

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

     Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and results of operations.

     In addition, some of our competitors may offer more favorable warranty terms on certain products that compete with our products. If we change our warranty policy in response to competitive pressures, it could result in increased warranty expenditures, which could negatively affect our operating results.

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

     We often ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers, such as Komag, IBM, Marvell, ALPS Electric Co., Ltd., STMicroelectronics, SAE Magnetics Ltd., a subsidiary of TDK Corporation, and Texas Instruments;

•	competition and consolidation in the data storage industry;

•	seasonal and other fluctuations in demand for PCs often due to technological advances; and

•	availability and rates of transportation.

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

     As of October 1, 2004, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	October 1, 2004
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)
Foreign currency forward contracts:
Thai Baht	$85.3	41.01	$0.2
Euro	$2.7	0.81	—
British Pound Sterling	$1.5	0.56	—

*	Expressed in units of foreign currency per dollar.

     During the three months ended October 1, 2004 and September 26, 2003, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated condensed financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

     At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments could also increase. At October 1, 2004 the Company had a $50 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.5 million annually.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) The following table provides information about repurchases by the Company of its common stock during the quarter ended October 1, 2004:

			Total Number of	Maximum Value of
			Shares Purchased as	Shares that May Yet
	Total Number		Part of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Program	Program(1)
July 3, 2004 — July 30, 2004	—	$—	—	$84,102,250
July 31, 2004 — August 27, 2004	2,123,100	$7.03	2,123,100	$69,186,661
August 28, 2004 — October 1, 2004	—	$—	—	$69,186,661

Total	2,123,100	$7.03	2,123,100	$69,186,661

(1)	On May 5, 2004, the Company announced that its Board of Directors had authorized the Company to repurchase up to $100 million of the Company’s common stock in open market transactions. The program does not have an expiration date.

The Company’s $125 million credit facility prohibits the Company from paying cash dividends on its common stock.

Item 5. OTHER INFORMATION

     On November 5, 2004, Western Digital Technologies, Inc. (“WDT”) and the Company entered into an agreement with David C. Fetah. Pursuant to the agreement, Mr. Fetah has assumed a position with WDT as a Special Advisor to the Chairman and Chief Executive Officer of the Company at an annual compensation of $325,000 plus certain benefits, and has, effective October 8, 2004, resigned his position as Vice President of Human Resources & Administration, as an officer of WDT and the Company, and as an officer from any of its and their subsidiaries or affiliates. The term of Mr. Fetah’s employment as Special Advisor shall end on the earlier of (i) the date on which Mr. Fetah accepts other full-time employment, (ii) December 31, 2005, or (iii) Mr. Fetah’s death. In the event Mr. Fetah has not accepted other full-time employment by December 31, 2005, the term is extended and shall end on the earlier of February 28, 2006, Mr. Fetah’s death or a date prior to February 28, 2006 on which Mr. Fetah has accepted other full-time employment. Mr. Fetah will, subject to the terms of the agreement, receive a Special Advisor Transition Bonus in the amount of $100,000 to be paid on February 15, 2005. Mr. Fetah will, subject to the terms of the agreement, also receive a Special Advisor Completion bonus in the amount of $150,000 after his employment as Special Advisor terminates. In the event Mr. Fetah accepts other full-time employment on or before December 31, 2005, Mr. Fetah will receive a lump sum amount equal to sixty-five percent of the compensation he would have received for services performed between his termination date and December 31, 2005. A copy of the agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibit No.	Description
10.29	Letter agreement, dated November 5, 2004, by and among Western Digital Corporation, Western Digital Technologies, Inc. and David C. Fetah†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

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

WESTERN DIGITAL CORPORATION Registrant

/s/ Stephen D. Milligan

Stephen D. Milligan
Senior Vice President and Chief Financial
Officer
(Principal Financial Officer)

/s/ Joseph R. Carrillo

Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 8, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.29	Letter agreement, dated November 5, 2004, by and among Western Digital Corporation, Western Digital Technologies, Inc. and David C. Fetah†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

† New exhibit filed with this Report.

* Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange    Commission.