Form 10-Q/A
period 2003-09-26
WESTERN DIGITAL CORP
filed 2005-01-12
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.27
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003, originally filed with the Securities and Exchange Commission on November 7, 2003. Item 6 of Part II is hereby amended, only for the purpose of filing a revised version of Exhibit 10.27. In addition, this Form 10-Q/A includes an updated signature page and certain currently dated certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, filed as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-Q/A does not change the Registrant’s previously reported condensed consolidated financial statements or make any other changes to the Form 10-Q for the fiscal quarter ended September 26, 2003. Accordingly, this Form 10-Q/A should be read in conjunction with our subsequent filings with the Securities and Exchange Commission.

2

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

3

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
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller (Principal Accounting Officer)

Date: January 12, 2005

4

EXHIBIT INDEX

Exhibit No.	Description

2.2	Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read-Rite Holding Company (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003)

10.27	Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.†§

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.