Form 10-Q
period 2004-12-31
WESTERN DIGITAL CORP
filed 2005-02-09
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of the close of business on January 28, 2005, 208.7 million shares of common stock, par value $.01 per share, were issued and outstanding.

WESTERN DIGITAL CORPORATION
INDEX

     Western Digital Corporation (the “Company”, “Western Digital” or “WD”) has a 52 or 53-week fiscal year, which typically ends on the Friday nearest to June 30. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its fourth fiscal quarter. Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

     The information on the Company’s web site, http://www.westerndigital.com, is not incorporated by reference in this Quarterly Report on Form 10-Q.

     Western Digital® is a registered trademark, and the Western Digital logo is a trademark, of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DEC. 31,	DEC. 26,	DEC. 31,	DEC. 26,
	2004	2003	2004	2003
Revenue, net	$954.9	$834.8	$1,778.5	$1,549.0
Cost of revenue	804.7	693.0	1,515.2	1,311.0

Gross margin	150.2	141.8	263.3	238.0

Operating expenses:
Research and development	59.7	44.0	113.7	107.7
Selling, general and administrative	33.9	26.5	61.8	54.1

Total operating expenses	93.6	70.5	175.5	161.8

Operating income	56.6	71.3	87.8	76.2
Net interest and other income	0.8	—	0.8	0.3

Income before income taxes	57.4	71.3	88.6	76.5
Income tax provision	1.4	2.5	2.2	2.7

Net income	$56.0	$68.8	$86.4	$73.8

Income per common share:
Basic	$.27	$.33	$.42	$.36

Diluted	$.26	$.32	$.41	$.34

Weighted average shares outstanding:
Basic	205.1	205.4	205.1	204.8

Diluted	213.6	217.9	213.1	216.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	DEC. 31,	JUL. 2,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$492.5	$377.8
Accounts receivable, net	390.4	313.1
Inventories	118.3	148.6
Other	17.6	17.8

Total current assets	1,018.8	857.3
Property and equipment, net	330.1	274.7
Intangible and other assets	19.8	27.2

Total assets	$1,368.7	$1,159.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521.5	$434.9
Accrued expenses	118.3	90.4
Accrued warranty — current portion	66.5	46.4
Current portion of long-term debt	19.9	15.2

Total current liabilities	726.2	586.9
Long-term debt	42.7	52.7
Other liabilities	31.5	32.0
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; issued — none	—	—
Common stock, $.01 par value; authorized — 450.0 shares; issued — 208.8 shares	2.1	2.1
Additional paid-in capital	674.6	697.6
Accumulated deficit	(96.5)	(182.9)
Treasury stock — common shares at cost 1.6 and 2.7 shares, respectively	(11.9)	(29.2)

Total shareholders’ equity	568.3	487.6

Total liabilities and shareholders’ equity	$1,368.7	$1,159.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	SIX MONTHS ENDED
	DEC. 31,	DEC. 26,
	2004	2003
Cash flows from operating activities:
Net income	$86.4	$73.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.5	47.2
In-process research and development expense	—	25.6
Changes in:
Accounts receivable	(77.3)	(114.8)
Inventories	30.4	(49.0)
Other assets	0.2	(1.2)
Accounts payable	86.6	91.1
Accrued expenses	52.8	(14.6)
Other	(4.5)	(2.8)

Net cash provided by operating activities	236.1	55.3

Cash flows from investing activities:
Capital expenditures, net	(105.5)	(64.1)
Asset acquisition, net of cash acquired	—	(94.8)

Net cash used for investing activities	(105.5)	(158.9)

Cash flows from financing activities:
Proceeds from shares issued under employee plans	17.1	15.0
Repurchase of common stock	(23.3)	—
Repayment of long-term debt	(9.7)	—
Net proceeds from long-term debt	—	13.8

Net cash (used for) provided by financing activities	(15.9)	28.8

Net increase (decrease) in cash and cash equivalents	114.7	(74.8)
Cash and cash equivalents, beginning of period	377.8	393.2

Cash and cash equivalents, end of period	$492.5	$318.4

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1.1	$1.7
Cash paid during the period for interest	$1.0	$0.6
Supplemental disclosures of non-cash investing and financing activities:
Equipment additions funded by capital lease obligations	$4.3	$—
Liabilities assumed in asset acquisition	$—	$77.2

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

     The accounting policies followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended July 2, 2004. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended July 2, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior periods’ amounts have been reclassified to conform to current period presentation.

     Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ from these estimates.

2. Supplemental Financial Statement Data (in millions)

	DEC. 31,	JUL. 2,
	2004	2004
Inventories:
Finished goods	$56.3	$70.6
Work in process	50.2	51.6
Raw materials and component parts	11.8	26.4

	$118.3	$148.6

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	DEC. 31,	DEC. 26,	DEC. 31,	DEC. 26,
	2004	2003	2004	2003
Net Interest and Other Income:
Interest income	$1.7	$0.6	$2.5	$1.2
Interest and other expense	(0.9)	(0.6)	(1.7)	(0.9)

	$0.8	$—	$0.8	$0.3

     The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty provision for the three months and six months ended December 31, 2004 and December 26, 2003 were as follows (in millions):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	DEC. 31,	DEC. 26,	DEC. 31,	DEC. 26,
	2004	2003	2004	2003
Liability at beginning of period	$65.3	$52.0	$56.8	$52.9
Charges to operations	25.3	16.6	43.7	29.3
Utilization	(11.5)	(13.3)	(24.1)	(24.5)
Changes in estimate related to pre-existing warranties	2.4	(2.1)	5.1	(4.5)

Liability at end of period	$81.5	$53.2	$81.5	$53.2

     Accrued warranty includes amounts classified in non-current liabilities of $15.0 million at December 31, 2004, $10.4 million at July 2, 2004 and $9.5 million at December 26, 2003.

3. Income per Share

     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	DEC. 31,	DEC. 26,	DEC. 31,	DEC. 26,
	2004	2003	2004	2003
Net income	$56.0	$68.8	$86.4	$73.8

Weighted average shares outstanding:
Basic	205.1	205.4	205.1	204.8
Employee stock options and other	8.5	12.5	8.0	12.1

Diluted	213.6	217.9	213.1	216.9

Income per share:
Basic	$.27	$.33	$.42	$.36

Diluted	$.26	$.32	$.41	$.34

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation for employee stock options. These antidilutive common share equivalents totaled 15.7 million and 14.1 million for the three months ended December 31, 2004 and December 26, 2003, respectively, and 17.0 million and 13.8 million for the six months ended December 31, 2004 and December 26, 2003, respectively.

4. Stock Based Compensation

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”), collectively called “Options”) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion No. 25”), and to follow the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. The following table sets forth the computation of basic and diluted income per share for the three months and six months ended December 31, 2004 and December 26, 2003, and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	DEC. 31,	DEC. 26,	DEC. 31,	DEC. 26,
	2004	2003	2004	2003
Net income, as reported	$56.0	$68.8	$86.4	$73.8
Add: Stock-based employee compensation included in reported net income, net of related taxes	0.3	0.5	0.5	1.0
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7.3)	(7.2)	(13.2)	(13.9)

Pro forma net income	$49.0	$62.1	$73.7	$60.9

Basic income per share:
As reported	$.27	$.33	$.42	$.36

Pro forma	$.24	$.30	$.36	$.30

Diluted income per share:
As reported	$.26	$.32	$.41	$.34

Pro forma	$.23	$.29	$.35	$.28

     The pro forma income per share information is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised. The pro forma impact of applying SFAS 123 at December 31, 2004 is not necessarily representative of future periods.

     The fair value of Options granted during the six months ended December 31, 2004 and December 26, 2003 has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	STOCK OPTION
	PLANS		ESPP
	DEC. 31,	DEC. 26,	DEC. 31,	DEC. 26,
	2004	2003	2004	2003
Option life (in years)	4.51	4.26	1.25	1.25
Risk-free interest rate	3.23%	1.70%	2.02%	1.09%
Stock price volatility	0.74	0.77	0.58	0.77
Dividend yield	—	—	—	—
Fair value	$5.33	$7.22	$2.81	$4.64

5. Short-term Borrowings and Long-term Debt

Short-term borrowings and long-term debt consisted of the following on December 31, 2004 (in millions):

Term loan	$43.8
Capital lease obligations	18.8

Total	62.6
Less amounts due in one year	(19.9)

$42.7

Line of Credit

     The Company has a $125 million five-year credit facility (“Senior Credit Facility”) that provides up to $75 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $50 million. Both the revolving credit facility and the term loan mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin.

     The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. As of December 31, 2004, the Company was in compliance with this covenant. Should the Company’s available liquidity be less than $300 million, the Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations.

     The $50 million term loan requires quarterly principal payments of $3 million beginning in October 2004. Principal payments made on the term loan increase the amount of revolving credit available. At December 31, 2004, $78 million was available for borrowing, and the Company had $3 million in outstanding letters of credit.

6. Read-Rite Asset Acquisition

     In June 2003, Read-Rite Corporation (“Read-Rite”), then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million and consisted of cash consideration of $94.8 million, assumed debt obligations of the Thailand operations of approximately $60.2 million, direct costs of the acquisition and other miscellaneous assumed obligations totaling $17.0 million. The Company accounted for this transaction as an asset acquisition. The estimated fair value of the assets acquired and liabilities assumed were as follows:

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

     Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the three months and six months ended December 31, 2004, the Company recorded $3.7 and $7.4 million of amortization expense related to these intangible assets. Amortization expense is estimated to be $14.4 million, $4.4 million, $3.4 million and $3.4 million for fiscal years 2005, 2006, 2007 and 2008, respectively.

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

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters, including the matter described in the preceding paragraph, is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that reserved for at December 31, 2004, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

8. New Accounting Standards

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to significantly impact our financial statements.

     In December 2004, the FASB issued revised statement SFAS No. 123, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25 and replaces the current SFAS No. 123. SFAS No. 123R requires companies to expense the estimated fair value of employee stock options and similar awards and provides guidance on the valuation methods used in determining the estimated fair value. The provisions of SFAS No. 123R will be effective for annual and interim periods beginning after June 15, 2005. Under SFAS No. 123R, compensation expense for existing awards where the requisite service period has not been completed by the effective date will be charged to expense over the remaining service period using the same cost currently calculated for pro forma disclosure purposes under SFAS No. 123. The Company is in the process of determining the impact of SFAS 123R on its financial statements relating to stock-based awards granted after adoption.

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

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning growth of unit shipments of hard disk drives in the desktop personal computer (“PC”), consumer electronics (“CE”) and mobile markets; increase in the demand for desktop PC hard disk drives; growth of the consumer market for multi-media applications, including audio-video products incorporating hard disk drives and drives for the CE sector; growth of the mobile computing market; the Company’s expansion into the CE market; the Company’s expansion into the sub-2.5-inch hard disk drive market, demand for sub-2.5-inch drives and expected ship dates for sub-2.5-inch drives, expansion of the Serial Advanced Technology Attachment (“SATA”) interface in enterprise hard disk drives; the Company’s current expectations regarding March quarter seasonal trends in the desktop market; the Company’s current expectations regarding depreciation expense and working capital investments for the head manufacturing operations, capital expenditures including expected investments in mobile disk drive manufacturing capacity and expansion of head manufacturing operations and IT infrastructure upgrades, gross margin percentage for the March quarter, revenue for the March quarter, cash conversion cycle, inventory turns, cash and cash equivalents, utilization of liquidity and cash flows; and the impact of the acquisition of head manufacturing assets on the Company’s long-term financial business model.

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

Our Company

     Western Digital designs, develops, manufactures and markets hard disk drives for digital information storage. A hard disk drive is a device that stores data on one or more rotating magnetic disks to allow fast access to non-volatile data. The Company’s hard disk drives are used in desktop PCs, notebook PCs, enterprise servers, network attached storage devices, an expanding list of CE products such as video game consoles, personal/digital video recorders and satellite and cable set-top boxes and as external storage devices. WD markets its hard disk drives directly to PC manufacturers, including large, brand name PC manufacturers such as Dell and Hewlett Packard; to CE manufacturers; and to distributors, resellers and retailers that serve a wide range of end users.

     Western Digital builds hard disk drives in assembly facilities in Malaysia and Thailand. The Company also builds hard disk drive components such as printed circuit board assemblies, head stack assemblies, and head gimbal assemblies in its Malaysia and Thailand facilities. In July 2003, Western Digital acquired head manufacturing assets from Read-Rite, a former supplier, enabling it to build a substantial portion of its recording head requirements. WD procures its other component requirements from industry-leading technology companies, many of which work with the Company from design and development through manufacturing. WD believes that its operating model allows it to access leading-edge component technologies and cost-saving innovations while minimizing investment expenditures.

     Western Digital provides quality products, superior customer service and flexibility by managing its technology deployment, manufacturing, cost, delivery, quality and reliability. WD builds to market demand using a highly flexible manufacturing model that emphasizes financial and asset efficiency, enabling it to supply high-quality products at price points that allow mass-market adoption. The Company is a leader in the desktop hard drive market and leverages its existing resources and capabilities to satisfy the increasing demand for hard drives in new market areas.

Business and Market Overview

     The total market for hard disk drives on an annual basis is currently estimated at approximately 263 million units, or $22 billion a year. According to Gartner/Dataquest, Inc. (“Gartner”) quarterly reports published in 2004, Western Digital, Seagate Technology, Maxtor Corporation and Hitachi Global Storage Technologies supplied approximately 80% of the total units for the hard disk drive market during 2004. The following table summarizes hard disk drive unit market growth projections according to Gartner for certain markets in which WD competes (in millions of units). Unless otherwise noted, all references to market share and industry data are according to the Gartner report published in November 2004.

	ESTIMATED UNITS
	2004	2008	CAGR*
Selected Hard Disk Drive Markets:
Desktop PC	156	181	4%
2.5-inch mobile	57	117	20%
Desktop - Class CE	23	73	33%
1.0-inch and smaller CE	6	75	86%

     * Compound annual growth rate

     Hard disk drive unit growth is influenced greatly by developments in the PC market. WD believes that the demand for hard disk drives in the PC market has grown in part due to:

•	The overall growth of PC sales;

•	The increasing needs of individuals to store larger amounts of data on their PCs;

•	The continuing development of software applications to manage multimedia content; and

•	The increasing availability of broadband connections to the Internet, allowing downloading content from the Internet onto PC hard disk drives.

     The Company believes the rate of hard disk drive unit growth in the desktop PC market is being influenced by several factors, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Eastern Europe and Asia, the lengthening of PC replacement cycles and in increasing preference for notebook systems.

     The mobile computing market, which includes notebook computers, is expected to grow faster than any other PC segment as performance and price continue to improve. Western Digital entered the mobile hard disk drive market in September 2004, commencing volume production of its WD Scorpio™ family of 2.5-inch hard disk drives for notebook PCs.

     Many consumer applications currently employ similar hard disk drive technology as is found in PCs. Western Digital currently ships 3.5-inch form factor hard drives to manufacturers of personal/digital video recorders and electronic game devices. WD presently believes it can continue to expand shipments into these markets using much of its existing hard disk drive technology.

     As the market for consumer applications expands, additional investments by the Company may be required. For example, CE devices such as handheld digital audio players currently utilize sub-2.5-inch form factor hard drives. Western Digital recently announced its entry into the miniature hard drive market with a new 1.0-inch 6 gigabyte product, expected to ship in the second calendar quarter of 2005.

     The enterprise market for hard disk drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. Western Digital is pursuing revenue opportunities in this market through its application of the SATA interface. The SATA interface contains many of the same benefits of the small-computer-systems-interface, or SCSI — the predominant interface currently used in most enterprise hard disk drive applications. According to its annual report published in May 2004, TrendFOCUS, Inc. (“TrendFOCUS”) estimates that 43% of enterprise hard disk drive unit shipments will use the SATA interface by calendar year 2007.

Second Quarter Overview

     WD’s net revenue for the quarter ended December 31, 2004 totaled $955 million, an increase of 14% over the prior year and 16% over the September quarter. WD shipped 16.2 million units, including approximately 1.6 million units to the CE market. The industry and WD experienced strong seasonal demand throughout the December quarter, leading to more stable pricing, higher gross margins and improved shipment linearity for the Company as compared to the September quarter. Gross margin percentage for the December quarter was 15.7% as compared to 13.7% for the September quarter and 17.0% for the quarter ended December 26, 2003. Operating income was $56.6 million in the December quarter compared to $31.2 million in the September quarter and $71.3 million in the quarter ended December 26, 2003. WD generated $236 million in cash flow from operations during the six months ended December 31, 2004, finishing the quarter with $493 million in cash and cash equivalents, an increase of $115 million from the July 2, 2004 balance.

     Historically, industry desktop unit volumes decline on average by approximately 5% from the December quarter to the March quarter. Also, industry desktop ASPs traditionally decline by about 4-5% in the March Quarter. In the desktop market, the Company currently anticipates traditional March quarter seasonal trends. Given these factors, as of the date of this Form 10Q filing, the Company estimates revenue for the March quarter will be between $885 and $915 million. Gross margin is the biggest variable in the Company’s financial results. Seasonal trends typically drive lower gross margins in the March quarter as compared to the December quarter. As of the date of this form 10-Q filing, WD estimates that gross margin percentage for the March quarter will be approximately 14.5%.

Results of Operations

     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (dollars in millions):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	DEC. 31, 2004		DEC. 26, 2003		DEC. 31, 2004		DEC. 26, 2003
Revenue, net	$954.9	100.0%	$834.8	100.0%	$1,778.5	100.0%	$1,549.0	100.0%
Gross margin	150.2	15.7	141.8	17.0	263.3	14.8	238.0	15.4
Total operating expenses	93.6	9.8	70.5	8.4	175.5	9.9	161.8	10.4
Operating income	56.6	5.9	71.3	8.5	87.8	4.9	76.2	4.9
Net income	56.0	5.9	68.8	8.2	86.4	4.9	73.8	4.8

Net Revenue

     Net revenue was $955 million for the three months ended December 31, 2004, an increase of 14%, or $120 million, from the three months ended December 26, 2003. Total unit shipments increased to 16.2 million for the second quarter of 2005 as compared to 12.7 million for the second quarter of 2004. This increase resulted from higher desktop market share, strong overall demand for hard disk drives in the desktop PC market and WD’s increasing focus on the CE market. The growth in units was partially offset by a $7 per unit decline in average selling prices (“ASPs”) to $59 per unit for the second quarter of 2005 compared to $66 per unit for the second quarter of 2004. Historically, ASPs in the desktop hard disk drive industry have generally declined annually in the 10-20% range.

     Western Digital increased sales to original equipment manufacturer (“OEM”) customers during the three months ended December 31, 2004 by 32% to $559 million, as compared to $423 million for the three months ended December 26, 2003. Revenue by sales channel for the second quarter of 2005 was 58% from OEMs, 35% from distributors and 7% from the retail channel, compared to 51%, 43% and 6%, respectively, for the second quarter of 2004. WD also continues to focus resources on emerging geographic markets such as Eastern Europe and Asia. Revenue by geographic region for the second quarter of 2005 was 38% from the Americas, 32% from Europe and 30% from Asia, compared to 41%, 31% and 28%, respectively, for the second quarter of 2004.

     For the six months ended December 31, 2004, net revenue was $1.8 billion, an increase of 15%, or $229 million, from the six months ended December 26, 2003. During this period, total unit shipments increased to 30.4 million from 24.0 million during the same period last year, while ASPs decreased to $59 per unit from $65 per unit.

Gross Margin

     Gross margin percentage decreased to 15.7% for the three months ended December 31, 2004 from 17.0% for the three months ended December 26, 2003. The decline in gross margin percentage was primarily due to more competitive pricing conditions and an increase in the percentage of shipments to OEM customers, which typically have lower ASPs and gross margins. This decline was partially offset by improvements in the Company’s cost structure as a result of its acquisition of Read-Rite’s head manufacturing assets in July 2003 and ongoing manufacturing cost efficiencies. For the six months ended December 31, 2004, gross margin percentage decreased to 14.8% from 15.4% for the six months ended December 26, 2003. This net decrease in gross margin percentage was a result of the aforementioned factors. Gross margin for the six-months ended December 26, 2003 included non-recurring charges of $18.1 million incurred in July 2003 relating to the head manufacturing asset acquisition.

Operating Expenses

     Research and development (“R&D”) expense was $59.7 million for the three months ended December 31, 2004, an increase of 36%, or $15.7 million, from the three months ended December 26, 2003. The increase of $15.7 million in R&D expense was due to an increase in expenses related to employee incentive compensation programs, head design and increasing development efforts for new products. R&D expense for the six months ended December 31, 2004 was $114 million, an increase of $6.0 million or 5.6%, from the same period last year. The increase in R&D was primarily due to the aforementioned factors. R&D expense for the six-months ended December 26, 2003 included $25.6 million of IPR&D charges incurred in the first quarter of 2004 related to the Read-Rite asset acquisition.

     Selling, general, and administrative (“SG&A”) expense was $33.9 million for the three months ended December 31, 2004, an increase of $7.4 million, or 28% from the three months ended December 26, 2003. The increase of $7.4 million in SG&A expense was primarily due to an increase in employee incentive compensation programs and an expansion of sales headcount in geographic regions where PC demand is rapidly increasing such as Eastern Europe and Asia. For the six months ended December 31, 2004, SG&A expense was $61.8 million, an increase of $7.7 million or 14% from the comparable period of the prior year. The increase was a result of the aforementioned factors. SG&A expense for the six-months ended December 26, 2003 included $1.4 million of non-recurring acquisition-related charges that occurred in the first quarter of 2004.

Income Tax Provision

     The income tax provision was $1.4 million and $2.2 million for the three and six months ended December 31, 2004, respectively. The effective tax rate was 2.5% for the three and six months ended December 31, 2004. This differs from the U.S. federal statutory rate of 35% primarily because of tax holidays in Malaysia and Thailand. These tax holidays are in effect in Thailand through 2011 and in Malaysia through 2014.

Liquidity and Capital Resources

     Western Digital had cash and cash equivalents of $493 million at December 31, 2004 as compared to $378 million at July 2, 2004. Net cash provided by operating activities during the six-month period ended December 31, 2004 was $236 million as compared to $55.3 million for the same period last year. Net cash flows from operating activities resulted from net income, excluding depreciation and amortization and cash generated by working capital improvements. This represents the Company’s principal source of cash. Operating cash flows included net cash provided by working capital of $88.2 million for the six months ended December 31, 2004, as compared to net cash used to fund working capital of $91.3 million for the same period last year. The improvement in net cash from working capital was primarily due to improved accounts receivable, inventory and accounts payable management.

     Western Digital’s working capital requirements depend upon the effective control of its cash conversion cycle. The cash conversion cycle for the six month period ended December 31, 2004, which consisted of 41 days sales outstanding (“DSO”) plus 16 days inventory outstanding (“DIO”) less 64 days payable outstanding (“DPO”), was negative seven days as compared to negative one day for the six months ended December 26, 2003. The improvement in the cash conversion cycle was due to improved shipment linearity within the quarter and lower inventory balances due to increased customer demand. WD expects its financial business model will continue to generate a negative cash conversion cycle for the forseeable future.

     Net cash used in investing activities for the six months ended December 31, 2004 was $106 million as compared to $159 million for the same period in the prior year. During the six months ended December 31, 2004, cash used in investing activities consisted of net capital expenditures. The net cash used in investing activities for the first six months of 2004 consisted of $94.8 million for the Read-Rite asset acquisition and $64.1 million of net capital expenditures. The increase in net capital expenditures in the six month period ended December 31, 2004 was primarily a result of assets purchased to upgrade the Company’s head manufacturing capabilities, increase desktop and mobile hard disk drive production capabilities and for the normal replacement of existing assets. For 2005, capital expenditures are expected to increase to approximately $250 million from $150 million for 2004. The increase in capital expenditures is expected to consist primarily of investments in mobile hard disk drive manufacturing capacity, continued expansion of head manufacturing operations and IT infrastructure upgrades.

     Net cash used in financing activities for the six months ended December 31, 2004 was $15.9 million as compared to net cash provided by financing activities of $28.8 million for the same period in the prior year. The net cash used in financing activities in the six month period ended December 31, 2004 consisted of $23.3 million used in the Company’s stock repurchase program and $9.7 million in payments on outstanding debt, partially offset by $17.1 million received upon issuance of stock under employee plans. The net cash provided by financing activities for the six months ended December 26, 2003 consisted primarily of $15.0 million received upon issuance of common stock under employee plans and $13.8 million in net proceeds from long-term debt.

Capital Commitments

     Line of Credit — The Company has a $125 million five-year credit facility (“Senior Credit Facility”) that provides up to $75 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $50 million. Both the revolving credit facility and the term loan mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. At the option of the Company, borrowings bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin.

     The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. As of December 31, 2004, the Company was in compliance with this covenant. Should the Company’s available liquidity be less than $300 million, the Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations.

     The $50 million term loan requires quarterly principal payments of $3 million beginning in October 2004. Principal payments made on the term loan increase the amount of revolving credit available. At December 31, 2004, $78 million was available for borrowing, and the Company had $3 million in outstanding letters of credit.

     Purchase Orders — In the normal course of business to reduce the risk of component shortages, Western Digital enters into purchase orders with suppliers for the purchase of hard disk drive components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, become payable upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In some cases WD may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process. The Company has entered into long-term purchase agreements for components with certain vendors. Future purchases under these agreements are not fixed and determinable as they depend on WD’s overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. See below under the heading “Risk Factors That May Affect Future Results” for a discussion of related risks.

     Forward Exchange Contracts — WD purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, under the heading “Disclosure About Foreign Currency Risk,” for the Company’s current forward exchange contract commitments.

     Stock Repurchase Program — WD announced a stock repurchase program on May 5, 2004. Under the program, the Company may purchase on the open market up to $100 million of its common stock depending on market conditions and other corporate considerations. Stock repurchases are expected to be funded by operating cash flow. Some of the repurchased shares will offset the dilutive impact of common stock issued under employee stock option and share purchase programs. During the six month period ended December 31, 2004, WD repurchased 3.1 million shares of common stock at a total cost of $23.3 million. Since the inception of the program, through February 7, 2005, the Company has repurchased 5.1 million shares for a total cost of $39.3 million (including commissions). WD may continue to opportunistically repurchase its stock as it deems appropriate and market conditions allow.

     Western Digital believes its current cash and cash equivalents will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, WD’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk Factors That May Affect Future Results.” The Company currently anticipates that it will continue to utilize its liquidity and cash flows to improve the efficiency and capability of its existing hard disk drive and head manufacturing operations.

Critical Accounting Policies

     Western Digital has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. Western Digital has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material.

Revenue and Accounts Receivable

     In accordance with standard industry practice, Western Digital has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions. In addition, WD may have agreements with resellers that provide for stock rotation on slow-moving items and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard disk drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results.

     Western Digital establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and its bad debt loss history and establishes reserves based on a combination of past due receivables and expected future losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, an increase in the Company’s allowance for doubtful accounts would be required, which could negatively affect operating results.

     Western Digital records provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized. The Company bases these provisions on existing product return notifications as well as historical returns by product type (see “Warranty”). If actual sales returns exceed expectations, an increase in the sales return provision would be required, which could negatively affect operating results.

Warranty

     Western Digital records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard disk drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products increase above expectations, an increase in the warranty provision would be required, which could negatively affect operating results.

Inventory

     Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

     Western Digital evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information, and writes down inventory balances for excess and obsolete inventory based on the analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of the Company’s products, which may require an increase in inventory write-downs that could negatively affect operating results.

Litigation and Other Contingencies

     Western Digital applies Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and reasonably estimable. (Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Deferred Tax Assets

     Western Digital’s deferred tax assets, which consist primarily of net operating loss and tax credit carryforwards, are fully reserved due to management’s determination that it is more likely than not that these assets will not be realized. This determination is based on the weight of available evidence, the most significant of which is the Company’s loss history in the related tax jurisdictions. Should this determination change in the future, some amount of deferred tax assets could be recognized, resulting in a tax benefit or a reduction of future tax expense.

New Accounting Standards

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to significantly impact our financial statements.

     In December 2004, the FASB issued revised statement SFAS No. 123, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25 and replaces the current SFAS No. 123. SFAS No. 123R requires companies to expense the estimated fair value of employee stock options and similar awards and provides guidance on the valuation methods used in determining the estimated fair value. The provisions of SFAS No. 123R will be effective for annual and interim periods beginning after June 15, 2005. Under SFAS No. 123R, compensation expense for existing awards where the requisite service period has not been completed by the effective date will be charged to expense over the remaining service period using the same cost currently calculated for pro forma disclosure purposes under SFAS No. 123. The Company is in the process of determining the impact of SFAS 123R on its financial statements relating to stock-based awards granted after adoption.

Risk Factors That May Affect Future Results

Declines in average selling prices (“ASPs”) in the hard disk drive industry adversely affect our operating results.

     The hard disk drive industry historically has experienced declining ASPs. Although the rate of decline has moderated in recent years, there can be no assurance that this trend will continue. Our ASPs tend to decline even when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share.

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

Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our retail products, our operating results could suffer.

     We sell our retail-packaged products directly to a select group of major retailers such as computer superstores and consumer electronics stores, and authorize sales through distributors to other retailers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at major retailers which could result in lower gross margins. If we fail to successfully maintain our market share in North America, our operating results may be adversely affected. In certain markets, we are trying to grow market share, and in the process may face strong competition which could result in lower gross margins. We will continue to introduce new products in the retail market that incorporate our disk drives. There can be no assurance that these products gain market acceptance, and if they do not, our operating results could suffer.

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

     The market for hard disk drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard disk drives will be found in many consumer products other than computers. For example, although general market acceptance remains in its early stages, the use of hard disk drives has expanded into the game console market. However, there can be no assurance that hard disk drives will continue to be incorporated into game consoles, or that the market for these products will grow.

     In addition, we expect that the consumer market for multi-media applications, including audio-video products incorporating a hard disk drive will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, may require attributes not currently offered in our products, which may result in a need to expend capital to develop new interfaces, form factors, technical specifications or hard disk drive features, increasing our overall operational expense. If we are not successful in using our hard disk drive technology and expertise to develop new products for the emerging consumer electronics market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

If we do not successfully expand into new hard disk drive market segments, our business may suffer.

     To remain a significant supplier of hard disk drives, we will need to offer a broad range of hard disk drive products to our customers. We currently offer a variety of 3.5-inch form factor hard disk drives for the desktop computer market, and we recently began shipping 2.5-inch form factor hard disk drives for the mobile market. However, demand for hard disk drives may shift to products in smaller form factors. We recently announced our entry into the sub-2.5-inch hard disk drive market with a family of 1.0-inch drives which we expect to ship in the second calendar quarter of 2005, however some of our competitors already offer smaller form factor drives. In addition, the enterprise and desktop PC industries are transitioning to higher speed interfaces such as SATA to handle higher data transfer rates. We currently offer SATA products; however, the transition of technology and the introduction of new products are challenging and create risks. While we continue to develop new products and look to expand into other applications such as consumer electronics products, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of hard disk drives.

If we do not successfully expand into the 2.5-inch and sub-2.5-inch markets, our business may suffer.

     We recently began shipping 2.5-inch form factor hard disk drives for the mobile market and expect to ship 1.0-inch disk drives in the second calendar quarter of 2005. Although many of our customers who purchase 3.5-inch form factor hard disk drives also purchase the 2.5-inch form factor drives, the markets are characterized by different competitors, different sales channels and different overall requirements. If we are unable to adapt to these differences, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer. In addition, if we incur significant costs in manufacturing and selling the 2.5-inch and sub-2.5-inch form factor hard disk drives, and if we are unable to recover those costs from sales of the products, then we may not be able to compete successfully in this market and our operating results may suffer.

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

     A majority of our revenue comes from a few customers. For example, during the second quarter of 2005, one customer, Dell, accounted for more than 10% of our revenue, and sales to our top 10 customers, including Dell, accounted for 49% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

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

     In some cases, not only are we dependent on a limited number of suppliers, but we also have entered into contractual commitments that require us to buy a substantial number of components from certain suppliers. Our future operating results may depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volume to meet our production requirements. A significant disruption in any of these suppliers’ ability to manufacture and supply us with the components could harm our operating results.

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

     Our vertical integration of head manufacturing has resulted in a fundamental change in our operating structure, as we are now manufacturing heads for use in the hard disk drives we manufacture. Consequently, we make more capital investments than we would if we were not vertically integrated and carry a higher percentage of fixed costs than assumed in our prior financial business model. For example, capital expenditures related to the head manufacturing operations are expected to average approximately $100 million on an annual basis. If the overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head manufacturing assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs, and the need for assured supply of components, especially hard disk drive media, that is optimized to work with our heads.

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

     Under our business model, we do not manufacture any of the component parts used in our hard disk drives, other than heads. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003, we settled litigation we were engaged in with a supplier who previously was the sole source of read channel devices for our hard disk drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

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

     We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward exchange contracts. However, those contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place. As a result of the Malaysian currency controls, we are no longer hedging the Malaysian currency risk. Currently, we hedge the Thai Baht, Euro and British Pound Sterling.

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

     We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”). RoHS prohibits the use of certain substances, including lead, in certain products, including hard disk drives, put on the market after July 1, 2006. Similar legislation may be enacted in other locations where we manufacture or sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with such legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

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

     In addition, some of our competitors are offering more favorable warranty terms on certain products that compete with our products. If we change our warranty policy in response to competitive pressures, it could result in increased warranty expenditures, which could negatively affect our operating results.

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

     We often ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	competition and consolidation in the data storage industry;

•	seasonal and other fluctuations in demand for PCs often due to technological advances; and

•	availability and rates of transportation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Foreign Currency Risk

     Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency operating expenses. The contract maturity dates do not exceed six months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, Euro, and British Pound Sterling.

     As of December 31, 2004, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	December 31, 2004
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)
Foreign currency forward contracts:
Thai Baht	$131.6	39.01	$(0.2)
Euro	$5.2	0.74	—
British Pound Sterling	$1.8	0.52	—

*	Expressed in units of foreign currency per dollar.

     During the three months ended December 31, 2004 and December 26, 2003, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated condensed financial statements.

Disclosure About Other Market Risks

     Variable Interest Rate Risk

     At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments could also increase. At December 31, 2004 the Company had a $50 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.5 million annually.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) The following table provides information about repurchases by the Company of its common stock during the quarter ended December 31, 2004:

			Total Number of	Maximum Value of
			Shares Purchased as	Shares that May Yet
	Total Number		Part of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Program	Program(1)
October 2, 2004 — October 29, 2004	1,009,600	$8.19	1,009,600	$60,918,212
October 30, 2004 — November 26, 2004	—	$—	—	$60,918,212
November 27, 2004 — December 31, 2004	—	$—	—	$60,918,212

Total	1,009,600	$8.19	1,009,600	$60,918,212

(1)	On May 5, 2004, the Company announced that its Board of Directors had authorized the Company to repurchase up to $100 million of the Company’s common stock in open market transactions. The program does not have an expiration date.

The Company’s $125 million credit facility prohibits the Company from paying cash dividends on its common stock.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders was held on November 18, 2004. The shareholders elected the following nine directors to hold office until the next annual meeting and until their successors are elected and qualified:

	FOR	WITHHELD
Peter D. Behrendt	180,541,281	8,815,008
Kathleen A. Cote	187,086,294	2,269,995
Henry T. DeNero	187,085,897	2,270,392
William L. Kimsey	187,099,764	2,256,525
Michael D. Lambert	180,557,901	8,798,388
Matthew E. Massengill	187,009,672	2,346,617
Roger H. Moore	180,466,085	8,890,204
Thomas E. Pardun	185,924,488	3,431,801
Arif Shakeel	187,994,678	1,361,611

In addition, the shareholders approved the following proposals:

	FOR	AGAINST	ABSTAIN	BROKER
				NON-VOTES
1. To approve the Western Digital Corp. 2004 Performance Incentive Plan	101,508,062	21,633,044	2,023,296	64,191,887

2. To ratify the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending July 1, 2005	186,681,845	2,377,275	297,169	—

Item 5. OTHER INFORMATION

     (a) At a meeting on November 17, 2004 the Compensation Committee of the Board of Directors of the Company established the performance goals for the cash bonus awards under the Western Digital Corporation Incentive Compensation Plan (the “Plan”) for the second half of fiscal year 2005. The Committee determined that funding of the Plan would be based upon accomplishment of specific EPS and cash flow targets, in various combinations. These goals were recommended to, and approved by, the non-management members of the Board of Directors on November 18, 2004. A summary description of the criteria is also filed as Exhibit 10.31 to this report.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001)

3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002 (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003)

3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of May 19, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2004)

10.5	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 18, 2004†

10.6	Amended and Restated Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003 and amended and restated November 18, 2004†

10.31	Description of Performance Goals for Cash Bonus Awards Under the Western Digital Corporation Incentive Compensation Plan†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

† New exhibit filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION
Registrant

/s/ Stephen D. Milligan

Stephen D. Milligan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph R. Carrillo

Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: February 8, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001)

3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002 (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003)

3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of May 19, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2004)

10.5	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 18, 2004†

10.6	Amended and Restated Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003 and amended and restated November 18, 2004†

10.31	Description of Performance Goals for Cash Bonus Awards Under the Western Digital Corporation Incentive Compensation Plan †

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

† New exhibit filed with this Report.