Form 10-Q
period 2005-04-01
WESTERN DIGITAL CORP
filed 2005-05-06
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

     As of the close of business on April 29, 2005, 212.9 million shares of common stock, par value $.01 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

    Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	APR. 1,	MAR. 26,	APR. 1,	MAR. 26,
	2005	2004	2005	2004
Revenue, net	$919.9	$748.9	$2,698.4	$2,297.9
Cost of revenue	752.9	626.3	2,268.1	1,937.2

Gross margin	167.0	122.6	430.3	360.7

Operating expenses:
Research and development	60.7	46.5	174.4	154.2
Selling, general and administrative	35.6	27.2	97.4	81.4

Total operating expenses	96.3	73.7	271.8	235.6

Operating income	70.7	48.9	158.5	125.1
Net interest and other income	1.9	0.1	2.7	0.3

Income before income taxes	72.6	49.0	161.2	125.4
Income tax provision	1.8	1.1	4.0	3.7

Net income	$70.8	$47.9	$157.2	$121.7

Income per common share:
Basic	$.34	$.23	$.76	$.59

Diluted	$.32	$.22	$.73	$.56

Weighted average shares outstanding:
Basic	208.8	206.7	206.4	205.4

Diluted	218.7	217.5	215.0	217.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	APR. 1,	JUL. 2,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$461.1	$345.5
Short-term investments	113.2	32.3
Accounts receivable, net	398.6	313.1
Inventories	135.5	148.6
Other	18.3	17.8

Total current assets	1,126.7	857.3
Property and equipment, net	347.2	274.7
Intangible and other assets	16.2	27.2

Total assets	$1,490.1	$1,159.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551.0	$434.9
Accrued expenses	118.5	90.4
Accrued warranty	69.6	46.4
Current portion of long-term debt	19.9	15.2

Total current liabilities	759.0	586.9
Long-term debt	37.7	52.7
Other liabilities	30.6	32.0
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; issued — none	—	—
Common stock, $.01 par value; authorized — 450.0 shares; issued — 212.4 shares	2.1	2.1
Additional paid-in capital	700.1	698.9
Deferred compensation	(13.5)	(1.3)
Accumulated deficit	(25.7)	(182.9)
Treasury stock — common shares at cost 0.0 and 2.7 shares, respectively	(0.2)	(29.2)

Total shareholders’ equity	662.8	487.6

Total liabilities and shareholders’ equity	$1,490.1	$1,159.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	NINE MONTHS ENDED
	APR. 1,	MAR. 26,
	2005	2004
Cash flows from operating activities:
Net income	$157.2	$121.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.2	74.0
In-process research and development expense	—	25.6
Changes in:
Accounts receivable	(85.8)	(62.0)
Inventories	13.1	(42.3)
Accounts payable	116.1	40.0
Accrued expenses	56.5	(25.8)
Other	(6.7)	(14.2)

Net cash provided by operating activities	347.6	117.0

Cash flows from investing activities:
Capital expenditures, net	(153.0)	(90.5)
Short-term investments	(80.9)	—
Asset acquisition, net of cash acquired	—	(94.8)

Net cash used for investing activities	(233.9)	(185.3)

Cash flows from financing activities:
Proceeds from shares issued under employee plans	39.8	21.2
Repurchase of common stock	(23.3)	—
Repayment of long-term debt	(14.6)	—
Net proceeds from long-term debt	—	13.8

Net cash provided by financing activities	1.9	35.0

Net increase (decrease) in cash and cash equivalents	115.6	(33.3)
Cash and cash equivalents, beginning of period	345.5	393.2

Cash and cash equivalents, end of period	$461.1	$359.9

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2.6	$2.5
Cash paid during the period for interest	$1.6	$0.9
Supplemental disclosures of non-cash investing and financing activities:
Equipment additions funded by capital lease obligations	$4.3	$—
Liabilities assumed in asset acquisition	$—	$77.2

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

2.  Supplemental Financial Statement Data (in millions)

	APR. 1,	JUL. 2,
	2005	2004
Inventories:
Finished goods	$68.0	$70.6
Work in process	52.7	51.6
Raw materials and component parts	14.8	26.4

	$135.5	$148.6

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	APR. 1,	MAR. 26,	APR. 1,	MAR. 26,
	2005	2004	2005	2004
Net Interest and Other Income:
Interest income	$2.7	$0.6	$5.2	$1.8
Interest and other expense	(0.8)	(0.5)	(2.5)	(1.5)

	$1.9	$0.1	$2.7	$0.3

     The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard disk drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty provision for the three months and nine months ended April 1, 2005 and March 26, 2004 were as follows (in millions):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	APR. 1,	MAR. 26,	APR. 1,	MAR. 26,
	2005	2004	2005	2004
Liability at beginning of period	$81.5	$53.2	$56.8	$52.9
Charges to operations	18.3	13.8	62.0	40.7
Utilization	(11.8)	(14.7)	(35.9)	(39.2)
Changes in estimate related to pre-existing warranties	(2.8)	0.8	2.3	(1.3)

Liability at end of period	$85.2	$53.1	$85.2	$53.1

     Accrued warranty includes amounts classified in non-current liabilities of $15.6 million at April 1, 2005, $10.4 million at July 2, 2004 and $9.1 million at March 26, 2004.

3.  Short-Term Investments

     The Company’s short-term investments consist primarily of auction rate securities, which are short-term investments in bonds with remaining maturities greater than 90 days. The Company has classified these investments as trading securities. These investments are stated at cost, which approximates fair value. Realized gains and losses are not material for any period presented and are included in net interest income (expense).

4.  Income per Share

     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	APR. 1,	MAR. 26,	APR. 1,	MAR. 26,
	2005	2004	2005	2004
Net income	$70.8	$47.9	$157.2	$121.7

Weighted average shares outstanding:
Basic	208.8	206.7	206.4	205.4
Employee stock options and other.	9.9	10.8	8.6	11.7

Diluted	218.7	217.5	215.0	217.1

Income per share:
Basic	$.34	$.23	$.76	$.59

Diluted	$.32	$.22	$.73	$.56

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation for employee stock options. These antidilutive common share equivalents totaled 14.1 million and 19.1 million for the three months ended April 1, 2005 and March 26, 2004, respectively, and 15.8 million and 14.1 million for the nine months ended April 1, 2005 and March 26, 2004, respectively.

5.  Stock Based Compensation

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company elected to continue accounting for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”), collectively called “Options”) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB Opinion No. 25”), and to follow the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. The following table sets forth the computation of basic and diluted income per share for the three months and nine months ended April 1, 2005 and March 26, 2004 and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	APR. 1,	MAR. 26,	APR. 1,	MAR. 26,
	2005	2004	2005	2004
Net income, as reported	$70.8	$47.9	$157.2	$121.7
Add: Stock-based employee compensation included in reported net income, net of related taxes	1.4	0.1	1.9	1.1
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7.2)	(7.0)	(20.4)	(20.8)

Pro forma net income	$65.0	$41.0	$138.7	$102.0

Basic income per share:
As reported	$.34	$.23	$.76	$.59

Pro forma	$.31	$.20	$.67	$.50

Diluted income per share:
As reported	$.32	$.22	$.73	$.56

Pro forma	$.30	$.19	$.65	$.47

     The pro forma income per share information for all stock options granted on or prior to December 31, 2004 as well as ESPP shares granted in the third quarter of 2005 is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised.

     The fair value of stock options granted during the six months ended December 31, 2004, the nine months ended March 26, 2004, and the fair value of ESPP shares granted during the nine months ended April 1, 2005 has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	STOCK OPTION
	PLANS		ESPP
	DEC. 31,	MAR. 26,	APR. 1,	MAR. 26,
	2004	2004	2005	2004
Option life (in years)	4.51	4.27	1.25	1.25
Risk-free interest rate	3.23%	1.70%	2.25%	1.09%
Stock price volatility	0.74	0.77	0.55	0.77
Dividend yield	—	—	—	—
Fair value	$5.33	$7.20	$3.00	$4.73

     Effective for stock options granted in the third quarter of 2005, the pro forma income per share information is estimated using a binomial model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate.

     The fair value of stock options granted during the three months ended April 1, 2005 has been estimated using the following assumptions.

APR. 1,
2005
Suboptimal exercise factor	2.01
Range of risk-free interest rates	3.34% to 4.46%
Range of expected stock price volatility	0.43 to 0.84
Post-vesting termination rate	15.2%
Dividend yield	—
Fair value	$5.25

     During the three months ended April 1, 2005, the Company granted approximately 1.2 million shares of restricted stock. The restricted stock granted during the quarter vests annually over periods from two to three years. The aggregate market value of the restricted stock at the date of issuance was $12.4 million. This amount has been recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized to operating expense over the corresponding vesting periods.

6.  Short-term Borrowings and Long-term Debt

Short-term borrowings and long-term debt consisted of the following as of April 1, 2005 (in millions):

Term loan	$40.6
Capital lease obligations	17.0

Total	57.6
Less amounts due in one year	(19.9)

$37.7

Line of Credit

     The Company has a $125 million credit facility (“Senior Credit Facility”) that provides up to $75 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $50 million. Both the revolving credit facility and the term loan mature on September 19, 2008 and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the three months ended April 1, 2005, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 4.82%.

     The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. As of April 1, 2005, the Company was in compliance with this covenant. Should the Company’s available liquidity be less than $300 million, the Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations.

     The $50 million term loan requires quarterly principal payments of $3 million beginning in October 2004. Principal payments made on the term loan increase the amount of revolving credit available. At April 1, 2005, $82 million was available for borrowing and the Company had $3 million in outstanding letters of credit.

7.  Read-Rite Asset Acquisition

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

     Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the three months and nine months ended April 1, 2005, the Company recorded $3.7 million and $11.1 million, respectively, of amortization expense related to these intangible assets. Amortization expense is estimated to be $14.4 million, $4.4 million, $3.4 million and $3.4 million for fiscal years 2005, 2006, 2007 and 2008, respectively.

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

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters, including the matter described in the preceding paragraph, is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that reserved for at April 1, 2005, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

9.  New Accounting Standards

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to impact its financial statements.

     In December 2004, the FASB issued revised statement SFAS No. 123, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25 and replaces the current SFAS No. 123. SFAS No. 123R requires companies to expense the estimated fair value of employee stock options and similar awards and provides guidance on the valuation methods used in determining the estimated fair value. The provisions of SFAS No. 123R will be effective for annual periods beginning after June 15, 2005. Under SFAS No. 123R, compensation expense for existing awards where the requisite service period has not been completed by the effective date will be charged to expense over the remaining service period using the same cost currently calculated for pro forma disclosure purposes under SFAS No. 123. The Company is in the process of determining the impact of SFAS 123R on its financial statements relating to stock-based awards granted after adoption.

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

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning growth in the demand for hard disk drives in the personal computer (“PC”) market; growth of the mobile computing market; the Company’s expansion into the consumer electronics (“CE”) market; the Company’s expected ship dates of 1.0-inch hard disk drives; the enterprise and desktop PC industries’ transition from the Parallel Advanced Technology Attachment (“PATA”) interface to the Serial Advanced Technology Attachment (“SATA”) interface; the Company’s transition to new enterprise resource planning software; the Company’s current expectations regarding June quarter seasonal trends in the desktop market; impact of new accounting standards on the Company’s financial statements; growth of the consumer market for multi-media applications, including audio-video products incorporating hard disk drives and drives for the CE sector; the Company’s current expectations regarding capital expenditures including expected investments in mobile hard disk drive manufacturing capacity and expansion of head manufacturing operations and information technology (“IT”) infrastructure upgrades, revenue for the June quarter and gross margin expectations in the current year,, gross margin percentage for the June quarter, cash conversion cycle, cash and cash equivalents, and utilization of liquidity and cash flows.

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

The Company

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

     Western Digital builds hard disk drives in assembly facilities in Malaysia and Thailand. The Company also builds hard disk drive components such as printed circuit board assemblies, head stack assemblies, and head gimbal assemblies in its Malaysia and Thailand facilities. In July 2003, Western Digital acquired head manufacturing assets from Read-Rite Corporation (“Read-Rite”), a former supplier, enabling it to build a substantial portion of its recording head requirements. WD procures its other component requirements from industry-leading technology companies, many of which work with the Company from design and development through manufacturing. WD believes that its operating model allows it to access leading-edge component technologies and cost-saving innovations while minimizing investment expenditures.

     Western Digital provides quality products, superior customer service and flexibility by managing its technology deployment, manufacturing, cost, delivery, quality and reliability. WD builds to market demand using a highly flexible manufacturing model that emphasizes financial and asset efficiency, enabling it to supply high-quality products at price points that allow mass-market adoption. The Company is a leader in the desktop hard disk drive market and leverages many of its existing resources and capabilities to satisfy the increasing demand for hard disk drives in new market areas. Concurrently, WD makes incremental investments in technologies unique to some of the newer markets.

Business and Market Overview

     For calendar year 2004, the Company believes that the total market for hard disk drives was more than 300 million units, or almost $24 billion. Over half of these unit shipments were to the desktop PC market. Thus, total hard disk drive unit growth depends greatly on developments in the PC market. WD believes that the demand for hard disk drives in the PC market will continue to grow in part due to:

•	The overall growth of PC sales;

•	The increasing needs of individuals to store larger amounts of data on their PCs;

•	The continuing development of software applications to manage multimedia content; and

•	The increasing availability of broadband connections to the Internet, allowing for the downloading of content from the Internet onto PC hard disk drives.

     The Company believes the rate of hard disk drive unit growth in the desktop PC market is affected by several factors, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Eastern Europe and Asia, the lengthening of PC replacement cycles and an increasing preference for notebook systems.

     The mobile computing market, which includes notebook computers, is expected to grow faster than the desktop PC market as performance and price continue to improve. Western Digital entered the mobile hard disk drive market in September 2004, commencing volume production of its WD Scorpio™ family of 2.5-inch hard disk drives for notebook PCs.

     Many consumer applications currently employ similar hard disk drive technology as is found in PCs. Western Digital currently ships 3.5-inch form factor hard disk drives to manufacturers of personal/digital video recorders and electronic game devices. WD presently believes it can continue to expand shipments into these markets using much of its existing hard disk drive technology.

     As the market for consumer applications expands, additional investments by the Company will be required. For example, CE devices such as handheld digital audio players currently utilize sub-2.5-inch form factor hard disk drives. In January 2005, Western Digital announced its entry into the miniature hard disk drive market with a new 1.0-inch 6-gigabyte product. Volume shipments are expected in the second half of calendar 2005.

     The enterprise market for hard disk drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. Western Digital serves this market through its application of the SATA interface. The SATA interface contains many of the same benefits of the small-computer-systems-interface, or SCSI — the predominant interface currently used in most enterprise hard disk drive applications.

Third Quarter Overview

     WD’s net revenue for the quarter ended April 1, 2005 totaled $920 million, an increase of 23% over the prior year and a decrease of 3.7% from the December quarter. WD shipped 15.3 million units during the quarter ended April 1, 2005, including approximately 1.7 million units to the CE market. Historically, industry desktop unit volumes decline on average by 5% in the first calendar quarter due to seasonal demand patterns. During the quarter ended April 1, 2005, the Company experienced a well-balanced supply-demand environment, which resulted in a better than expected pricing environment. Also, strong demand for higher capacity hard disk drives resulted in a richer mix of products. These factors partially offset the normal seasonal decline in demand. Gross margin percentage for the March quarter was 18.2% as compared to 15.7% for the December quarter and 16.4% for the quarter ended March 26, 2004. In addition to the factors described above, WD’s continuing improvements in manufacturing cost efficiencies and quality, including lower warranty costs due to improved projected product return rates, contributed to higher gross margins in the March quarter as compared to the December quarter. Operating income was $70.7 million in the March quarter compared to $56.6 million in the December quarter and $48.9 million in the quarter ended March 26, 2004. WD generated $348 million in cash flow from operations during the nine months ended April 1, 2005, finishing the quarter with a total of $574 million in cash and short-term investments, an increase of $196 million from the July 2, 2004 balance.

     Historically, industry desktop unit volumes have declined by 5-10% from the March quarter to the June quarter. In the desktop PC space, the Company currently anticipates traditional June quarter seasonal demand trends. The impact of these trends will be somewhat tempered by WD’s growing participation in the CE market and the on-going volume ramp of the Scorpio™ family of 2.5-inch hard disk drives. Given these factors, the Company currently estimates revenue for the June quarter to be between $875 and $900 million. Seasonal trends typically result in lower gross margins in the June quarter as compared to the March quarter. For example, in 2004, WD’s gross margin percentage declined from 16.4% to 13.5% from the March to the June quarter. Given better supply-demand dynamics, a richer product mix and a more balanced revenue portfolio, WD anticipates a more moderate decline in the current year. WD currently estimates that its gross margin percentage will range from 16.5% to 17.0% for the June quarter.

Results of Operations

     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (dollars in millions):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	APR. 1, 2005		MAR. 26, 2004		APR. 1, 2005		MAR. 26, 2004
Revenue, net	$919.9	100.0%	$748.9	100.0%	$2,698.4	100.0%	$2,297.9	100.0%
Gross margin	167.0	18.2	122.6	16.4	430.3	15.9	360.7	15.7
Total operating expenses	96.3	10.5	73.7	9.8	271.8	10.1	235.6	10.3
Operating income	70.7	7.7	48.9	6.5	158.5	5.9	125.1	5.4
Net income	70.8	7.7	47.9	6.4	157.2	5.8	121.7	5.3

Net Revenue

     Net revenue was $920 million for the three months ended April 1, 2005, an increase of 23%, or $171 million, from the three months ended March 26, 2004. Total unit shipments increased to 15.3 million for the third quarter of 2005 as compared to 11.8 million for the third quarter of 2004. This unit increase resulted from the Company’s higher desktop market share, stronger overall demand for hard disk drives in the desktop PC market and WD’s increasing focus on the non-desktop PC market. For the three month period ended April 1, 2005, 23% of WD’s revenue was derived from non-desktop PC sources including CE products, enterprise applications, notebook PCs and retail sales as compared to 14% for the third quarter of 2004. The growth in units was partially offset by a $4 per unit decline in average selling prices (“ASPs”) to $60 per unit for the third quarter of 2005 compared to $64 per unit for the third quarter of 2004. Historically, ASPs in the desktop hard disk drive industry have generally declined annually in the 10-20% range.

     Western Digital increased sales to original equipment manufacturer (“OEM”) customers during the three months ended April 1, 2005 by 40% to $518 million, as compared to $371 million for the three months ended March 26, 2004. Revenue by sales channel for the third quarter of 2005 was 56% from OEMs, 37% from distributors and 7% from the retail channel, compared to 49%, 43% and 8%, respectively, for the third quarter of 2004. WD also continues to focus resources on emerging geographic markets such as Eastern Europe and Asia. Revenue by geographic region for the third quarter of 2005 was 36% from the Americas, 30% from Europe and 34% from Asia, compared to 42%, 30% and 28%, respectively, for the third quarter of 2004.

     For the nine months ended April 1, 2005, net revenue was $2.7 billion, an increase of 17%, or $401 million, from the nine months ended March 26, 2004. During this period, total unit shipments increased to 45.7 million from 35.8 million during the same period last year, while ASPs decreased to $59 per unit from $64 per unit.

Gross Margin

     Gross margin percentage increased to 18.2% for the three months ended April 1, 2005 from 16.4% for the three months ended March 26, 2004. The increase in gross margin percentage was primarily due to continuing improvements in quality, manufacturing cost efficiencies and a richer product mix, partially offset by modest price declines. For the nine months ended April 1, 2005, gross margin percentage was 15.9% as compared to 15.7% for the nine months ended March 26, 2004. Gross margin for the nine months ended March 26, 2004 included non-recurring charges of $18.1 million incurred in July 2003 relating to the head manufacturing asset acquisition.

Operating Expenses

     Research and development (“R&D”) expense was $60.7 million for the three months ended April 1, 2005, an increase of $14.2 million, or 31%, from the three months ended March 26, 2004. This increase was due to new product development efforts, employee incentive compensation programs and head design activities. R&D expense for the nine months ended April 1, 2005 was $174.4 million, an increase of $20.2 million or 13%, from the same period last year. The increase in R&D was primarily due to the factors described above. R&D expense for the nine-months ended March 26, 2004 included $25.6 million of in process research and development charges incurred in the first quarter of 2004 related to the Read-Rite asset acquisition.

     Selling, general, and administrative (“SG&A”) expense was $35.6 million for the three months ended April 1, 2005, an increase of $8.4 million, or 31%, from the three months ended March 26, 2004. The increase of $8.4 million in SG&A expense was primarily due to an expansion of sales resources to support geographic regions where PC demand is rapidly increasing, such as Eastern Europe and Asia, and the growing mobile and CE markets and an increase in employee incentive compensation programs. For the nine months ended April 1, 2005, SG&A expense was $97.4 million, an increase of $16.0 million, or 20%, from the comparable period of the prior year. The increase was a result of the factors described above. SG&A expense for the nine months ended March 26, 2004 included $1.4 million of non-recurring acquisition-related charges that occurred in the first quarter of 2004.

Income Tax Provision

     The income tax provision was $1.8 million and $4.0 million for the three and nine months ended April 1, 2005, respectively. The effective tax rate was 2.5% for the three and nine months ended April 1, 2005. This differs from the U.S. federal statutory rate of 35% primarily because of tax holidays in Malaysia and Thailand. These tax holidays are in effect in Thailand through 2011 and in Malaysia through 2014.

Liquidity and Capital Resources

     Western Digital had total cash and short-term investments of $574 million at April 1, 2005 as compared to $378 million at July 2, 2004. Short-term investments consist primarily of auction rate securities, which are short-term investments in bonds with remaining maturities greater than 90 days. Net cash provided by operating activities during the nine-month period ended April 1, 2005 was $348 million as compared to $117 million for the same period last year. Net cash flows from operating activities resulted from net income, excluding depreciation and amortization and cash generated by working capital improvements. This represents the Company’s principal source of cash. Operating cash flows included net cash provided by working capital of $93.2 million for the nine months ended April 1, 2005 as compared to net cash used to fund working capital of $104 million for the same period last year. The improvement in working capital utilization was primarily due to improved accounts receivable, inventory and accounts payable management.

     Western Digital’s working capital requirements depend upon the effective control of its cash conversion cycle. The cash conversion cycle for the nine month period ended April 1, 2005, which consisted of 40 days sales outstanding plus 16 days inventory outstanding less 64 days payable outstanding, was negative eight days as compared to negative one day for the nine months ended March 26, 2004. The improvement in the cash conversion cycle was due to more efficient working capital management. WD expects its financial business model will continue to generate a negative cash conversion cycle for the foreseeable future.

     Net cash used in investing activities for the nine months ended April 1, 2005 was $234 million as compared to $185 million for the same period in the prior year. During the nine months ended April 1, 2005, cash used in investing activities consisted of $153 million of net capital expenditures and $81 million of short-term investments. The net cash used in investing activities for the first nine months of 2004 consisted of $94.8 million for the Read-Rite asset acquisition and $90.5 million of net capital expenditures. The increase in net capital expenditures in the nine month period ended April 1, 2005 was primarily a result of assets purchased to upgrade the Company’s head manufacturing capabilities, increased desktop and mobile hard disk drive production capabilities and for the normal replacement of existing assets. For 2005, capital expenditures are expected to increase to approximately $240 million from $150 million for 2004. The increase in capital expenditures is expected to consist primarily of investments in mobile hard disk drive manufacturing capacity, continued expansion of head manufacturing operations and IT infrastructure upgrades.

     Net cash provided by financing activities for the nine months ended April 1, 2005 was $1.9 million as compared to $35.0 million for the same period in the prior year. The net cash provided by financing activities in the nine month period ended April 1, 2005 consisted of $39.8 million received upon issuance of stock under employee plans, partially offset by $23.3 million used in the Company’s stock repurchase program and $14.6 million in payments on outstanding debt. The net cash provided by financing activities for the nine months ended March 26, 2004 consisted primarily of $21.2 million received upon issuance of common stock under employee plans and $13.8 million in net proceeds from long-term debt.

Capital Commitments

     Line of Credit — The Company has a $125 million credit facility (“Senior Credit Facility”) that provides up to $75 million in revolving credit (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $50 million. Both the revolving credit facility and the term loan mature on September 19, 2008 and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the three months ended April 1, 2005, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 4.82%.

     The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. As of April 1, 2004, the Company was in compliance with this covenant. Should the Company’s available liquidity be less than $300 million, the

Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations.

     The $50 million term loan requires quarterly principal payments of $3 million beginning in October 2004. Principal payments made on the term loan increase the amount of revolving credit available. At April 1, 2004, $81 million was available for borrowing and the Company had $3 million in outstanding letters of credit.

     Purchase Orders — In the normal course of business to reduce the risk of component shortages, Western Digital enters into purchase orders with suppliers for the purchase of hard disk drive components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, become payable upon receipt of the components and generally may be changed or canceled at any time prior to shipment of the components. In some cases, WD may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process. The Company has entered into long-term purchase agreements for components with certain vendors. Future purchases under these agreements are not fixed and determinable as they depend on WD’s overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. See below under the heading “Risk Factors That May Affect Future Results” for a discussion of related risks.

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

     Stock Repurchase Program — WD announced a stock repurchase program on May 5, 2004. Under the program, the Company may purchase on the open market up to $100 million of its common stock depending on market conditions and other corporate considerations. Stock repurchases are expected to be funded by operating cash flow. Repurchased shares will partially offset the dilutive impact of common stock issued under employee stock option and share purchase programs. During the nine month period ended April 1, 2005, WD repurchased 3.1 million shares of common stock at a total cost of $23.3 million. In addition, between April 2, 2005 and May 5, 2005, the Company repurchased 0.8 million shares of common stock at a cost of $10.7 million. Since the inception of the program, through May 5, 2005, the Company has repurchased 5.9 million shares for a total cost of $49.9 million (including commissions). WD may continue to opportunistically repurchase its stock as it deems appropriate and market conditions allow.

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

Warranty

     Western Digital records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard disk drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products differ significantly from current expectations, a change in the warranty provision would be required. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2 “Supplemental Financial Statement Data” included in this Quarterly Report on Form 10-Q.

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

New Accounting Standards

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to impact its financial statements.

     In December 2004, the FASB issued revised statement SFAS No. 123, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25 and replaces the current SFAS No. 123. SFAS No. 123R requires companies to expense the estimated fair value of employee stock options and similar awards and provides guidance on the valuation methods used in determining the estimated fair value. The provisions of SFAS No. 123R will be effective for annual periods beginning after June 15, 2005. Under SFAS No. 123R, compensation expense for existing awards where the requisite service period has not been completed by the effective date will be charged to expense over the remaining service period using the same cost currently calculated for pro forma disclosure purposes under SFAS No. 123. The Company is in the process of determining the impact of SFAS 123R on its financial statements relating to stock-based awards granted after adoption.

Risk Factors That May Affect Future Results

Declines in average selling prices (“ASPs”) in the hard disk drive industry adversely affect our operating results.

     The hard disk drive industry historically has experienced declining ASPs. Although the rate of decline has moderated in recent years, there can be no assurance that this trend will continue. Our ASPs tend to decline when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share.

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

     To achieve consistent success with our customers who manufacturer computers, systems and consumer electronic devices, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:

•	maintain overall quality of products on new and established programs,

•	maintain competitive cost structures on new and established products,

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies,

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs,

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products,

•	qualify these products with key customers on a timely basis by meeting all of our customers’ needs for performance, quality and features,

•	maintain an adequate supply of components required to manufacture our products,

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands, or

•	consistently meet stated quality requirements on delivered products,

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

     Storage capacity of the hard disk drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of magnetic bits that can be stored on the recording surface of the disk. Generally, the higher the areal density, the more information can be stored on a single platter. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, because increases in areal density have become more difficult in the hard disk drive industry, such increases may require increases in component costs. In addition, other opportunities to reduce costs may not continue at historical rates. Our inability to achieve cost reductions could adversely affect our operating results.

Increases in areal density may outpace customers’ demand for storage capacity.

     Historically, the industry has experienced periods of increased areal density growth rates. Although in recent years there has been a decrease in the rate of areal density growth, if industry conditions return to periods of increased growth rates, the rate of increase in areal density may exceed the increase in our customers’ demand for aggregate storage capacity. This could lead to our customers’ storage capacity needs being satisfied with more lower-cost single-surface drives, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our results of operations.

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

     The market for hard disk drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard disk drives will be found in many CE products other than computers. For example, although general market acceptance remains in its early stages, the use of hard disk drives has expanded into the game console market. However, there can be no assurance that hard disk drives will continue to be incorporated into game consoles, or that the market for these products will grow.

     In addition, we expect that the consumer market for multi-media applications, including audio-video products, incorporating a hard disk drive will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, may require attributes not currently offered in our products, which may result in a need to expend capital to develop new interfaces, form factors, technical specifications or hard disk drive features, increasing our overall operational expense. If we are not successful in using our hard disk drive technology and expertise to develop new products for the emerging CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

If we do not successfully expand into new hard disk drive market segments, our business may suffer.

     To remain a significant supplier of hard disk drives, we will need to offer a broad range of hard disk drive products to our customers. We currently offer a variety of 3.5-inch hard disk drives for the desktop computer and CE markets, and we are also shipping 2.5-inch form factor hard disk drives for the mobile market. However, demand for hard disk drives may shift to products in smaller form factors, which our competitors may already offer. We recently announced our entry into the sub-2.5-inch hard disk drive market with a family of 1.0-inch drives, which we expect to ship in the second half of calendar year 2005. We face various challenges in manufacturing a 1.0-inch hard disk drive because it requires the development of new manufacturing technologies and processes. If we are not able to adequately address these challenges, our expected shipment of this product may be delayed, resulting in a delay in our ability to realize revenue from this product.

     In addition, the enterprise and desktop PC industries are transitioning from the PATA interface to higher speed interfaces such as SATA to handle higher data transfer rates. We currently offer SATA products; however, the transition of technology and the introduction of new products are challenging and create risks. For example, acceptance of the SATA interface may not continue to grow, or customers may choose to purchase alternative interfaces that may not be compatible with future generations of SATA hard disk drives. Moreover, our customers may require new SATA features that we may not be able to deliver in a timely and cost effective manner.

     While we continue to develop new products and look to expand into other applications, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products may have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products or who use their dominance in the enterprise or mobile market to encourage sales of hard disk drives.

If we do not successfully expand into the 2.5-inch and sub-2.5-inch markets, our business may suffer.

     We began shipping 2.5-inch form factor hard disk drives for the mobile market during calendar year 2004 and expect to ship 1.0-inch hard disk drives in the second half of calendar year 2005. Although many of our customers who purchase 3.5-inch form factor hard disk drives also purchase the 2.5-inch form factor drives, the markets are characterized by different competitors, different sales channels and different overall requirements. If we are unable to adapt to these differences, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer. In addition, if we incur significant costs in manufacturing and selling the 2.5-inch and sub-2.5-inch form factor hard disk drives, and if we are unable to recover those costs from sales of the products, then we may not be able to compete successfully in this market and our operating results may suffer.

Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our retail products, our operating results could suffer.

     We sell our retail-packaged products directly to a select group of major retailers such as computer superstores and CE stores, and authorize sales through distributors to other retailers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at major retailers, which could result in lower gross margins. If we fail to successfully maintain our market share in North America, our operating results may be adversely affected. In certain markets, we are trying to grow market share, and in the process may face strong competition, which could result in lower gross margins. We will continue to introduce new products in the retail market that incorporate our disk drives. There can be no assurance that these products gain market acceptance, and if they do not, our operating results could suffer.

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

     Because we depend on a limited number of suppliers for certain hard disk drive components and manufacturing equipment, an increase in the cost of such components or equipment, an extended shortage of required components or equipment, failure of a key supplier’s business process, or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could significantly harm our operating results. Our future operating results may also depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volumes to meet our production requirements. A number of the components that we use are available from only a single or limited number of qualified outside suppliers, and may be used across multiple product lines. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries, resulting in a supply reduction, or a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. For example, the hard disk drive industry is currently facing a tightness in the availability of media (rotating magnetic disks) components. We may experience production delays if we are unable to obtain the necessary components or sufficient quantities of components. If a component becomes unavailable, we could suffer significant loss of revenue.

     To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions. In addition, we may enter into contractual commitments with certain component suppliers in an effort to increase and stabilize the supply of those components, and enable us to purchase such components at favorable prices. These commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier.

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

     There has been a trend toward a weakening U.S. dollar relative to most foreign currencies. If this trend continues, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated.

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

     The price of hard disk drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or attempting to gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, taken together, may result in significant and rapid shifts in market share among the industry’s major participants. In addition, product recalls can lead to a loss of market share, which could adversely affect our operating results.

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

     We are currently evaluating notices of alleged patent infringement or notices of patents from patent holders. We also are a party to several judicial and other proceedings relating to patent and other intellectual property rights. If claims or actions are asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. In addition, we may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would likely increase our costs and harm our operating results.

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

Our failure to accurately forecast market and customer demand for our products could adversely affect our business and financial results.

     The hard disk drive industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, of if market demand increases significantly beyond our forecasts, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.

     We also use forecasts in making decisions regarding investment of our resources. For example, as the hard disk drive industry transitions from the PATA interface to the SATA interface, we may invest more resources in the development of products using the SATA interface. If our forecasts regarding the replacement of the PATA interface with the SATA interface are inaccurate, we may not have products available to meet our customers’ needs.

     In addition, although we receive forecasts from our customers, they are not obligated to purchase the forecasted amounts. We consider these forecasts in determining our component needs and our inventory requirements. If we fail to accurately forecast our customers’ product demands, we may have inadequate or excess inventory of our products or components, which could adversely affect our operating results

Loss of market share with a key customer could harm our operating results.

     A majority of our revenue comes from a few customers. For example, during the third quarter of 2005, one customer, Dell, accounted for more than 10% of our revenue, and sales to our top 10 customers, including Dell, accounted for 45% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

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

     We could incur substantial costs in connection with our compliance with such environmental laws and regulations, and we could also be subject to governmental fines and liability to our customers if we were found to be in violation of these laws. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant capital expenses in connection with a violation of these laws, our financial condition or operating results could suffer.

We are subject to risks related to product defects, which could result in product recalls and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.

     We warrant our products for up to five years. We test our hard disk drives in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers, and we may lose market share with our customers, including our OEM customers.

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

     We often ship a high percentage (at times in excess of 50%) of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of components for our products;

•	limited availability of components that we obtain from a single or a limited number of suppliers;

•	competition and consolidation in the data storage industry;

•	seasonal and other fluctuations in demand for PCs often due to technological advances; and

•	availability and rates of transportation.

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

     As of April 1, 2005, the Company had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	April 1, 2005
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)
Foreign currency forward contracts:
Thai Baht	$148.9	38.98	$0.1
Euro	$3.9	0.77	—
British Pound Sterling	$1.2	0.53	—

*	Expressed in units of foreign currency per dollar.

     During the three and nine month periods ended April 1, 2005 and March 26, 2004, total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

     At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments could also increase. At April 1, 2005 the Company had a $50 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.5 million annually.

Item 4.	CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) The following table provides information about repurchases by the Company of its common stock during the quarter ended April 1, 2005:

				Total Number of	Maximum Value of
				Shares Purchased as	Shares that May Yet
	Total Number			Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share	Program	Program(1)
January 1, 2005 — January 28, 2005	16,681	(2)	$10.84	—	$60,918,212
January 29, 2005 — February 25, 2005	—		$—	—	$60,918,212
February 26, 2005 — April 1, 2005	—		$—	—	$60,918,212

Total	16,681		$10.84	—	$60,918,212

(1)	On May 5, 2004, the Company announced that its Board of Directors had authorized the Company to repurchase up to $100 million of the Company’s common stock in open market transactions. The program does not have an expiration date.

(2)	Represents shares delivered by an employee to the Company to satisfy tax-withholding obligations upon the vesting of restricted stock.

The Company’s $125 million credit facility prohibits the Company from paying cash dividends on its common stock.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001)

3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002 (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003)

3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of May 19, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2004)

10.23.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.†

10.23.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.†

10.30	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-122475), as filed with the Securities and Exchange Commission on February 2, 2005)*

10.30.6	Form of Notice of Grant of Performance Share Awards and Performance Share Award Agreement under the Western Digital Corporation 2004 Performance Incentive Plan†*

10.32	Summary of Compensation Arrangements for Named Executive Officers and Directors†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant

/s/ Stephen D. Milligan

Stephen D. Milligan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo

Joseph R. Carrillo Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 5, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001)

3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002 (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003)

3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of May 19, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2004)

10.23.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.†

10.23.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.†

10.30	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-122475), as filed with the Securities and Exchange Commission on February 2, 2005)*

10.30.6	Form of Notice of Grant of Performance Share Awards and Performance Share Award Agreement under the Western Digital Corporation 2004 Performance Incentive Plan†*

10.32	Summary of Compensation Arrangements for Named Executive Officers and Directors†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	New exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.