Form 10-K
period 2005-07-01
WESTERN DIGITAL CORP
filed 2005-09-14
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2005

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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion.
      As of the close of business on August 26, 2005, 216.6 million shares of common stock, par value $.01 per share, were outstanding.
Documents Incorporated by Reference
      Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 1, 2005
      Typically, the Company’s fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its fourth fiscal quarter. The 2005 and 2003 fiscal years, which ended on July 1, 2005 and June 27, 2003, respectively, consisted of 52 weeks each. Fiscal year 2004, which ended on July 2, 2004, was a 53-week year.
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
      Western Digital®, the Western Digital logo, WD Caviar®, WD Raptor®, WD Passport® and WD Scorpiotm are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I

Item 1.	Business
General
      Western Digital Corporation (the “Company” or “Western Digital” or “WD”) designs, develops, manufactures and sells hard disk drives. A hard disk drive is a device that stores data on one or more rotating magnetic disks to allow fast access to data. Hard disk drives are one of the key components found in most computers and data storage subsystems.
      The Company’s hard disk drives are used in desktop personal computers (“PCs”), notebook computers, enterprise applications such as servers, workstations, network attached storage and storage area networks, and in consumer electronics (“CE”) products such as personal/digital video recorders (“DVRs”) and satellite and cable set-top boxes (“STBs”). In addition, the Company’s hard disk drives are used in external hard disk drive products that feature high speed buses such as 1394/ FireWire/iLinktm, Universal Serial Bus (“USB”) and Ethernet.
      Hard disk drives provide non-volatile data storage, which means that the data is not lost when power is no longer applied to the device. The Company’s hard disk drive products currently include 3.5-inch and 2.5-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 40 gigabytes (“GB”) to 400 GB, nominal rotation speeds of 5400, 7200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 80 GB, nominal rotation speed of 5400 RPMs, and offer the EIDE interface. In addition, the Company has plans to enter the 1.0-inch hard disk drive market in the future. The Company anticipates that 1.0 inch hard disk drive products could be used in a variety of handheld consumer devices such as MP3 players, cameras, and cell phones.
      The Company sells its products worldwide to original equipment manufacturers (“OEMs”) for inclusion in computer systems or subsystems, and to distributors, resellers and retailers. The Company’s hard disk drive products are currently manufactured in Malaysia and Thailand. For geographical financial data, see the Company’s Consolidated Financial Statements and Note 9 thereto included in this Annual Report on Form 10-K.
Industry
      Western Digital’s primary business focus is the design, development, manufacture and sale of hard disk drives to the desktop PC, mobile, enterprise and consumer electronics markets.
      The Company believes based on industry data that historically the sale of personal computers and hard disk drives were similar in volume, however, during the last five years, the Company believes the growth in hard disk drive sales has outpaced growth in personal computer sales. For example, based on industry data the Company believes in calendar 2001 there were approximately 34% more hard disk drives sold in the market than personal computers. In contrast, in calendar 2004 there were approximately 61% more hard disk drives sold in the market than personal computers. The Company believes that this accelerating growth of hard disk drive sales is driven primarily by the following:

•	Alternative products such as consumer electronics products that use hard disk drives for the playing, retention, and creation of digital content for personal use; the commercial market for hard disk drives used in consumer electronic devices did not largely exist seven years ago and a strong growth opportunity for this market exists.

•	The growth of the external hard disk drive market, which allows users to add additional hard disk drives to their computers in a more convenient fashion allowing increased storage of data such as music or digital photographs.

•	The increased use of multiple hard disk drives in personal computers for data safety and higher storage capacity.
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

•	the overall growth of PC sales;

•	the increasing needs of businesses and individuals to store larger amounts of data on their PCs;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including downloading content from the Internet onto PC hard disk drives.
      In addition, the Company believes the rate of PC unit growth is affected by several factors, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Eastern Europe and Asia, and the lengthening of PC replacement cycles. For an additional discussion of changes in the PC market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
      Mobile Computing Market.
      The Company expects the mobile computing market, which is primarily notebook computers, to grow faster than the desktop PC or enterprise markets in the next three years. The Company entered this market in October 2004 with the introduction of its WD Scorpiotm product, a 2.5-inch form factor hard disk drive.
      The Company believes that the demand for mobile drives has grown from approximately 16% of the overall hard disk drive market in 2002 to 24% of the overall hard disk drive market in 2004. The Company believes that this growth trend will continue as people continue to buy notebook computers in increasing numbers.
      Enterprise Market.
      The enterprise market for hard disk drives focuses on customers that make workstations, servers, network attached storage, storage area networks, and other computing systems or subsystems. This market has been traditionally served by hard disk drives that use the small-computer-systems-interface (“SCSI”) standard. Recently, however, SCSI hard disk drives are being supplemented by SATA hard disk drives in certain enterprise storage applications. SATA is an interface technology supported by industry standards. In most applications, SATA hard disk drives cost less than SCSI while maintaining reliability, scalability and performance necessary for many mainstream enterprise applications.
      The Company believes that the use of SATA hard disk drives in the enterprise hard disk drive market will continue to increase. For example, during the past few years a new disk-based back-up application has emerged with high-capacity SATA hard disk drives augmenting SCSI, tape and optical media. This new trend, popularly referred to as “near-line” storage, has created a growth market due to the ability of hard disk drives to back-up or access data more quickly than tape or optical solutions, and to quickly retrieve critical back-up or near-line data. The increasing use of hard disk drives in near-line storage applications is also being enhanced by the availability of SATA hard disk drive solutions, which are more cost competitive as compared to SCSI hard disk drives.
      In addition, SATA drives are also being used in unique clustering applications for databases, scientific computing, web caching and electronic mail. These applications have become an important market for large capacity SATA hard disk drives and the Company believes that this market will continue to consume a growing portion of the Company’s highest capacity hard disk drives in the next three years.
      Consumer Electronics Market.
      The use of hard disk drives in consumer electronic products has been a new growth area in recent years. Currently, the three largest uses for hard disk drives in this area are as follows:

•	the storing and playing of digital television content in applications such as personal video recorders;

•	the storing and playing of audio content in applications such as MP3 players; and

•	the use of hard disk drives in game consoles.
      Since 1999, hard disk drive-based recorders of audio and video content have been available for use in home entertainment systems. Commonly called personal video recorders (“PVRs”) or digital video recorders (“DVRs”), these consumer devices offer the end-user enhanced features such as pausing live television, simplifying the process of recording and cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. In addition, hard disk drives are being increasingly incorporated into DVD recorders to allow for PVR/ DVR functionality and faster recording of content onto removable DVDs. In general, the market for these products favor large capacity hard disk drives, and there is a growing market for these products in Japan and North America, and strong interest in Europe and the rest of Asia Pacific. The Company believes that growth in this market may increase the demand for higher capacity hard disk drives.
      The Company has plans to enter the 1.0-inch hard disk drive market in the future, and anticipates offering 1.0-inch hard disk drives for use in CE products to store and play audio content. In addition, the Company believes that there may be opportunities for growth in sales of 1.0-inch hard disk drives for use in future versions of cameras and cell phones. The strong growth in demand for hard disk drive storage in CE products to store and play audio content increased significantly in the third calendar quarter of 2004. The Company believes based on industry data that a total over 2 million hard disk drive based MP3 players were sold in the market for the third calendar quarter of 2004. The majority of hard disk drives used in MP3 players are either 1.0-inch or 1.8-inch products. Sales of hard disk drive based MP3 players featuring 1.0-inch or 1.8-inch products continued with strong growth into calendar 2005.
      For further discussion of the audio-video market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
      Hard disk drives continue to be used in game consoles, although game console sales have fallen over the last four years. Although the Company has provided hard disk drives for game consoles in the past, the overall market growth for hard disk drives in game consoles continues to be challenged.
      For an additional discussion of the video game market, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
      The External Hard Disk Drive Market.
      Most new desktop PC systems are equipped with high-speed external interfaces, such as 1394/ FireWire/i.Link, USB or Ethernet. As a result, end users are able to supplement the storage space of their PC systems with the use of external hard disk drive products that connect via these high-speed interfaces. External hard disk drive products are commonly used for storing additional programs or multimedia content, or for backing up internal hard disk drives. While the external hard disk drive market continues to be a small part of the overall hard disk drive market, the Company believes that sales of external hard disk drives will continue to grow. In general, external storage may often be the easiest, quickest or only way of adding additional storage capacity to either a notebook or desktop computer. In addition, the Company believes that in the future there is opportunity for acceptance of external storage in CE products as a way or expanding storage in these devices.
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
Products
      The Company offers a broad line of hard disk drives designed for various markets. Western Digital’s hard disk drives are marketed under the WD Caviar®, WD Raptor® and WD Scorpiotm brand names. These hard disk drives service the desktop, enterprise, external hard disk drive and consumer electronics markets, and can be found in products including but not limited to advanced performance desktop and workstations, gaming consoles, video surveillance equipment, networking products, enterprise storage and notebook computers.
      Consumer Electronics Products. The Company offers design capabilities and hard disk drive technologies for consumer applications. The Company currently offers hard disk drive products designed for use in digital video recording products such as personal video recorders (PVRs), digital video recorders (DVRs), and satellite and cable set-top boxes (STBs). These products are designed to meet the unique requirements of this specialized storage-enabled market and the hard disk drives deliver the characteristics CE manufacturers seek most — quiet operation, low temperature and power consumption specifications, high reliability and optimized streaming capabilities. The Company also offers products for the video game console market. In addition, the Company has plans to enter the 1.0-inch hard disk drive market in the future. The Company anticipates that 1.0-inch hard disk drive products could be used in a variety of handheld consumer devices such as MP3 players, cameras and cell phones.
      Mobile Hard Disk Drive Products. Hard disk drives used in mobile products typically include 2.5-inch form factor drives for notebook computers. Although the desktop PC market accounts for a majority of hard disk drive sales, unit shipments of hard disk drives for notebook computers are increasing. In 2005, the Company introduced its WD Scorpio hard disk drive family consisting of 2.5-inch form factor products with capacities ranging from 40 GB to 80 GB and a nominal rotation speed of 5400 RPM. These products utilize the EIDE interface.
      Desktop PC Hard Disk Drive Products. WD hard disk drives designed for the desktop PC market currently consist of 3.5-inch form factor products with capacities ranging from 40 GB to 400 GB and nominal rotation speeds of 7200 RPM. These products utilize either the EIDE or SATA interfaces, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in the Company’s hard disk drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second, which is the maximum specified data transition that can be sustained under ideal conditions. The SATA interface available in certain of the Company’s hard disk drives enable transfer rates of up to 300 megabytes per second.
      Enterprise Hard Disk Drive Products. Western Digital currently offers multiple products to address enterprise market needs, including the WD Raptor and Caviar RAID Edition (RE) hard disk drive lines. The WD Raptor line is a 10,000 RPM enterprise-class drive with the SATA interface for enterprise applications requiring high performance and high reliability. The WD Caviar RE hard disk drive is a 7200 RPM drive with capacities ranging from 120 GB to 400 GB. The WD Caviar RE hard disk drive includes both SATA and EIDE interfaces and has enhanced reliability features and ratings when contrasted to our desktop products. Both WD Raptor and WD Caviar RE drives may be used in, but not limited to, applications such as databases, e-commerce and super computing in life science, oil and gas and similar industries, business records management, e-mail, file serving, web serving, near-line storage, medical records, engineering data management, video broadcasting and video security.
      External Hard Disk Drive Products. Western Digital also sells a line of external hard disk drive products and related adapters that are designed to accommodate external storage interfaces including 1394/ FireWire/i.Link, USB and Ethernet. In general, these interfaces provide a high-speed interface that can be used to add additional external, portable storage capacity to desktop and laptop computers. Most new computers sold today include one or multiple of these high speed external interfaces, thereby supporting the ability to quickly add external hard disk drive storage. One of Western Digital’s external hard disk drive products now shipping is the WD Passport, a 80GB 5400 RPM portable 2.5-inch hard disk drive.
Technology and Product Development
      Hard disk drives are used to record, store and retrieve digital data. Performance attributes of hard disk drives, such as their ability to access and transmit data and storage capacity, are currently better than removable or floppy disks, optical hard disk drives and tapes, and they are more cost effective than semiconductor technology. The primary measures of hard disk drive performance include:

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

“Acoustics” — the sound power that is emitted while the hard disk drive is operating — commonly expressed in decibels.
      All of the Company’s hard disk drive products employ similar technology. The main components of the hard disk drive are the head disk assembly and the printed circuit board. The head disk assembly includes the head, media (disks), head positioning mechanism (actuator) and spindle motor. These components are contained in a hard base plate protective package in a contamination-controlled environment. The printed circuit board includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector.
      The head disk assembly is comprised of one or more disks positioned around a spindle hub that rotates the disks by a spindle motor. Disks are made of a smooth substrate to which a thin coating of magnetic materials is applied. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk.
      The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks and controls the heads. The location of data on each disk is logically maintained in concentric tracks that are divided into sectors. The computer sends instructions to the controller to read data from or write data to the disks based on logical track and sector locations. Guided by instructions from the controller, the head stack assembly is pivoted and swung across the disk by a head actuator or motor until it reaches the selected track of a disk, where the data is recorded or retrieved.
      Industry standard interfaces are utilized to allow the hard disk drive to communicate with the computer. Currently, the primary interface for desktop PCs is EIDE, and the primary interface for enterprise systems is SCSI. As computer performance continues to improve, the hard disk drive will need to deliver information faster than these interfaces can handle. The Company believes that the desktop PC industry plans to transition to higher speed interfaces, such as SATA, to handle the higher data transfer rates. The Company currently offers its WD Caviar products, 7200 RPM drives with the SATA interface and featuring capacities as large as 400 GB. These products are designed for the PC, workstation, server, and external storage markets. The Company believes that SATA is also becoming a more popular interface in the enterprise market. Western Digital currently offers its WD Raptor hard disk drive, a 10,000 RPM enterprise-class drive with the SATA interface, and the WD Caviar RE2 and RE hard disk drives, 7200 RPM drives manufactured to enterprise-class standards and available with a SATA interface.
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
      Head technology is one of the variables affecting areal density. Historically, there have been rapid technological changes resulting in several generations of head technology in a relatively short period of time. However, in recent years the time has lengthened between changes in generations of head technology. Currently, the desktop hard disk drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. All of the Company’s hard disk drive product offerings currently employ giant magnetoresistive head technology. In addition, significant development efforts have been undertaken across the industry to implement perpendicular recording technology. The Company anticipates using perpendicular recording heads in certain products in the future.
      The Western Digital product line generally leverages a common platform for various products within product families with different capacities to serve the differing market needs. This platform strategy results in commonality of components across different products within product families and, in some cases, across product families, which reduces exposure to changes in demand, facilitates inventory management and allows the Company to achieve lower costs through economies of scale purchasing. This platform strategy also enables computer manufacturer customers to leverage their qualification efforts onto successive product models. The Company expects to continue to utilize this platform strategy as it continues to develop products for the mobile market and the emerging markets for hard disk drives specifically designed for handheld applications, such as digital music players and audio-video applications, such as digital video recording devices.
      In addition to the development of the overall hard disk drive, WD also spends considerable effort and expense in the development of WD head technology used in the majority of its hard disk drive products. In general, the design and manufacturing of WD heads consists of engineering and fabricating a read element for reading data from a disk, a write element for writing data to a disk, and slider. The slider functions similar to an airplane wing and allows the read and write elements to fly over the surface of the disk drive and to land, on either the disk substrate or a special ramp, when power is not applied to the hard disk drive.
      For an additional discussion of technological innovations, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
Sales and Distribution
      The Company sells its products globally to Original Equipment Manufacturers, or “OEMs,” distributors and retailers. OEMs purchase the Company’s hard disk drives and assemble them into the computer or other consumer electronic systems they build. Distributors typically sell the Company’s hard disk drives to small computer manufacturers, dealers, systems integrators and other resellers. Retailers typically sell the Company’s hard disk drive products directly to end-users.
      Original Equipment Manufacturers. Sales to OEMs accounted for 58%, 51% and 52% of the Company’s revenue in 2005, 2004 and 2003, respectively. During 2005, the Company’s major OEM customers included Dell and Hewlett-Packard. During 2005 and 2004, sales to Dell accounted for 16% and 14%, respectively of the Company’s revenue. During 2003, sales to Dell and Hewlett-Packard accounted for 20% and 13% of revenue, respectively. The Company believes that its success depends on its ability to maintain and improve its strong relationships with the leading OEMs.
      OEMs evaluate and select their hard disk drive suppliers based on a number of factors, including overall quality and reliability, storage capacities, performance characteristics, price, service and support, ease of doing business, and the supplier’s long-term financial stability. They typically seek to qualify two or more providers for each generation of hard disk drives, and once an OEM has chosen its qualified hard disk drive vendors for a given product, it generally will purchase hard disk drives from those vendors for the life of that product. To achieve success with OEMs qualifications, a hard disk drive supplier must consistently offer hard disk drives featuring leading technology, quality, reliability and acceptable capacity per disk. Suppliers must quickly achieve volume production of each new generation of high quality and reliable hard disk drives. To quickly achieve high volume production, a hard disk drive supplier must have access to flexible, high-capacity, high-quality manufacturing capabilities.
      Many of the Company’s OEM customers utilize just-in-time inventory management processes or supply chain business models that combine “build-to-order” (in which the OEM does not build until there is a firm order) and “contract manufacturing” (in which the OEM contracts assembly work to a contract manufacturer who purchases components and assembles the computer based on the OEM’s instructions). For certain OEMs, the Company maintains a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations.
      For an additional discussion of the need to adapt to customers’ business models and maintain customer satisfaction, refer to Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
      Distributors. The Company uses a select group of distributors to sell its products to small computer manufacturers, resellers, dealers and systems integrators. Distributors accounted for approximately 36%, 42% and 40% of the Company’s revenue for 2005, 2004 and 2003, respectively. Distributors generally enter into non-exclusive agreements for specific territories with the Company for purchase and redistribution of product. The Company grants its distributors limited price protection rights.

      Retailers. The Company sells its retail-packaged products directly to a select group of major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorizes sales through distributors to smaller retailers. Retailers accounted for approximately 6%, 7% and 8% of the Company’s revenue for each of 2005, 2004 and 2003, respectively. The Company’s current retail customer base is primarily in the United States, Canada and Europe. The retail channel complements the Company’s other sales channels while helping to build brand awareness for the Company and its products. Retailers supply the aftermarket “upgrade” and data back-up sectors in which end-users purchase and install products to upgrade their computers and externally store their data for back-up purposes. The Company grants its retailers price protection and limited rights to return product on an inventory rotation basis. The Company also sells its retail-packaged products through the Internet, at its web site.
      The Company maintains sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Field application engineering is provided to strategic computer manufacturer accounts, and localized end-user technical support services are provided within the United States, Canada, Europe and Asia. The Company’s localized end-user technical support is currently supplied by employees and third party providers through telephone support, and via the Company’s web site.
      The Company’s international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 65%, 63% and 59% of the Company’s revenue for 2005, 2004 and 2003, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. See Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
      For additional information concerning revenue recognition, sales by geographic region and significant customer information, see Notes 1 and 9 of the Notes to Consolidated Financial Statements.
      The Company’s marketing and advertising functions are performed both internally and through outside firms. Advertising, worldwide packaging and marketing materials are targeted to various reseller and end-user categories. Western Digital utilizes both consumer media and, to a lesser extent, trade publications. The Company has programs under which qualifying distributors and retailers are reimbursed for certain marketing expenditures. Western Digital also maintains customer relationships by communicating with its resellers and providing end-users with information and support through its web site.
Competition
      The Company competes primarily with manufacturers of hard disk drives for desktop PC, mobile, enterprise and CE products. The Company’s competitors in the hard disk drive market include Seagate Technology, Maxtor Corporation, Fujitsu Limited, Hitachi Global Storage Technologies, Samsung Electronics Incorporated and Toshiba Corporation.
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
      The Company believes that there are no substantial barriers for existing competitors to offer competing products. Therefore, the Company believes that it cannot differentiate its hard disk drive products solely on attributes such as storage capacity, buffer size or time-to-market. Accordingly, the Company differentiates itself by focusing on high product quality and reliability, and designing and incorporating into its hard disk drives desirable product performance attributes. Such performance attributes focus on seek times, data transfer rates, intelligent caching, failure prediction, remote diagnostics, acoustics and data recovery. In addition, the Company emphasizes non-product related attributes, including rapid response with its customers. Rapid response requires accelerated design cycles, customer delivery, production flexibility and timely service and support, which contribute to customer satisfaction. The Company also relies on the strength of the Western Digital brand name with value-added resellers and solution providers to whom the

Company sells its hard disk drive products directly and indirectly. The Company believes that trust in a manufacturer’s reputation and the establishment of strategic relationships have become important factors in the selection of a hard disk drive, particularly in a rapidly changing technology environment.
      Advances in magnetic, optical or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than the Company’s hard disk drive products. High-speed semiconductor memory could compete with the Company’s hard disk drive products in the future. Semiconductor memory is much faster than magnetic hard disk drives, but currently is not competitive from a cost standpoint. Flash memory, a non-volatile semiconductor memory, is currently much more costly and, while it has higher “read” performance attributes than hard disk drives, it has lower “write” performance attributes. Flash memory could become competitive in the near future for applications requiring less storage capacity than that provided by hard disk drives.
      For an additional discussion of competition, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
Service and Warranty
      Western Digital generally warrants its newly manufactured hard disk drives against defects in materials and workmanship for periods of from one to five years from the date of sale depending on the type of product. The Company’s warranty obligation is generally limited to repair or replacement of the hard disk drive. The Company has engaged third parties in Australia, Brazil, Canada, China, Germany, Hungary, India, Korea, Russia, Singapore, Thailand and the United Arab Emirates to provide various levels of testing, processing and/or recertification of returned hard disk drives for the Company’s customers. In addition, the Company processes, tests and recertifies returned hard disk drives at its own facility in the United States.
Manufacturing
      Western Digital believes that it has significant know-how, unique product manufacturing process, and human resources to continue to be successful and have the ability to grow, as necessary, its manufacturing operations. To be competitive, Western Digital must manufacture high quality hard disk drives with industry leading time-to-volume production at competitive unit costs. The Company strives to maintain manufacturing flexibility, high manufacturing yields, and reliable products, while insisting that its suppliers provide high-quality components at competitive prices. The critical elements of Western Digital’s hard disk drive production are high volume, low cost assembly and testing, and establishment and maintenance of key supplier relationships. By establishing close relationships with its strategic component suppliers, the Company believes it is able to access best-of-class manufacturing quality. In addition, the Company believes that its sourcing strategy currently enables it to have the business flexibility needed to select the highest quality low cost of ownership suppliers as product designs and technologies evolve.
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
      The Company manufactures hard disk drives in Malaysia and Thailand. The Company continually evaluates its manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. For example, during 2002, in response to an increase in demand and in order to capitalize on the local supplier base, the Company completed the acquisition of a Thailand manufacturing facility. The Company continually evaluates which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs.
      In July 2003, the Company purchased substantially all of the assets of Read-Rite Corporation, formerly one of the Company’s suppliers of heads, including its wafer fabrication equipment in Fremont, California and its slider fabrication facility in Bang Pa-In, Thailand. These assets are upgraded and enhanced as necessary to meet the demands of newer technologies consistent with the Company’s hard disk drive production facilities. The Company uses these facilities to design and manufacture a substantial portion of the heads, head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) for use in hard disk drives it manufactures.
      For an additional discussion of manufacturing, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
Research and Development
      The Company devotes substantial resources to development of new products and improvement of existing products. The Company focuses its engineering efforts on coordinating its product design and manufacturing processes in order to bring its products to market in a cost-effective and timely manner. Research and development expenses totaled $239 million, $201 million and $135 million in 2005, 2004 and 2003, respectively.
      For further discussion of product development, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
Materials and Supplies
      The principal components currently used in the manufacture of the Company’s hard disk drives are magnetic heads and related HSAs, media, controllers, spindle motors and mechanical parts used in the head disk assembly. In addition to custom semiconductor devices, the Company also uses standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers and a wide variety of other parts, including printed circuit boards, connectors, cables, and other interconnect technology.
      The Company designs and manufactures a substantial portion of the heads required for the hard disk drives it manufactures. The Company also purchases a portion of these components from third party suppliers. During 2005, the Company bought giant magnetoresistive heads from ALPS Electric Co., Ltd. and TDK Corporation’s subsidiary, SAE Magnetics Ltd.
      The Company acquires all of the remaining components for its products from third party suppliers. The Company generally obtains multiple suppliers for each of its component requirements, however, in some instances for business reasons the Company is sole sourced. For example, during 2005, the Company’s media requirements were purchased from several outside vendors including Fuji Electric, Hoya Corp., Komag Inc. and Showa Denko KK. The Company has volume purchase agreements with Komag Inc. and Showa Denko KK under which the Company is obligated to purchase from each supplier, and each supplier is obligated to sell to the Company, certain specified media volumes in accordance with the terms in the agreements.
      Some components are currently sole-sourced. For example, some custom integrated circuit devices for certain products are currently sole-sourced from STMicroelectronics and Marvell Semiconductor, Inc. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits. The Company expects this trend to continue in the area of custom integrated circuits for hard disk drives.
      For an additional discussion of component supplies, see Part II, Item 7, under the heading “Risk Factors That May Affect Future Results.”
Backlog
      Historically, a substantial portion of the Company’s orders has been for shipments of hard disk drives within 30 to 60 days of the placement of the order. The Company generally negotiates pricing, order lead times, product support requirements and other terms and conditions prior to receiving a computer manufacturer’s first purchase order for a product. Customers’ purchase orders typically may be canceled with relatively short notice to the Company, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, many of the Company’s sales to OEMs are made under just-in-time delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Instead, the Company receives a periodic forecast of requirements from the customer, and the customer is invoiced upon shipment of the product from the just-in-time warehouse.

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
Employees
      As of July 1, 2005, the Company employed a total of 23,161 employees worldwide. This represents an increase in headcount of approximately 33% since July 2, 2004 and an increase of approximately 101% since June 27, 2003. The increase is primarily the result of increased production in the Company’s manufacturing facilities, the Company’s expansion of its product offerings and the Company’s acquisition of Read-Rite’s assets in July 2003.
      Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees. Accordingly, the Company offers employee benefit programs, which it believes are, in the aggregate, approximately comparable to those offered by its competitors. Despite these programs, the Company has, along with most of its competitors, experienced difficulty at times in hiring and retaining certain skilled personnel. In addition, the Company has utilized consultants and contract personnel to fill these needs until full-time employees could be recruited. The Company has never experienced a work stoppage, none of its domestic employees are represented by a labor organization, and the Company considers its employee relations to be good.
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

Executive Officers of the Registrant
      The names, ages and positions of all of the executive officers of the Company as of August 26, 2005 are listed below, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Matthew E. Massengill	44	Chairman and Chief Executive Officer
Arif Shakeel	50	President and Chief Operating Officer
John F. Coyne	55	Executive Vice President, Worldwide Operations
Raymond M. Bukaty	48	Senior Vice President, Administration, General Counsel and Secretary
Stephen D. Milligan	42	Senior Vice President and Chief Financial Officer
Hossein Moghadam	61	Senior Vice President, Research and Development
      Mr. Massengill joined the Company in 1985 and has served in various executive capacities. From October 1999 until January 2000, he served as Chief Operating Officer. Mr. Massengill served as President of the Company from January 2000 until January 2002, and he was appointed Chief Executive Officer in January 2000. He assumed the additional role of Chairman of the Board of Directors in November 2001.
      Mr. Shakeel joined the Company in 1985 and has served in various executive capacities. In February 2000, he became Executive Vice President and General Manager of Hard disk drive Solutions. He was promoted to Executive Vice President and Chief Operating Officer in April 2001, and served in that position until promoted to his current position of President in January 2002.
      Mr. Coyne joined the Company in 1983 and has served in various executive capacities. In November 2002, Mr. Coyne was promoted to Senior Vice President, Worldwide Operations. He was promoted to Executive Vice President, Worldwide Operations, in June 2005.
      Mr. Bukaty joined the Company in 1999 as Vice President, Corporate Law. Mr. Bukaty was promoted to Vice President, General Counsel and Secretary in March 2002, and to Senior Vice President in January 2004, and assumed his current position as Senior Vice President, Administration, General Counsel and Secretary in October 2004.
      Mr. Milligan joined the Company in September 2002 as Vice President, Finance. He was appointed Senior Vice President and Chief Financial Officer in January 2004. Prior to joining the Company, Mr. Milligan served in a variety of senior finance capacities at Dell between April 1997 and September 2002, including Assistant Controller, European Controller, North European Finance Director, Director of Finance for the Americas, and Controller for Dell Financial Services.
      Dr. Moghadam joined the Company in October 2000 as Vice President, Engineering and site manager of the Company’s San Jose facility. He was appointed Senior Vice President, Research and Development in November 2004.
      On August 25, 2005 the Company announced that Arif Shakeel will become chief executive officer of the Company on October 1, 2005. Mr. Shakeel will retain the title of president when he becomes CEO. Chairman Matt Massengill will relinquish the CEO title but remain actively engaged as executive chairman of the board and in relationships with shareholders and other strategic constituents.
Item 2. Properties
      The Company’s corporate headquarters are located in Lake Forest, California. The Lake Forest facilities consist of an aggregate of 256,789 square feet of leased space and house the Company’s management, research and development, administrative and sales personnel. In addition, the Company leases facilities in Fremont, California, consisting of approximately 213,067 square feet, that are used for head wafer fabrication, research and development and warehousing. The Company also leases approximately 234,693 square feet in San Jose, California primarily for research and development activities. In addition, the Company leases one facility in Irvine, California, which consists of 59,213 square feet and is used as a hard disk drive return and refurbishing center. The Company also leases office space in various other locations throughout the world primarily for sales and technical support.
      Western Digital owns a 633,077 square foot manufacturing facility in Kuala Lumpur, Malaysia. The Company also owns a manufacturing facility in Pathumthani, Thailand, consisting of approximately 232,500 square feet. In addition, in July 2003 the Company acquired a facility in Bang Pa-In, Thailand, consisting of three buildings with an aggregate of 433,744 square feet, which is used for slider fabrication, the assembly of HGAs and HSAs, and research and development.
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
Item 3. Legal Proceedings
      See Part II, Item 8, Notes to Consolidated Financial Statements, Note 6.
Item 4. Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Western Digital’s common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC”. The approximate number of holders of record of common stock of the Company as of August 26, 2005 was 2,673.
      The Company has not paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future. The Company’s $125 million credit facility prohibits the Company from paying cash dividends on its common stock.
      The high and low sales prices of the Company’s common stock, as reported by the NYSE, for each quarter of 2005 and 2004 are as follows:

	First	Second	Third	Fourth

2005
High	$9.13	$11.00	$13.12	$16.10
Low	6.39	7.95	9.84	11.64
2004
High	$14.00	$14.95	$13.55	$11.69
Low	8.44	10.20	9.64	7.87
      The following table provides information about repurchases by the Company of its common stock during the quarter ended July 1, 2005:

			Total Number of	Maximum Value of
			Shares Purchased as	Shares that May Yet
	Total Number		Part of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Program(1)	Program(2)

April 2, 2005 — April 29, 2005	839,300	$12.67	839,300	$50,288,127
April 30, 2005 — May 27, 2005	—	$—	—	$50,288,127
May 28, 2005 — July 1, 2005	824,000	$13.34	824,000	$39,297,114

Total	1,663,300	$13.00	1,663,300	$39,297,114

(1)	Represents shares purchased in open-market transactions.

(2)	On May 5, 2004, the Company announced that its Board of Directors had authorized the Company to repurchase up to $100 million of the Company’s common stock in open market transactions. The program does not have an expiration date.

Item 6. Selected Financial Data
Financial Highlights
      This selected consolidated financial data should be read together with the Consolidated Financial Statements and related Notes contained in this report and in the subsequent reports filed with the SEC, as well as the section of this report and the other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended

	July 1,	July 2,	June 27,	June 28,	June 29,
	2005	2004	2003	2002	2001

	(in millions, except per share and employee data)
Revenue, net	$3,639	$3,047	$2,719	$2,151	$1,953
Gross margin	$590	$462	$443	$282	$208
Income (loss) from continuing operations	$198	$151	$182	$53	$(52)
Per share income (loss) from continuing operations:
Basic	$.96	$.74	$.93	$.28	$(.31)
Diluted	$.91	$.70	$.89	$.28	$(.31)
Working capital	$363	$270	$238	$37	$45
Total assets	$1,589	$1,159	$866	$637	$508
Long-term debt	$33	$53	$—	$—	$112
Shareholders’ equity	$702	$488	$327	$103	$7
Number of employees	23,161	17,376	11,508	9,550	7,909

No cash dividends were paid for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      This report contains forward-looking statements within the meaning of the federal securities laws. The statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: the growth of unit sales of desktop PCs; growth in demand for and unit shipments of hard disk drives in the desktop PC, CE (including multi-media applications, PVR and DVR), and mobile markets; growth of revenue from sales of hard disk drives in the desktop PC market; increase in sales of notebook systems and the Company’s on-going volume ramp of its Scorpio 2.5-inch hard disk drives; increase in the demand for desktop PC hard disk drives in emerging economies such as India and China; the Company’s expansion into the CE market; the growth rate of the mobile computing market relative to the desktop PC market; expansion of the SATA interface in desktop PCs and growth of SATA interfaces in enterprise hard disk drives; increase in use of hard disk drives in near line storage applications; growth of the market for enterprise and other non-desktop PC applications of 3.5-inch form factor hard disk drives; growth of the external hard disk drive market and acceptance of external storage in consumer electronics products; increase in demand for higher capacity hard disk drives; the Company’s planned entrance into 1.0-inch hard disk drive market and use of hard disk drives in consumer products; the Company’s planned use of perpendicular recording in certain products; trends in the area of custom integrated circuits for hard disk drives; increase in areal density (the measure of storage per disk) and decrease in areal density growth rate; the Company’s expectations regarding traditional seasonal demand trends for the hard disk drive industry in the September 2005 quarter; the Company’s expectations regarding its stock repurchase program; the Company’s expectations regarding capital expenditures for 2006 and operating expenses for the September 2005 quarter; the Company’s beliefs regarding the sufficiency of its cash, cash equivalents and short-term investments to meet its working capital needs; the Company’s expectations regarding its utilization of its liquidity and cash flows to improve the efficiency and capability of its existing hard disk drive and head manufacturing operations; and the Company’s expectations regarding the impact of new accounting standards.

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
The Company
      Western Digital Corporation designs, develops, manufactures and sells hard disk drives. A hard disk drive is a device that stores data on one or more rotating magnetic disks to allow fast access to data. Hard disk drives are one of the key components found in most computers and data storage subsystems.
      The Company’s hard disk drives are used in desktop personal computers (“PCs”), notebook computers, enterprise applications such as servers, workstations, network attached storage and storage area networks, and in consumer electronics (“CE”) products such as personal/digital video recorders (“DVRs”) and satellite and cable set-top boxes (“STBs”). In addition, the Company’s hard disk drives are used in external hard disk drive products that feature high speed buses such as 1394/ FireWire/iLinktm, Universal Serial Bus (“USB”) and Ethernet.
      Hard disk drives provide non-volatile data storage, which means that the data is not lost when power is no longer applied to the device. The Company’s hard disk drive products currently include 3.5-inch and 2.5-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 40 gigabytes (“GB”) to 400 GB, nominal rotation speeds of 5400, 7200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 80 GB, nominal rotation speed of 5400 RPMs, and offer the EIDE interface. In addition, the Company has plans to enter the 1.0-inch hard disk drive market in the future. The Company anticipates that 1.0 inch hard disk drive products could be used in a variety of handheld consumer devices such as MP3 players, cameras, and cell phones.
      The Company sells its products worldwide to original equipment manufacturers (“OEMs”) for inclusion in computer systems or subsystems, and to distributors, resellers and retailers. The Company’s hard disk drive products are currently manufactured in Malaysia and Thailand. For geographical financial data, see the Company’s Consolidated Financial Statements and Note 9 thereto included in this Annual Report on Form 10-K.
Market Overview
      For calendar year 2004, the Company believes that the total market for hard disk drives was more than 300 million units, or almost $24 billion. Over half of these unit shipments were to the desktop PC market. Thus, total hard disk drive unit growth depends greatly on developments in the PC market. WD believes that the demand for hard disk drives in the PC market will continue to grow in part due to:

•	the overall growth of PC sales in established markets;

•	the growth in emerging economies, such as India and China, driving the increased deployment of personal computers;

•	the increasing needs of businesses and individuals to store larger amounts of data on their PCs;

•	the increasing sales of mobile computers that may have shorter replacement cycles and/or additional sales for individuals to have both a desktop and a mobile computer;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including downloading content from the Internet onto PC hard disk drives.

      The Company believes the rate of hard disk drive unit growth in the desktop PC market is affected by several factors, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Eastern Europe and Asia, the lengthening of PC replacement cycles and an increasing preference for notebook systems.
      The Company expects that the mobile computing market, which is primarily notebook computers, to grow faster than the desktop PC market due to customer preference in the next three years. Western Digital entered the mobile hard disk drive market in October 2004, commencing volume production of its WD Scorpiotm family of 2.5-inch hard disk drives for notebooks.
      As the market for consumer applications expands, additional investments by the Company will be required. For example, CE products such as handheld digital audio players currently utilize sub-2.5-inch form factor hard disk drives. In January 2005, Western Digital announced it has plans to enter the miniature hard disk drive market with a 1.0-inch 6-gigabyte product. In addition, while CE products may require hard disk drives that are similar in nature to desktop hard disk drives, these products have often required specialized features or functions driving additional development versus desktop products.
      The enterprise market for hard disk drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. Western Digital serves this market through its application of the SATA interface. The SATA interface contains many of the same benefits of the small-computer-systems-interface, or SCSI — the predominant interface currently used in most enterprise hard disk drive applications. The Company believes that the use of the SATA interfaces in enterprise hard disk drives is growing.
Results of Operations

Fiscal 2005 Overview
      In 2005, Western Digital’s net revenue increased by 19% to $3.6 billion on unit shipments of 61.4 million as compared to 48.3 million in 2004. In 2005, 21% of WD’s revenue was derived from non-desktop PC sources including CE products, enterprise applications, notebook PCs and retail sales as compared to 14% in 2004. Gross margin increased to 16.2% from 15.2% in 2004. Operating income increased by $42 million to $197 million, which included the impact of a $19 million charge for the settlement of a patent infringement lawsuit. Operating margins increased to 5.4% as a percentage of net revenue in 2005 compared with 5.1% in 2004. Western Digital generated $461 million in cash flow from operations in 2005 compared with $190 million in 2004, finishing the year with $598 million in cash and short-term investments, an increase of $221 million from the prior year.
      Historically, industry unit shipments have increased 5% to 10% between the June and September quarters. The Company anticipates traditional seasonal demand trends for the hard disk drive industry in the September 2005 quarter. WD also expects to continue to benefit from its growing participation in the CE market and the on-going volume ramp of its Scorpio 2.5-inch hard disk drives.

Summary of 2005, 2004 and 2003 Comparison
      The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (in millions).

	Years Ended

	July 1, 2005		July 2, 2004		June 27, 2003

Revenue, net	$3,639	100.0%	$3,047	100.0%	$2,719	100.0%
Gross margin	590	16.2	462	15.2	443	16.3
Operating expenses	393	10.8	307	10.1	256	9.4
Operating income	197	5.4	155	5.1	187	6.9
Net interest and other income	5	0.2	—	0.0	3	0.0
Income before income taxes	202	5.6	155	5.1	190	7.0
Income tax expense	4	0.1	4	0.1	8	0.3
Net income	198	5.5	151	5.0	182	6.7

Net Revenue
      Net revenue was $3.6 billion for 2005, an increase of 19% or $592 million from 2004. Total unit shipments increased to 61.4 million for the year as compared to 48.3 million for the prior year. This unit increase resulted from the Company’s higher desktop market share, stronger overall demand for hard disk drives in the desktop PC market and WD’s increasing focus on the non-desktop PC market. For example, WD shipped 6.6 million units to the CE market in 2005 as compared to 2.8 million units in 2004. The growth in total unit shipments was partially offset by a $4 per unit decline in average selling prices (“ASPs”) to $59 per unit for 2005.
      Revenue contribution by geographic region for 2005 was 38% from the Americas, 29% from Europe and 33% from Asia compared to 41%, 30% and 29%, respectively, for 2004 and 48%, 30% and 22%, respectively, for 2003. These changes reflect the Company’s continued focus on revenue growth in emerging geographic markets, primarily in Asia.
      Revenue contribution by sales channel for 2005 was 58% from OEMs, 36% from distributors and 6% from the retail channel, compared to 51%, 42% and 7%, respectively, for 2004 and 52%, 40% and 8%, respectively for 2003. WD’s revenue contribution from OEM’s increased in 2005 due to higher sales to the non-desktop PC markets, which are serviced primarily by OEM’s.
      Net revenue increased $328 million, or 12%, in 2004 from 2003. This increase in net revenue was primarily due to the Company’s improved market share as well as an increase in demand for hard disk drives in the PC market. Unit shipments increased to 48.3 million in 2004 from 39.7 million in 2003, while ASPs decreased to $63 per unit in 2004 from $68 per unit in 2003.

Gross Margin
      Gross margin percentage increased to 16.2% for 2005 from 15.2% for 2004. The Company’s 2004 gross margin was impacted by start-up expenses and other charges totaling $18 million relating to the Company’s head manufacturing operations acquired in July 2003. The increase in gross margin percentage over the prior year was also impacted by continuing improvements in quality, manufacturing cost efficiencies and product mix, partially offset by unit price declines. The gross margin percentage for 2003 was 16.3%, which included the impact of a $19 million charge for the settlement of litigation. The decrease in gross margin percentage from 2003 to 2004 was primarily a result of the $18 million of start-up expenses incurred in 2004 relating to the acquisition of the Company’s head manufacturing operations as well as aggressive pricing pressures. WD was able to partially offset the 2004 impact of these pricing conditions and start-up related costs with the ongoing accretive benefit of its head manufacturing operations.

Operating Expenses
      Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), were 10.8% of net revenue in 2005, as compared to 10.1% of net revenue in 2004 and 9.4% of net revenue in 2003. Operating expenses are expected to increase slightly for the first fiscal quarter of 2006 as a result of the Company’s continued investment in the expansion of its product and technology portfolio and the costs associated with expensing stock options.
      R&D expense was $239 million, $201 million and $135 million for 2005, 2004 and 2003, respectively. The increase of $38 million in R&D expense in 2005 over 2004 was primarily related to development of new product platforms in support of WD’s entry into new markets, expenditures for advanced head technologies and an increase of $26 million in employee incentive compensation programs. The increase of $66 million in R&D in 2004 over 2003 was due to head-design, mobile and enterprise platform development, as well as a $26 million charge for acquired in-process research and development related to the Read-Rite asset acquisition.
      SG&A expense was $154 million, $106 million and $121 million for 2005, 2004 and 2003, respectively. The $48 million increase in SG&A expense in 2005 from 2004 was primarily due to an expansion of sales resources to support increasing PC demand in certain geographic regions and the growing mobile and CE markets, an increase of $15 million in employee incentive compensation programs and a $19 million charge for the settlement of a patent infringement lawsuit. The $15 million decrease in SG&A expense in 2004 from 2003 was primarily related to a reduction in employee incentive compensation programs and continuing cost reductions.

Interest and Other Income
      Net interest and other income was $5 million, $0 and $3 million in 2005, 2004 and 2003, respectively. This includes net investment gains of $4 million in 2003. Excluding these net gains, net interest and other income (expense) was $5 million, $0 and ($1) million in 2005, 2004 and 2003, respectively. The increase in net interest income in 2005 over 2004 was primarily due to a higher average cash and short-term investments balance as well as an increase in the rates of return on investments, yielding higher interest income in 2005 as compared to 2004. The increase in net interest income in 2004 over net interest expense in 2003 was primarily due to the Company’s redemption of its convertible debentures during the third quarter of 2003, resulting in lower interest expense in 2004.

Income Tax Expense
      Income tax expense was $4 million, $4 million and $8 million in 2005, 2004 and 2003, respectively. Tax expense as a percentage of income before taxes was 1.9%, 2.5% and 4.0% for 2005, 2004 and 2003, respectively. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2019. The 2005 effective tax rate benefited by approximately 0.7% from the favorable resolution of certain tax contingencies. The decrease in income tax expense from 2003 to 2004 is primarily related to lower overall earnings in 2004 and a more favorable mix of earnings within certain tax jurisdictions.
Liquidity and Capital Resources
      Western Digital ended fiscal 2005 with total cash, cash equivalents and short-term investments of $598 million, an increase of $220 million from July 2, 2004. The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A large portion of Western Digital’s available funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. The following table summarizes the results of the Company’s statements of cash flows for the three-year periods ended July 1, 2005, July 2, 2004 and June 27, 2003.

	Years Ended

	July 1,	July 2,	June 27,
	2005	2004	2003

Net cash flow provided by (used for):
Operating activities	$461	$190	$258
Investing activities	(314)	(259)	(59)
Financing activities	(7)	21	(30)

Net increase (decrease) in cash and cash equivalents	$140	$(48)	$169

Operating Activities
      Net cash provided by operating activities during 2005 was $461 million as compared to $190 million during 2004 and $258 million for 2003. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents the Company’s principal source of cash. Net cash provided by working capital changes was $128 million for 2005 as compared to net cash used to fund working capital of $89 million for 2004 and net cash provided by working capital of $45 million for 2003.

      Western Digital’s working capital requirements depend upon the effective management of its cash conversion cycle, which measures how quickly a company can convert its products into cash through sales. The cash conversion cycles for 2005, 2004 and 2003 were as follows:

	Years Ended

	July 1,	July 2,	June 27,
	2005	2004	2003

Days sales outstanding	40	39	31
Days in inventory	16	20	16
Days payables outstanding	(65)	(61)	(56)

Cash conversion cycle	(9)	(2)	(9)

      The improvement in the cash conversion cycle for 2005 was primarily due to better alignment in the timing of the Company’s inventory build and sales schedules. Cash flow from operations for 2005 also benefited from an increase in other expenses that did not require the use of cash in 2005. The decrease in the 2004 cash conversion cycle as compared to 2003 was primarily due to a higher accounts receivable balance associated with changes in the Company’s mix of customers and higher work in process inventory associated with the head manufacturing operations. Cash flow from operations for 2004 was also impacted by the payment of a $45 million litigation settlement.

Investing Activities
      Net cash used in investing activities for 2005 was $314 million as compared to $259 million for 2004 and $59 million for 2003. During 2005, cash used in investing activities consisted of $233 million for capital expenditures and $81 million for short-term investments. The net cash used in investing activities for 2004 consisted of $132 million for capital expenditures, $95 million for the Read-Rite asset acquisition and $32 million for short-term investments. The increase in capital expenditures in 2005 was primarily a result of assets purchased to upgrade the Company’s head manufacturing capabilities, increased desktop and mobile hard disk drive production capabilities and for the normal replacement of existing assets. The increase in short-term investments in 2005 was a result of additional investments in auction rate securities. The 2003 investing activities related primarily to capital expenditures. The increase in capital expenditures in 2004 was primarily for assets purchased to upgrade the Company’s head manufacturing capabilities, increase desktop hard disk drive production capabilities and for the normal replacement of existing assets. For 2006, capital expenditures are expected to be approximately $275 million to $300 million. This increase in capital expenditures is expected to consist primarily of investments in advanced head technologies, new product platforms and capacity for WD’s broadening and growing product portfolio.

Financing Activities
      Net cash used in financing activities for 2005 was $7 million as compared to net cash provided by financing activities of $21 million for 2004 and net cash used in financing activities of $30 million for 2003. The net cash used in financing activities in 2005 consisted of $45 million used for common stock repurchases and $20 million for debt payments partially offset by $58 million received upon issuance of common stock under employee plans. The net cash provided by financing activities for 2004 consisted primarily of $24 million received upon issuance of common stock under employee plans and $14 million in net proceeds from long-term debt partially offset by $16 million used for common stock repurchases. The net cash used by financing activities for 2003 consisted primarily of $68 million used for redemption of the Company’s remaining convertible debentures, partially offset by $44 million received upon issuance of common stock under employee plans.

Capital Commitments
      The following is a summary of the Company’s significant contractual cash obligations and commercial commitments at July 1, 2005 (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current portion	$38	$13	$25	$—	$—
Capital lease obligations	15	7	8	—	—
Operating leases	60	11	21	16	12
Purchase obligations*	2,835	1,821	1,014	—	—

Total	$2,948	$1,852	$1,068	$16	$12

*	Includes long-term purchase agreements entered into before August 17, 2005.

Long-Term Debt
      The Company has a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $38 million. Both the revolving credit facility and the term loan mature on September 19, 2008 and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the year ended July 1, 2005, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 4.5%.
      The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. As of July 1, 2005, the Company was in compliance with this covenant. Should the Company’s available liquidity be less than $300 million, the Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations.
      The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At July 1, 2005, $85 million was available for borrowing under the revolving credit line and the Company had $3 million in outstanding letters of credit.

Purchase Orders
      In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of hard disk drive components used to manufacture the Company’s products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In some cases the Company may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process.
      The Company has entered into long-term purchase agreements with various component suppliers. The commitments are subject to minimum quality requirements. In addition, the dollar amount of the purchases may depend on the specific products ordered and future price negotiations. The estimated related minimum purchase requirements are included in “Purchase Obligations” in the table above.
      The Company enters into, from time to time, other long-term purchase agreements for components with certain vendors. Generally, future purchases under these agreements are not fixed and determinable as they depend on the Company’s overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. These arrangements are not included under “Purchase Obligations” in the table above. See below under the heading “Risk Factors That May Affect Future Results” for a discussion of these commitments.

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

Indemnifications
      In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances.
      It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements.

Stock Repurchase Program
      WD announced a stock repurchase program on May 5, 2004. Under the program, the Company may purchase on the open market up to $100 million of its common stock depending on market conditions and other corporate considerations. Stock repurchases are expected to be funded principally by operating cash flow. During 2005, WD repurchased 4.8 million shares of common stock at a total cost of $45 million. In addition, between July 2, 2005 and September 9, 2005 the Company repurchased 0.4 million shares of common stock at a cost of $6 million. Since the inception of the program and through September 9, 2005, the Company has repurchased 7.1 million shares for a total cost of $67 million (including commissions). WD may continue to repurchase its stock as it deems appropriate and market conditions allow.
      Western Digital believes its current cash, cash equivalents and short-term investments will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, WD’s ability to sustain its working capital position is dependent upon a number of factors that are discussed below under the heading “Risk Factors That May Affect Future Results.” The Company currently anticipates that it will continue to utilize its liquidity and cash flows to improve the efficiency and capability of its existing hard disk drive and head manufacturing operations.
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

Revenue and Accounts Receivable
      In accordance with standard industry practice, Western Digital has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard disk drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results.
      Western Digital establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and its bad debt loss history and establishes reserves based on a combination of past due receivables and expected future losses based primarily on the Company’s historical levels of bad debt losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if the overall loss history of the Company changes significantly, an adjustment in the Company’s allowance for doubtful accounts would be required, which could affect operating results.
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

Warranty
      Western Digital records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard disk drives in the field by product type, historical field return rates and costs to repair. If actual product return rates or costs to repair returned products differ significantly from current expectations, a change in the warranty provision would be required. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 5 “Commitments and Contingencies” included in this Annual Report on Form 10-K.

Inventory
      Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
      The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information, and reduces inventory balances to net realizable value for excess and obsolete inventory based on the analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of the Company’s products, which may require an increase in inventory balance adjustments that could negatively affect operating results.

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

Deferred Tax Assets
      Western Digital’s deferred tax assets, which consist primarily of net operating loss and tax credit carryforwards, are fully reserved due to management’s determination that it is more likely than not that these assets will not be realized. This determination is based on the weight of available evidence, the most significant of which is the Company’s loss history in the related tax jurisdictions. Should this determination change in the future, some amount of deferred tax assets could be recognized, resulting in a tax benefit or a reduction of future tax expense. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. However, the actual liability in any such tax contingencies may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially adjust previously recorded tax liabilities.

New Accounting Standards
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires those items be recognized as current period charges regardless of whether they meet the definition of “so abnormal”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial statements.
      In December 2004, the FASB issued revised statement SFAS No. 123, “Share-Based Payment” (SFAS No. 123-R), which supersedes APB Opinion No. 25 and replaces the current SFAS No. 123. SFAS No. 123-R requires companies to expense the estimated fair value of employee stock options and similar awards and provides guidance on the valuation methods used in determining the estimated fair value. The provisions of SFAS No. 123-R will be effective beginning with the Company’s first quarter of fiscal year 2006. Under SFAS No. 123-R, compensation expense for existing awards where the requisite service period has not been completed by the effective date will be charged to expense over the remaining service period using the same fair value currently calculated for pro forma disclosure purposes under SFAS No. 123. For fiscal year 2005, the proforma net impact of stock option expense as reported in footnote 1 to the consolidated financial statements was approximately $25 million. The Company is currently in the process of determining the impact of SFAS 123-R on its 2006 financial statements. The actual effect of adopting SFAS 123R will be dependent on several factors including the levels and timing of future share-based payment grants, the assumed award forfeiture rate and the method of recognizing the fair value of awards over the service period.
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.
Risk Factors That May Affect Future Results

Declines in average selling prices (“ASPs”) in the hard disk drive industry adversely affect our operating results.
      The hard disk drive industry historically has experienced declining ASPs. Although the rate of decline has moderated in recent years, there can be no assurance that this trend will continue. Our ASPs tend to decline when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. Our ASPs also decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products.

Our operating results depend on optimizing time-to-market and time-to-volume, overall quality, and costs of new and established products.
      To achieve consistent success with our customers who manufacturer computers, systems and consumer electronic products, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:

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
      In addition, we expect that the consumer market for multi-media applications, including audio-video products, incorporating a hard disk drive will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, or other products outside of the CE market, may require attributes not currently offered in our products, which have resulted in a need to expend capital to develop new interfaces, form factors, technical specifications or hard disk drive features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in using our hard disk drive technology and expertise to develop new products for the emerging CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

If we do not successfully expand into new hard disk drive markets, our business may suffer.
      To remain a significant supplier of hard disk drives, we will need to offer a broad range of hard disk drive products to our customers. We currently offer a variety of 3.5-inch hard disk drives for the desktop computer and CE markets, and we also offer 2.5-inch form factor hard disk drives for the mobile market. However, demand for hard disk drives may shift to products in smaller form factors, which our competitors may already offer. We recently announced our entry into the sub-2.5-inch hard disk drive market with a family of 1.0-inch drives, which we expect to ship in the future. We face various challenges in manufacturing a 1.0-inch hard disk drive because it requires the development of new manufacturing technologies and processes. If we are not able to adequately address these challenges, our expected shipment of this product may be delayed, resulting in a delay in our ability to realize revenue from this product.
      In addition, the enterprise and desktop PC markets are transitioning from the PATA interface to higher speed interfaces such as SATA to handle higher data transfer rates. We currently offer SATA products; however, the transition of technology and the introduction of new products are challenging and create risks. For example, acceptance of the SATA interface may not continue to grow, or customers may choose to purchase alternative interfaces that may not be compatible with future generations of SATA hard disk drives. Moreover, our customers may require new SATA features that we may not be able to deliver in a timely and cost effective manner.
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
      We began shipping 2.5-inch form factor hard disk drives for the mobile market during calendar year 2004. Although many of our customers who purchase 3.5-inch form factor hard disk drives also purchase the 2.5-inch form factor drives, the markets are characterized by different competitors, different sales channels and different overall requirements. If we are unable to adapt to these differences, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer. In addition, if we incur significant costs in manufacturing and selling the 2.5-inch and sub-2.5-inch form factor hard disk drives, and if we are unable to recover those costs from sales of the products, then we may not be able to compete successfully in this market and our operating results may suffer.

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

Rising Costs of Commodity Materials May Result in Lower Operating Margins.
      The cost and availability of certain commodity materials used to manufacture hard disk drives and key components is critical to our success. Shortages of such materials such as steel and aluminum and the rising cost of oil increase our costs and may result in lower operating margins if we are unable to pass such increased costs through to our customers.

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
      In addition, we may incur additional risks, including:

•	we may not have sufficient head sources in the event that we are unable to manufacture a sufficient supply of heads to satisfy our needs;

•	third party head suppliers may not continue to do business with us or may not do business with us on the same terms and conditions we have previously enjoyed;

•	we may be subject to claims that our manufacturing of heads may infringe certain intellectual property rights of other companies; and

•	it may be difficult and time-consuming for us to locate suitable manufacturing equipment for our head manufacturing processes and replacement parts for such equipment.
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
      As a result of our head manufacturing operations, we are developing and manufacturing a substantial portion of the heads used in the hard disk drives we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs. For example, the Company anticipates using perpendicular recording heads in certain products in the future. If we fail to develop new technologies such as perpendicular recording in a timely manner, or if we encounter quality problems with the heads we manufacture, and if we do not have access to external sources of supply that incorporate new technologies, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer.

We have two high-volume hard-drive manufacturing facilities and two facilities supporting our head manufacturing operations, which subjects us to the risk of damage or loss of any of these facilities.
      Our hard disk drives are manufactured in facilities in Malaysia and Thailand. In addition, we operate a head wafer fabrication and research and development facility in Fremont, California and a slider fabrication, head gimbal assembly, head stack assembly, and research and development facility in Thailand. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects any of these facilities or our ability to manufacture could result in a loss of sales and revenue and harm our operating results.

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
      Because we manufacture our products abroad, our operating costs are subject to fluctuations in foreign currency exchange rates. Further fluctuations in the exchange rate of the Thai Baht and of the Malaysian Ringgit may negatively impact our operating results.

      The Thai Baht is a free floating currency while the Malaysian Ringgit exchange rate policy recently defined by the Malaysian government is one of a managed float. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward contracts. However, these contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place. Currently, we hedge the Thai Baht, Euro and British Pound Sterling with forward contracts.
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
      The price of hard disk drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or attempting to gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. We also face competition from other companies that produce alternative storage technologies like flash memory. These factors, taken together, may result in significant and rapid shifts in market share among the industry’s major participants. In addition, product recalls can lead to a loss of market share, which could adversely affect our operating results.

Our current competitors or a future competitor may gain a technology advantage or an advantageous cost structure that we cannot match.
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
      In addition, if our competitors are able to achieve a lower cost structure for manufacturing hard disk drives by moving manufacturing facilities to advantageous locations or through other restructuring activities, and we are unable to match their cost structure, we could be at a competitive disadvantage to those competitors as they may be able to sell hard disk drives at lower margins while remaining profitable.

Some of our competitors with diversified business units outside the hard disk drive industry may be able to sell disk drives at lower margins that we cannot match.
      Some of our competitors earn a significant portion of their revenue from business units outside the hard disk drive industry. Because they do not depend solely on sales of hard disk drives to achieve profitability, they may be able to sell hard disk drives at lower margins and still remain profitable. In addition, if these competitors can increase sales of non hard disk drive products to the same customers, they may benefit from selling their hard disk drives at low margins. Our results of operations may be adversely affected if we can not successfully compete with these companies.

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
      Demand for our hard disk drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard disk drives in any given period. As a result, the hard disk drive market has experienced periods of excess capacity which can lead to liquidation of excess inventories and intense price competition. If intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could result in lower revenue and gross margins.

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
      A majority of our revenue comes from a few customers. For example, during 2005, one customer, Dell, accounted for 16% of our revenue, and sales to our top 10 customers, including Dell, accounted for 46% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, or if a key customer suffers financial hardship then our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

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
      Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than the Company. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and results of operations.

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

Our failure to timely and efficiently transition our enterprise resource planning software from the version we currently use to a new version, or our failure to maintain our current software, could adversely affect our business and financial results.
      We use enterprise resource planning software in the operation of our business and maintenance of business and financial data related to our daily operations. We are in the process of upgrading this software and we anticipate transitioning to new enterprise resource planning software during the next year. We may experience unexpected difficulties in transitioning to the new software, including difficulties related to the failure or inefficient operation of the new software. Such difficulties or failures could result in our inability to access business and financial information stored on the system or the loss of such information. Any inability to access, or loss of, such information as a result of the transition or otherwise could affect our daily operations, including our ability to ship products and invoice our customers, which could have a significant adverse impact on our business, financial condition and results of operations.

Inaccurate projections of demand for our product can cause large fluctuations in our quarterly results.
      We often ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results prior to the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:

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
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Disclosure About Foreign Currency Risk
      Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency expenses. The contract maturity dates do not exceed six months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, the Euro and the British Pound Sterling. Thai Baht contracts are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” while all other contracts are designated as fair value hedges under Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.”

      As of July 1, 2005, the Company had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)

Foreign currency forward contracts:
Thai Baht	$147.1	40.07	(0.3)
Euro	$2.7	0.77	—
British Pound Sterling	$1.6	0.54	—

	$151.4

*	Expressed in units of foreign currency per dollar.
      In 2005, 2004 and 2003, total realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements.
Disclosure About Other Market Risks

Variable Interest Rate Risk
      At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments would also increase. At July 1, 2005, the Company had a $38 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.4 million annually.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Western Digital Corporation:
      We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 1, 2005 and July 2, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended July 1, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of July 1, 2005 and July 2, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Costa Mesa, California

September 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Western Digital Corporation maintained effective internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Western Digital Corporation management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Western Digital Corporation maintained effective internal control over financial reporting as of July 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Western Digital Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 1, 2005 and July 2, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows, and the related financial statement schedule for each of the years in the three-year period ended July 1, 2005, and our report dated September 9, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Costa Mesa, California

September 9, 2005

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions)

	July 1,	July 2,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$485.2	$345.5
Short-term investments	113.2	32.3
Accounts receivable, net	402.9	313.1
Inventories	152.9	148.6
Other	27.0	17.8

Total current assets	1,181.2	857.3
Property and equipment, net	395.0	274.7
Intangible and other assets	12.4	27.2

Total assets	$1,588.6	$1,159.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569.1	$434.9
Accrued expenses	154.1	90.4
Accrued warranty	75.2	46.4
Current portion of long-term debt	20.1	15.2

Total current liabilities	818.5	586.9
Long-term debt	32.6	52.7
Other liabilities	35.4	32.0

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 214.6 shares in 2005 and 208.8 in 2004	2.1	2.1
Additional paid-in capital	711.1	698.7
Deferred compensation	(14.6)	(1.3)
Retained earnings (accumulated deficit)	15.5	(182.9)
Accumulated other comprehensive (loss) income	(0.3)	0.2
Treasury stock — common shares at cost; 0.9 shares in 2005 and 2.7 shares in 2004	(11.7)	(29.2)

Total shareholders’ equity	702.1	487.6

Total liabilities and shareholders’ equity	$1,588.6	$1,159.2

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended

	July 1,	July 2,	June 27,
	2005	2004	2003

Revenue, net	$3,638.8	$3,046.7	$2,718.5
Cost of revenue	3,049.0	2,585.1	2,275.6

Gross margin	589.8	461.6	442.9

Operating expenses:
Research and development	238.5	201.0	134.7
Selling, general and administrative	154.4	105.7	121.4

Total operating expenses	392.9	306.7	256.1

Operating income	196.9	154.9	186.8
Net interest and other income	5.4	0.3	2.9

Income before income taxes	202.3	155.2	189.7
Income tax expense	3.9	3.9	7.6

Net income	$198.4	$151.3	$182.1

Net income per common share:
Basic	$.96	$.74	$.93

Diluted	$.91	$.70	$.89

Weighted average shares outstanding:
Basic	207.6	205.7	195.6

Diluted	216.9	216.7	205.5

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended

	July 1,	July 2,	June 27,
	2005	2004	2003

Cash flows from operating activities
Net income	$198.4	$151.3	$182.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	134.8	101.7	50.4
In-process research and development expense	—	25.6	—
Deemed interest on debenture redemptions	—	—	(20.0)
Changes in:
Accounts receivable	(90.3)	(66.5)	(25.1)
Inventories	(4.2)	(41.9)	(24.4)
Accounts payable	134.2	54.3	57.8
Accrued expenses	98.8	(26.8)	33.3
Other	(11.0)	(7.7)	3.8

Net cash provided by operations	460.7	190.0	257.9

Cash flows from investing activities
Capital expenditures, net	(233.4)	(131.7)	(61.9)
Purchases of short-term investments	(95.4)	(32.3)	—
Sales of short-term investments	14.5	—	—
Asset acquisition and other investment activities	—	(94.8)	3.4

Net cash used for investing activities	(314.3)	(258.8)	(58.5)

Cash flows from financing activities
Issuance of common stock under employee plans	57.8	23.9	44.3
Repurchase of common stock	(45.0)	(16.0)	—
Debenture redemptions and extinguishments	—	—	(68.3)
Net proceeds from long-term debt	—	13.8	—
Repayment of long-term debt	(19.5)	(0.6)	—
Other subsidiary financing activity	—	—	(5.9)

Net cash (used for) provided by financing activities	(6.7)	21.1	(29.9)

Net increase (decrease) in cash and cash equivalents	139.7	(47.7)	169.5
Cash and cash equivalents, beginning of year	345.5	393.2	223.7

Cash and cash equivalents, end of year	$485.2	$345.5	$393.2

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$4.9	$3.1	$3.5
Cash paid during the period for interest	$2.9	$1.3	$—
Supplemental disclosure of non-cash investing and financing activities:
Equipment additions funded by capital lease obligations	$4.3	$18.5	$—
Common stock issued for extinguishment of convertible debentures	$—	$—	$0.2
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(in millions)

							Retained
	Common Stock		Treasury Stock		Additional		Earnings	Accumulated	Total	Total
					Paid-In	Deferred	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity	Income

Balance at June 28, 2002	195.4	$1.9	(3.3)	$(96.3)	$714.2	$(3.2)	$(516.3)	$2.6	$102.9	$64.9

ESPP shares issued	1.2	—	0.9	24.2	(17.0)				7.2
Exercise of stock options	6.9	0.1	1.9	57.8	(20.8)				37.1
Shares issued in debenture redemption	0.1	—			0.2				0.2
Deferred compensation plan			(0.2)	(1.5)		2.0			0.5
Net income							182.1		182.1	$182.1
Realized gain on investment securities, net								(2.6)	(2.6)	(2.6)

Balance at June 27, 2003	203.6	2.0	(0.7)	(15.8)	676.6	(1.2)	(334.2)	—	327.4	$179.5

ESPP shares issued	2.2				9.8				9.8
Exercise of stock options	3.0	0.1		0.7	14.7				15.5
Deferred compensation plan			(0.1)	1.9	(2.4)	(0.1)			(0.6)
Repurchase of common stock			(1.9)	(16.0)					(16.0)
Net income							151.3		151.3	$151.3
Unrealized gain on foreign currency contracts								0.2	0.2	0.2

Balance at July 2, 2004	208.8	2.1	(2.7)	(29.2)	698.7	(1.3)	(182.9)	0.2	487.6	$151.5

ESPP shares issued			1.6	13.2	(3.8)				9.4
Exercise of stock options	4.4		4.8	44.0	4.4				48.4
Deferred compensation plan	1.4		0.2	5.3	11.8	(13.3)			3.8
Repurchase of common stock			(4.8)	(45.0)					(45.0)
Net income							198.4		198.4	$198.4
Unrealized loss on foreign currency contracts								(0.5)	(0.5)	(0.5)

Balance at July 1, 2005	214.6	$2.1	(0.9)	$(11.7)	$711.1	$(14.6)	$15.5	$(0.3)	$702.1	$197.9

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies
      Western Digital Corporation (the “Company” or “Western Digital” or “WD”) designs, develops, manufactures and sells hard disk drives. A hard disk drive is a device that stores data on one or more rotating magnetic disks to allow fast access to data. The Company’s hard disk drives are used in desktop personal computers, notebook computers, external storage devices, enterprise applications such as servers, workstations, network attached storage and storage area networks and in consumer electronics products such as personal/digital video recorders, satellite and cable set-top boxes and video game consoles. The Company sells its products worldwide to original equipment manufacturers (“OEMs”) for inclusion in computer systems or subsystems, and to distributors, resellers and retailers.
      Western Digital has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year
      The Company has a 52 or 53-week fiscal year. The 2005 and 2003 fiscal years, which ended on July 1, 2005 and June 27, 2003, respectively, consisted of 52 weeks each. Fiscal year 2004, which ended on July 2, 2004, was a 53-week year.

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. As such, gains or losses resulting from remeasurement of these accounts from local currencies into U.S. dollars are reflected in the results of operations. These gains and losses were immaterial to the consolidated financial statements. Monetary and nonmonetary asset and liability accounts have been remeasured using the exchange rate in effect at each year-end and using historical rates, respectively. Income statement accounts have been remeasured using historical monthly exchange rates.

Cash Equivalents
      The Company’s cash equivalents represent highly liquid investments, primarily money market funds and commercial paper, with original maturities of three months or less.

Short-Term Investments
      The Company’s short-term investments consist primarily of auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. The Company has classified these investments as “available for sale” securities under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). These investments are carried at fair value.

Fair Value of Financial Instruments
      The carrying amounts of cash and cash equivalents and short-term investments approximate fair value for all periods presented because of the short-term maturity of these financial instruments. The carrying amount of the Company’s term loan also approximates fair value.

Concentration of Credit Risk
      The Company designs, develops, manufactures and markets hard disk drives to personal computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of our customers may be individually significant to the Company’s financial results. At July 1, 2005 and July 2, 2004, the Company had reserves for potential credit losses of $3.0 million and $6.1 million, respectively. The Company also has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventory Valuation
      Inventories are valued at the lower of cost or net realizable value. Cost is on a first-in, first-out basis for raw materials and is computed on a currently adjusted standard basis (which approximates first-in, first-out) for work in process and finished goods.

Property and Equipment
      The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings are being depreciated over periods ranging from seven to fifteen years. The majority of the Company’s equipment is being depreciated over periods of three and five years. Depreciation is computed on a straight-line basis. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Intangible Assets
      Intangible assets consist of purchased technology acquired during a 2004 asset acquisition. These assets are being amortized over a weighted average period of three years.

Revenue Recognition
      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Under SAB 104 revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of arrangement, delivery has occurred, or services have been rendered, the sales price is determinable and collectibility is reasonably assured. Revenue is recognized at the time of shipment for the Company’s OEM customers and at the time of delivery for its reseller customers.
      In accordance with standard industry practice, the Company has agreements with resellers that provide price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. Either party may terminate these agreements upon written notice. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard disk drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results. Net revenue recognized on sales to resellers was approximately $1.5 billion, $1.5 billion and $1.3 billion in 2005, 2004 and 2003, respectively. Repurchases of reseller inventory were not material in 2005, 2004 or 2003.
      Western Digital establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and its bad debt loss history and establishes reserves based on a combination of past due receivables and expected future losses based primarily on the Company’s historical levels of bad debt losses. If the

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if the overall loss history of the Company changes significantly, an adjustment in the Company’s allowance for doubtful accounts would be required, which could affect operating results.

Warranty
      The Company records an accrual for estimated warranty costs as products are sold. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which ranges from one to five years and is recorded in the accompanying balance sheet as current or long-term based upon when the expenditure is expected to occur. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard disk drives in the field by product type, historical field return rates and costs to repair. Although the Company believes that it has the continued ability to reasonably estimate warranty reserves, unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which it was identified.

Advertising Expense
      Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $1.5 million, $1.5 million and $3.4 million in 2005, 2004 and 2003, respectively.

Income Taxes
      The Company accounts for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. However, the actual liability for any such tax contingencies may be materially different from the estimates, which could result in the need to record additional tax liabilities or adjust previously recorded tax liabilities.

Per Share Information
      The Company computes basic income per share using the net income and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding employee stock options, employee stock purchase plan shares and restricted stock awards.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Year Ended

	July 1,	July 2,	June 27,
	2005	2004	2003

	(in millions,
	except per share amounts)
Net income	$198.4	$151.3	$182.1

Weighted average shares outstanding:
Basic	207.6	205.7	195.6
Employee stock options and other	9.3	11.0	9.9

Diluted	216.9	216.7	205.5

Income per share:
Basic	$.96	$.74	$.93

Diluted	$.91	$.70	$.89

      For the years ended July 1, 2005, July 2, 2004 and June 27, 2003, 6.0 million, 6.0 million and 9.0 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted income per share. The effects of these items were not included in the computation of diluted income per share as their effect would have been anti-dilutive.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended

	July 1,	July 2,	June 27,
	2005	2004	2003

	(in millions,
	except per share amounts)
Net income
As reported	$198.4	$151.3	$182.1
Stock-based employee compensation included in reported earnings	3.8	1.3	2.0
Stock-based employee compensation expense determined under fair-value based methods for all awards	(28.5)	(28.0)	(27.3)

Pro forma net income	$173.7	$124.6	$156.8

Basic income per share:
As reported	$0.96	$0.74	$0.93

Pro forma	$0.84	$0.61	$0.80

Diluted income per share:
As reported	$0.91	$0.70	$0.89

Pro forma	$0.81	$0.58	$0.77

      The pro forma income per share information for all stock options granted on or prior to December 31, 2004, as well as all ESPP shares granted on or prior to July 1, 2005, is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. For stock options granted subsequent to December 31, 2004, the pro forma income per share information is estimated using a binomial model. Both the Black-Scholes and the binomial option pricing models require the input of highly subjective assumptions such as the expected stock price volatility and expected employee exercise behavior. The resulting fair value of employee stock options is amortized on a straight-line basis over the vesting period of the options.

Other Comprehensive Income
      Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of unrealized gains and losses on foreign currency contracts and marketable securities categorized as available for sale under SFAS 115.

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
      The Company applies the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company had outstanding forward exchange contracts with commercial banks for the Thai Baht, British Pound Sterling and Euro with values of $151.4 million and $173.7 million at July 1, 2005 and July 2, 2004, respectively. Thai Baht contracts are designated as cash flow hedges under SFAS No. 133 while all other contracts are designated as fair value hedges under Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” Changes in fair value on these contracts were not material to the consolidated financial statements for all years presented.

Use of Estimates
      Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. These estimates and assumptions have been applied using methodologies, which are consistent throughout the periods presented. However, actual results could differ from these estimates.

New Accounting Standards
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires those items be recognized as current period charges regardless of whether they meet the definition of “so abnormal”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial statements.
      In December 2004, the FASB issued revised statement SFAS No. 123, “Share-Based Payment” (SFAS No. 123-R), which supersedes APB Opinion No. 25 and replaces the current SFAS No. 123. SFAS No. 123-R requires companies to expense the estimated fair value of employee stock options and similar awards and provides guidance on the valuation methods used in determining the estimated fair value. The provisions of SFAS No. 123-R will be effective beginning with the Company’s first quarter of fiscal year 2006. Under SFAS No. 123-R, compensation expense for existing awards where the requisite service period has not been completed by the effective date will be charged to expense over the remaining service period using the same fair value currently calculated for pro forma disclosure purposes under SFAS No. 123. For fiscal year 2005, the proforma net impact of stock option expense as reported in footnote 1 to the consolidated financial statements was approximately $25 million. The Company is currently in the process of determining the impact of SFAS 123-R on its 2006 financial statements. The actual effect of adopting SFAS 123R will be dependent on several factors including the levels and timing of future share-based payment grants, the assumed award forfeiture rate and the method of recognizing the fair value of awards over the service period.
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

Reclassifications
      Certain prior period amounts have been reclassified to conform to current period presentation, including the following (in millions):

	Current	Previous
2004	Classification	Classification

Cash and cash equivalents	$345.5	$377.8
Short-term investments	32.3	—

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Current	Previous
2003	Classification	Classification

Deemed interest on debenture redemptions	$(20.0)	$—
Net cash provided by operations	257.9	277.9
Debenture redemptions and extinguishments	(68.3)	(88.3)
Net cash used for financing activities	(29.9)	(49.9)

Note 2.	Supplemental Financial Statement Data (in millions)

	Years Ended

	July 1,	July 2,	June 27,
	2005	2004	2003

Net Interest and Other Income
Interest income	$8.7	$2.4	$3.8
Interest and other expense	(3.3)	(2.1)	(5.3)
Gain on investments	—	—	3.1
Other gains	—	—	1.3

Net interest and other income	$5.4	$0.3	$2.9

	July 1, 2005	July 2, 2004

Inventories
Finished goods	$78.7	$70.6
Work in process	59.7	51.6
Raw materials and component parts	14.5	26.4

	$152.9	$148.6

Property and Equipment
Land and buildings	$77.5	$73.0
Machinery and equipment	708.0	521.2
Machinery and equipment recorded under capital leases	22.8	18.5
Furniture and fixtures	7.6	7.0
Leasehold improvements	29.2	28.8

	845.1	648.5
Accumulated depreciation	(450.1)	(373.8)

Net property and equipment	$395.0	$274.7

      Accumulated depreciation on machinery and equipment recorded under capital leases was $4.0 million and $0 as of July 1, 2005 and July 2, 2004, respectively.

Note 3.	Read-Rite Asset Acquisition
      In June 2003, Read-Rite Corporation (“Read-Rite”), then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million and consisted of cash consideration of $94.8 million, assumed debt obligations of the Thailand operations of approximately $60.2 million and

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
direct costs of the acquisition and other miscellaneous assumed obligations totaling $17.0 million. The Company accounted for this transaction as an asset acquisition. The estimated fair value of the assets acquired and liabilities assumed are as follows (in millions):

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
      Approximately $38.8 million of the purchase price related to purchased technology and is being amortized over a weighted average period of three years. Accumulated amortization related to these assets was $27.6 million and $13.2 million at July 1, 2005 and July 2, 2004, respectively. During the fiscal years ended July 1, 2005 and July 2, 2004, the Company recorded $14.4 million and $13.2 million of amortization expense related to these intangible assets, respectively. Amortization expense is estimated to be $4.4 million, $3.4 million and $3.4 million for fiscal years 2006, 2007 and 2008, respectively.
Note 4. Short-term Borrowings and Long-term Debt
      Short-term borrowings and long-term debt consisted of the following as of July 1, 2005 and July 2, 2004 (in millions):

	2005	2004

Term loan	$37.5	$50.0
Capital lease obligations (See Note 5)	15.2	17.9

Total	52.7	67.9
Less amounts due in one year	(20.1)	(15.2)

	$32.6	$52.7

Line of Credit
      The Company has a $125 million credit facility (“Senior Credit Facility”) revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $38 million. Both the revolving credit facility and the term loan mature on September 19, 2008 and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the year ended July 1, 2005, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 4.5%.
      The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. As of July 1, 2005, the Company was in compliance

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with this covenant. Should the Company’s available liquidity be less than $300 million, the Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations.
      The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At July 1, 2005, $84.5 million was available for borrowing under the revolving credit line and the Company had $3 million in outstanding letters of credit.

Note 5.	Commitments and Contingencies

Lease Commitments
      The Company leases certain facilities and equipment under long-term, non-cancelable operating and capital leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2012. Rental expense under these operating leases, including month-to-month rentals, was $16.2 million, $14.9 million and $11.4 million in 2005, 2004 and 2003, respectively. The Company’s capital leases consist of leased equipment. These leases have maturity dates through August 31, 2007 and interest rates averaging approximately 4.5%. Future minimum lease payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at July 1, 2005 are as follows (in millions):

	Operating	Capital

2006	$11.7	$8.1
2007	11.0	7.5
2008	9.6	0.3
2009	7.9	—
2010	7.9	—
Thereafter	12.2	—

Total future minimum payments	$60.3	$15.9

Less: interest on capital leases		(0.7)

Total principal payable on capital leases		$15.2

Product Warranty Liability
      The Company records a provision for estimated warranty costs as products are sold to cover the cost of repair or replacement of the hard disk drive during the warranty period. This provision is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair cost. Changes in the warranty provision were as follows for the years ended July 1, 2005, July 2, 2004 and June 27, 2003 (in millions):

	2005	2004	2003

Beginning balance	$56.8	$52.9	$47.4
Charges to operations	82.0	60.6	54.6
Utilization	(46.3)	(55.1)	(53.8)
Changes in liability related to pre-existing warranties	(0.6)	(1.6)	4.7

Ending balance	$91.9	$56.8	$52.9

      The warranty provision includes amounts classified in non-current liabilities of $16.7 million at July 1, 2005 and $10.4 million at July 2, 2004.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Purchase Agreements
      The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. For 2006, 2007, and 2008, WD expects these commitments to total approximately $460 million, $670 million, and $340 million, respectively. No purchases were made under these long-term purchase agreements in 2005. In conjunction with these agreements, the Company has advanced approximately $13 million related to 2006 purchase commitments, which is included in other current assets as of July 1, 2005.

Note 6.	Legal Proceedings
      In June 1994, Papst Licensing (“Papst”) brought suit against the Company in the United States District Court for the Central District of California, alleging infringement by the Company of five hard disk drive motor patents owned by Papst. In December 1994, Papst dismissed its case without prejudice. In July 2002, Papst filed a new complaint against the Company and several other defendants. The suit alleged infringement by the Company of seventeen of Papst’s patents related to hard disk drive motors that the Company purchased from motor vendors. Papst sought an injunction and damages. The Company filed an answer on September 4, 2002, denying Papst’s complaint. On December 11, 2002, the lawsuit was transferred to the United States District Court for the Eastern District of Louisiana and included in the consolidated pre-trial proceedings occurring there. The lawsuit was stayed pending the outcome of certain other related litigation.
      On July 4, 2005, the Company entered into a Settlement and License Agreement with Papst. In connection with the settlement, the Company made a one-time payment of $24 million to Papst on July 29, 2005, of which $19 million represented a charge to selling, general and administrative expense for the Company’s fiscal fourth quarter and $5 million had been accrued in a prior year. In exchange for the payment, Papst has dismissed with prejudice its lawsuit pending against the Company, granted the Company a fully-paid license to certain patents owned by Papst, and released the Company of all past, present and future claims alleging infringement by the Company of those Papst patents. The Settlement and License Agreement resolved all outstanding litigation between the two companies without any admission of infringement by the Company.
      In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided at July 1, 2005, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

Note 7.	Shareholders’ Equity

Stock Incentive Plans
      The Company has four stock-based incentive plans (collectively referred to as the “Stock Plans”): The 2004 Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. Subsequent to the expiration of the Employee Stock Option Plan on November 10, 2004 and approval of the 2004 Performance Incentive Plan by the Company’s shareholders on November 18, 2004, no new awards are permitted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of July 1, 2005, options to purchase 17.4 million shares of the Company’s common stock remain outstanding under the Prior Stock Plans, of which 11.4 million shares were exercisable and 0.3 million shares of restricted stock remain unvested. Options granted under the Prior Stock Plans were generally issued at the fair market value at the date of grant

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and vested over periods from one to four years. Options granted under the Prior Stock Plans expire either five or ten years from the date of grant.
      In November 2004, the Company’s shareholders approved the 2004 Performance Incentive Plan. The types of awards that may be granted under the 2004 Performance Incentive Plan include stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Incentive Plan is determined at the date of grant by the Compensation Committee of the Board of Directors. Each award expires on a date determined at the date of grant; however, the maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2004 Performance Incentive Plan is ten years after the grant date of the award.
      As of July 1, 2005, the maximum number of shares of the Company’s common stock that are authorized for award grants under the 2004 Performance Incentive Plan is 8.4 million shares. Any shares subject to awards under the Prior Stock Plans that are cancelled, forfeited, or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan will terminate on September 21, 2014 unless terminated earlier by the Company’s Board of Directors.
      The following table summarizes activity under the Stock Plans (in millions, except per share amounts):

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding at June 28, 2002	29.1	$6.54
Granted	5.6	4.61
Exercised	(8.8)	4.19
Canceled or expired	(0.9)	7.69

Options outstanding at June 27, 2003	25.0	6.89
Granted	4.4	11.70
Exercised	(3.0)	5.08
Canceled or expired	(1.3)	10.94

Options outstanding at July 2, 2004	25.1	7.75

Granted	4.4	10.05
Exercised	(9.2)	5.26
Canceled or expired	(0.8)	9.07

Options outstanding at July 1, 2005	19.5	9.39

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize information about options outstanding and exercisable under the Stock Plans at July 1, 2005 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable

		Remaining
Range of	Number	Contractual Life*	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$2.10 – 3.47	2.0	5.61	$2.39	1.8	$2.41
3.50 – 3.85	2.0	6.66	3.81	1.1	3.78
3.87 – 6.00	2.7	5.38	5.24	2.5	5.27
6.05 – 8.58	1.9	5.73	7.61	1.5	7.67
8.62 – 8.89	2.3	9.17	8.88	0.1	8.69
8.99 – 11.22	1.9	8.01	10.04	0.5	10.00
11.27 – 12.84	3.4	6.29	12.34	1.6	12.18
12.87 – 14.94	2.0	5.84	13.23	1.0	13.00
15.06 – 48.50	1.3	2.22	26.00	1.3	26.11

Total	19.5	6.26	9.39	11.4	9.29

*	Represents the weighted average remaining contractual lives of the options outstanding.

Deferred Stock Compensation
      The Company granted approximately 1.6 million and 0.1 million shares of restricted stock during 2005 and 2004, respectively. No shares of restricted stock were issued in 2003. The restricted stock vests annually over periods from two to four years. The aggregate market value of the restricted stock at the date of issuance was $17.1 million and $1.3 million in 2005 and 2004, respectively. These amounts have been recorded as deferred compensation, a separate component of shareholders’ equity, and are being amortized to operating expense over the corresponding vesting periods.
      During 2005, the Company also awarded certain executives and other key employees 0.5 million restricted stock units with performance-based vesting (“Performance Shares”). The Performance Shares which are earned will become payable in August 2008 in the form of Western Digital common stock on a one-for-one basis. Compensation expense related to these performance shares was $0.7 million in 2005.

Employee Stock Purchase Plan
      The Company had an employee stock purchase plan (“ESPP”) that operated in accordance with Section 423 of the Internal Revenue Code whereby eligible employees could authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever was less. Approximately 2.8 million shares of common stock remained unissued under this plan at July 1, 2005. Approximately 1.6 million, 2.2 million and 2.1 million shares were issued under this plan during 2005, 2004 and 2003, respectively. Effective August 1, 2005, the Company suspended its ESPP.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Reserved for Issuance
      The following table summarizes all shares of common stock reserved for issuance at July 1, 2005 (in millions):

Number
of Shares

Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	23.4
Employee stock purchase plan	2.8

26.2

Fair Value Disclosures
      Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its stock options (including shares issued under the Stock Incentive Plans and the ESPP, collectively called “Options”) granted subsequent to July 1, 1995, under the fair value method of that statement (see Note 1 for further information on pro forma net income and earnings per share).
      The pro forma income per share information for all stock options granted on or prior to December 31, 2004 as well as all ESPP shares granted on or prior to July 1, 2005 was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. The pro forma impact of applying SFAS 123 at July 1, 2005 is not necessarily representative of future periods.
      The fair values of the 2.5 million stock options granted on or prior to December 31, 2004, all ESPP shares granted on or prior to July 1, 2005 as well as all stock options granted in fiscal years 2004 and 2003 have been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Option Plans			ESPP

	2005	2004	2003	2005	2004	2003

Option life (in years)	4.51	3.94	3.75	1.25	1.25	1.25
Risk-free interest rate	3.23%	1.65%	3.31%	2.25%	1.09%	1.93%
Stock price volatility	0.74	0.75	0.88	0.55	0.77	0.88
Dividend yield	—	—	—	—	—	—
Fair value	$5.33	$6.56	$2.89	$3.00	$4.73	$2.64
      Effective for the 1.9 million options granted after December 31, 2004, the pro forma income per share information was estimated using a binomial model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise options and the expected employee termination rate.
      The fair value of 2005 options valued using the binomial model has been estimated using the following assumptions:

2005

Weighted average suboptimal exercise factor	1.79
Range of risk-free interest rates	3.34% to 4.46%
Range of expected stock price volatilities	0.43 to 0.84
Weighted average post-vesting termination rate	13.54%
Dividend yield	—
Weighted average fair value	$4.86

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program
      WD announced a stock repurchase program on May 5, 2004. Under the program, the Company may purchase on the open market up to $100 million of its common stock depending on market conditions and other corporate considerations. Stock repurchases are expected to be funded principally by operating cash flow. During 2005, WD repurchased 4.8 million shares of common stock at a total cost of $45.0 million. In addition, between July 2, 2005 and September 9, 2005 the company repurchased 0.4 million shares of common stock at a cost of $5.6 million. Since the inception of the program, and through September 9, 2005, the Company has repurchased 7.1 million shares for a total cost of $66.6 million (including commissions). WD may continue to repurchase its stock as it deems appropriate and market conditions allow.

Stock Purchase Rights
      In 1989, the Company implemented a plan to protect shareholders’ rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carried one Right to Purchase Series A Junior Participating Preferred Stock (the “Right”). The Right enabled the holder, under certain circumstances, to purchase common stock of Western Digital or of an acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company’s outstanding common stock. On September 10, 1998, the Company’s Board of Directors approved the adoption of a new Rights plan to replace the previous plan, which expired in September 1998. The Rights under the 1998 plan were similar to the rights under the 1989 plan except they were redeemable by the Company at $.01 per Right and expired in 2008. In connection with the establishment of a holding company structure on April 6, 2001, the Company terminated the Rights under the 1998 plan and adopted a new Rights plan. The 2001 plan is similar to the terminated 1998 plan, except that the exercise price was reduced from $150.00 to $50.00 per share and the expiration date for the 2001 Rights plan was extended to April 2011.

Note 8.	The Western Digital Corporation 401(k) Plan
      Effective July 1, 1991, the Company adopted the Western Digital Corporation 401(k) Plan (the “Plan”) formerly known as the Western Digital Corporation Retirement Savings and Profit Sharing Plan. The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company may make annual contributions to the Plan at the discretion of the Board of Directors. For 2005, 2004 and 2003 the Company made contributions to the Plan of $3.0 million, $2.9 million and $1.8 million, respectively.

Note 9.	Business Segment, International Operations and Major Customers

Segment Information
      As of July 1, 2005, the Company operated in one segment, the hard disk drive business.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Operations
      The Company’s operations outside the United States include manufacturing facilities in Malaysia and Thailand as well as sales offices throughout Canada, Europe, Asia, Japan, India and the Middle East. The following table summarizes the Company’s operations by geographic areas for the past three years for the years ended July 1, 2005, July 2, 2004 and June 27, 2003.

	2005	2004	2003

	(in millions)
Revenue from external customers(1):
United States	$1,268	$1,141	$1,109
Asia	$1,197	$885	$599
Europe, the Middle East and Africa	$1,069	$901	$810
Other	$105	$120	$201

Total	$3,639	$3,047	$2,719

Long-lived assets:
United States	$163	$121	$16
Asia	$244	$181	$106
Europe, the Middle East and Africa	$—	$—	$—
Other	$—	$—	$—

Total	$407	$302	$122

(1)	Revenue is attributed to geographic regions based on location of customer.

Major Customers
      During 2005 and 2004, sales to Dell accounted for 16% and 14% of the Company’s revenue, respectively. During 2003, sales to Dell and Hewlett-Packard accounted for 20% and 13% of revenue, respectively.

Note 10.	Income Taxes
      The domestic and international components of income (loss) before income taxes were as follows for the years ended July 1, 2005, July 2, 2004 and June 27, 2003 (in millions):

	2005	2004	2003

International	$236.2	$199.4	$124.8
Domestic	(33.9)	(44.2)	64.9

Income before income taxes	$202.3	$155.2	$189.7

      The components of the provisions for income taxes were as follows for the years ended July 1, 2005, July 2, 2004 and June 27, 2003 (in millions):

	2005	2004	2003

Current
International	$2.6	$1.8	$3.4
Domestic-state	0.7	0.3	0.2
Domestic-federal	0.6	1.8	4.0

Income tax expense	$3.9	$3.9	$7.6

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax benefits associated with the exercise of non-qualified stock options, the disqualifying disposition of stock acquired with incentive stock options and the disqualifying disposition of stock acquired under the employee stock purchase plan generally reduce taxes currently payable. However, no amounts were recorded to additional paid-in capital in 2005, 2004 and 2003 because their realization did not meet the “more likely than not” standard and, consequently, a valuation allowance was recorded against the entire benefit. The valuation allowance attributable to benefits to be potentially recognized in the future related to stock option deductions was approximately $56.9 million as of July 1, 2005.
      Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of July 1, 2005 and July 2, 2004 were as follows (in millions):

	2005	2004

Deferred tax assets:
NOL carryforward	$195.4	$240.5
Reserves and accrued expenses not currently deductible	81.5	68.3
Business credit carryforward	55.3	47.5
All other	28.1	18.5

	360.3	374.8
Valuation allowance	(360.3)	(374.8)

Total deferred tax assets	$—	$—

      Reserves and accrued expenses not currently deductible consisted of the following as of July 1, 2005 and July 2, 2004 (in millions):

	2005	2004

Sales related reserves and adjustments	$58.6	$42.4
Accrued compensation and benefits	10.2	10.8
Other accrued liabilities	10.2	13.2
Inventory reserves and adjustments	2.5	1.9

Total reserves and accrued expenses not currently deductible	$81.5	$68.3

      Remaining net undistributed earnings from foreign subsidiaries at July 1, 2005 on which no United States tax has been provided amounted to approximately $606.2 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made on these earnings.
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
      Reconciliation of the United States Federal statutory rate to the Company’s effective tax rate is as follows for the years ended July 1, 2005, July 2, 2004 and June 27, 2003:

	2005	2004	2003

U.S. Federal statutory rate	35.0%	35.0%	35.0%
Tax rate differential on international income	(39.9)	(43.8)	(21.9)
Utilization of NOL carryforward	(20.3)	0.0	(23.5)
Tax effect of repatriation	15.2	0.0	14.7
Change in valuation allowance	13.1	8.7	(4.2)
Other	(1.5)	2.4	3.8
State income taxes, net	0.3	0.2	0.1

Effective tax rate	1.9%	2.5%	4.0%

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A substantial portion of the Company’s manufacturing operations in Malaysia and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates through 2019. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $66.7 million ($.31 per diluted share), $54.9 million ($.25 per diluted share) and $33.6 million ($.16 per diluted share) in 2005, 2004 and 2003, respectively.
      At July 1, 2005, the Company had federal and state net operating loss carryforwards of approximately $490 million and $400 million, respectively. In addition, the Company had various federal and state tax credit carryforwards of approximately $55.3 million. The loss carryforwards are available to offset future federal and state taxable income through 2021 and 2014, respectively. Approximately $24.3 million of the credit carryforwards are available to offset future taxable income through 2025. The remaining $31.0 million are available indefinitely.

Note 11.	Quarterly Results of Operations (unaudited)

	First(1)	Second	Third	Fourth(2)

	(in millions, except per share amounts)
2005
Revenue, net	$823.6	$954.9	$919.9	$940.4
Gross margin	113.1	150.2	167.0	159.5
Operating income	31.2	56.6	70.7	38.4
Net income	30.4	56.0	70.8	41.2
Basic earnings per share	$0.15	$0.27	$0.34	$0.19

Diluted earnings per share	$0.14	$0.26	$0.32	$0.19

2004
Revenue, net	$714.2	$834.8	$748.9	$748.8
Gross margin	96.2	141.8	122.6	100.9
Operating income	4.9	71.3	48.9	29.8
Net income	5.0	68.8	47.9	29.6
Basic earnings per share	$0.02	$0.33	$0.23	$0.14

Diluted earnings per share	$0.02	$0.32	$0.22	$0.14

(1)	The first quarter of 2004 included $50.4 million of start-up expenses and one-time charges related to the Read-Rite asset acquisition.

(2)	The fourth quarter of 2005 included a $19.0 million charge for settlement of litigation, which was recorded in selling, general and administrative expense.

WESTERN DIGITAL CORPORATION
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended July 1, 2005
(in millions)

Allowance for
Doubtful
Accounts

Balance at June 28, 2002	$7.6
Charges to operations	2.9
Deductions	(5.3)

Balance at June 27, 2003	5.2
Charges to operations	1.2
Deductions	(0.3)

Balance at July 2, 2004	6.1
Charges to operations	2.1
Deductions	(5.2)

Balance at July 1, 2005	$3.0

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.
      Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      The Company’s management evaluated the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of the end of the Company’s last fiscal year.
      KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. See page 40 herein.

Changes in Internal Control over Financial Reporting
      There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Effectiveness of Controls
      The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information
      At a board meeting held on August 5, 2005, our board of directors approved the payment of $2,500 per day (or time aggregating a full work day) for time spent by any independent director outside of board or committee meetings assisting with specified succession planning matters.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2005, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.”

Item 11.	Executive Compensation
      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2005.

Item 13.	Certain Relationships and Related Transactions
      There is incorporated herein by reference the information, if any, required by this Item included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2005.

Item 14.	Principal Accountant Fees and Services
      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 1, 2005.

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

Exhibit
Number		Description

2.1		Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read Rite Holding Company(16)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(7)
3.2		Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002(15)
3.3		Amended and Restated By-laws of Western Digital Corporation, adopted as of May 19, 2004(20)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(7)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(7)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(21)*
10	.1.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(21)*
10	.1.3	Western Digital Corporation 2004 Performance Incentive Plan Non-Employee Director Option Grant Program and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(21)*
10	.1.4	Form of Notice of Grant of Performance Share Awards and Performance Share Award Agreement under the Western Digital Corporation 2004 Performance Incentive Plan(25)*

Exhibit
Number		Description

10	.1.5	Form of Notice of Stock Option Grant and Stock Option Agreement (non-executives) under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)
10	.1.6	Form of Notice of Grant of Restricted Stock Agreement and Stock Agreement (non-executives) under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(3)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(8)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended.†*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(5)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(8)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended.†*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(8)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(8)*
10.5		Western Digital Corporation Amended and Restated 1993 Employee Stock Purchase Plan (amended as of November 20, 2003)(19)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 18, 2004(24)*
10.7		Amended and Restated Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003 and amended and restated November 18, 2004(24)*
10.8		Western Digital Corporation Incentive Compensation Plan(9)*
10	.8.1	Description of Performance Goals for Cash Bonus Awards under the Western Digital Corporation Incentive Compensation Plan(24)*
10.9		Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.10		Amended and Restated Deferred Compensation Plan, effective March 28, 2003(14)*
10.11		Amended and Restated Executive Bonus Plan, effective March 28, 2003(14)*
10.12		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(11)*
10	.12.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(13)*
10.13		Western Digital Corporation Executive Retention Plan(2)*
10.14		Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Matthew E. Massengill, effective as of December 20, 2002(13)*
10.15		Employment Agreement, dated as of August 25, 2005 between Western Digital Corporation and Matthew E. Massengill(26)*
10.16		Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Arif Shakeel, effective as of December 20, 2002(13)*
10.17		Employment Agreement dated as of August 25, 2005, between Western Digital Corporation and Arif Shakeel(26)*
10.18		Long-Term Retention Agreement — Cash, between Western Digital Corporation and Hossein M. Moghadam, dated as of September 21, 2004†*
10.19		Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(4)*
10	.19.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(8)*
10.20		Western Digital Corporation Amended and Restated Change of Control Severance Plan, effective March 29, 2001(13)*

Exhibit
Number		Description

10.21		Letter agreement, dated September 10, 2004, by and between Western Digital Technologies, Inc. and Stephen D. Milligan(20)*
10.22		Form of Indemnity Agreement for Directors of Western Digital Corporation(12)
10.23		Form of Indemnity Agreement for Officers of Western Digital Corporation(12)
10.24		Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation(20)
10.25		Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(6)
10.26		Standard Industrial/ Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(18)
10.27		Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/ Edenvale Associates and Western Digital Corporation(18)
10	.27.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(25)
10	.27.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(25)
10.28		Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa Investments Corporation and Read-Rite Corporation, together with Second Amendment to Lease, dated as of May 28, 2002(18)
10.29		Volume Purchase Agreement, dated as of June 6, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.†§
10	.29.1	Amendment No. 1 to Volume Purchase Agreement, dated as of July 22, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.†§
10.30		Supply Agreement, dated as of August 17, 2005, by and between Showa Denko K.K. and Western Digital Technologies, Inc.†§
10.31		Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.(14)(17)
10.32		Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(22)§
10	.32.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 2004, among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.†
10	.32.2	Second Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.†
10.33		Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(8)
10.34		Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(20)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 7, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003.

(17)	Subject to confidentiality order dated September 5, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 23, 2003.

(19)	Incorporated by reference to the Company’s Proxy Statement (File No. 1-08703), as filed with the Securities and Exchange Commission on October 7, 2003.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2004.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2004.

(22)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 12, 2005.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-122475), as filed with the Securities and Exchange Commission on February 2, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 9, 2005.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 26, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ Stephen D. Milligan

Stephen D. Milligan
Senior Vice President and Chief Financial Officer
Dated: September 13, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew E. Massengill Matthew E. Massengill	Chairman and Chief Executive Officer (Principal Executive Officer)	September 13, 2005

/s/ Stephen D. Milligan Stephen D. Milligan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 13, 2005

/s/ Joseph R. Carrillo Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)	September 13, 2005

/s/ Peter D. Behrendt Peter D. Behrendt	Director	September 13, 2005

/s/ Kathleen A. Cote Kathleen A. Cote	Director	September 13, 2005

/s/ Henry T. DeNero Henry T. DeNero	Director	September 13, 2005

/s/ William L. Kimsey William L. Kimsey	Director	September 13, 2005

/s/ Michael D. Lambert Michael D. Lambert	Director	September 13, 2005

/s/ Roger H. Moore Roger H. Moore	Director	September 13, 2005

/s/ Thomas E. Pardun Thomas E. Pardun	Director	September 13, 2005

/s/ Arif Shakeel Arif Shakeel	Director	September 13, 2005

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read Rite Holding Company(16)
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001(7)
3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002(15)
3.3	Amended and Restated By-laws of Western Digital Corporation, adopted as of May 19, 2004(20)
4.1	Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(7)
4.2	Form of Common Stock Certificate(1)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(7)
10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(21)*
10.1.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(21)*
10.1.3	Western Digital Corporation 2004 Performance Incentive Plan Non-Employee Director Option Grant Program and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors (21)*
10.1.4	Form of Notice of Grant of Performance Share Awards and Performance Share Award Agreement under the Western Digital Corporation 2004 Performance Incentive Plan(25)*
10.1.5	Form of Notice of Stock Option Grant and Stock Option Agreement (non-executives) under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)
10.1.6	Form of Notice of Grant of Restricted Stock and Stock Agreement (non-executives) under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)
10.2	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(3)*
10.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(8)*
10.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended.†*
10.3	Western Digital Corporation Broad-Based Stock Incentive Plan(5)*
10.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(8)*
10.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended.†*
10.4	Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(8)*
10.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(8)*
10.5	Western Digital Corporation Amended and Restated 1993 Employee Stock Purchase Plan (amended as of November 20, 2003)(19)*
10.6	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 18, 2004(24)*

Exhibit
Number	Description

10.7	Amended and Restated Western Digital Corporation Non-Employee Director Restricted Stock Unit Plan, effective March 28, 2003 and amended and restated November 18, 2004(24)*
10.8	Western Digital Corporation Incentive Compensation Plan(9)*
10.8.1	Description of Performance Goals for Cash Bonus Awards under the Western Digital Corporation Incentive Compensation Plan(24)*
10.9	Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.10	Amended and Restated Deferred Compensation Plan, effective March 28, 2003(14)*
10.11	Amended and Restated Executive Bonus Plan, effective March 28, 2003(14)*
10.12	Amended and Restated 401(k) Plan, adopted as of March 28, 2002(11)*
10.12.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(13)*
10.13	Western Digital Corporation Executive Retention Plan(2)*
10.14	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Matthew E. Massengill, effective as of December 20, 2002(13)*
10.15	Employment Agreement, dated as of August 25, 2005 between Western Digital Corporation and Matthew E. Massengill(26)*
10.16	Amended and Restated Long-Term Retention Agreement, between Western Digital Corporation and Arif Shakeel, effective as of December 20, 2002(13)*
10.17	Employment Agreement dated as of August 25, 2005, between Western Digital Corporation and Arif Shakeel (26)*
10.18	Long-Term Retention Agreement — Cash, between Western Digital Corporation and Hossein M. Moghadam, dated as of September 21, 2004†*
10.19	Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(4)*
10.19.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(8)*
10.20	Western Digital Corporation Amended and Restated Change of Control Severance Plan, effective March 29, 2001(13)*
10.21	Letter agreement, dated September 10, 2004, by and between Western Digital Technologies, Inc. and Stephen D. Milligan(20)*
10.22	Form of Indemnity Agreement for Directors of Western Digital Corporation(12)
10.23	Form of Indemnity Agreement for Officers of Western Digital Corporation(12)
10.24	Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation(20)
10.25	Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(6)
10.26	Standard Industrial/Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(18)
10.27	Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/Edenvale Associates and Western Digital Corporation(18)
10.27.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(25)
10.27.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(25)
10.28	Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa Investments Corporation and Read-Rite Corporation, together with Second Amendment to Lease, dated as of May 28, 2002(18)
10.29	Volume Purchase Agreement, dated as of June 6, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.†§
10.29.1	Amendment No. 1 to Volume Purchase Agreement, dated as of July 22, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.†§

Exhibit
Number	Description

10.30	Supply Agreement, dated as of August 17, 2005, by and between Showa Denko K.K. and Western Digital Technologies, Inc.†§
10.31	Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.(14)(17)
10.32	Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(22)§
10.32.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 2004, among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.†
10.32.2	Second Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.†
10.33	Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(8)
10.34	Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(20)
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 7, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2003.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003.

(17)	Subject to confidentiality order dated September 5, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 23, 2003.

(19)	Incorporated by reference to the Company’s Proxy Statement (File No. 1-08703), as filed with the Securities and Exchange Commission on October 7, 2003.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2004.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2004.

(22)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 12, 2005.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-122475), as filed with the Securities and Exchange Commission on February 2, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 9, 2005.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 26, 2005.