Form 10-Q
period 2005-09-30
WESTERN DIGITAL CORP
filed 2005-11-09
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑   No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
     As of the close of business on October 28, 2005, 215.7 million shares of common stock, par value $.01 per share, were issued and outstanding.

WESTERN DIGITAL CORPORATION
INDEX
     Western Digital Corporation (the “Company”, “Western Digital” or “WD”) has a 52 or 53-week fiscal year, which typically ends on the Friday nearest to June 30. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its fourth fiscal quarter. The quarters ended September 30, 2005 and October 1, 2004 were 13 weeks. Fiscal year 2006 will be comprised of 52 weeks and will end on June 30, 2006. Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.
     The information on the Company’s Web site, http://www.westerndigital.com, is not incorporated by reference in this Quarterly Report on Form 10-Q.
     Western Digital® is a registered trademark, and the Western Digital logo is a trademark, of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Sept. 30,	July 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$506.0	$485.2
Short-term investments	75.3	113.2
Accounts receivable, net	470.4	402.9
Inventories	172.8	152.9
Other	47.6	27.0

Total current assets	1,272.1	1,181.2
Property and equipment, net	417.8	395.0
Intangible and other assets	10.6	12.4

Total assets	$1,700.5	$1,588.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$648.1	$569.1
Accrued expenses	110.1	154.1
Accrued warranty	78.1	75.2
Current portion of long-term debt	22.2	20.1

Total current liabilities	858.5	818.5
Long-term debt	31.5	32.6
Other liabilities	33.8	35.4
Commitments and contingent liabilities (Note 7)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 215.7 shares	2.2	2.1
Additional paid-in capital	705.4	696.2
Retained earnings	84.3	15.5
Treasury stock — common shares at cost; 1.2 and 0.9 shares, respectively	(15.2)	(11.7)

Total shareholders’ equity	776.7	702.1

Total liabilities and shareholders’ equity	$1,700.5	$1,588.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED
	Sept. 30,	Oct. 1,
	2005	2004
Revenue, net	$1,009.9	$823.6
Cost of revenue	831.6	710.5

Gross margin	178.3	113.1

Operating expenses:
Research and development	70.0	54.0
Selling, general and administrative	40.4	27.9

Total operating expenses	110.4	81.9

Operating income	67.9	31.2
Net interest and other income	2.5	—

Income before income taxes	70.4	31.2
Income tax provision	1.6	0.8

Net income	$68.8	$30.4

Net income per share:
Basic	$.32	$.15

Diluted	$.31	$.14

Weighted average shares outstanding:
Basic	212.9	205.2

Diluted	221.1	212.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	THREE MONTHS ENDED
	Sept. 30,	Oct. 1,
	2005	2004
Cash flows from operating activities
Net income	$68.8	$30.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	35.6	28.8
Stock-based compensation	6.9	0.2
Changes in:
Accounts receivable	(67.1)	(87.9)
Inventories	(19.9)	4.3
Accounts payable	79.0	100.7
Accrued expenses	(39.5)	24.4
Other	(24.2)	(7.8)

Net cash provided by operating activities	39.6	93.1

Cash flows from investing activities
Capital expenditures, net	(50.2)	(50.7)
Purchases of short-term investments	(19.0)	(42.0)
Sales of short-term investments	57.0	—

Net cash used for investing activities	(12.2)	(92.7)

Cash flows from financing activities
Issuance of common stock under employee plans	12.6	4.7
Repurchase of common stock	(14.2)	(15.0)
Repayment of long-term debt	(5.0)	(4.7)

Net cash used for financing activities	(6.6)	(15.0)

Net increase (decrease) in cash and cash equivalents	20.8	(14.6)
Cash and cash equivalents, beginning of period	485.2	345.5

Cash and cash equivalents, end of period	$506.0	$330.9

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1.7	$0.6
Cash paid during the period for interest	$0.7	$0.5
Supplemental disclosure of non-cash investing and financing activities:
Equipment additions funded by capital lease obligations	$6.0	$4.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation
     The accounting policies followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended July 1, 2005. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended July 1, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation.
     Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ from these estimates.
2.	Supplemental Financial Statement Data (in millions)

	Sept. 30,	Jul. 1,
	2005	2005
Inventories:
Finished goods	$104.8	$78.7
Work in process	53.7	59.7
Raw materials and component parts	14.3	14.5

	$172.8	$152.9

	THREE MONTHS ENDED
	Sept. 30,	Oct. 1,
	2005	2004
Net Interest and Other Income:
Interest income	$3.3	$0.8
Interest and other expense	(0.8)	(0.8)

	$2.5	$—

     Western Digital records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. This accrual is based on estimated future returns within the warranty period and costs to repair, using historical field return rates by product type and current average repair costs. Changes in the warranty accrual for the three months ended September 30, 2005 and October 1, 2004 were as follows (in millions):

	THREE MONTHS ENDED
	Sept. 30,	Oct. 1,
	2005	2004
Warranty accrual, beginning of period	$91.9	$56.8
Charges to operations	21.3	18.4
Utilization	(9.7)	(12.6)
Changes in estimate related to pre-existing warranties	(7.2)	2.7

Warranty accrual, end of period	$96.3	$65.3

     Accrued warranty also includes amounts classified in non-current liabilities of $18.2 million at September 30, 2005, $16.7 million at July 1, 2005 and $11.1 million at October 1, 2004.
3.	Income per Share
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS ENDED
	Sept. 30,	Oct. 1,
	2005	2004
Net income	$68.8	$30.4

Weighted average shares outstanding:
Basic	212.9	205.2
Employee stock options and other	8.2	7.4

Diluted	221.1	212.6

Income per share:
Basic	$.32	$.15

Diluted	$.31	$.14

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation for employee stock options. These antidilutive common share equivalents totaled 5.9 million and 9.2 million for the three months ended September 30, 2005 and October 1, 2004, respectively.
4.	Stock-Based Compensation
Stock-Based Compensation Expense
     Effective July 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123-R”). SFAS 123-R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS 123-R, the Company recognized the cost resulting from all share-based payment transactions including shares issued under the Company’s stock option plans and employee stock purchase plan (“ESPP”) in the financial statements. As a result of adopting SFAS 123-R, the Company’s income before income taxes and net income for the three months ended September 30, 2005 were $4.7 million and $4.6 million lower, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB Opinion No. 25”). Basic and diluted net income per share for the three months ended September 30, 2005 would have been $0.34 and $0.33, respectively, if the Company had not adopted SFAS 123-R. At September 30, 2005, the total compensation cost related to unvested stock options granted to employees but not yet recognized was $33.4 million and will be amortized on a straight-line basis over a weighted average period of approximately 2.3 years.
     Prior to July 2, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and ESPP) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table sets forth the computation of basic and diluted income per share for the three months ended October 1, 2004 and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

THREE
MONTHS
ENDED
Oct. 1,
2004
Net income, as reported	$30.4
Add: Stock-based employee compensation included in reported net income, net of related taxes	0.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5.9)

Pro forma net income	$24.7

Basic income per share:
As reported	$.15

Pro forma	$.12

Diluted income per share:
As reported	$.14

Pro forma	$.12

Fair Value Disclosures
     The fair value of stock options granted during the three months ended September 30, 2005 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The fair value of stock options granted during the three months ended September 30, 2005 was estimated using the following assumptions:

SEPT. 30,
2005
Suboptimal exercise factor	1.58
Range of risk-free interest rates	4.01% to 4.34%
Range of expected volatility	0.38 to 0.82
Weighted average expected volatility	0.68
Post-vesting termination rate	15.36%
Dividend yield	—
Fair value	$5.82
     The pro forma income per share information for all stock options granted on or prior to December 31, 2004 as well as ESPP shares granted prior to September 30, 2005 was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised.
     The fair value of stock options and ESPP shares granted during the three months ended October 1, 2004, have been estimated at the date of grant using a Black-Scholes-Merton model with the following weighted average assumptions:

	STOCK OPTION
	PLANS	ESPP
	OCT. 1,	OCT. 1,
	2004	2004
Option life (in years)	4.43	1.25
Risk-free interest rate	2.96%	2.02%
Stock price volatility	0.58	0.58
Dividend yield	—	—
Fair value	$3.82	$2.81
Stock Options
          The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life*	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 1, 2005	19.5	$9.39
Granted	0.2	14.27
Exercised	(0.7)	7.24
Canceled or expired	(0.4)	10.32

Options outstanding at September 30, 2005	18.6	9.52	6.05	$81.8

Exercisable at September 30, 2005	11.7	$9.21	5.26
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of September 30, 2005, the Company had options outstanding to purchase an aggregate of 15.8 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $81.8 million. During the three months ended September 30, 2005 and October 1, 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $5.4 million and $1.2 million, respectively, determined as of the date of exercise.
Employee Stock Purchase Plan
     The Company’s ESPP operated in accordance with Section 423 of the Internal Revenue Code whereby eligible employees could authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at 85% of the fair market value of common stock on the date of grant or the exercise date, whichever was less. Effective August 1, 2005, the Company suspended its ESPP.
Deferred Stock Compensation
     During the three months ended September 30, 2005, the Company expensed $2.2 million related to unvested restricted stock awards of which $0.8 million represented the incremental cost from modifications of pre-existing awards. Additionally, the Company granted 1.3 million shares of restricted stock during the period with an aggregate market value of $18.5 million. As of September 30, 2005, the aggregate unamortized fair value of all unvested restricted stock awards was $29.7 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.3 years.

5.	Short-term Borrowings and Long-term Debt
     Short-term borrowings and long-term debt consisted of the following as of September 30, 2005 and July 1, 2005 (in millions):

	SEPT. 30,	JUL. 1,
	2005	2005
Term loan	$34.4	$37.5
Capital lease obligations	19.3	15.2

Total	53.7	52.7
Less amounts due in one year	(22.2)	(20.1)

	$31.5	$32.6

     The Company has a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $34 million as of September 30, 2005. Both the revolving credit facility and the term loan mature on September 19, 2008 and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the three months ended September 30, 2005, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 5.75%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At September 30, 2005, $88 million was available for borrowing under the revolving credit line and the Company had $3 million in outstanding letters of credit. As of September 30, 2005 the Company was in compliance with all covenants related to the Senior Credit Facility.
6.	Amortization of Intangibles
     In June 2003, Read-Rite Corporation (“Read-Rite”), then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the three months ended September 30, 2005 and October 1, 2004 the Company recorded $1.8 million and $3.7 million, respectively, of amortization expense related to these intangible assets. Amortization expense is estimated to be $4.4 million, $3.4 million and $3.4 million for fiscal years 2006, 2007 and 2008, respectively.
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
     On July 4, 2005, the Company entered into a Settlement and License Agreement with Papst. In connection with the settlement, the Company made a one-time payment of $24 million to Papst on July 29, 2005, of which $19 million represented a charge to selling, general and administrative expense for the Company’s fiscal fourth quarter of 2005 and $5 million had been accrued in a prior year. In exchange for the payment, Papst has dismissed with prejudice its lawsuit pending against the Company, granted the Company a fully-paid license to certain patents owned by Papst, and released the Company of all past, present and future claims alleging infringement by the Company of those Papst patents. The Settlement and License Agreement resolved all outstanding litigation between the two companies without any admission of infringement by the Company.

     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided for at September 30, 2005, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
8.	New Accounting Standards
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends Accounting Research Board No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 in its first quarter of fiscal year 2006. The adoption of SFAS 151 did not have a material impact on the Company’s results of operations or financial position.
     In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 in its first quarter of fiscal year 2006. The adoption of FIN 47 did not have a material impact on the Company’s results of operations or financial position.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB Opinion No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods, and is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K as of and for the year ended July 1, 2005.
     Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters. As used herein under Risk Factors That May Affect Future Results, the terms “we”, “us” and “our” refer to Western Digital Corporation, and its subsidiaries.
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
     Examples of forward-looking statements include, but are not limited to statements concerning: growth in demand for and unit shipments of hard disk drives in the desktop PC market and factors contributing to such growth; the growth rate of the mobile computing market relative to the desktop PC market; expansion of the market for consumer applications for hard disk drives; the Company’s expansion into the CE market and planned entrance into 1.0-inch hard disk drive market and use of hard disk drives in consumer products; expansion of the SATA interface in desktop PCs and growth and acceptance of SATA interfaces in enterprise hard disk drives; growth in demand for hard disk drives in the CE market (including multi-media applications) and mobile markets; increase in sales of notebook systems and the Company’s on-going volume ramp of its Scorpio 2.5-inch hard disk drives; the Company’s planned use of perpendicular recording in certain products; trends regarding areal density growth rates; the Company’s expectations regarding traditional seasonal demand trends for the hard disk drive industry in the December quarter; the Company’s expectations for revenue and gross margin percentage for the December quarter; the Company’s expectations of seasonal price declines and expected operational efficiencies; the Company’s expectations regarding its repurchase of stock under its stock repurchase program; the Company’s expectations regarding capital expenditures for 2006; the Company’s beliefs regarding the sufficiency of its cash, cash equivalents and short-term investments to meet its working capital needs; and the Company’s expectations regarding its utilization of its liquidity and cash flows; and the Company’s expectations regarding the impact of new accounting standards.
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
     The Company’s hard disk drives are used in applications such as desktop personal computers (“PCs”), notebook computers, enterprise applications such as servers, workstations, network attached storage devices and storage area networks, and in consumer electronics (“CE”) applications such as personal/digital video recorders (“DVRs”) and satellite and cable set-top boxes (“STBs”). In addition, the Company’s hard disk drives are used in external hard disk drive products that feature high speed buses such as 1394/FireWire™/iLink™, Universal Serial Bus (“USB”) and Ethernet.
     Hard disk drives provide non-volatile data storage, which means that the data is not lost when power is no longer applied to the device. The Company’s hard disk drive products currently include 3.5-inch and 2.5-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 40 gigabytes (“GB”) to 400 GB, nominal rotation speeds of 5400, 7200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 80 GB, nominal rotation speed of 5400 RPMs, and offer the EIDE interface. In addition, the Company has announced that it has plans to enter the 1.0-inch hard disk drive market in the future. The Company anticipates that 1.0-inch hard disk drive products could be used in a variety of handheld consumer devices such as digital audio players, digital still image cameras, digital video cameras and mobile phones. In addition, some mobile phone manufacturers and service providers have begun to integrate telephony, Internet and broadcast media.
     The Company sells its products worldwide to original equipment manufacturers (“OEMs”) for inclusion in computer systems or subsystems, and to distributors, resellers and retailers. The Company’s hard disk drive products are currently manufactured in Malaysia and Thailand.
Market Overview
     For calendar year 2004, the Company believes that the total market for hard disk drives was more than 300 million units, or almost $24 billion in sales. Over half of these unit shipments were to the desktop PC market. Thus, total hard disk drive unit growth depends greatly on developments in the PC market. WD believes that the demand for hard disk drives in the PC market will continue to grow in part due to:
•	the overall growth of PC sales in established markets;

•	the growth in emerging economies, such as Brazil, Russia, India and China, driving the increased deployment of personal computers;

•	the increasing needs of businesses and individuals to store larger amounts of data on their PCs;

•	the increasing sales of notebook computers that may have shorter replacement cycles and/or additional sales for individuals to have both a desktop and a notebook computer;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including downloading content from the Internet onto PC hard disk drives.
     The Company believes the rate of hard disk drive unit growth in the desktop PC market at present is affected by several factors, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Eastern Europe and Asia, the lengthening of PC replacement cycles and an increasing preference for notebook computers.
     The Company currently expects the mobile computing market, which is primarily notebook computers, to grow faster than the desktop PC market over the next three years. Western Digital entered the mobile hard disk drive market in the first quarter of fiscal year 2005, commencing volume production of its WD Scorpio™ family of 2.5-inch hard disk drives for notebook computers.
     As the market for consumer applications expands, additional investments by the Company will be required. For example, CE products such as handheld digital audio players currently utilize sub-2.5-inch form factor hard disk drives. In January 2005, Western Digital announced it has plans to enter the sub-2.5-inch hard disk drive market in the future with a 1.0-inch product. In addition, while CE products may require hard disk drives that are similar in nature to desktop hard disk drives, these products have often required specialized features or functions requiring additional development versus desktop products.
     The enterprise market for hard disk drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. Western Digital serves this market with hard disk drives using the SATA interface. The SATA interface contains many of the same benefits of the small-computer-systems-interface, or “SCSI” — the predominant interface currently used in most enterprise hard disk drive applications. WD believes that the enterprise market has two distinct sub-markets: a marketplace for high performance enterprise hard disk drives and a marketplace for high capacity enterprise hard disk drives. The Company believes that acceptance of SATA in both of these enterprise sub-markets is growing. Additionally, WD offers high capacity, high reliability Parallel Advanced Technology Attachment (“PATA”) enterprise products to service video surveillance and similar PATA-based systems.
First Quarter Overview
     WD’s net revenue for the first quarter of 2006 totaled $1.0 billion, an increase of 23% over the prior year’s first quarter and 7% over the fourth quarter of 2005. During the September quarter, 25% of WD’s revenue was derived from non-desktop PC sources including CE products, enterprise applications, notebook computers and retail sales as compared to 20% in the prior year. Gross margin increased to 17.7% in the first quarter of 2006 from 13.7% in the first quarter of 2005. Operating income for the first quarter was $68 million, an increase of $37 million over the prior year. Operating margins increased to 6.7% as a percentage of net revenue in the first quarter of 2006 compared with 3.8% in the first quarter of 2005. Western Digital generated $40 million in cash flow from operations during the first quarter of 2006 finishing the quarter with $581 million in cash, cash equivalents and short-term investments, a decrease of $17 million from the July 1, 2005 balance.
     Western Digital currently anticipates traditional December quarter seasonal demand trends for the hard-disk drive industry. The Company also expects to benefit from the ongoing volume ramp of its 2.5-inch hard disk drives. Given these factors, the Company currently estimates revenue for the December quarter to be between $1.025 billion and $1.075 billion. WD also anticipates that the impact from modest seasonal price declines in the December quarter will be partially offset by continued operational efficiencies. As a result of these factors, gross margin percentage for the December quarter is currently estimated to be approximately the same as that of the September quarter.
Results of Operations
     The following table sets forth, for the periods indicated, summary information from the Company’s statements of income (dollars in millions):

	THREE MONTHS ENDED
	SEPT. 30, 2005		OCT. 1, 2004
Revenue, net	$1,010	100.0%	$824	100.0%
Gross margin	178	17.7	113	13.7
Total operating expenses	110	10.9	82	9.9
Operating income	68	6.7	31	3.8
Net income	69	6.8	30	3.7
Net Revenue
     Net revenue was $1.0 billion for the first quarter of 2006, an increase of 23% or $186 million over the first quarter of 2005. Total unit shipments increased to 17.1 million for the first quarter of 2006 as compared to 14.2 million for the first quarter of 2005. This unit increase resulted from the Company’s higher desktop market share, stronger overall demand for hard disk drives in the desktop PC market and WD’s increasing focus on the non-desktop PC market. For example, WD shipped 1.1 million units to the mobile PC market in the first quarter of 2006 as compared to one thousand units in the first quarter of 2005. WD also shipped 1.3 million units to the DVR market in the first quarter of 2006 as compared to 0.6 million units in the first quarter of 2005. The increase in net revenue was also impacted by a $1 per unit increase in average selling prices (“ASPs”) over the first quarter of 2005 to $59 per unit for the first quarter of 2006. This improvement in ASPs was primarily attributable to an increase in the average storage capacity of hard disk drives sold in the first quarter of 2006.
     Revenue contribution by geographic region for the first quarter of 2006 was 36% from the Americas, 29% from Europe and 35% from Asia compared to 40%, 30% and 30%, respectively, for the first quarter of 2005. These changes reflect the Company’s continued focus on revenue growth in emerging geographic markets, primarily in Asia.
     Revenue contribution by sales channel for the first quarter of 2006 was 55% from OEMs, 39% from distributors and 6% from the retail channel, compared to 59%, 35% and 6%, respectively, for the first quarter of 2005.
Gross Margin
     Gross margin percentage increased to 17.7% for the three months ended September 30, 2005 from 13.7% for the three months ended October 1, 2004. The increase in gross margin percentage over the prior year was due to several factors, including: (1) manufacturing efficiencies resulting from higher production volumes, (2) higher manufacturing yields and lower customer returns resulting from ongoing quality improvements, (3) a more balanced sales channel mix between OEM and distribution customers and (4) a less aggressive pricing environment. During the three months ended September 30, 2005, the Company’s warranty accrual for prior quarters’ shipments was favorably adjusted by approximately $7 million as a result of the aforementioned improvements in quality and customer return rates.
Operating Expenses
     Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), were 10.9% of net revenue in the three months ended September 30, 2005, as compared to 9.9% of net revenue in the three months ended October 1, 2004. Operating expenses for the first quarter of 2006 increased by $29 million over the prior year. The increase in operating expenses was partially attributable to an increase in stock compensation of $7 million, of which $5 million related to the expensing of stock options and the Company’s ESPP resulting from the adoption of SFAS 123-R.
     R&D expense was $70 million for the three months ended September 30, 2005, an increase of $16 million over the three months ended October 1, 2004. The increase in R&D expense was primarily related to development of new product platforms in support of WD’s entry into new markets, expenditures for advanced head technologies, an increase of $5 million in employee incentive compensation programs and $3 million for the expensing of stock options and the Company’s ESPP.
     SG&A expense was $40 million for the three months ended September 30, 2005, an increase of $13 million over the three months ended October 1, 2004. The increase in SG&A expense was primarily due to an expansion of sales resources to support increasing PC demand in certain geographic regions and the growing mobile and CE markets, $3 million of bad debt expense, an increase of $3 million in employee incentive compensation programs and $2 million for the expensing of stock options and the Company’s ESPP.
Income Tax Provision
     The Company’s income tax provision for the three months ended September 30, 2005 was $1.6 million or 2.3% as a percentage of income before taxes. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2019.
Liquidity and Capital Resources
     The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A large portion of Western Digital’s available funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. Western Digital ended the first quarter of 2006 with total cash, cash equivalents and short-term investments of $581 million, a decrease of $17 million from July 1, 2005. The decrease in cash, cash equivalents and short-term investments was comprised of a $38 million decrease in short-term investments (see “Investing Activities” below), partially offset by an increase in cash and cash equivalents of $21 million. The following table summarizes the Company’s statements of cash flows for the three months ended September 30, 2005 and October 1, 2004 (in millions):

	THREE MONTHS ENDED
	Sept. 30,	Oct. 1,
	2005	2004
Net cash flow provided by (used for):
Operating activities	$40	$93
Investing activities	(12)	(93)
Financing activities	(7)	(15)

Net increase (decrease) in cash and cash equivalents	$21	$(15)

Operating Activities
     Net cash provided by operating activities during the first quarter of 2006 was $40 million as compared to $93 million during the first quarter of 2005. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents the Company’s principal source of cash. Net cash used to fund working capital changes was $72 million for the first quarter of 2006 as compared to net cash provided by working capital of $34 million for the first quarter of 2005.
     Western Digital’s working capital requirements depend upon the effective management of its cash conversion cycle, which measures how quickly a company can convert its products into cash through sales. The cash conversion cycles for the first quarters of 2006 and 2005 were as follows:

	THREE MONTHS ENDED
	Sept. 30,	Oct. 1,
	2005	2004
Days sales outstanding	42	44
Days in inventory	19	19
Days payables outstanding	(71)	(69)

Cash conversion cycle	(10)	(6)

     The improvement in the cash conversion cycle for the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to better alignment in the timing of the Company’s inventory build and sales schedules. This improvement in the Company’s cash conversion cycle was offset by payments for incentive compensation, a legal settlement, and prepayments to suppliers in the first quarter of 2006.
Investing Activities
     Net cash used in investing activities for the first quarter of 2006 was $12 million as compared to $93 million for the first quarter of 2005. During the first quarter of 2006, cash used in investing activities consisted of $50 million for capital expenditures, partially offset by a $38 million net decrease in short-term investments. The net cash used in investing activities for the first quarter of 2005 consisted of $51 million for capital expenditures and $42 million for the purchase of short-term investments. Capital expenditures in the first quarters of both 2006 and 2005 were primarily related to assets purchased to upgrade the Company’s head manufacturing capabilities, increased desktop and 2.5-inch hard disk drive production capabilities and for the normal replacement of existing assets. The decrease in short-term investments in the first quarter of 2006 as compared to the first quarter of 2005 was a result of sales of auction rate securities. For 2006, capital expenditures are expected to be approximately $275 million to $300 million. This increase in capital expenditures is expected to consist primarily of investments in advanced head technologies, new product platforms and capacity for WD’s broadening and growing product portfolio.

Financing Activities
     Net cash used in financing activities for the first quarter of 2006 was $7 million as compared to net cash used in financing activities of $15 million for the first quarter of 2005. The net cash used in financing activities for the first quarter of 2006 consisted of $14 million used for common stock repurchases and $5 million for debt payments partially offset by $12 million received upon issuance of common stock under employee plans. The net cash used in financing activities for the first quarter of 2005 consisted primarily of $14 million used for common stock repurchases and $5 million for debt payments partially offset by $5 million received upon issuance of common stock under employee plans.
Capital Commitments
          Line of Credit —The Company has a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $34 million as of September 30, 2005. Both the revolving credit facility and the term loan mature on September 19, 2008 and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the three months ended September 30, 2005, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 5.75%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At September 30, 2005, $88 million was available for borrowing under the revolving credit line and the Company had $3 million in outstanding letters of credit. As of September 30, 2005 the Company was in compliance with all covenants related to the Senior Credit Facility.
     Purchase Orders — In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of hard disk drive components used to manufacture the Company’s products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In some cases the Company may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process.
     The Company has entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quality specifications or future price negotiations. In conjunction with these agreements, the Company has advanced approximately $33 million related to 2006 purchase commitments, which is included in other current assets as of September 30, 2005.
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Capital Commitments” in the Company’s Annual Report on Form 10-K as of and for the year ended July 1, 2005 for further discussion of the Company’s purchase orders and purchase agreements and the associated dollar amounts.
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
     Indemnifications — In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances.
     It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements.
     Stock Repurchase Program — WD announced a stock repurchase program on May 5, 2004. Under the program, the Company may purchase on the open market up to $100 million of its common stock depending on market conditions and other corporate considerations. Stock repurchases are expected to be funded principally by operating cash flow. During the first quarter of 2006, WD repurchased 1.1 million shares of common stock at a total cost of $14 million. In addition, between October 1, 2005 and November 4, 2005 the Company purchased 0.8 million shares at a cost of approximately $10 million. Since the inception of the program and through November 4, 2005, the Company has repurchased 8.6 million shares for a total cost of $85 million (including commissions). WD may continue to repurchase its stock as it deems appropriate and market conditions allow.
     Western Digital believes its current cash, cash equivalents and short-term investments will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, WD’s ability to sustain its working capital position is dependent upon a number of risks and other factors that may affect the Company’s business. See below under the heading “Risk Factors That May Affect Future Results.” The Company currently anticipates that it will continue to utilize its liquidity and cash flows primarily to improve the efficiency and capability of its existing hard disk drive and head manufacturing operations.
Critical Accounting Policies
     The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and equity. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
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
Litigation and Other Contingencies
     Western Digital applies Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and reasonably estimable. (Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7 “Legal Proceedings” included in this Quarterly Report on Form 10-Q) The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
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

Stock-Based Compensation
     Western Digital accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”). Under the fair value recognition provisions of SFAS 123-R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under SFAS 123-R, the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual estimated forfeitures differ significantly from the original estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted.
     Prior to the adoption of SFAS 123-R, the Company accounted for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and ESPP) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB Opinion No. 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
     The fair values of all stock options granted subsequent to December 31, 2004 were estimated using a binomial model and the fair values of all options granted prior to December 31, 2004 and all Employee Stock Purchase Plan shares were estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black Scholes models require the input of highly subjective assumptions.
New Accounting Standards
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends Accounting Research Board No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 in its first quarter of fiscal year 2006. The adoption of SFAS 151 did not have a material impact on the Company’s results of operations or financial position.
     In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 in its first quarter of fiscal year 2006. The adoption of FIN 47 did not have a material impact on the Company’s results of operations or financial position.
          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB Opinion No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods, and is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial statements.

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
     To achieve consistent success with our customers who manufacture computers, systems and consumer electronic products, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:
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
     Product life cycles have been extending since the middle of calendar year 2002 due in large part to a decrease in the rate of hard disk drive areal density growth. However, there can be no assurance that this trend will continue. If longer product life cycles continue, we may need to develop new technologies or programs to reduce our costs on any particular product in order to maintain competitive pricing for that product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. If product life cycles shorten, it may be more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.

Product life cycles in the hard disk drive market require continuous technical innovation associated with higher areal densities.
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
     Currently the hard disk drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. However, the industry is developing and now implementing new recording technologies that may enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular, current perpendicular-to-plane, and tunneling junction technology, each of which represent a significant change in fundamental recording technology. The industry is experiencing a fundamental shift in recording technology, and hard disk drive manufacturers need to timely adjust their designs and processes to accommodate the new technology in order to remain competitive. As a result, we could incur substantial costs in developing new technologies, media, and tools to remain competitive. We may also become more dependent on suppliers to ensure our access to components that accommodate the new technology. These results would increase our operating costs, which may negatively impact our operating results.
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
     Historically, the industry has experienced periods of increased areal density growth rates. Although in recent years there has been a decrease in the rate of areal density growth, if industry conditions return to periods of increased growth rates, the rate of increase in areal density may exceed the increase in our customers’ demand for aggregate storage capacity. This could lead to our customers’ storage capacity needs being satisfied with lower capacity hard disk drives at lower prices, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our results of operations.
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

     In addition, we expect that the consumer market for multi-media applications, including audio-video products, incorporating high capacity, handheld consumer storage will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, or other products outside of the CE market, may require attributes not currently offered in our products, which have resulted in a need to expend capital to develop new interfaces, form factors, technical specifications or hard disk drive features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in using our hard disk drive technology and expertise to develop new products for the emerging CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.
Current or future competitors may gain a technology advantage or develop an advantageous cost structure that we cannot match.
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
     Higher capacity storage needs have typically been better served by magnetic hard disk drives than flash memory as hard disk drive manufacturers can offer better value at high capacities, while lower capacity needs are usually adequately served by solid state storage such as NAND flash memory technology. Advances in magnetic, optical, semiconductor or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. High-speed semiconductor memory has begun to compete with sub-2.5-inch hard disk drive products, and we have announced plans to introduce a 1.0-inch hard disk drive product in the future.
     A low cost structure is important to the success of our business. If our competitors are able to achieve a lower cost structure for manufacturing hard disk drives, and we are unable to match their cost structure, we could be at a competitive disadvantage to those competitors as they may be able to sell hard disk drives at lower prices while remaining profitable.
If we do not successfully expand into new hard disk drive markets, our business may suffer.
     To remain a significant supplier of hard disk drives, we will need to offer a broad range of hard disk drive products to our customers. We currently offer a variety of 3.5-inch hard disk drives for the desktop computer, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard disk drives for the mobile, CE and external storage markets. However, demand for hard disk drives may shift to products in smaller form factors, which our competitors may already offer. We have announced that we have plans to enter into the sub-2.5-inch hard disk drive market in the future with a 1.0-inch hard disk drive product. We face various challenges in manufacturing a 1.0-inch hard disk drive because it requires the development of new manufacturing technologies and processes. If we are not able to adequately address these challenges, our expected shipment of this product may be delayed, resulting in a delay in our ability to realize revenue from this product.
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
     While we continue to develop new products and look to expand into other applications, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products may have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. If we fail to successfully develop and manufacture new products, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products.
If we do not successfully continue to expand into the mobile computer market, our business may suffer.
     We began shipping 2.5-inch form factor hard disk drives for the mobile market during calendar year 2004. Although many of our customers who purchase 3.5-inch form factor hard disk drives also purchase the 2.5-inch form factor drives, the markets are characterized by different competitors, different sales channels and different overall requirements. If we are unable to adapt to these differences and meet the new requirements, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer. In addition, if we continue to incur significant costs in manufacturing and selling the 2.5-inch hard disk drives, and if we are unable to recover those costs from sales of the products, then we may not be able to compete successfully in this market and our operating results may suffer.
Sales in the distribution channel are important to our business, and if we fail to maintain brand preference with our distributors or if distribution markets for hard disk drives weaken, our operating results could suffer.
     Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. If we fail to remain competitive in terms of our technology, quality, service and support, our distribution customers may favor our competition, and our operating results could suffer. We also face significant risk in the distribution market for hard disk drives. If the distribution market weakens as a result of a slowing PC growth rate, technology transitions or a significant change in consumer buying preference from white box to branded PCs, or we experience significant price declines due to oversupply in the distribution channel, then our operating results would be adversely affected.
Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our retail products, our operating results could suffer.
     We sell our retail-packaged products directly to a select group of major retailers such as computer superstores and CE stores, and authorize sales through distributors to other retailers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at major retailers, which could result in lower gross margins. If we fail to successfully maintain a customer preference for Western Digital brand products, our operating results may be adversely affected. In certain markets, we are trying to grow market share, and in the process may face strong competition, which could result in lower gross margins. We will continue to introduce new products in the retail market that incorporate our disk drives. There can be no assurance that these products gain market acceptance, and if they do not, our operating results could suffer.
To develop new products, we must maintain effective partner relationships with our major component suppliers.
     Under our business model, we do not manufacture any of the component parts used in our hard disk drives, other than heads. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard disk drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

Dependence on a limited number of qualified suppliers of components and manufacturing equipment could lead to delays, lost revenue or increased costs.
     Certain components are available from a limited number of suppliers. Because we depend on a limited number of suppliers for certain hard disk drive components and manufacturing equipment, an increase in the cost of such components or equipment, an extended shortage of required components or equipment, failure of a key supplier’s business process, or the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements could significantly harm our operating results. Our future operating results may also depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volumes to meet our production requirements. A number of the components that we use are available from only a single or limited number of qualified outside suppliers, and may be used across multiple product lines. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries, resulting in a supply reduction, or a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. For example, the hard disk drive industry is currently facing a tightness in the availability of media (rotating magnetic disks) components, and there are currently only three suppliers of aluminum media and three suppliers of glass media in the market. We may experience production delays if we are unable to obtain the necessary components or sufficient quantities of components. If a component becomes unavailable, we could suffer significant loss of revenue.
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions or when our component needs change. In addition, we may enter into contractual commitments with certain component suppliers in an effort to increase and stabilize the supply of those components, and enable us to purchase such components at favorable prices. These commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier.
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
     The cost and availability of certain commodity materials used to manufacture hard disk drives and key components is critical to our success. Shortages of materials such as steel and aluminum increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. The rising cost of oil also increases our costs and may result in lower operating margins if we are unable to pass such increased costs through to our customers.
Our head manufacturing operations may result in additional costs and risks to our business.
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

     In addition, we may incur additional risks, including:
•	insufficient head sources in the event that we are unable to manufacture a sufficient supply of heads to satisfy our needs;

•	third party head suppliers may not continue to do business with us or may not do business with us on the same terms and conditions we have previously enjoyed;

•	claims that our manufacturing of heads may infringe certain intellectual property rights of other companies; and

•	difficulties locating suitable manufacturing equipment for our head manufacturing processes and replacement parts for such equipment.
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
     As a result of our head manufacturing operations, we are developing and manufacturing a substantial portion of the heads used in the hard disk drives we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers. Technology transition for head designs is critical to increasing our volume production of heads. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not effectively transition our head design and head technology in order to achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs. For example, we anticipate using perpendicular recording heads in certain products in the future. If we fail to develop new technologies such as perpendicular recording in a timely manner, or if we encounter quality problems with the heads we manufacture, and if we do not have access to external sources of supply that incorporate new technologies, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer.
We have high-volume hard disk drive manufacturing facilities in Malaysia and Thailand, which subjects us to the risk of damage or loss of any of these facilities.
     Our hard disk drives are manufactured in facilities in Malaysia and Thailand. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects any of these facilities or our ability to manufacture could limit the total volume of hard disk drives we are able to manufacture and result in a loss of sales and revenue and harm our operating results.
Our head manufacturing operations include a single wafer fabrication facility in Fremont, California and a single head gimbal/head stack assembly facility in Bang Pa-In, Thailand, which subjects us to the risk of damage or loss to either of these facilities.
     We design and manufacture a substantial portion of the heads required for the hard disk drives we manufacture. We fabricate wafers in our Fremont, California facility, and the wafers are then sent to our Thailand facility for slider fabrication/wafer slicing, HGA assembly and testing, and HSA assembly and testing. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects our facility in Fremont, California or Bang Pa-In, Thailand would significantly affect our supply of heads and limit our ability to manufacture hard disk drives and could result in a loss of sales and revenue and harm our operating results.

Manufacturing our products abroad subjects us to numerous risks.
     We are subject to risks associated with our foreign manufacturing operations, including:
•	obtaining requisite United States of America and foreign governmental permits and approvals;

•	currency exchange rate fluctuations or restrictions;

•	political instability and civil unrest;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor problems;

•	trade restrictions or higher tariffs;

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.
Fluctuations in currency exchange rates as a result of our international operations may negatively affect our operating results.
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
     If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated.
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
     Some of our competitors earn a significant portion of their revenue from business units outside the hard disk drive industry. Because they do not depend solely on sales of hard disk drives to achieve profitability, they may be able to sell hard disk drives at lower margins and still remain profitable. In addition, if these competitors can increase sales of non-hard disk drive products to the same customers, they may benefit from selling their hard disk drives at low margins. Our results of operations may be adversely affected if we can not successfully compete with these companies.
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
     In addition, although we receive forecasts from our customers, they are not obligated to purchase the forecasted amounts. In particular, sales volumes in the distribution channel are volatile and harder to predict than sales to our OEM customers. We consider these forecasts in determining our component needs and our inventory requirements. If we fail to accurately forecast our customers’ product demands, we may have inadequate or excess inventory of our products or components, which could adversely affect our operating results.
Loss of market share with a key customer could harm our operating results.
     A majority of our revenue comes from a few customers. For example, during the first quarter of 2006, one customer, Dell, accounted for 11% of our revenue, and sales to our top 10 customers, including Dell, accounted for 48% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship then our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

Environmental costs could harm our operating results.
     We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the Waste Electrical and Electronic Equipment (WEEE) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including hard disk drives, put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we manufacture or sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.
     In connection with our compliance with such environmental laws and regulations, we could incur substantial costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines and liability to our customers. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant capital expenses in connection with a violation of these laws, our financial condition or operating results could suffer.
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
     Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us.. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and results of operations.
Increases in our customers’ credit risk could result in credit losses and an increase in our operating costs.
     Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Any credit losses we may suffer as a result of this increased risk, or as a result of credit losses from any significant customer, would increase our operating costs, which may negatively impact our operating results.

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
Rapidly changing market conditions in the hard disk drive industry make it difficult to predict actual results.
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
     The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:
•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard disk drive, computer, data and content management, storage and communication industries; and

•	changes in financial estimates by securities analysts relating specifically to us or the hard disk drive industry in general.
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
     Due to the risks described herein, in the future we may be unable to maintain adequate financial resources for capital expenditures, expansion or acquisition activity, working capital and research and development. We have a credit facility which matures on September 19, 2008. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot ensure that additional financing will be available to us or available on acceptable terms. An equity financing could also be dilutive to our existing stockholders.

If our internal controls are found to be ineffective in future periods, our financial results or our stock price may be adversely affected.
     Our evaluation resulted in our conclusion that as of September 30, 2005, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002, our disclosure controls and procedures were effective at the reasonable assurance level. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective in future periods, our financial results or our stock price may be adversely affected.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency expenses. The contract maturity dates do not exceed six months. The Company does not purchase short-term forward exchange contracts for speculative purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, the Euro and the British Pound Sterling. Thai Baht contracts are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, while all other contracts are designated as fair value hedges under Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.”
     As of September 30, 2005, the Company had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	September 30, 2005
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)
Foreign currency forward contracts:
Thai Baht	$132.7	41.18	$(0.2)
Euro	$1.7	0.83	—
British Pound Sterling	$1.2	0.57	—

*	Expressed in units of foreign currency per dollar.
     During the three month periods ended September 30, 2005 and October 1, 2004, total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
     Variable Interest Rate Risk
     At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments would also increase. At September 30, 2005, the Company had a $34 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.3 million annually.

Item 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides information about repurchases by the Company of its common stock during the quarter ended September 30, 2005:

				Total Number of	Maximum Value of
				Shares Purchased as	Shares that May Yet
	Total Number			Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share	Program	Program(1)
July 2, 2005 — July 29, 2005	—		$—	—	$39,297,114
July 30, 2005 — August 26, 2005	—		$—	—	$39,297,114
August 27, 2005 — September 30, 2005	1,071,814	(2)	$13.28	1,062,600	$25,185,277

Total	1,071,814		$13.28	1,062,600	$25,185,277

(1)	On May 5, 2004, the Company announced that its Board of Directors had authorized the Company to repurchase up to $100 million of the Company’s common stock in open market transactions. The program does not have an expiration date.

(2)	Represents 1,062,600 shares purchased in open-market transactions and 9,214 shares delivered by employees to the Company to satisfy tax-withholding obligations upon the vesting of restricted stock.
The Company’s $125 million Senior Credit Facility prohibits the Company from paying cash dividends on its common stock.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001)

3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002 (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as adopted September 20, 2005, Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 26, 2005)

10.15	Employment Agreement, dated as of August 25, 2005, between Western Digital Corporation and Matthew E. Massengill (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on October 26, 2005) *

10.24.1	First Amendment to Sublease, dated as of September 28, 2005, by and between Advanced Logic Research, Inc. and Western Digital Technologies, Inc. †

10.32.3	Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION
Registrant

/s/ Stephen D. Milligan

Stephen D. Milligan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph R. Carrillo

Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: November 8, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on April 6, 2001 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001)

3.2	Certificate of Amendment of Certificate of Incorporation of Western Digital Corporation, filed with the office of the Secretary of State of the State of Delaware on January 8, 2002 (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-107227), as filed with the Securities and Exchange Commission on July 22, 2003)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as adopted September 20, 2005, Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 26, 2005)

10.15	Employment Agreement, dated as of August 25, 2005, between Western Digital Corporation and Matthew E. Massengill (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on October 26, 2005) *

10.24.1	First Amendment to Sublease, dated as of September 28, 2005, by and between Advanced Logic Research, Inc. and Western Digital Technologies, Inc. †

10.32.3	Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.