Form 10-Q
period 2005-12-30
WESTERN DIGITAL CORP
filed 2006-02-08
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of the close of business on January 27, 2006, 219.3 million shares of common stock, par value $.01 per share, were issued and outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets — December 30, 2005 and July 1, 2005	3
Condensed Consolidated Statements of Income — Three and Six Months Ended December 30, 2005 and December 31, 2004	4
Condensed Consolidated Statements of Cash Flows — Six Months Ended December 30, 2005 and December 31, 2004	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 6. Exhibits	37
Signatures	39
Exhibit 3.1
Exhibit 10.1.3
Exhibit 10.6
Exhibit 10.7
Exhibit 10.27.3
Exhibit 10.29.2
Exhibit 10.29.3
Exhibit 10.35.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
     Western Digital Corporation (the “Company”, “Western Digital” or “WD”) has a 52 or 53-week fiscal year, which typically ends on the Friday nearest to June 30. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its fourth fiscal quarter. The quarters ended December 30, 2005, and December 31, 2004, were 13 weeks. Fiscal year 2006 will be comprised of 52 weeks and will end on June 30, 2006. Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.
     The information on the Company’s Web site, http://www.westerndigital.com, is not incorporated by reference in this Quarterly Report on Form 10-Q.
     Western Digital® is a registered trademark, and the Western Digital logo is a trademark, of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	DEC. 30,	JUL. 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$550.2	$485.2
Short-term investments	94.5	113.2
Accounts receivable, net	428.3	402.9
Inventories	168.3	152.9
Other	83.3	27.0

Total current assets	1,324.6	1,181.2
Property and equipment, net	433.7	395.0
Intangible and other assets	20.1	12.4

Total assets	$1,778.4	$1,588.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580.2	$569.1
Accrued expenses	135.3	154.1
Accrued warranty	76.6	75.2
Current portion of long-term debt	24.9	20.1

Total current liabilities	817.0	818.5
Long-term debt	31.9	32.6
Other liabilities	35.5	35.4

Total liabilities	884.4	886.5
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 217.5 and 214.6 shares, respectively	2.2	2.1
Additional paid-in capital	704.0	696.2
Retained earnings	188.6	15.5
Treasury stock — common shares at cost; 0.1 and 0.9 shares, respectively	(0.8)	(11.7)

Total shareholders’ equity	894.0	702.1

Total liabilities and shareholders’ equity	$1,778.4	$1,588.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DEC. 30,	DEC. 31,	DEC. 30,	DEC. 31,
	2005	2004	2005	2004
Revenue, net	$1,117.1	$954.9	$2,127.0	$1,778.5
Cost of revenue	888.8	804.7	1,720.4	1,515.2

Gross margin	228.3	150.2	406.6	263.3

Operating expenses:
Research and development	76.2	59.7	146.2	113.7
Selling, general and administrative	47.8	33.9	88.2	61.8

Total operating expenses	124.0	93.6	234.4	175.5

Operating income	104.3	56.6	172.2	87.8
Non-operating income:
Interest income	3.7	1.7	7.1	2.5
Interest and other expense	0.9	0.9	1.8	1.7

Total non-operating income	2.8	0.8	5.3	0.8

Income before income taxes	107.1	57.4	177.5	88.6
Income tax provision	2.8	1.4	4.4	2.2

Net income	$104.3	$56.0	$173.1	$86.4

Income per common share:
Basic	$.49	$.27	$.81	$.42

Diluted	$.47	$.26	$.78	$.41

Weighted average shares outstanding:
Basic	212.8	205.1	212.9	205.1

Diluted	221.5	213.6	221.3	213.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	SIX MONTHS ENDED
	DEC. 30,	DEC. 31,
	2005	2004
Cash flows from operating activities
Net income	$173.1	$86.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	74.2	61.0
Stock-based compensation	15.8	0.5
Asset abandonment charge	7.0	—
Changes in:
Accounts receivable	(25.4)	(77.3)
Inventories	(15.4)	30.4
Accounts payable	11.1	86.6
Accrued expenses	(17.4)	52.8
Prepaid expenses	(56.3)	0.2
Other	(10.5)	(4.5)

Net cash provided by operating activities	156.2	236.1

Cash flows from investing activities
Capital expenditures, net	(102.2)	(105.5)
Purchases of short-term investments	(54.0)	(73.7)
Sales of short-term investments	72.7	—

Net cash used in investing activities	(83.5)	(179.2)

Cash flows from financing activities
Issuance of common stock under employee plans	29.2	17.1
Repurchase of common stock	(26.3)	(23.3)
Repayment of long-term debt	(10.6)	(9.7)

Net cash used in financing activities	(7.7)	(15.9)

Net increase in cash and cash equivalents	65.0	41.0
Cash and cash equivalents, beginning of period	485.2	345.5

Cash and cash equivalents, end of period	$550.2	$386.5

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2.8	$1.1
Cash paid during the period for interest	$1.5	$1.0
Supplemental disclosure of non-cash investing and financing activities:
Equipment additions funded by capital lease obligations	$14.7	$4.3
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
2. Supplemental Financial Statement Data (in millions)

	DEC. 30,	JUL. 1,
	2005	2005
Inventories:
Raw materials and component parts	$17.6	$14.5
Work in process	58.4	59.7
Finished goods	92.3	78.7

	$168.3	$152.9

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. This accrual is based on estimated future returns within the warranty period and costs to repair, using factory test data, historical field returns and current average repair costs by product type. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations at any time during the warranty period, a change in the warranty provision is made. Changes in the warranty accrual for the three and six months ended December 30, 2005, and December 31, 2004, were as follows (in millions):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	DEC. 30,	DEC. 31,	DEC. 30,	DEC. 31,
	2005	2004	2005	2004
Warranty accrual, beginning of period	$96.3	$65.3	$91.9	$56.8
Charges to operations	19.4	25.3	40.8	43.7
Utilization	(10.3)	(11.5)	(20.0)	(24.1)
Changes in estimate related to pre-existing warranties	(10.1)	2.4	(17.4)	5.1

Warranty accrual, end of period	$95.3	$81.5	$95.3	$81.5

     Accrued warranty also includes amounts classified in non-current liabilities of $18.7 million at December 30, 2005, $16.7 million at July 1, 2005, and $15.0 million at December 31, 2004.

3. Income per Share
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	DEC. 30,	DEC. 31,	DEC. 30,	DEC. 31,
	2005	2004	2005	2004
Net income	$104.3	$56.0	$173.1	$86.4

Weighted average shares outstanding:
Basic	212.8	205.1	212.9	205.1
Employee stock options and other	8.7	8.5	8.4	8.0

Diluted	221.5	213.6	221.3	213.1

Income per share:
Basic	$.49	$.27	$.81	$.42

Diluted	$.47	$.26	$.78	$.41

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation for employee stock options. These antidilutive common share equivalents totaled 5.5 million and 8.8 million for the three months ended December 30, 2005, and December 31, 2004, respectively, and 5.7 million and 8.2 million for the six months ended December 30, 2005, and December 31, 2004, respectively.
4. Stock-Based Compensation
Stock-Based Compensation Expense
     Effective July 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123-R”). SFAS 123-R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS 123-R, the Company recognized the cost resulting from all share-based payment transactions including shares issued under the Company’s stock option plans and employee stock purchase plan (“ESPP”) in the financial statements. As a result of adopting SFAS 123-R, the Company’s income before income taxes and net income for the three months ended December 30, 2005, were $4.2 million and $4.1 million lower, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”). Income before income taxes and net income for the six months ended December 30, 2005, were $8.9 million and $8.7 million lower, respectively, than if the Company had continued to account for share-based payment under APB 25. Basic and diluted net income per share would have been $0.51 and $0.49 for the three months ended December 30, 2005, if the Company had not adopted SFAS 123-R. Basic and diluted net income per share would have been $0.85 and $0.82, respectively, for the six months ended December 30, 2005, if the Company had not adopted SFAS 123-R. At December 30, 2005, the total compensation cost related to unvested stock options granted to employees but not yet recognized was $31.6 million and will be amortized on a straight-line basis over a weighted average period of approximately 2.2 years.
     Prior to July 2, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and ESPP) in accordance with APB 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table sets forth the computation of basic and diluted income per share for the three and six months ended December 31, 2004, and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share data):

	THREE	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	DEC. 31,	DEC. 31,
	2004	2004
Net income, as reported	$56.0	$86.4
Add: Stock-based employee compensation included in reported net income, net of related taxes	0.3	0.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7.3)	(13.2)

Pro forma net income	$49.0	$73.7

Basic income per share:
As reported	$.27	$.42

Pro forma	$.24	$.36

Diluted income per share:
As reported	$.26	$.41

Pro forma	$.23	$.35

Fair Value Disclosures
     The fair value of stock options granted during the three and six months ended December 30, 2005, was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The fair value of stock options granted during the six months ended December 30, 2005, was estimated using the following weighted average assumptions:

	THREE	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	DEC. 30,	DEC. 30,
	2005	2005
Suboptimal exercise factor	1.52	1.54
Range of risk-free interest rates	4.35% to 4.41%	4.01% to 4.41%
Range of expected volatility	0.42 to 0.81	0.38 to 0.82
Weighted average expected volatility	0.67	0.67
Post-vesting termination rate	15.01%	15.13%
Dividend yield	—	—
Fair value	$5.37	$5.52
     The pro forma income per share information for all stock options granted on or prior to December 31, 2004, as well as all ESPP shares was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised.
     The fair value of stock options granted during the six months ended December 31, 2004, has been estimated at the date of grant using a Black-Scholes-Merton model with the following weighted average assumptions:

	THREE	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	DEC. 31,	DEC. 31,
	2004	2004
Option life (in years)	4.52	4.51
Risk-free interest rate	3.25%	3.23%
Stock price volatility	0.76	0.74
Dividend yield	—	—
Fair value	$5.41	$5.33
     The fair value of ESPP shares granted during the three and six months ended December 30, 2005, and December 31, 2004, have been estimated at the date of grant using a Black-Scholes-Merton model with the following assumptions:

	DEC. 30,	DEC. 31,
	2005	2004
Option life (in years)	1.25	1.25
Risk-free interest rate	4.38%	2.02%
Stock price volatility	0.42	0.58
Dividend yield	—	—
Fair value	$3.70	$2.81
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 1, 2005	19.5	$9.39
Granted	0.2	14.27
Exercised	(0.7)	7.24
Canceled or expired	(0.4)	10.32

Options outstanding at September 30, 2005	18.6	9.52	6.05	$81.8

Granted	0.5	13.62
Exercised	(2.3)	7.15
Canceled or expired	(0.1)	11.63

Options outstanding at December 30, 2005	16.7	9.96	6.01	$154.4

Exercisable at December 30, 2005	10.4	$9.59	5.45
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of December 30, 2005, the Company had options outstanding to purchase an aggregate of 15.5 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $154.4 million. During the three and six months ended December 30, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $22.1 million and $27.5 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised during the three and six months ended December 31, 2004, was $19.3 million and $20.5 million, respectively.
Employee Stock Purchase Plan
     During the second quarter of 2006, the Company adopted the Western Digital Corporation 2005 Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their eligible compensation to purchase shares of the Company’s common stock at 95% of the fair market value of common stock on the date of grant or on the exercise date, whichever is less. The Company’s ESPP operates in accordance with

Section 423 of the Internal Revenue Code. The 1993 Employee Stock Purchase Plan, which was previously suspended by the Board of Directors, terminated upon stockholder approval of the 2005 ESPP. ESPP activity under both the 2005 and 1993 ESPP plans was immaterial to the condensed consolidated financial statements for the three and six months ended December 30, 2005.
Deferred Stock Compensation
     During the three and six months ended December 30, 2005, the Company expensed $3.7 million and $5.9 million, respectively, related to unvested restricted stock awards. Of these amounts, $1.9 million and $2.7 million represented the incremental cost from pre-existing awards modified in the first quarter of 2006 for the three and six months ended December 30, 2005, respectively. Additionally, the Company granted 0.4 million and 1.7 million shares of restricted stock during the three and six months ended December 30, 2005, respectively. The aggregate market value of these awards was $5.6 million and $24.1 million, respectively, for the three and six months ended December 30, 2005. As of December 30, 2005, the aggregate unamortized fair value of all unvested restricted stock awards was $31.4 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 1.9 years.
5. Short-term Borrowings and Long-term Debt
     Short-term borrowings and long-term debt consisted of the following as of December 30, 2005, and July 1, 2005 (in millions):

	DEC. 30,	JUL. 1,
	2005	2005
Term loan	$31.3	$37.5
Capital lease obligations	25.5	15.2

Total	56.8	52.7
Less amounts due in one year	(24.9)	(20.1)

	$31.9	$32.6

     The Company has a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $31 million as of December 30, 2005. Both the revolving credit facility and the term loan mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the three months ended December 30, 2005, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 6.3%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At December 30, 2005, $91 million was available for borrowing under the revolving credit line and the Company had $3 million in outstanding letters of credit. As of December 30, 2005, the Company was in compliance with all covenants related to the Senior Credit Facility.
6. Amortization of Intangibles
     In June 2003, Read-Rite Corporation (“Read-Rite”), then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the three and six months ended December 30, 2005, the Company recorded $0.8 million and $2.6 million, respectively, of amortization expense related to these intangible assets. Amortization expense is estimated to be $4.4 million, $3.4 million and $3.4 million for fiscal years 2006, 2007 and 2008, respectively.
7. Software Abandonment Charge
     On October 1, 2005, the Company implemented a planned upgrade to its enterprise resource planning (ERP) system. All internal development costs associated with this upgrade were accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal

Use,” which requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. In connection with this upgrade, the Company licensed additional software modules from the ERP vendor to replace certain legacy supply chain and trade management information systems. Some of the modules were not delivered as management had expected, while other modules, once configured, did not function as management had expected. As a result, during the quarter ended December 30, 2005, management concluded that the modules would not provide the overall functionality originally anticipated and abandoned the modules. The Company recorded a non-cash charge to selling, general and administrative expense of $7.0 million for the three months ended December 30, 2005, to write off the associated capitalized costs of these abandoned modules. This write-off included the cost of the licenses as well as capitalized development costs related to these modules prior to abandonment.
8. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided for at December 30, 2005, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
9. New Accounting Standards
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods, and is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial statements.

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
     Unless otherwise indicated, references herein to specific years and quarters are to the Company’s fiscal years and fiscal quarters. As used herein under “Risk Factors That May Affect Future Results,” the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
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
     Examples of forward-looking statements include, but are not limited to statements concerning: growth in demand for and unit shipments of hard disk drives in the desktop PC market and factors contributing to such growth; the growth rate of the mobile computing market relative to the desktop PC market; expansion of the market for consumer applications for hard disk drives; the Company’s expansion into the CE market and use of hard disk drives in consumer products; expansion of the SATA interface in desktop PCs and growth and acceptance of SATA interfaces in enterprise hard disk drives; growth in demand for hard disk drives in the CE market (including multi-media applications) and mobile markets; increase in sales of notebook systems and the Company’s on-going volume ramp of its Scorpio 2.5-inch hard disk drives; the ramping of manufacturing volumes and increasing the storage capacity of the Company’s 1.0-inch hard disk drive; the Company’s planned use of new recording technologies; trends regarding areal density growth rates; the Company’s introduction of new products into the retail market; impacts of further industry consolidation; expansion of the Company’s sales into emerging markets; the Company’s expectations regarding traditional seasonal demand trends for the hard disk drive industry in the March quarter; the Company’s expectations for revenue and gross margin percentage for the March quarter; future levels of customer returns under warranty; the Company’s expectations of seasonal price declines and expected operational efficiencies; the Company’s expectations regarding capital expenditures for 2006; the Company’s expectations regarding its repurchase of stock under its stock repurchase program; the Company’s beliefs regarding the sufficiency of its cash, cash equivalents and short-term investments to meet its working capital needs; management’s judgment and estimates regarding critical accounting policies and the impact of significant differences from actual results; the Company’s expectations regarding its utilization of its liquidity and cash flows; and the Company’s expectations regarding the impact of new accounting standards.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company concerning risks and other factors that may affect the Company’s business and operating results, including those made in this report under the caption “Risk Factors That May Affect Future Results” as well as the Company’s other reports filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not intend, and undertakes no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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

     Hard disk drives provide non-volatile data storage, which means that the data is present when power is no longer applied to the device. The Company’s hard disk drive products primarily consist of 3.5-inch and 2.5-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 40 gigabytes (“GB”) to the recently announced 500 GB drive. The 3.5-inch form factor drives have nominal rotation speeds of 7200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 120 GB, nominal rotation speed of 5400 RPMs, and offer the EIDE interface. The recently announced 2.5-inch 120 GB form factor drives also offer the SATA interface and a nominal rotation speed of 5400 RPMs. In addition, as previously announced, the Company began production of 1.0-inch 6 GB hard disk drives with nominal rotation speed of 3600 RPMs in December 2005. The Company anticipates that 1.0-inch hard disk drive products may be used in a variety of handheld consumer devices such as digital audio players, digital still image cameras, digital video cameras and mobile phones. In addition, some mobile phone manufacturers and service providers have begun to integrate telephony, Internet and broadcast media generating increased demand for storage.
     The Company sells its products worldwide to original equipment manufacturers (“OEMs”) for inclusion in computer systems or subsystems and consumer electronics applications and to distributors, resellers and retailers. The Company’s hard disk drive products are currently manufactured in Malaysia and Thailand. The Company also designs and manufactures a substantial portion of its requirements for magnetic heads, head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) in Fremont, California and Bang Pa-In, Thailand.
Market Overview
     For calendar year 2005, the Company believes that the total market for hard disk drives was more than 375 million units, or almost $26 billion in sales. Over half of these unit shipments were to the desktop PC market. Total hard disk drive unit growth depends greatly on developments in the PC market. WD believes that the demand for hard disk drives in the PC market will continue to grow in part due to:
•	the overall growth of PC sales in established markets;

•	the growth in emerging economies, such as Brazil, Russia, India and China, driving the increased deployment of PCs;

•	the increasing needs of businesses and individuals to store larger amounts of data on their PCs;

•	the increasing sales of notebook computers that may have shorter replacement cycles and/or additional sales for individuals to have both a desktop and a notebook computer;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including downloading content from the Internet onto PC hard disk drives.
     The Company believes the rate of hard disk drive unit growth in the desktop PC market at present is affected by several factors, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Asia, Eastern Europe and Latin America, the lengthening of PC replacement cycles and an increasing preference for notebook computers.
     The Company currently expects the mobile computing market, which is primarily notebook computers, to grow faster than the desktop PC market in the near term. WD entered the mobile hard disk drive market in the first quarter of fiscal year 2005, commencing volume production of its WD Scorpio™ family of 2.5-inch hard disk drives for notebook computers.
     As the market for consumer applications expands, additional investments by the Company will be required. For example, CE products such as handheld digital audio players currently utilize sub-2.5-inch form factor hard disk drives. In addition, while CE products may require hard disk drives that are similar in nature to desktop hard disk drives, these products have often required specialized features or functions requiring additional development versus desktop products. The Company began production of 1.0-inch hard disk drives for the CE market in December 2005.
     The enterprise market for hard disk drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. Western Digital serves this market with hard disk drives using the SATA interface, which is similar in performance in some applications to the small-computer-systems-interface, or “SCSI,” but more cost effective than SCSI. WD believes that the enterprise market has two distinct segments: a marketplace for high performance enterprise hard disk drives and a marketplace for high capacity enterprise hard disk drives. The Company believes that acceptance of SATA in both of these enterprise market segments is growing. Additionally, WD offers high capacity, high reliability Parallel Advanced Technology Attachment (“PATA”) enterprise products to service video surveillance and similar PATA-based systems.
Second Quarter Overview
     WD’s net revenue for the second quarter of 2006 totaled $1.1 billion, an increase of 17% over the prior year’s second quarter and 11% over the first quarter of 2006. During the December quarter, 26% of WD’s revenue was derived from non-desktop PC sources, including CE products, enterprise applications, notebook computers and retail sales, as compared to 19% in the prior year and 25% in the September quarter. Gross margin increased to 20.4% in the second quarter of 2006 from 15.7% in the second quarter of 2005 and 17.7% in the first quarter of 2006 due to ongoing improvements in quality and cost efficiencies, more moderate price declines and an improved product mix. Operating income for the second quarter was $104 million, an increase of $48 million over the same period in the prior year and $36 million over the September quarter. Operating margins increased to 9.3% as a percentage of net revenue in the second quarter of 2006 compared with 5.9% in the second quarter of 2005 and 6.7% in the September quarter. WD generated $117 million in cash flow from operations during the second quarter of 2006, finishing the quarter with $645 million in cash, cash equivalents and short-term investments, an increase of $46 million from July 1, 2005.
     Historically, the hard disk drive industry has experienced lower demand in the March quarter as compared to the December quarter. Western Digital currently anticipates that these traditional March quarter seasonal demand trends will be somewhat tempered given the industry’s balanced supply-demand environment, WD’s expectation of continued execution and strong new product momentum. Given these factors, the Company currently estimates revenue for the March quarter to be between $1.025 billion and $l.075 billion. WD also anticipates that the impact of modest seasonal price declines in the March quarter will be partially offset by continued operational efficiencies. As a result of these factors, gross margin percentage for the March quarter is currently estimated to be approximately 19%.
Results of Operations
     The following table sets forth, for the periods indicated, summary information from the Company’s condensed consolidated statements of income (dollars in millions):

		THREE MONTHS ENDED				SIX MONTHS ENDED
	DEC. 30, 2005		DEC. 31, 2004		DEC. 30, 2005		DEC. 31, 2004
Revenue, net	$1,117.1	100.0%	$954.9	100.0%	$2,127.0	100.0%	$1,778.5	100.0%
Gross margin	228.3	20.4	150.2	15.7	406.6	19.1	263.3	14.8
Total operating expenses	124.0	11.1	93.6	9.8	234.4	11.0	175.5	9.9
Operating income	104.3	9.3	56.6	5.9	172.2	8.1	87.8	4.9
Net income	104.3	9.3	56.0	5.9	173.1	8.1	86.4	4.9

Net Revenue
     Net revenue was $1.1 billion for the second quarter of 2006, an increase of 17% or $162 million over the second quarter of 2005. Total unit shipments increased to 18.1 million for the second quarter of 2006 as compared to 16.2 million for the second quarter of 2005. This unit increase resulted from increased overall demand for hard disk drives as well as WD’s increasing focus on the non-desktop PC markets. For example, WD shipped 1.4 million units to the mobile PC market in the second quarter of 2006 as compared to 0.2 million units in the second quarter of 2005. WD also shipped 1.5 million units to the DVR market in the second quarter of 2006 as compared to 0.8 million units in the second quarter of 2005. The increase in net revenue was also impacted by a $3 per unit increase in average selling prices (“ASPs”) over the second quarter of 2005 to $62 per unit for the second quarter of 2006. This improvement in ASPs was primarily attributable to an increase in the average storage capacity of hard disk drives sold during the quarter offset by moderate price declines.
     Revenue contribution by geographic region for the second quarter of 2006 was 32% from the Americas, 34% from Europe and 34% from Asia compared to 38%, 32% and 30%, respectively, for the second quarter of 2005. These changes reflect the Company’s continued focus on revenue growth in emerging geographic markets, primarily in Asia and Eastern Europe.
     Revenue contribution by sales channel for the second quarter of 2006 was 56% from OEMs, 39% from distributors and 5% from the retail channel, compared to 58%, 35% and 7%, respectively, for the second quarter of 2005.
     For the six months ended December 30, 2005, net revenue was $2.1 billion, an increase of 20%, or $349 million, from the six months ended December 31, 2004. During this period, total unit shipments increased to 35.2 million from 30.4 million during the same period last year. This unit increase resulted from increased overall demand for hard disk drives as well as WD’s increasing focus on the non-desktop PC markets. For example, WD shipped 2.5 million units to the mobile PC market in the six months ended December 30, 2005, as compared to 0.2 million units in the six months ended December 31, 2004. WD also shipped 2.8 million units to the DVR market in the second quarter of 2006 as compared to 1.4 million units in the second quarter of 2005. The increase in net revenue was also impacted by a $1 per unit increase in ASPs to $60 per unit for the six months ended December 30, 2005, from $59 per unit for the six months ended December 31, 2004. This increase in ASPs was attributable to an increase in the average storage capacity of hard disk drives sold offset by moderate price declines.
Gross Margin
     Gross margin percentage increased to 20.4% for the three months ended December 30, 2005, from 15.7% for the three months ended December 31, 2004. For the six months ended December 30, 2005, gross margin percentage increased to 19.1% from 14.8% for the six months ended December 31, 2004. The increase in gross margin percentage over the prior year was due to several factors, including:
•	manufacturing efficiencies,

•	lower customer returns resulting from ongoing quality improvements, which favorably impacted warranty obligations,

•	more moderate price declines, and

•	an increase in the average storage capacity of hard disk drives sold during the quarter.
     During the three and six months ended December 30, 2005, the Company’s warranty accrual for prior quarters’ shipments was favorably adjusted by approximately $10 million and $17 million, respectively, as a result of improvements in quality and customer return rates and their expected impact on future levels of customer returns under warranty.

Operating Expenses
     R&D expense was $76 million for the three months ended December 30, 2005, an increase of $17 million over the three months ended December 31, 2004. This increase was primarily related to development of new product platforms in support of entry into new markets, expenditures for advanced head technologies and an increase of $5 million in incentive compensation, $2 million of which related to the adoption of SFAS 123-R. R&D expense for the six months ended December 30, 2005, was $146 million, an increase of $33 million over the same period last year. The increase in R&D expense was primarily due to the aforementioned factors including a $12 million increase in incentive compensation, of which $5 million related to the adoption of SFAS 123-R.
     SG&A expense was $48 million for the three months ended December 30, 2005, an increase of $14 million over the prior year’s comparable period. This increase was attributable to a $7 million software abandonment charge, an expansion of sales resources to support increasing PC demand in certain geographic regions and the growing mobile and CE markets, a $2 million increase in bad debt expense and an increase of $7 million in incentive compensation, $2 million of which related to the adoption of SFAS 123-R. These increases were partially offset by decreases in other areas. SG&A expense for the six months ended December 30, 2005 was $88 million, an increase of $26 million over the same period last year. The increase in SG&A expense was primarily due to the $7 million software abandonment charge, an expansion of sales resources to support increasing PC demand in certain geographic regions and the growing mobile and CE markets, a $5 million increase in bad debt expense and an increase of $16 million in incentive compensation, of which $4 million related to the adoption of SFAS 123-R.
Income Tax Provision
     The Company’s income tax provision for the three months ended December 30, 2005, was $2.8 million or 2.6% of income before taxes. For the six months ended December 30, 2005, the income tax provision was $4.4 million or 2.5% of income before taxes. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2019 and the partial utilization of net operating loss carryforwards.
Liquidity and Capital Resources
     The Company’s investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A large portion of Western Digital’s available funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. WD ended the second quarter of 2006 with total cash, cash equivalents and short-term investments of $645 million, an increase of $46 million from July 1, 2005. The increase in cash, cash equivalents and short-term investments was comprised of a $65 million increase in cash and cash equivalents partially offset by a decrease in short-term investments of $19 million (see “Investing Activities” below). The following table summarizes the Company’s statements of cash flows for the six months ended December 30, 2005, and December 31, 2004 (in millions):

	SIX MONTHS ENDED
	DEC. 30,	DEC. 31,
	2005	2004
Net cash flow provided by (used in):
Operating activities	$156	$236
Investing activities	(83)	(179)
Financing activities	(8)	(16)

Net increase in cash and cash equivalents	$65	$41

Operating Activities
     Net cash provided by operating activities during the six months ended December 30, 2005, was $156 million as compared to $236 million during the six months ended December 31, 2004. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents the Company’s principal source of cash. Net cash used to fund working capital changes was $114 million for the six months ended December 30, 2005, as compared to net cash provided by working capital changes of $88 million during the prior year’s comparable period.

     Western Digital’s working capital requirements depend upon the effective management of its cash conversion cycle, which measures how quickly a company can convert its products into cash through sales. The cash conversion cycles for the six months ended December 30, 2005, and December 31, 2004, were as follows:

	SIX MONTHS ENDED
	DEC. 30,	DEC. 31,
	2005	2004
Days sales outstanding	38	41
Days in inventory	18	16
Days payables outstanding	(65)	(64)

Cash conversion cycle	(9)	(7)

     The improvement in the cash conversion cycle for the first six months of 2006 as compared to the first six months of 2005 was primarily due to better alignment in the timing of the Company’s inventory build and sales schedules. The impact of this improvement in the Company’s cash conversion cycle on operating cash flows was offset by payments for incentive compensation, a legal settlement, and prepayments to suppliers during the first six months of 2006.
     The Company, from time to time, modifies the timing of payments to its vendors. The Company makes these modifications primarily to manage its vendor relationships and to manage its cash flows, including quarterly cash balances. Generally, the Company makes the payment modifications through negotiations with or by granting to or receiving from its vendors payment term accommodations. Modification of payment terms did not have a material impact on the Company’s liquidity or operating cash flows for the six months ended December 30, 2005.
Investing Activities
     Net cash used in investing activities for the six months ended December 30, 2005, was approximately $83 million as compared to $179 million for the six months ended December 31, 2004. During the first six months of 2006, cash used for investing activities consisted of $102 million for capital expenditures, partially offset by $19 million in net sales of short-term investments. Net cash used in investing activities for the six months ended December 31, 2004, consisted of $105 million for capital expenditures and $74 million for the purchase of short-term investments. Capital expenditures in the first six months of both 2006 and 2005 were primarily related to assets purchased to upgrade the Company’s head manufacturing capabilities, increased desktop and 2.5-inch hard disk drive production capabilities and for the normal replacement of existing assets. For 2006, capital expenditures are expected to be approximately $275 million to $300 million. This increase in capital expenditures is expected to consist primarily of investments in advanced head technologies, new product platforms and capacity for WD’s broadening and growing product portfolio.
Financing Activities
     Net cash used in financing activities for the first six months of 2006 was $8 million as compared to net cash used in financing activities of $16 million for the first six months of 2005. Net cash used in financing activities for the first six months of 2006 consisted of $26 million used for common stock repurchases and $11 million for debt payments partially offset by $29 million received upon issuance of common stock under employee plans. Net cash used in financing activities for the first six months of 2005 consisted primarily of $23 million used for common stock repurchases and $10 million for debt payments partially offset by $17 million received upon issuance of common stock under employee plans.
Capital Commitments
     Line of Credit — The Company has a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $31 million as of December 30, 2005. Both the revolving credit facility and the term loan mature on September 19, 2008, and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the three months ended December 30, 2005, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 6.3%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At December 30, 2005, $91 million was available for borrowing under the revolving credit line and the Company had $3 million in outstanding letters of credit. As of December 30, 2005, the Company was in compliance with all covenants related to the Senior Credit Facility.
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
     The Company has entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. In conjunction with these agreements, the Company has advanced approximately $74 million related to future purchase commitments, of which $10 million has been classified as a long-term asset at December 30, 2005.
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Capital Commitments” in the Company’s Annual Report on Form 10-K as of and for the year ended July 1, 2005, for further discussion of the Company’s purchase orders and purchase agreements and the associated dollar amounts.
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
     Stock Repurchase Program — On November 21, 2005, WD announced that its Board of Directors had authorized the Company to repurchase an additional $150 million of the Company’s common stock in open market transactions. The new $150 million authorization is in addition to the Company’s Board of Director’s original authorization to purchase $100 million of the Company’s common stock announced on May 5, 2004. The term of the program is a five year period from November 17, 2005, to November 17, 2010. Stock repurchases are expected to be funded principally from operating cash flows. During the second quarter of 2006, WD repurchased 1.0 million shares of common stock at a total cost of $12 million. Since the inception of the program in May 2004 and through February 3, 2006, the Company has repurchased 8.8 million shares for a total cost of $87 million (including commissions). WD may continue to repurchase its stock as it deems appropriate and market conditions allow.

     WD believes its current cash, cash equivalents and short-term investments will be sufficient to meet its working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to the Company. Also, WD’s ability to sustain its working capital position is dependent upon a number of risks and other factors that may affect the Company’s business. See below under the heading “Risk Factors That May Affect Future Results.” The Company currently anticipates that it will continue to utilize its liquidity and cash flows primarily to improve the efficiency and capability of its existing hard disk drive and head manufacturing operations.
Critical Accounting Policies
     The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and equity. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
Revenue and Accounts Receivable
     In accordance with standard industry practice, WD has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon shipment or delivery to resellers and records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard disk drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results.
     Western Digital establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on a combination of past due receivables and expected future losses based primarily on the Company’s historical levels of bad debt losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if the overall loss history of the Company changes significantly, an adjustment in the Company’s allowance for doubtful accounts would be required, which could affect operating results.
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
Warranty
     WD records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard disk drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations at any time during the warranty period, a change in the warranty provision is made. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2 “Supplemental Financial Statement Data” included in this Quarterly Report on Form 10-Q.

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
Litigation and Other Contingencies
     WD applies SFAS No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company accrues loss contingencies when management, in consultation with its legal advisors, concludes that a loss is probable and reasonably estimable (Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 8 “Legal Proceedings,” included in this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
Income Taxes
     The Company records estimated liabilities for tax uncertainties to the extent the contingencies are probable and can be reasonably estimated. However, the actual liability in any such tax contingencies may be materially different from the estimates, which could result in the need to record additional tax liabilities or potentially adjust previously recorded tax liabilities.
     WD’s deferred tax assets, which consist primarily of net operating loss and tax credit carryforwards, are fully reserved in the form of a valuation allowance due to management’s determination that it is more likely than not that these assets will not be realized. This determination is based on the weight of available evidence, the most significant of which is the Company’s loss history in the related tax jurisdictions.
     Recent operating performance and general industry conditions have resulted in improved operating results in these tax jurisdictions. If this continues, the Company may determine that it is more likely than not that these deferred tax assets will be realized. At that point, the Company will release all or a portion of the valuation allowance. The release of the valuation allowance will result in an income tax benefit in the period of the release, and a higher financial statement effective tax rate in periods after the release. However, the Company anticipates that the actual effective tax rate in future periods will remain less than the U.S. federal statutory rate. While the timing of any such release is dependent on future events and circumstances, the Company believes that it may be necessary to release the valuation allowance in the near term.
Stock-Based Compensation
     Western Digital accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123-R. Under the fair value recognition provisions of SFAS 123-R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Under SFAS 123-R, the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted.
     Prior to the adoption of SFAS 123-R, the Company accounted for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and ESPP) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123, “Accounting for Stock-Based Compensation.”
     The fair values of all stock options granted subsequent to December 31, 2004, were estimated using a binomial model and the fair values of all options granted prior to December 31, 2004, and all ESPP shares were estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black Scholes models require the input of highly subjective assumptions.
New Accounting Standards
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods, and is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial statements.
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
     New products in the hard disk drive market may require higher areal densities than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require existing head technology to be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs may put us at a competitive disadvantage to companies that achieve these results.
A fundamental change in recording technology could result in significant increases in our operating expenses and could put us at a competitive disadvantage.
     Currently the hard disk drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. However, the industry is developing and now implementing new recording technologies that may enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular, current perpendicular-to-plane, and tunneling junction technology, each of which represent a significant change in fundamental recording technology. The industry is experiencing a fundamental shift in recording technology, and hard disk drive manufacturers need to timely adjust their designs and processes to accommodate the new technology in order to remain competitive. As a result, we could incur substantial costs in developing new technologies, such as, heads, media, and tools to remain competitive. We may also become more dependent on suppliers to ensure our access to components that accommodate the new technology. For example, this new technology requires changes in the manufacturing process of media, which may cause longer production times and reduce the overall availability of media in the industry. Additionally, the new technology requires a greater degree of integration between heads and media which may lengthen our time of development of hard disk drives using this technology. These results would increase our operating costs, which may negatively impact our operating results.

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
     Historically, the industry has experienced periods of increased areal density growth rates. Although in recent years there has been a decrease in the rate of areal density growth, if industry conditions return to periods of increased growth rates, the rate of increase in areal density may exceed the increase in our customers’ demand for aggregate storage capacity. Furthermore, our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied with lower capacity hard disk drives at lower prices, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our results of operations.
Changes in the markets for hard disk drives require us to develop new products and new technology.
     Over the past few years the consumer market for computers has shifted significantly towards lower priced systems. If we are not able to continue to offer a competitively priced hard disk drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.
     The market for hard disk drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as communications are increasingly converted to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard disk drives are found in many CE products other than computers.
     In addition, we expect that the consumer market for multi-media applications, including audio-video products, incorporating high capacity, handheld consumer storage will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, or other products outside of the CE market, may require attributes not currently offered in our products, which have resulted in a need to expend capital to develop new interfaces, form factors, technical specifications or hard disk drive features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in continuing to deploy our hard disk drive technology and expertise to develop new products for the emerging CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.
Current or future competitors may gain a technology advantage or develop an advantageous cost structure that we cannot match.
     It may be possible for our current or future competitors to gain an advantage in product technology, manufacturing technology, or process technology, which may allow them to offer products or services that have a significant advantage over the products and services that we offer. Advantages could be in capacity, performance, reliability, serviceability, or other attributes. For example, a competitor recently introduced a product with increased capacity using perpendicular recording technology. If we are unable to match technology advantages such as this due to the proprietary nature of the technology, limitations on process capability or other factors, we could be at a competitive disadvantage to those competitors.
     Higher capacity storage needs have typically been better served by magnetic hard disk drives than flash memory as hard disk drive manufacturers can offer better value at high capacities, while lower capacity needs have been successfully served by solid state storage such as NAND flash memory technology. Advances in magnetic, optical, semiconductor or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. If we fail to be cost competitive against flash memory, we could be at a competitive disadvantage to competitors using semiconductor technology. For example, we believe flash memory manufacturers recently achieved improvements in their cost structure and reduced their pricing, thus more effectively competing with our 1.0-inch hard disk drive product. If we are unable to lower the cost structure of future generations of sub-2.5-inch form factor hard drive products through technology advances such as increased storage capacity, this product category could be at a competitive disadvantage to flash technology.
     A low cost structure is important to the success of our business. If our competitors are able to achieve a lower cost structure for manufacturing hard disk drives, and we are unable to match their cost structure, we could be at a competitive disadvantage to those competitors as they may be able to sell their products at lower prices while remaining profitable.
Further industry consolidation could provide competitive advantages to our competitors.
     The hard disk drive industry has experienced consolidation over the past several years, including the recently announced planned acquisition of Maxtor Corp. by Seagate Technology. Consolidation by our competitors may enhance their capacity abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. Additionally, continued industry consolidation may lead to uncertainty in areas such as component availability, which could negatively impact our cost structure.
If we do not successfully expand into new hard disk drive markets, our business may suffer.
     To remain a significant supplier of hard disk drives, we will need to offer a broad range of hard disk drive products to our customers. We currently offer a variety of 3.5-inch hard disk drives for the desktop computer, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard disk drives for the mobile, CE and external storage markets. However, demand for hard disk drives may shift to products in smaller form factors, which our competitors may already offer. We recently entered into the sub-2.5-inch hard disk drive market with a 1.0-inch hard disk drive product. We face various challenges in ramping the manufacturing volume of our 1.0-inch hard disk drive and if we do not adequately address these challenges, our continued shipment of this product may be delayed, impairing our ability to realize revenue from this product. Additionally, we face various challenges in increasing the storage capacity of our 1.0-inch hard disk drive product, and if we are not successful in increasing its storage capacity, we may not be able to decrease the cost structure of this product, which could put us at a competitive disadvantage.
     In addition, the desktop PC and enterprise markets are transitioning from parallel interfaces, such as PATA and SCSI, to higher speed interfaces, such as SATA and SAS, to handle higher data transfer rates. We currently offer SATA products; however, the transition of technology and the introduction of new products are challenging and create risks. For example, acceptance of the SATA interface may not continue to grow, or customers may choose to purchase alternative interfaces that may not be compatible with future generations of SATA hard disk drives. Moreover, our customers may require new SATA features that we may not be able to deliver in a timely and cost effective manner.
     While we continue to develop new products and look to expand into other hard disk drive markets, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products may have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Further, we need to identify how any of the hard disk drive markets that we are expanding into may have different characteristics from the desktop computer hard disk drive market, such as, demand volume growth rates, product generations development rates, customer concentrations, and cost and performance requirements, and we must properly address these differences. If we fail to successfully develop and manufacture new products and expand into new hard disk drive markets, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products.

If we do not successfully continue to expand into the mobile computer market, our business may suffer.
     We began shipping 2.5-inch form factor hard disk drives for the mobile market during calendar year 2004. Although many of our customers who purchase 3.5-inch form factor hard disk drives also purchase the 2.5-inch form factor drives, the markets are characterized by some different competitors and different overall requirements. If we are unable to adapt to these differences and meet the new requirements, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer. In addition, if we continue to incur significant costs in manufacturing and selling the 2.5-inch hard disk drives, and if we are unable to recover those costs from sales of the products, then we may not be able to compete successfully in this market and our operating results may suffer.
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
     We sell our retail-packaged products directly to a select group of major retailers, for example, computer superstores and CE stores, and authorize sales through distributors to other retailers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at major retailers, which could result in lower revenues. If we fail to successfully maintain a customer preference for Western Digital brand products or fail to successfully expand into multiple retail channels, our operating results may be adversely affected. In certain markets, we are trying to grow market share, and in the process may face strong competition, which could result in lower gross margins. We will continue to introduce new products in the retail market that incorporate our disk drives. There can be no assurance that these products gain market acceptance, and if they do not, our operating results could suffer.
To develop new products, we must maintain effective partner relationships with our major component suppliers.
     Under our business model, we do not manufacture many of the component parts used in our hard disk drives, however, for some of our product families, we do make most of our own heads. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard disk drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.
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
Contractual commitments with component suppliers may result in us paying increased charges and cash advances for such components.
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions or when our component needs change. In addition, we have entered into contractual commitments with component suppliers, such as suppliers of media, and may enter into contractual commitments with other component suppliers, in an effort to increase and stabilize the supply of those components, and enable us to purchase such media components at favorable prices. Some of these commitments require and may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier, however these commitments may not result in a satisfactory increase or stabilization of the supply of such components.
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
     Our vertical integration of head manufacturing resulted in a fundamental change in our operating structure, as we now manufacture heads for use in many of the hard disk drives we manufacture. Consequently, we make more capital investments than we would if we were not vertically integrated and carry a higher percentage of fixed costs than assumed in our prior financial business model. If the overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head manufacturing assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs, and the need for assured supply of components, especially hard disk drive media, that is optimized to work with our heads.
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
     Under our business plan, we are developing and manufacturing a substantial portion of the heads used in some of the product families of hard disk drives we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers. Technology transition for head designs is critical to increasing our volume production of heads. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not effectively transition our head design and head technology in order to achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs. For example, we anticipate using perpendicular recording heads in certain products in the future. If we fail to develop new technologies such as perpendicular recording in a timely manner, or if we encounter quality problems with the heads we manufacture, and if we do not have access to external sources of supply that incorporate new technologies, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer.
We have high-volume hard disk drive manufacturing facilities in Malaysia and Thailand, which subjects us to the risk of damage or loss of any of these facilities and localized risks to personnel in these locations.
     Our hard disk drives are manufactured in facilities in Malaysia and Thailand. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects any of these facilities or our ability to manufacture could limit the total volume of hard disk drives we are able to manufacture and result in a loss of sales and revenue and harm our operating results. Similarly, a localized health risk affecting our personnel in Malaysia and Thailand, such as a new pandemic influenza in Asia Pacific, could impair the total volume of hard disk drives that we are able to manufacture.
Our head manufacturing operations include a single wafer fabrication facility in Fremont, California and a single head gimbal/head stack assembly facility in Bang Pa-In, Thailand, which subjects us to the risk of damage or loss to either of these facilities.
     We plan to design and manufacture a substantial portion of the heads required for the hard disk drives we manufacture. We fabricate wafers in our Fremont, California facility, and the wafers are then sent to our Thailand facility for slider fabrication/wafer slicing, HGA assembly and testing, and HSA assembly and testing. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects our facility in Fremont, California or Bang Pa-In, Thailand would significantly affect our supply of heads and limit our ability to manufacture hard disk drives and could result in a loss of sales and revenue and harm our operating results.
Manufacturing and marketing our products abroad subjects us to numerous risks.
     We are subject to risks associated with our foreign manufacturing operations and foreign marketing efforts, including:
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
     We regularly engage in new product qualification with our customers. To be considered for qualification, we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume computer manufacturers, which continue to consolidate their share of the PC market. If product life cycles continue to be extended due to a decrease in the rate of areal density growth, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could harm our competitive position. These risks are increased because we expect cost improvements and competitive pressures to result in declining gross margins on our current generation products.
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
     Our success depends upon the continued contributions of our key personnel and skilled employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard disk drive industry is intense. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key personnel or skilled employees who have received equity compensation. If we are unable to retain our existing key personnel or skilled employees, or hire and integrate new key personnel or skilled employees, our operating results would likely be harmed.

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
     A majority of our revenue comes from about a dozen customers. For example, during the second quarter of 2006, one customer, Dell, accounted for 13% of our revenue, and sales to our top 10 customers, including Dell, accounted for 48% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and is able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship then our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.
Environmental regulation costs could harm our operating results.
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
     Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our sales into emerging economies such as Brazil, Russia, India and China, the customers in these regions may have a relatively short operating history, making it more difficult for us to accurately access the associated credit risks. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, would increase our operating costs, which may negatively impact our operating results.
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
Rapidly changing conditions in the hard disk drive industry make it difficult to predict actual results.
     We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:
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
     The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:
•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard disk drive, computer, data and content management, storage and communication industries; and

•	changes in financial estimates by securities analysts relating specifically to us or the hard disk drive industry in general.
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
     Our evaluation resulted in our conclusion that as of December 30, 2005, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002, our disclosure controls and procedures were effective at the reasonable assurance level. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective in future periods, our financial results or our stock price may be adversely affected.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in the Company’s local currency expenses. The contract maturity dates do not exceed six months. The Company does not purchase short-term forward exchange contracts for speculative purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, the Euro and the British Pound Sterling. Thai Baht contracts are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, while all other contracts are designated as fair value hedges under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.”

     As of December 30, 2005, the Company had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	December 30, 2005
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)
Foreign currency forward contracts:
Thai Baht	$191.2	40.94	$0.2
Euro	$1.1	0.84	—
British Pound Sterling	$1.7	0.58	—

*	Expressed in units of foreign currency per U.S. dollar.
     During the three month periods ended December 30, 2005, and December 31, 2004, total realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
     Variable Interest Rate Risk
     At the option of the Company, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, the Company’s interest payments would also increase. At December 30, 2005, the Company had a $31 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.3 million annually.
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
     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 30, 2005, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     On October 1, 2005, the Company implemented a planned upgrade to its enterprise resource planning (ERP) system. This upgrade resulted in a change to processes and controls in the following ERP system modules: general ledger, accounts payable, accounts receivable, fixed assets, inventory, purchasing and order management. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the design and operating effectiveness of internal controls over financial reporting affected by the system upgrade. As a result of this assessment, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company maintained adequate internal controls over financial reporting during the most recent fiscal quarter.
     Except as described above, there has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided for at December 30, 2005, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides information about repurchases by the Company of its common stock during the quarter ended December 30, 2005:

			Total Number of	Maximum Value of
			Shares Purchased	Shares that May Yet
	Total Number		As Part of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Program	Program(1)
Oct. 1, 2005 — Oct. 28, 2005	—	$—	—	$25,185,277
Oct. 29, 2005 — Nov. 25, 2005	1,000,000	$12.0261	1,000,000	$163,159,179
Nov. 25, 2005 — Dec. 30, 2005	—	$—	—	$163,159,179

Total	1,000,000	$12.0261	1,000,000	$163,159,179

(1)	On November 21, 2005, the Company announced that its Board of Directors had authorized the Company to repurchase an additional $150 million of the Company’s common stock in open market transactions. The new $150 million authorization is in addition to the Company’s Board of Director’s original authorization to purchase $100 million of the Company’s common stock announced on May 5, 2004. The term of the program is a five year period from November 17, 2005 to November 17, 2010.
The Company’s $125 million Senior Credit Facility prohibits the Company from paying cash dividends on its common stock.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The annual meeting of shareholders was held on November 17, 2005. The shareholders elected the following nine directors to hold office until the next annual meeting and until their successors are elected and qualified:

	FOR	WITHHELD
Peter D. Behrendt	192,092,723	6,478,876
Kathleen A. Cote	197,874,911	696,688
Henry T. DeNero	197,379,834	1,191,765
William L. Kimsey	192,949,918	5,621,681
Michael D. Lambert	197,133,248	1,438,351
Matthew E. Massengill	192,806,928	5,764,671
Roger H. Moore	197,080,897	1,490,702
Thomas E. Pardun	192,821,421	5,750,178
Arif Shakeel	192,750,922	5,820,677
In addition, the shareholders approved the following proposals:

				BROKER
	FOR	AGAINST	ABSTAIN	NON-VOTES
1. To approve the Western Digital Corporation 2005 Employee Stock Purchase Plan	141,134,948	21,768,471	195,268	35,472,911

2. To approve an amendment to the Western Digital Corporation 2004 Performance Incentive Plan	136,578,887	26,324,377	195,423	35,472,911

3. To ratify the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending June 30, 2006	191,361,039	7,077,735	131,824	—

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date†

3.3	Amended and Restated Bylaws of Western Digital Corporation, as adopted September 20, 2005, Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 26, 2005)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2005)*

10.1.3	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.5	Western Digital Corporation 2005 Employee Stock Purchase Plan, effective as of November 17, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2005)*

10.6	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 17, 2005†*

10.7	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Program, effective as of November 17, 2005†*

10.9	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2005)*

10.27.3	Fourth Amendment to Lease, dated as of December 21, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.†

10.29.2	Amendment No. 2 to Volume Purchase Agreement, dated as of November 29, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.†§

10.29.3	Amendment No. 3 to Volume Purchase Agreement, dated as of January 31, 2006, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.†§

10.35	Letter Agreement, dated May 25, 2005, between the Company and John F. Coyne (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2005)*

10.35.1	Letter Agreement, dated November 17, 2005, between the Company and John F. Coyne†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant

/s/ Stephen D. Milligan

Stephen D. Milligan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: February 7, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date†

3.3	Amended and Restated Bylaws of Western Digital Corporation, as adopted September 20, 2005, Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 26, 2005)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2005)*

10.1.3	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.5	Western Digital Corporation 2005 Employee Stock Purchase Plan, effective as of November 17, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2005)*

10.6	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 17, 2005†*

10.7	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Program, effective as of November 17, 2005†*

10.9	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2005)*

10.27.3	Fourth Amendment to Lease, dated as of December 21, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.†

10.29.2	Amendment No. 2 to Volume Purchase Agreement, dated as of November 29, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.†§

10.29.3	Amendment No. 3 to Volume Purchase Agreement, dated as of January 31, 2006, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.†§

10.35	Letter Agreement, dated May 25, 2005, between the Company and John F. Coyne (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2005)*

10.35.1	Letter Agreement, dated November 17, 2005, between the Company and John F. Coyne†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.