Form 10-Q
period 2006-03-31
WESTERN DIGITAL CORP
filed 2006-05-09
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
          As of the close of business on April 28, 2006, 220.7 million shares of common stock, par value $.01 per share, were issued and outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets — March 31, 2006 and July 1, 2005	3
Condensed Consolidated Statements of Income — Three and Nine Months Ended March 31, 2006 and April 1, 2005	4
Condensed Consolidated Statements of Cash Flows — Nine Months Ended March 31, 2006 and April 1, 2005	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	36
Signatures	38
EXHIBIT 10.1.3
EXHIBIT 10.12.2
EXHIBIT 10.12.3
EXHIBIT 10.18.1
EXHIBIT 10.21.1
EXHIBIT 10.37
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
          We have a 52- or 53-week fiscal year, which typically ends on the Friday nearest to June 30. However, approximately every six years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The quarters ended March 31, 2006, and April 1, 2005, were 13 weeks. Fiscal year 2006 will be comprised of 52 weeks and will end on June 30, 2006. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
          The information on our Web site, http://www.westerndigital.com, is not incorporated by reference in this Quarterly Report on Form 10-Q.
          Western Digital® is a registered trademark, and the Western Digital logo is a trademark, of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
      Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	MAR. 31,	JUL. 1,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$543.4	$485.2
Short-term investments	130.7	113.2
Accounts receivable, net	483.2	402.9
Inventories	177.6	152.9
Other	82.8	27.0

Total current assets	1,417.7	1,181.2
Property and equipment, net	496.4	395.0
Intangible and other assets	17.6	12.4

Total assets	$1,931.7	$1,588.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$597.4	$569.1
Accrued expenses	137.9	154.1
Accrued warranty	78.2	75.2
Current portion of long-term debt	25.0	20.1

Total current liabilities	838.5	818.5
Long-term debt	25.2	32.6
Other liabilities	40.0	35.4

Total liabilities	903.7	886.5
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 220.6 and 214.6 shares, respectively	2.2	2.1
Additional paid-in capital	752.8	696.2
Retained earnings	291.5	15.5
Treasury stock — common shares at cost; 1.0 and 0.9 shares, respectively	(18.5)	(11.7)

Total shareholders’ equity	1,028.0	702.1

Total liabilities and shareholders’ equity	$1,931.7	$1,588.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAR. 31,	APR. 1,	MAR. 31,	APR. 1,
	2006	2005	2006	2005
Revenue, net	$1,128.8	$919.9	$3,255.8	$2,698.4
Cost of revenue	910.9	752.9	2,631.3	2,268.1

Gross margin	217.9	167.0	624.5	430.3

Operating expenses:
Research and development	78.7	60.7	224.9	174.4
Selling, general and administrative	38.5	35.6	126.6	97.4

Total operating expenses	117.2	96.3	351.5	271.8

Operating income	100.7	70.7	273.0	158.5
Non-operating income:
Interest income	6.0	2.7	13.1	5.2
Interest and other expense	1.2	0.8	3.0	2.5

Total non-operating income	4.8	1.9	10.1	2.7

Income before income taxes	105.5	72.6	283.1	161.2
Income tax provision	2.6	1.8	7.1	4.0

Net income	$102.9	$70.8	$276.0	$157.2

Income per common share:
Basic	$.47	$.34	$1.29	$.76

Diluted	$.45	$.32	$1.24	$.73

Weighted average shares outstanding:
Basic	216.7	208.8	214.1	206.4

Diluted	226.8	218.7	223.1	215.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	NINE MONTHS ENDED
	MAR. 31,	APR. 1,
	2006	2005
Cash flows from operating activities
Net income	$276.0	$157.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	116.1	95.3
Stock-based compensation	24.5	1.9
Other non-cash items	4.9	—
Changes in:
Accounts receivable	(78.8)	(85.8)
Inventories	(24.7)	13.1
Accounts payable	30.4	116.1
Accrued expenses	(11.6)	56.5
Prepaid expenses	(55.8)	(0.5)
Other	(5.8)	(6.2)

Net cash provided by operating activities	275.2	347.6

Cash flows from investing activities
Capital expenditures, net	(206.1)	(153.0)
Purchases of short-term investments	(90.2)	(80.9)
Redemption of short-term investments	72.7	—

Net cash used in investing activities	(223.6)	(233.9)

Cash flows from financing activities
Issuance of common stock under employee plans	67.5	39.8
Repurchase of common stock	(43.8)	(23.3)
Repayment of long-term debt	(17.1)	(14.6)

Net cash provided by financing activities	6.6	1.9

Net increase in cash and cash equivalents	58.2	115.6
Cash and cash equivalents, beginning of period	485.2	345.5

Cash and cash equivalents, end of period	$543.4	$461.1

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$4.5	$2.6
Cash paid during the period for interest	$2.2	$1.6
Supplemental disclosure of non-cash investing and financing activities
Equipment additions funded by capital lease obligations	$14.7	$4.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
          The accounting policies followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended July 1, 2005. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended July 1, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation.
          Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ from these estimates.
2. Supplemental Financial Statement Data (in millions)
Inventories

	MAR. 31,	JUL. 1,
	2006	2005
Inventories:
Raw materials and component parts	$15.6	$14.5
Work in process	62.8	59.7
Finished goods	99.2	78.7

Total inventories	$177.6	$152.9

Warranty
          The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. This accrual is based on estimated future returns within the warranty period and costs to repair, using factory test data, historical field returns and current average repair costs by product type. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations, a change in the warranty provision is made. Changes in the warranty accrual for the three and nine months ended March 31, 2006, and April 1, 2005, were as follows (in millions):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	MAR. 31,	APR. 1,	MAR. 31,	APR. 1,
	2006	2005	2006	2005
Warranty accrual, beginning of period	$95.3	$81.5	$91.9	$56.8
Charges to operations	18.3	18.3	59.1	62.0
Utilization	(13.7)	(11.8)	(33.7)	(35.9)
Changes in estimate related to pre-existing warranties	(3.5)	(2.8)	(20.9)	2.3

Warranty accrual, end of period	$96.4	$85.2	$96.4	$85.2

          Accrued warranty also includes amounts classified in non-current liabilities of $18.2 million at March 31, 2006, $16.7 million at July 1, 2005, and $15.6 million at April 1, 2005.

3. Income per Share
          The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	MAR. 31,	APR. 1,	MAR. 31,	APR. 1,
	2006	2005	2006	2005
Net income	$102.9	$70.8	$276.0	$157.2

Weighted average shares outstanding:
Basic	216.7	208.8	214.1	206.4
Employee stock options and other*	10.1	9.9	9.0	8.6

Diluted	226.8	218.7	223.1	215.0

Income per share:
Basic	$.47	$.34	$1.29	$.76

Diluted	$.45	$.32	$1.24	$.73

Antidilutive common share equivalents excluded*	0.9	14.1	4.0	15.8

*  For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation for employee stock options.
4. Stock-Based Compensation
Stock-Based Compensation Expense
          Effective July 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123-R”) using the modified prospective method. SFAS 123-R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS 123-R, the Company recognized the cost resulting from all share-based payment transactions including shares issued under the Company’s stock option plans and employee stock purchase plan (“ESPP”) in the financial statements. During the three and nine months ended March 31, 2006, the Company expensed $5.1 million and $14.0 million, respectively, related to stock-based compensation from stock options and ESPP as a result of the adoption of SFAS 123-R. At March 31, 2006, total compensation cost related to unvested stock awards granted to employees but not yet recognized was $36.1 million and will be amortized on a straight-line basis over a weighted average period of approximately 2.1 years.
Pro forma Information for Periods Prior to the Adoption of SFAS 123-R
          Prior to July 2, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and ESPP) in accordance with APB 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table sets forth the computation of basic and diluted income per share for the three and nine months ended April 1, 2005, and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share data):

	THREE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	APR. 1,	APR. 1,
	2005	2005
Net income, as reported	$70.8	$157.2
Add: Stock-based employee compensation included in reported net income, net of related taxes	1.4	1.9
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7.2)	(20.4)

Pro forma net income	$65.0	$138.7

Basic income per share:
As reported	$.34	$.76

Pro forma	$.31	$.67

Diluted income per share:
As reported	$.32	$.73

Pro forma	$.30	$.65

Fair Value Disclosures
          The fair value of stock options granted during the three and nine months ended March 31, 2006, was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three and nine months ended March 31, 2006, was estimated using the following weighted average assumptions:

	THREE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	MAR. 31,	MAR. 31,
	2006	2006
Suboptimal exercise factor	1.65	1.57
Range of risk-free interest rates	4.82% to 4.86%	4.01% to 4.86%
Range of expected volatility	0.42 to 0.80	0.38 to 0.82
Weighted average expected volatility	0.65	0.67
Post-vesting termination rate	14.61%	14.96%
Dividend yield	—	—
Fair value	$9.85	$6.91
          Effective for stock options granted in the third quarter of 2005, the pro forma income per share information is estimated using a binomial model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The fair value of stock options granted during the three months ended April 1, 2005, was estimated using the following assumptions:

APR. 1,
2005
Suboptimal exercise factor	2.01
Range of risk-free interest rates	3.34% to 4.46%
Range of expected stock price volatility	0.43 to 0.84
Post-vesting termination rate	15.2%
Dividend yield	—
Fair value	$5.25
          The pro forma income per share information for all stock options granted on or prior to April 1, 2005, as well as all ESPP shares was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility and expected period until options are exercised. The fair value of stock options granted during the six months ended December 31, 2004, was estimated at the date of grant using a Black-Scholes-Merton model with the following weighted average assumptions:

SIX
MONTHS
ENDED
DEC. 31, 2004
Option life (in years)	4.51
Risk-free interest rate	3.23%
Stock price volatility	0.74
Dividend yield	—
Fair value	$5.33
          The fair value of ESPP shares granted during the three and nine months ended March 31, 2006, and April 1, 2005, has been estimated at the date of grant using a Black-Scholes-Merton model with the following assumptions:

	MAR. 31,	APR. 1,
	2006	2005
Option life (in years)	1.25	1.25
Risk-free interest rate	4.38%	2.25%
Stock price volatility	0.42	0.55
Dividend yield	—	—
Fair value	$3.70	$3.00
Stock Options
          The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 1, 2005	19.5	$9.39
Granted	0.2	14.27
Exercised	(0.7)	7.24
Canceled or expired	(0.4)	10.32

Options outstanding at September 30, 2005	18.6	9.52	6.05	$81.8

Granted	0.5	13.62
Exercised	(2.3)	7.15
Canceled or expired	(0.1)	11.63

Options outstanding at December 30, 2005	16.7	9.96	6.01	$154.4

Granted	0.3	23.44
Exercised	(4.1)	9.30
Canceled or expired	(0.1)	16.24

Options outstanding at March 31, 2006	12.8	$10.48	6.27	$124.5

Exercisable at March 31, 2006	7.1	$9.60	4.81	$79.1
          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of March 31, 2006, the Company had options outstanding to purchase an aggregate of 11.7 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $124.5 million. During the three and nine months ended March 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $51.5 million and $79.0 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised during the three and nine months ended April 1, 2005, was $18.6 million and $39.2 million, respectively.
Employee Stock Purchase Plan
          During the second quarter of 2006, the Company adopted the Western Digital Corporation 2005 Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10% of their eligible compensation to purchase shares of the Company’s common stock at 95% of the fair market value of common stock on the date of grant or on the exercise date, whichever is less. The Company’s ESPP operates in accordance with Section 423 of the Internal Revenue Code. The 1993 Employee Stock Purchase Plan, which was previously suspended by the Board of Directors, terminated upon stockholder approval of the 2005 ESPP. ESPP activity under both the 2005 ESPP and the 1993 ESPP was immaterial to the condensed consolidated financial statements for the three and nine months ended March 31, 2006.
Deferred Stock Compensation
          The Company granted 0.2 million and 1.9 million shares of restricted stock during the three and nine months ended March 31, 2006, respectively. The aggregate market value of these awards was $3.5 million and $27.6 million, respectively. As of March 31, 2006, the aggregate unamortized fair value of all unvested restricted stock awards was $31.0 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 1.8 years.
          For the three and nine months ended March 31, 2006, the Company charged to expense $3.6 million and $9.5 million, respectively, related to restricted stock awards that were vested during the period. Of these amounts, $2.1 million and $4.8 million, respectively, represented the incremental cost from modification of pre-existing awards.
5. Amortization of Intangibles
          In June 2003, Read-Rite Corporation (“Read-Rite”), then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and its manufacturing facility in Bang Pa-In, Thailand. Approximately $38.8 million of the purchase price related to purchased technology, which is being amortized over a weighted average period of three years. During the three and nine months ended March 31, 2006, the Company recorded $0.8 million and $3.4 million, respectively, of amortization expense related to these intangible assets. Amortization expense is estimated to be $4.3 million, $3.4 million and $3.4 million for fiscal years 2006, 2007 and 2008, respectively.
6. Legal Proceedings
          In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, beyond that provided for at March 31, 2006, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
7. New Accounting Standards
          In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow the transition guidance for computing the excess tax benefits in additional-paid-in-capital at the time SFAS No. 123-R is adopted or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123-R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123-R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company continues to evaluate the impact that the adoption of this FSP could have on its financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as of and for the year ended July 1, 2005.
          Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
Forward-Looking Statements
          This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	growth in demand for hard disk drives in the desktop PC, mobile computing, enterprise and consumer electronics markets and factors contributing to such growth;

•	our expansion into new hard disk drive markets, such as consumer electronics and retail, and into emerging geographic markets;

•	increase in our sales of notebook systems and our on-going volume escalation of our Scorpio 2.5-inch hard disk drives;

•	our planned use of new recording technologies;

•	expectations regarding traditional seasonal demand trends and price declines for the hard disk drive industry;

•	expectations for our revenue and gross margin percentage for our fourth fiscal quarter and our expected operational efficiencies;

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs; and

•	beliefs regarding our operating performance and general industry conditions and their impacts on the realization of our deferred tax assets and the need to release all or a portion of our valuation allowance.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in this report under the caption “Risk Factors That May Affect Future Results” as well as our other reports filed with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Our Company
          We design, develop, manufacture and sell hard disk drives. A hard disk drive is a device that stores data on one or more rotating magnetic disks to allow fast access to data. Hard disk drives are one of the key components found in most computers and data storage subsystems.
          Our hard disk drives are used in applications such as desktop personal computers (“PCs”), notebook computers, enterprise applications such as servers, workstations, network attached storage devices and storage area networks, and in consumer electronics (“CE”) applications such as personal/digital video recorders (“DVRs”) and satellite and cable set-top boxes (“STBs”). In addition, our hard disk drives are used in external hard disk drive products that feature high speed buses such as 1394/FireWire™/iLink™, Universal Serial Bus (“USB”) and Ethernet.
          Hard disk drives provide non-volatile data storage, which means that the data is present when power is no longer applied to the device. Our hard disk drive products primarily consist of 3.5-inch and 2.5-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 40 gigabytes (“GB”) to the recently announced 500 GB drive. The 3.5-inch form factor drives have nominal rotation speeds of 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 120 GB, nominal rotation speed of 5,400 RPMs, and offer both the EIDE and SATA interface. In addition, we produce 1.0-inch form factor, 6 GB hard disk drives with nominal rotation speeds of 3,600 RPMs. We anticipate that 1.0-inch hard disk drive products may be used in a variety of handheld consumer devices such as digital audio and video players, digital still image cameras, digital video cameras, mobile phones and external USB storage.
          We sell our products worldwide to original equipment manufacturers (“OEMs”) for inclusion in computer systems or subsystems and CE applications and to distributors, resellers and retailers. Our hard disk drive products are currently manufactured in Malaysia and Thailand. We also design and manufacture a substantial portion of our requirements for magnetic heads, head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) in Fremont, California and Bang Pa-In, Thailand.
Market Overview
          For calendar year 2005, we believe that the total market for hard disk drives was more than 380 million units, or almost $28 billion in sales. Over half of these unit shipments were to the desktop PC market. Total hard disk drive unit growth depends greatly on developments in the PC market. Some of the reasons we believe the demand for hard disk drives in the PC market will continue to grow include:
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
          We believe the rate of hard disk drive unit growth in the desktop PC market at present is affected by several factors, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Asia, Eastern Europe and Latin America, the lengthening of PC replacement cycles and an increasing preference for notebook computers.

          We currently expect the mobile computing market, which is primarily notebook computers, to grow faster than the desktop PC market in the near term. We entered the mobile hard disk drive market in the first quarter of fiscal year 2005, commencing volume production of our WD Scorpio™ family of 2.5-inch hard disk drives for notebook computers.
          As the market for consumer applications expands, additional investments by us will be required. For example, CE products such as handheld digital audio players currently utilize sub-2.5-inch form factor hard disk drives. In addition, while CE products may require hard disk drives that are similar in nature to desktop hard disk drives, these products have often required specialized features or functions requiring additional development versus desktop products. We began production of 1.0-inch hard disk drives for the CE market in December 2005.
          The enterprise market for hard disk drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. We serve this market with hard disk drives using the SATA interface, which is similar in performance in some applications to the small-computer-systems-interface, or “SCSI,” but more cost effective than SCSI. We believe that the enterprise market has two distinct segments: a marketplace for high performance enterprise hard disk drives and a marketplace for high capacity enterprise hard disk drives. We believe that acceptance of SATA in both of these enterprise market segments is growing. Additionally, we offer high capacity, high reliability Parallel Advanced Technology Attachment (“PATA”) enterprise products to service video surveillance and similar PATA-based systems. Expansion of our involvement in the enterprise market may require us to make additional investments.
          The branded products market for hard disk drives focuses storage products that are sold directly to end customers through retail store fronts and online stores. Our branded products include external hard disk drives, which are internal drives embedded into PC peripheral-style enclosures, have FireWire™, USB 2.0 and Ethernet network connections and are labeled with the WD brand; and internal hard disk drives that are packaged as an installation kit with the WD brand for retail store sales. We believe the worldwide demand for external hard disk drives is growing, spurred by consumers’ and businesses’ expanding use of digital content in the form of photographs, video and music – all of which consume large amounts of storage.
Third Quarter Overview
          The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income (dollars in millions):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	MAR. 31, 2006		APR. 1, 2005		MAR. 31, 2006		APR. 1, 2005
Net revenue	$1,128.8	100.0%	$919.9	100.0%	$3,255.8	100.0%	$2,698.4	100.0%
Gross margin	217.9	19.3	167.0	18.2	624.5	19.2	430.3	15.9
Total operating expenses	117.2	10.4	96.3	10.5	351.5	10.8	271.8	10.1
Operating income	100.7	8.9	70.7	7.7	273.0	8.4	158.5	5.9
Net income	102.9	9.1	70.8	7.7	276.0	8.5	157.2	5.8
          The following is a summary of our financial performance for the third quarter of 2006:
•	Our net revenue for the third quarter of 2006 totaled $1.1 billion, an increase of 23% over the prior year’s third quarter.

•	During the March quarter, 29% of our revenue was derived from non-desktop PC sources, including CE products, enterprise applications, notebook computers and branded product sales, as compared to 23% in the prior year and 26% in the December quarter.

•	Gross margin increased to 19.3% in the third quarter of 2006 from 18.2% in the third quarter of 2005 due to ongoing improvements in quality and cost efficiencies and an improved product mix.

•	Operating income for the March quarter was $101 million, an increase of $30 million over the same period in the prior year.

•	Operating margins increased to 8.9% as a percentage of net revenue in the third quarter of 2006 compared with 7.7% in the third quarter of 2005.

•	We generated $119 million in cash flow from operations and finished the quarter with $674 million in cash, cash equivalents and short-term investments.

•	We spent $17.5 million to repurchase 0.9 million shares in the third quarter of fiscal 2006.
Fourth Quarter Outlook
          Historically, the hard disk drive industry has experienced softer demand in the June quarter as compared to the March quarter. We currently anticipate that pricing activity will remain within seasonal expectations and estimate revenue for the June quarter to be between $1.05 billion and $1.10 billion. Gross margin percentage for the June quarter is estimated to be approximately 18%. Operating expenses are expected to be approximately $117 million. We anticipate diluted earnings per share to be in the range of $0.32 to $0.36 per share for the June quarter.
Results of Operations
Net Revenue

(in millions, except	THREE MONTHS			NINE MONTHS
percentages & ASP)	ENDED			ENDED
	MAR. 31,	APR. 1,	Percentage	MAR. 31,	APR. 1,	Percentage
	2006	2005	Change	2006	2005	Change
Net revenue	$1,128.8	$919.9	22.7%	$3,255.8	$2,698.4	20.7%
Unit shipments	18.8	15.3	22.9%	54.0	45.6	18.4%
ASP (per unit)	$60	$60	—	$60	$59	1.7%

Revenues by Geography (%)
Americas	39%	36%		36%	38%
Europe	27	30		30	31
Asia	34	34		34	31

Revenues by Channel (%)
OEM	53%	56%		55%	58%
Distributors	40	37		40	36
Branded products	7	7		5	6
          For the three months ended March 31, 2006, net revenue was $1.1 billion, an increase of 23%, or $209 million, over the three months ended April 1, 2005. Total unit shipments increased to 18.8 million for the third quarter of 2006 as compared to 15.3 million for the third quarter of 2005. This unit increase resulted from increased overall demand for our hard disk drives as well as our increasing focus on the non-desktop PC markets. For example, we shipped 1.4 million units to the mobile PC market in the third quarter of 2006 as compared to 0.3 million units in the third quarter of 2005. We also shipped 1.7 million units to the DVR market in the third quarter of 2006 as compared to 1.0 million units in the third quarter of 2005. Average selling prices (“ASPs”) for the third quarter of 2006 were flat with the prior year given the increase in the average storage capacity of hard disk drives sold offset by typical seasonal price declines.
          For the nine months ended March 31, 2006, net revenue was $3.3 billion, an increase of 21%, or $557 million, from the nine months ended April 1, 2005. During this period, total unit shipments increased to 54.0 million from 45.6 million during the same period last year. This unit increase resulted from increased overall demand for our hard disk drives as well as our increasing focus on the non-desktop PC markets. For example, we shipped 3.8 million units to the mobile PC market in the nine months ended March 31, 2006 as compared to 0.5 million units in the nine months ended April 1, 2005. We also shipped 4.5 million units to the DVR market during this period as compared to 2.4 million units in the same period last year. The increase in net revenue was also impacted by a $1 per unit increase in ASPs to $60 per unit for the nine months ended March 31, 2006. This increase in ASPs was attributable to an increase in the average storage capacity of hard disk drives sold, somewhat offset by modest price declines.
          Changes in revenue by geography and by channel generally reflect overall market demand fluctuations for hard disk drives.

Gross Margin

(in millions,	THREE MONTHS			NINE MONTHS
except percentages)	ENDED			ENDED
	MAR. 31,	APR. 1,	Percentage	MAR. 31,	APR. 1,	Percentage
	2006	2005	Change	2006	2005	Change
Net revenue	$1,128.8	$919.9	22.7%	$3,255.8	$2,698.4	20.7%
Gross margin	217.9	167.0	30.5	624.5	430.3	45.1
Gross margin %	19.3%	18.2%		19.2%	15.9%
          Gross margin for the three months ended March 31, 2006 was $218 million, an increase of $51 million, or 31% over the three months ended April 1, 2005. For the nine months ended March 31, 2006, gross margin was $625 million, an increase of $194 million, or 45%, over the nine months ended April 1, 2005. Gross margin and gross margin as a percentage of revenue were favorably impacted in 2006 by the following factors:
•	manufacturing efficiencies,

•	lower customer returns resulting from ongoing quality improvements that favorably impacted warranty obligations, and

•	an increase in the average storage capacity of hard disk drives sold.
          However, modest price declines somewhat offset the favorable impact of the aforementioned factors. During the three and nine months ended March 31, 2006, our warranty accrual for prior quarters’ shipments was favorably adjusted by approximately $4 million and $21 million, respectively, as a result of improvements in quality and customer return rates and their expected impact on future levels of customer returns under warranty.
Operating Expenses

(in millions,	THREE MONTHS			NINE MONTHS
except percentages)	ENDED			ENDED
	MAR. 31,	APR. 1,	Percentage	MAR. 31,	APR. 1,	Percentage
	2006	2005	Change	2006	2005	Change
R&D expense	$78.7	$60.7	29.7%	$224.9	$174.4	29.0%
SG&A expense	38.5	35.6	8.1	126.6	97.4	30.0
Total operating expenses	117.2	96.3	21.7	351.5	271.8	29.3
          Research and development (“R&D”) expense was $79 million for the three months ended March 31, 2006, an increase of $18 million over the three months ended April 1, 2005. This increase was primarily related to development of new product platforms in support of entry into new markets, expenditures for advanced head technologies and an increase of $6 million in incentive compensation, $3 million of which related to the adoption of SFAS 123-R. R&D expense for the nine months ended March 31, 2006 was $225 million, an increase of $51 million over the same period last year. The increase in R&D expense was primarily due to the aforementioned factors including an $18 million increase in incentive compensation, of which $8 million related to the adoption of SFAS 123-R.
          SG&A expense was $39 million for the three months ended March 31, 2006, an increase of $3 million over the prior year’s comparable period. This increase was primarily related to higher incentive compensation, $2 million of which related to the adoption of SFAS 123-R. SG&A expense for the nine months ended March 31, 2006 was $127 million, an increase of $29 million over the same period last year. The increase in SG&A expense was primarily due to an increase of $14 million in incentive compensation, of which $5 million related to the adoption of SFAS 123-R, a $5 million software abandonment charge, net of certain recovered amounts, and an expansion of sales and marketing resources to support increasing PC demand in certain geographic regions and the growing mobile and CE markets.
Interest Income
          Interest income was $6.0 million for the three months ended March 31, 2006, an increase of $3.3 million over the prior year’s comparable period. For the nine months ended March 31, 2006, interest income increased $7.9 million compared to the prior year. These increases resulted from higher average daily invested cash balances for those periods and an increase in interest rates compared to the prior year.
Income Tax Provision
          Our income tax provision for the three months ended March 31, 2006 was $2.6 million, or 2.5% of income before taxes. For the nine months ended March 31, 2006, the income tax provision was $7.0 million, or 2.5% of income before taxes. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2019 and the partial utilization of net operating loss carryforwards.
          Should operating performance and industry conditions continue to result in improved operating results in certain tax jurisdictions, we may release all or a portion of our valuation allowance against deferred tax assets in the near future. A release will result in an income tax benefit in the period. See Critical Accounting Policies — “Income Taxes” below for further discussion on our accounting for income taxes.
Liquidity and Capital Resources
          Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A large portion of our available funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. We ended the third quarter of 2006 with total cash, cash equivalents and short-term investments of $674 million, an increase of $76 million from July 1, 2005. The increase in cash, cash equivalents and short-term investments was comprised of a $58 million increase in cash and cash equivalents combined with an increase in short-term investments of $18 million (see “Investing Activities” below). The following table summarizes our statements of cash flows for the nine months ended March 31, 2006 and April 1, 2005 (in millions):

	NINE MONTHS ENDED
	MAR. 31,	APR. 1,
	2006	2005
Net cash flow provided by (used in):
Operating activities	$275	$348
Investing activities	(224)	(234)
Financing activities	7	2

Net increase in cash and cash equivalents	$58	$116

Operating Activities
          Net cash provided by operating activities during the nine months ended March 31, 2006 was $275 million as compared to $348 million during the nine months ended April 1, 2005. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital changes was $148 million for the nine months ended March 31, 2006 as compared to net cash provided by working capital changes of $93 million for the prior year.
          Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the nine months ended March 31, 2006 and April 1, 2005, were as follows:

	NINE MONTHS ENDED
	MAR. 31,	APR. 1,
	2006	2005
Days sales outstanding	39	40
Days in inventory	18	16
Days payables outstanding	(63)	(64)

Cash conversion cycle	(6)	(8)

          During the third quarter of 2006, we discontinued an early pay program offering incentives for accelerated receivable collections with one of our largest customers, negatively impacting our days sales outstanding. However, the impact from this change was offset by an improvement in sales linearity throughout the period compared to the prior year. The change in days in inventory and days payables outstanding for the nine months ended March 31,

2006 as compared to the nine months ended April 1, 2005 was primarily due to the timing of inventory builds and the timing of related payments to vendors. In addition to the cash conversion cycle, cash flows from operating activities for the nine months ended March 31, 2006 were negatively impacted by prepayments to suppliers, incentive compensation, and a one-time legal settlement payment of $24 million.
          We, from time to time, modify the timing of payments to our vendors. We make these modifications primarily to manage our vendor relationships and to manage our cash flows, including quarterly cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors payment term accommodations.
Investing Activities
          Net cash used in investing activities for the nine months ended March 31, 2006, was approximately $224 million as compared to $234 million for the nine months ended April 1, 2005. For the nine months ended March 31, 2006, cash used for investing activities consisted of $206 million for capital expenditures and $90 million in purchases of short-term investments, partially offset by $73 million in redemptions of short-term investments. Net cash used in investing activities for the nine months ended April 1, 2005 consisted of $153 million for capital expenditures and $81 million for the purchase of short-term investments. Capital expenditures in both years were primarily related to assets purchased to upgrade our head manufacturing capabilities, increased desktop and 2.5-inch hard disk drive production capabilities and for the normal replacement of existing assets. Additionally, we acquired our head wafer manufacturing facility in Fremont, California during the quarter ended March 31, 2006.
          For 2006, capital expenditures are expected to be approximately $300 million to $325 million and consist primarily of investments in advanced head technologies, new product platforms and capacity for our broadening and growing product portfolio. Depreciation and amortization expense for fiscal 2006 is estimated to be approximately $160 million.
Financing Activities
          Net cash provided by financing activities for the nine months ended March 31, 2006 was $7 million as compared to net cash provided by financing activities of $2 million in prior year. Net cash provided by financing activities for the nine months ended March 31, 2006 consisted of $68 million received upon exercise of outstanding employee stock options, partially offset by $44 million used for common stock repurchases and $17 million for debt repayments. Net cash provided by financing activities for the nine months ended April 1, 2005 consisted primarily of $40 million received upon exercise of outstanding employee stock options, partially offset by $23 million used for common stock repurchases and $15 million for debt repayments.
Capital Commitments
          Line of Credit — We have a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $28 million as of March 31, 2006. Both the revolving credit facility and the term loan mature on September 19, 2008, and are secured by our accounts receivable, inventory, 65% of our stock in our foreign subsidiaries and other assets. For the three months ended March 31, 2006, we had no borrowings on the revolving credit line and the average variable rate on our term loan was 6.8%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At March 31, 2006, $94 million was available for borrowing under the revolving credit line and we had $3 million in outstanding letters of credit. As of March 31, 2006, we were in compliance with all covenants related to the Senior Credit Facility.
          Purchase Orders — In the normal course of business, we enter into purchase orders with suppliers for the purchase of hard disk drive components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In some cases we may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process.

          We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. In conjunction with these agreements, we have advanced approximately $73 million, net of repayments, related to future purchase commitments, of which $8 million has been classified as a long-term asset at March 31, 2006.
          See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Capital Commitments” in our Annual Report on Form 10-K as of and for the year ended July 1, 2005, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts.
          We enter into, from time to time, other long-term purchase agreements for components with certain vendors. Generally, future purchases under these agreements are not fixed and determinable as they depend on our overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. See below under the heading “Risk Factors That May Affect Future Results” for a discussion of these commitments.
          Forward Exchange Contracts — We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, under the heading “Disclosure About Foreign Currency Risk,” for our current forward exchange contract commitments.
          Indemnifications — In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.
          It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements.
          Stock Repurchase Program — Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. Stock repurchases are expected to be funded principally from operating cash flows. During the third quarter of 2006, we repurchased 0.9 million shares of common stock at a total cost of $17.5 million. Since the inception of the program through April 2006, we have repurchased 9.7 million shares for a total cost of $104.6 million (including commissions). We may continue to repurchase our stock as we deem appropriate and market conditions allow.
          We believe our current cash, cash equivalents and short-term investments, along with availability under our Senior Credit Facility, will be sufficient to meet our working capital needs through the foreseeable future. There can be no assurance that the Senior Credit Facility will continue to be available to us. Also, our ability to sustain our working capital position is dependent upon a number of risks and other factors that may affect our business. See below under the heading “Risk Factors That May Affect Future Results.” We currently anticipate that we will continue to utilize our liquidity and cash flows primarily to improve the efficiency and capability of our existing hard disk drive and head manufacturing operations.
Critical Accounting Policies
          We have prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
Revenue and Accounts Receivable
          In accordance with standard industry practice, we have agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. In accordance with current accounting standards, we recognize revenue upon shipment or delivery to resellers and record a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. Adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard disk drives declines significantly, we may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results.
          We established an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, we routinely analyze the different receivable aging categories and establish reserves based on a combination of past due receivables and expected future losses based primarily on our historical levels of bad debt losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if our overall loss history changes significantly, an adjustment in our allowance for doubtful accounts would be required, which could affect operating results.
          We record provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized. We base these provisions on existing product return notifications as well as historical returns by product type (see “Warranty”). If actual sales returns exceed expectations, an increase in the sales return provision would be required, which could negatively affect operating results.
Warranty
          We record an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard disk drive over the warranty period, which generally ranges from one to five years. We have comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard disk drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations, a change in the warranty provision is made. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2 “Supplemental Financial Statement Data” included in this Quarterly Report on Form 10-Q.
Inventory
          Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
          We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information, and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require an increase in inventory balance adjustments that could negatively affect operating results.

Litigation and Other Contingencies
          We applied SFAS No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we accrue loss contingencies when management, in consultation with our legal advisors, concludes that a loss is probable and reasonably estimable (Refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 6 “Legal Proceedings,” included in this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
Income Taxes
          We record estimated liabilities for tax uncertainties to the extent the contingencies are probable and can be reasonably estimated. However, the actual liability in any such tax contingencies may be materially different from the estimates, which could result in the need to record additional tax liabilities or potentially adjust previously recorded tax liabilities.
          Our deferred tax assets, which consist primarily of net operating loss and tax credit carryforwards, are fully reserved in the form of a valuation allowance due to management’s determination that it is more likely than not that these assets will not be realized. This determination is based on the weight of available evidence, the most significant of which is our loss history in the related tax jurisdictions.
          Recent operating performance and general industry conditions have resulted in improved operating results in these tax jurisdictions. If this continues, we may determine that it is more likely than not that these deferred tax assets will be realized. At that point, we will release all or a portion of the valuation allowance. The release of the valuation allowance will result in an income tax benefit in the period of the release and a higher financial statement effective tax rate in periods after the release. However, we anticipate that the actual effective tax rate in future periods will remain less than the U.S. federal statutory rate. While the timing of any such release is dependent on future events and circumstances, we believe that it may be necessary to release the valuation allowance in the near term.
Stock-Based Compensation
          We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123-R. Under the fair value recognition provisions of SFAS 123-R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under SFAS 123-R, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.
          Prior to the adoption of SFAS 123-R, we accounted for stock-based employee compensation plans (including shares issued under our stock option plans and ESPP) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123, “Accounting for Stock-Based Compensation.”
          The fair values of all stock options granted subsequent to April 1, 2005, were estimated using a binomial model and the fair values of all options granted prior to April 1, 2005, and all ESPP shares were estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions.
New Accounting Standards
          In November 2005, the FASB issued FSP FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow the transition guidance for computing the excess tax benefits in additional-paid-in-capital at the time SFAS No. 123-R is adopted or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123-R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123-R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.
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
A low cost structure is critical to our operating results and increased costs may adversely affect our operating margins.
          A low cost structure for our products, including critical components, labor and overhead, is critical to the success of our business and our operating results depend on our ability to maintain competitive cost structures on new and established products. If our competitors are able to achieve a lower cost structure for manufacturing hard disk drives, and we are unable to match their cost structure, we could be at a competitive disadvantage to those competitors. Additionally, there are costs for certain commodity materials, an increase in which increases our costs of manufacturing and transporting hard disk drives and key components. Shortages of materials such as steel and aluminum increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. The rising cost of oil also increases our costs and may result in lower operating margins if we are unable to pass such increased costs through to our customers.
Our operating results depend on optimizing overall quality and time-to-market and time-to-volume of new and established products.
          To achieve consistent success with our customers who manufacture computers, systems and CE products, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:
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

Our head manufacturing operations include a single wafer fabrication facility in Fremont, California and a single head gimbal/head stack assembly facility in Bang Pa-In, Thailand, which subjects us to substantial risk of damage or loss to either of these facilities.
          As we have previously discussed in public statements, our business plan presently contemplates that we plan to design and manufacture approximately 70% of the heads required for the hard disk drives we manufacture. We fabricate wafers in our Fremont, California facility, and the wafers are then sent to our Thailand facility for slider fabrication/wafer slicing, HGA assembly and testing, and HSA assembly and testing. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects our facility in Fremont, California or Bang Pa-In, Thailand would significantly affect our supply of heads and limit our ability to manufacture hard disk drives which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.
Product life cycles influence our financial results.
          Product life cycles have been extending since the middle of calendar year 2002 due in large part to a decrease in the rate of hard disk drive areal density growth. However, there can be no assurance that this trend will continue. If longer product life cycles continue, we may need to develop new technologies or programs to reduce our costs on any particular product to maintain competitive pricing for that product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. If product life cycles shorten, it may be more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.
Product life cycles in the hard disk drive market require continuous technical innovation associated with higher areal densities.
          New products in the hard disk drive market typically require higher areal densities than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require existing head and media technology to be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs may put us at a competitive disadvantage to companies that achieve these results.
A fundamental change in recording technology could result in significant increases in our operating expenses and could put us at a competitive disadvantage.
          Currently the majority of the hard disk drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. However, the industry is developing and now implementing new recording technologies that may enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular, current perpendicular-to-plane, and tunneling junction technology, each of which represent a significant change in fundamental recording technology. The industry is experiencing a fundamental shift in recording technology, this shift in technology is difficult to implement and historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust their designs and processes to accommodate the new technology, fails to remain competitive. There are some technologies, such as heat assisted magnetic recording, that, if they can be implemented by a competitor on a commercially viable basis, will represent a revolutionary recording technology that could put us at a competitive disadvantage.
          As a result, we could incur substantial costs in developing new technologies, such as, heads, media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components that accommodate the new technology. For example, new recording technology requires changes in the manufacturing process of media, which may cause longer production times and reduce the overall availability of media in the industry. Additionally, the new technology requires a greater degree of integration between heads and media which may lengthen our time of development of hard disk drives using this technology. These results would increase our operating costs, which may negatively impact our operating results.
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
          The market for hard disk drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as communications increasingly convert to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard disk drives will be found in many CE products other than computers.
          In addition, we expect that the consumer market for multi-media applications, including audio-video products, incorporating high capacity, and handheld consumer storage will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, or other products outside of the CE market, may require attributes not currently offered in our products, resulting in a need to expend capital to develop new interfaces, form factors, technical specifications or hard disk drive features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in continuing to deploy our hard disk drive technology and expertise to develop new products for the emerging CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.
Current or future competitors may gain a technology advantage or develop an advantageous cost structure that we cannot match.
          It may be possible for our current or future competitors to gain an advantage in product technology, manufacturing technology, or process technology, which may allow them to offer products or services that have a significant advantage over the products and services that we offer. Advantages could be in capacity, performance, reliability, serviceability, or other attributes. For example, a competitor recently introduced a product with increased capacity using perpendicular recording technology. If we are unable to match competitors’ technology advantages such as this due to the proprietary nature of the technology, limitations on process capability or other factors, we could be at a competitive disadvantage to those competitors.
          Higher capacity storage needs have typically been better served by magnetic hard disk drives than flash memory as hard disk drive manufacturers can offer better value at high capacities, while lower capacity needs have been successfully served by solid state storage such as flash memory technology. Advances in magnetic, optical, semiconductor or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. If we fail to be cost competitive against flash memory, we could be at a competitive disadvantage to competitors using semiconductor technology. For example, flash memory recently achieved improvements in their cost structure and we believe reduced their pricing, thus more effectively competing with our 1.0-inch hard disk drive product. If we are unable to lower the cost structure of future generations of sub-2.5-inch form factor hard drive products through technology advances such as increased storage capacity, this product category could be at a competitive disadvantage to flash technology.
Further industry consolidation could provide competitive advantages to our competitors.
          The hard disk drive industry has experienced consolidation over the past several years, including the planned acquisition of Maxtor Corp. by Seagate Technology. Consolidation by our competitors may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. Additionally, continued industry consolidation may lead to uncertainty in areas such as component availability, which could negatively impact our cost structure.
If we do not successfully expand into new hard disk drive markets, our business may suffer.
          To remain a significant supplier of hard disk drives, we will need to offer a broad range of hard disk drive products to our customers. We currently offer a variety of 3.5-inch hard disk drives for the desktop computer, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard disk drives for the mobile, CE and external storage markets. However, demand for hard disk drives may shift to products in smaller other form factors, which our competitors may already offer. We recently entered into the sub-2.5-inch hard disk drive market with a 1.0-inch hard disk drive product. We face various challenges in escalating the manufacturing volume of our 1.0-inch hard disk drive and if we do not adequately address these challenges, our continued shipment of this product may be delayed, impairing our ability to realize revenue from this product. Additionally, we face various challenges in increasing the storage capacity of our 1.0-inch hard disk drive product, and if we are not successful in increasing its storage capacity, we may not be able to decrease the cost structure of this product, which could put us at a competitive disadvantage.
          In addition, the desktop PC and enterprise markets are transitioning from parallel interfaces, such as PATA and SCSI, to serial interfaces, such as SATA and SAS, to handle higher data transfer rates. We currently offer SATA products; however, the transition of technology and the introduction of new products are challenging and create risks. For example, acceptance of the SATA interface may not continue to grow, or customers may choose to purchase alternative interfaces that may not be compatible with future generations of SATA hard disk drives. Moreover, our customers may require new SATA features that we may not be able to deliver in a timely and cost effective manner.
          While we continue to develop new products and look to expand into other hard disk drive markets, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing escalation, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products may have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Further, we need to identify how any of the hard disk drive markets that we are expanding into may have different characteristics from the desktop computer hard disk drive market, such as, demand volume growth rates, product generations development rates, customer concentrations, and cost and performance requirements, and we must properly address these differences. If we fail to successfully develop and manufacture new products and expand into new hard disk drive markets, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products.

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
          Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. If we fail to remain competitive in terms of our technology, quality, service and support, our distribution customers may favor our competitors, and our operating results could suffer. We also face significant risk in the distribution market for hard disk drives. If the distribution market weakens as a result of a slowing PC growth rate, technology transitions or a significant change in consumer buying preference from white box to branded PCs, or we experience significant price declines due to oversupply in the distribution channel, then our operating results would be adversely affected.
Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.
          We sell our branded products directly to a select group of major retailers, for example, computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at major retailers, which could result in lower revenues. If we fail to successfully maintain a customer preference for Western Digital brand products or fail to successfully expand into multiple channels, our operating results may be adversely affected. In certain markets, we are trying to grow market share, and in the process may face strong competition, which could result in lower gross margins. We will continue to introduce new products in the retail market that incorporate our disk drives. There can be no assurance that these products gain market acceptance, and if they do not, our operating results could suffer.
To develop new products, we must maintain effective relationships with our major component suppliers.
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
          Certain components are available from a limited number of suppliers. Because we depend on a limited number of suppliers for certain hard disk drive components and manufacturing equipment, each of the following could significantly harm our operating results:

•	an increase in the cost of such components or equipment;

•	an extended shortage of required components or equipment;

•	consolidation among our key suppliers;

•	failure of a key supplier’s business process; or

•	the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements.
          Our future operating results may also depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volumes to meet our production requirements. A number of the components that we use are available from only a single or limited number of qualified outside suppliers, and may be used across multiple product lines. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries, resulting in a supply reduction, or a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. For example, the hard disk drive industry is currently facing a tightness in the availability of media (rotating magnetic disks) components, and there are currently only three suppliers of aluminum media and three suppliers of glass media in the market. We may experience production delays if we are unable to obtain the necessary components or sufficient quantities of components, which could cause us loss of revenue. If a component becomes unavailable, we could suffer significant loss of revenue.
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

          In addition, we may incur additional risks, including:
•	insufficient head sources if we are unable to manufacture a sufficient supply of heads to satisfy our needs;

•	third party head suppliers may not continue to do business with us or may not do business with us on the same terms and conditions we have previously enjoyed;

•	claims that our manufacturing of heads may infringe certain intellectual property rights of other companies; and

•	difficulties locating suitable manufacturing equipment for our head manufacturing processes and replacement parts for such equipment.
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
          Under our business plan, we are developing and manufacturing a substantial portion of the heads used in some of the product families of hard disk drives we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers. Technology transition for head designs is critical to increasing our volume production of heads. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads for products using perpendicular recording technology, or other future technologies. We also may not effectively transition our head design and head technology to achieve acceptable manufacturing yields using such technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs. For example, we anticipate using perpendicular recording heads in certain products in the future. If we fail to develop new technologies such as perpendicular recording in a timely manner, or if we encounter quality problems with the heads we manufacture, and if we do not have access to external sources of supply that incorporate new technologies, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer.
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
We may be unable to retain our key personnel and skilled employees.
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
          A majority of our revenue comes from about a dozen customers. For example, during the third quarter of 2006, one customer, Dell, accounted for more than 10% of our revenue, and sales to our top 10 customers, including Dell, accounted for 47% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship then our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.
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
          Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and results of operations.
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
          We often ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results before the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:
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
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
          Our evaluation resulted in our conclusion that as of March 31, 2006, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002, our disclosure controls and procedures were effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
          Although the majority of our transactions are in U.S. Dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The resulting impact from these hedge contracts is to offset a majority of the currency gains and losses in our local currency expenses. The contract maturity dates do not exceed six months. We do not purchase short-term forward exchange contracts for speculative purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, the Euro and the British Pound Sterling. Thai Baht contracts are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, while all other contracts are designated as fair value hedges under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.”

          As of March 31, 2006, we had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	March 31, 2006
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate *	Gain
Foreign currency forward contracts:
Thai Baht	$116.8	39.36	$1.2
Euro	1.3	0.82	—
British Pound Sterling	1.7	0.57	—

*	Expressed in units of foreign currency per U.S. dollar.
          During the three month periods ended March 31, 2006 and April 1, 2005, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
     Variable Interest Rate Risk
          At our option, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, our interest payments would also increase. At March 31, 2006, we had a $28 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.3 million annually.
Item 4. CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          In the normal course of business, we are subject to legal proceedings, lawsuits and other claims. We believe that any monetary liability or financial impact to us from these matters, individually and in the aggregate, beyond what we have provided for at March 31, 2006, would not be material to our financial condition. However, the ultimate amount of monetary liability or financial impact with respect to these matters is very uncertain and difficult to predict, and could therefore differ materially from our projections.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table provides information about repurchases by us of our common stock during the quarter ended March 31, 2006:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share	Program	Program(1)
Dec. 31, 2005 — Jan. 27, 2006	—		$—	—	$163,159,179
Jan. 28, 2006 — Feb. 24, 2006	11,171	(2)	$21.7400	—	$163,159,179
Feb. 25, 2006 — Mar. 31, 2006	905,362	(3)	$19.3619	900,000	$145,740,573

Total	916,533		$19.3909	900,000	$145,740,573

(1)	On November 21, 2005, we announced that our Board of Directors had authorized us to repurchase an additional $150 million of our common stock in open market transactions. The new $150 million authorization is in addition to our Board of Directors’ original authorization to purchase $100 million of our common stock announced on May 5, 2004. The term of the program is a five year period from November 17, 2005 to November 17, 2010.

(2)	Represents shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

(3)	Represents 900,000 shares purchased in open-market transactions and 5,362 shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.
The $125 million Senior Credit Facility prohibits us from paying cash dividends on our common stock.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as adopted September 20, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 26, 2005)

10.1.3	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.1.7	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement – Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.1.8	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.1.9	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement – Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.1.10	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement – Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.12.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005†*

10.12.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006†*

10.18.1	Letter Agreement, dated February 16, 2006, between the Company and Hossein M. Moghadam†*

10.20	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of February 16, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.21.1	Letter Agreement, dated February 16, 2006, between the Company and Stephen D. Milligan†*

10.36	Western Digital Corporation Executive Severance Plan, effective February 16, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.37	Letter Agreement, dated February 16, 2006, between the Company and Raymond M. Bukaty†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Stephen D. Milligan
Stephen D. Milligan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 8, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as adopted September 20, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 26, 2005)

10.1.3	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.1.7	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement – Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.1.8	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.1.9	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement – Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.1.10	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement – Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.12.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005†*

10.12.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006†*

10.18.1	Letter Agreement, dated February 16, 2006, between the Company and Hossein M. Moghadam†*

10.20	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of February 16, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.21.1	Letter Agreement, dated February 16, 2006, between the Company and Stephen D. Milligan†*

10.36	Western Digital Corporation Executive Severance Plan, effective February 16, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 22, 2006)*

10.37	Letter Agreement, dated February 16, 2006, between the Company and Raymond M. Bukaty†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.