Form 10-K
period 2006-06-30
WESTERN DIGITAL CORP
filed 2006-11-20
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8703

WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0956711 (I.R.S. Employer Identification No.)

20511 Lake Forest Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

Registrant’s telephone number, including area code: (949) 672-7000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value Per Share	New York Stock Exchange
Rights to Purchase Series A Junior	New York Stock Exchange
Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.0 billion, based on the closing sale price as reported on the New York Stock Exchange.

As of the close of business on November 10, 2006, 221.7 million shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2006

Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every six years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The 2006 and 2005 fiscal years, which ended on June 30, 2006 and July 1, 2005, respectively, consisted of 52 weeks each. Fiscal year 2004, which ended on July 2, 2004, was a 53-week year. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us”, “our” and “WD” refer to Western Digital Corporation and its subsidiaries.

We are a Delaware corporation that operates as the parent company of our hard drive business, Western Digital Technologies, Inc., which was formed in 1970.

Our principal executive offices are located at 20511 Lake Forest Drive, Lake Forest, California 92630. Our telephone number is (949) 672-7000 and our web site is http://www.westerndigital.com. The information on our web site is not incorporated in this Annual Report on Form 10-K.

Western Digital®, WD®, the WD logo, WD Caviar®, WD Raptor®, WD Scorpiotm, WD Passporttm and My Booktm are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	growth in demand for hard drives in the desktop, mobile, enterprise and consumer electronics markets and factors contributing to such growth;

•	our expansion into new hard drive markets, such as consumer electronics, retail, and enterprise and into emerging geographic markets;

•	increase in our sales of notebook hard drives and our on-going volume ramp of our Scorpiotm 2.5-inch hard drives;

•	our planned use of new recording technologies;

•	expectations regarding traditional seasonal demand trends and price declines for the hard drive industry;

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs; and

•	beliefs regarding our operating performance and general industry conditions and their impacts on the realization of our deferred tax assets and the need to reduce all or a portion of our valuation allowance.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Item 1A of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

General

We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks to store and allow fast access to data. Hard drives are key components of computers, data storage subsystems and many consumer electronic devices.

We sell our products worldwide to original equipment manufacturers (“OEMs”) for use in computer systems, subsystems or consumer electronics (“CE”) devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage and storage area networks. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), satellite and cable set-top boxes (“STBs”), MP3 players, and USB thumb drives. We also sell our hard drives as stand-alone storage products and integrate them into our own WD-branded external storage products for purposes such as personal data backup and portable or expanded storage of digital music, photography, video, and other data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch, 2.5-inch and 1.0-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 36 gigabytes (“GB”) to 500 GB, nominal rotation speeds of 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 160 GB, nominal rotation speed of 5,400 RPM, and offer both the EIDE and SATA interfaces. Our 1.0-inch form factor, with 4 and 6 GB hard drives, used primarily in miniature portable storage devices, have a nominal rotation speed of 3,600 RPM and use the CompactFlash® 130 interface.

We assemble hard drives in Malaysia and Thailand. We also design and manufacture a substantial portion of our required magnetic heads, head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) in Fremont, California and Bang Pa-In, Thailand. For geographical financial data, see Part II, Item 8, Note 10 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Business Strategy

Our business strategy is to provide a broad selection of reliable, high quality hard drives at a low total cost of ownership and with high efficiency. We believe this strategy helps accomplish the following:

•	distinguishes us in the dynamic and competitive hard drive industry;

•	provides great value to our customers; and

•	allows us to better achieve consistent financial performance, including strong returns on invested capital.

We have designed our business strategy to accommodate significant unit and revenue growth with relatively small increases in operating expenses and to consistently achieve high asset utilization.

Industry

We develop and manufacture hard drives for the desktop, mobile, enterprise, CE and retail markets. We believe that growth in the sales of hard drives has outpaced growth in the sales of all desktop and notebook computers (“PCs”) over the past five years. Based on industry data, in calendar 2001 there were approximately 50% more hard drives sold in the market than PCs. In contrast, in calendar 2005 there were approximately 74% more hard drives sold in the market than PCs. We believe the following factors primarily drive this accelerating growth of hard drive sales versus PC sales:

•	consumer use of hard drives for the playing, retention, and creation of digital content for personal use in the rapidly growing CE market;

•	growth of the external hard drive or branded products market, permitting the easy storage and backup of data such as music or digital photographs;

•	increased use of multiple hard drives in PCs for data backup and expanded storage capacity; and

•	increased use of multiple cost-optimized high performance hard drives in data-intensive applications such as Internet search engines.

These factors and our product expansion efforts in the last two years have gradually increased our percentage of revenue derived from non-desktop sources. In 2006, 71% of our revenue was from desktop computers and 29% was from non-desktop sources, compared to 79% of our revenue from desktop computers and 21% from non-desktop sources in 2005.

For further discussion of the risks of the hard drive industry, please see Item 1A of this Annual Report on Form 10-K.

PC Market

The PC market consists of the overall hard drive market for desktop and notebook computers. Consumers use PCs in homes, businesses and multi-user networks. PCs use software applications for word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and for other needs. Hard drives store both PC software applications and the data used by the applications.

We believe that the demand for hard drives in the PC market has grown in part due to:

•	the overall growth of PC sales;

•	the increasing needs of businesses and individuals for increased storage capacity on their PCs;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto PC hard drives.

We believe several other factors affect the rate of PC unit growth, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Asia, Eastern Europe and Latin America, and the lengthening of PC replacement cycles.

Mobile Market

We expect the mobile market, which consists primarily of notebook computers, to continue to grow faster than the desktop or enterprise markets in the next three years. We believe that the demand in the mobile market has grown from approximately 16% of the overall hard drive market in calendar 2003 to 21% of the overall hard drive market in calendar 2005.

As the mobile market evolves to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, reliability, execution, flexibility, and competitive cost structures of their hard drive suppliers. These are the same attributes that have mattered for many years to customers in the high-volume desktop market.

Enterprise Market

The enterprise market for hard drives includes workstations, servers, network attached storage, storage area networks, and other computing systems or subsystems. Historically, hard drives for this market segment have utilized several interfaces, including the Small Computer Systems Interface (“SCSI”) and Fibre Channel Arbitrated Loop. Beginning in 2003, these traditional enterprise interfaces have been supplemented or have been replaced in certain storage applications by SATA hard drives featuring an interface technology supported by industry standards. SATA hard drives typically cost less than SCSI hard drives while offering higher capacities and maintaining similar reliability, scalability and performance.

We believe that enterprise uses of SATA hard drives will continue to increase. During the past few years a new disk-based back-up application has emerged with high-capacity SATA hard drives augmenting SCSI hard drives, tape and optical media. This new application, popularly referred to as “near-line” storage, has created a growth market because hard drives back-up or access data more quickly than tape or optical solutions, and quickly retrieve critical back-up or near-line data. The availability of SATA hard drive solutions, which are more cost effective than SCSI hard drives, promotes the increasing use of hard drives in near-line storage applications.

Enterprise-class SATA drives are becoming commonplace for IT infrastructure applications such as databases, scientific computing, web caching and electronic mail. These applications have become an important market for large capacity SATA hard drives. We believe that this market will consume a growing portion of the highest capacity hard drives in the next three years.

Consumer Electronics Market

The use of hard drives in CE products has been a major growth area in recent years. Today’s three largest segments of this market are:

•	digital video content in applications such as DVRs;

•	audio and video content in applications such as consumer handheld devices, including MP3 players; and

•	hard drives in game consoles.

Since 1999, DVRs have been available for use in home entertainment systems and they offer enhanced capabilities such as pausing live television, simplifying the process of recording, cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. Additionally, digital video disk (“DVD”) recorders increasingly incorporate hard drives to allow for DVR functionality and faster recording of content onto removable DVDs. The market for these products favors large capacity hard drives and continues to grow in Japan, North America, and Europe. Additionally, the rest of Asia Pacific shows strong interest in this market. We believe growth in this market will continue to build demand for higher capacity hard drives.

Hard drives with 1.8-inch or 1.0-inch form factors primarily address the consumer handheld device and portable external storage markets. The majority of hard drives used in portable media players that play both digital audio and video content are 1.8-inch form factors.

External Hard Drive Market

Most new PC systems include high-speed external interfaces, such as FireWiretm, USB 2.0 or Ethernet network connections that permit users to supplement the storage space of their PC systems or home and small office networks with the use of external hard drives. Users store additional programs or multimedia content, and back up internal hard drives with external hard drives. Although external hard drives are a small part of the overall hard drive market, we believe that sales will continue to grow. External storage can often be the easiest, quickest or only way of adding additional storage capacity to either a desktop or notebook computer. In addition, there is opportunity for external storage in CE products as a way of expanding storage capacity in these devices.

Other Market Opportunities

We regularly review opportunities to apply our knowledge of data storage technology to markets that we do not currently serve. Based on significant investments we made over the last four years, we believe we now have the technology building blocks to increase our overall market penetration and be a full-line hard drive supplier. Consistent with our measured and deliberate approach to new market entries in the recent past, our approach to additional new markets will be based on a careful assessment of the risks, rewards, requirements and profit potential of such actions.

Products

We offer a broad line of hard drives designed for various markets. We market our hard drives under brand names including WD Caviar®, WD Raptor®, WD Scorpiotm, WD Passporttm and My Booktm. These hard drives service the desktop, mobile, enterprise, CE and branded products markets, and can be found in products including desktop computers, notebook computers, enterprise storage, workstations, video surveillance equipment, networking products, DVRs, STBs and external storage devices.

Desktop Hard Drive Products

Our hard drives designed for the desktop market currently consist of 3.5-inch form factor products with capacities ranging from 36 GB to 500 GB and a nominal rotation speed of 7,200 RPM. These products utilize either the EIDE or SATA interfaces, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in our hard drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second, which is the maximum specified data transition that can be sustained under ideal conditions. The SATA interface available in many of our hard drives enable burst transfer rates of up to 300 megabytes per second.

Mobile Hard Drive Products

Our hard drives used in mobile products typically include 2.5-inch form factor drives for notebook computers. Although the desktop market accounts for a majority of hard drive sales, unit shipments of hard drives for notebook computers represent a growing share of the total. In 2005, we introduced our WD Scorpiotm hard drive family consisting of 2.5-inch form factor products with capacities ranging from 40 GB to 80 GB and a nominal rotation speed of 5,400 RPM. These products utilize the EIDE interface. In January 2006, we expanded our WD Scorpiotm line with 100 GB and 120 GB offerings, enabling us to address a greater share of the 2.5-inch mobile market. In addition, we added a family of products with the SATA interface in March 2006. In July 2006, we added an 80 GB-per-platter 2.5 inch drive with perpendicular magnetic recording (PMR) technology to the WD Scorpiotm family providing as much as 160 GB total drive capacity.

Enterprise Hard Drive Products

We offer multiple product lines to address enterprise market needs, including:

•	the WD Raptor®, which is a 10,000 RPM enterprise-class drive with the SATA interface for enterprise applications requiring high performance and high reliability; and

•	the WD Caviar® RAID Edition (RE), which is a 7,200 RPM drive with capacities ranging from 120 GB to 500 GB. The WD Caviar® RE includes both SATA and EIDE interfaces and has enhanced reliability features and ratings when contrasted to our desktop products.

Both WD Raptor® and WD Caviar® RE drives may be used in, but are not limited to, applications such as databases, e-commerce and super computing in life science, oil and gas and similar industries, business records management, e-mail, file serving, web serving, near-line storage, medical records, engineering data management, video broadcasting and video security.

Consumer Electronics Products

We offer hard drives designed for use in products such as DVRs, STBs, karaoke systems, multi-function printers, and gaming systems. These products deliver the characteristics CE manufacturers seek most — quiet operation, low temperature and power consumption specifications, high reliability and optimized streaming capabilities.

Branded Products

We also sell a line of branded hard drive products and related adapters directly to end customers through retail store fronts and online stores. These include:

•	3.5-inch, 2.5-inch and 1.0-inch form factor external hard drives, which are internal drives embedded into PC peripheral-style enclosures with the WD brand that have FireWiretm, USB 2.0 and Ethernet network connections; and

•	internal hard drives packaged as an installation kit with the WD brand for retail store sales.

Research and Development

We devote substantial resources to development of new products and improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $297 million, $240 million and $202 million in 2006, 2005 and 2004, respectively.

For further discussion of risks related to our development of new products, see Item 1A of this Annual Report on Form 10-K.

Technology and Product Development

Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently better than removable or floppy disks, optical hard drives and tapes, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

•	“Storage capacity” — the amount of data that can be stored on the hard drive — commonly expressed in GB. As defined in the hard drive industry, one GB equals one billion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

•	“Average seek time” — the time needed to position the heads over a selected track on the disk surface — commonly expressed in milliseconds.

•	“Internal data transfer rate” — the sustained rate of data transfer to and from the disk — commonly expressed in megabits per second. One megabit equals one million bits.

•	“Spindle rotational speed” — the nominal rotational speed of the disks inside the hard drive — commonly expressed in RPM, revolutions per minute or latency. Spindle rotational speeds commonly stated as 5,400, 7,200 and 10,000 RPM are sometimes approximations.

•	“Acoustics” — the sound power emitted during hard drive operation — commonly expressed in decibels.

All of our hard drive products employ similar technology. The main components of the hard drive are a head disk assembly and a printed circuit board. The head disk assembly includes heads, media (disks), head positioning mechanism (actuator) and spindle motor. A hard base plate protective package in a contamination-controlled environment contain these components. The printed circuit board includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector.

One or more disks positioned around a motor-driven spindle hub that rotates the disks comprises the head disk assembly. A thin coating of magnetic materials applied to a smooth substrate make the disk. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk.

The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks and controls the heads. The location of data on each disk is logically maintained in concentric tracks divided into sectors. The computer sends instructions to the controller to read data from or write data to the disks based on logical track and sector locations. Guided by instructions from the controller, the head stack assembly pivots and swings across the disk by a head actuator or motor until it reaches the selected track of a disk, where the data is recorded or retrieved.

Industry standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE and SATA, and the primary interface for enterprise systems is SCSI. As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA, to handle the higher data transfer rates. We currently offer our WD Caviar®, 7,200 RPM drives with the SATA interface and featuring capacities as large as 500 GB. We design these products for the PC, workstation, server, and external storage markets. We believe that SATA is also becoming a more popular interface in the enterprise market. We currently offer our WD Raptor®, a 10,000 RPM enterprise-class drive with the SATA interface, and the WD Caviar® RE and RE2, 7,200 RPM drives manufactured to enterprise-class standards and available with a SATA interface.

The number of disks and each disk’s areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks as the areal density increases, potentially reducing product costs over time through reduced component requirements. Beginning in July 2006, we began shipping 3.5-inch hard drives with 160 GB per platter areal density and 2.5-inch hard drives with 80 GB per platter areal density.

Head technology is one of the variables affecting areal density. Historically, there have been rapid technological changes resulting in several generations of head technology in a relatively short time. However, in recent years the time has lengthened between changes in generations of head technology. Currently, the desktop hard drive industry uses giant magnetoresistive (including tunneling magnetoresistive) head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. Most of our hard drive product offerings currently employ giant magnetoresistive head technology. Additionally, we have undertaken significant development efforts to implement perpendicular recording technology and we began using perpendicular recording heads in certain products beginning in July 2006.

The WD product line generally leverages a common platform for various products within product families with different capacities to serve differing market needs. This platform strategy results in commonality of components across different products within product families and, in some cases, across product families, which reduces exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models.

In addition to the development of hard drives, we also invest considerable resources in the development of WD head technology used in the majority of our hard drive products. The design and manufacturing of WD heads consists of engineering and fabricating a read element for reading data from a disk, a write element for writing data to a disk, and slider. The slider functions similar to an airplane wing and allows the read and write elements to fly over the surface of the disk and to land, on either the disk or a special ramp, when power is not applied to the hard drive.

Fiscal 2006 represented the fourth consecutive year of substantial growth in our research and development and capital spending to support our significant broadening of our product and technology portfolios. Over that four-year period, we have grown our investment spending over 250% from $168 million in fiscal 2002 to approximately $600 million in fiscal 2006. As a result of this investment activity, we continue to expand our business beyond the desktop market into newer markets or markets in which we have not previously participated. Such investments have allowed us to execute against our strategic objective of revenue diversification to address the growth of new applications for hard drives and fast-growing new market opportunities.

For an additional discussion of risks related to technological innovations, see Item 1A of this Annual Report on Form 10-K.

Sales and Distribution

We sell our products globally to OEMs, distributors and retailers. OEMs purchase our hard drives and assemble them into the computer or other CE systems they build. Distributors typically sell our hard drives to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Retailers typically sell our hard drive products directly to end-users.

Original Equipment Manufacturers

Sales to OEMs accounted for 54%, 58% and 51% of our revenue in 2006, 2005 and 2004, respectively. During 2006, our major OEM customer was Dell. During 2006, 2005 and 2004, sales to Dell accounted for 12%, 16%, and 14%, respectively, of our revenue. We believe that our success depends on our ability to maintain and improve our strong relationships with the leading OEMs.

OEMs evaluate and select their hard drive suppliers based on a number of factors, including quality and reliability, storage capacities, performance characteristics, price, service and support, ease of doing business, and the supplier’s long-term financial stability. They typically seek to qualify two or more providers for each generation of hard drives, and once an OEM has chosen its qualified hard drive vendors for a given product, it generally will purchase hard drives from those vendors for the life of that product. To achieve success with OEM qualifications, a hard drive supplier must consistently offer hard drives featuring leading technology, quality, and reliability at acceptable capacity per disk. Suppliers must quickly achieve volume production of each new generation of high quality and reliable hard drives, requiring access to flexible, high-capacity, high-quality manufacturing capabilities.

Many of our OEM customers utilize just-in-time inventory management processes or supply chain business models that combine “build-to-order,” in which the OEM does not build until there is a firm order, and “contract manufacturing,” in which the OEM contracts assembly work to a contract manufacturer who purchases components and assembles the computer based on the OEM’s instructions. For certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations.

For an additional discussion of risks related to our need to adapt to our customers’ business models and maintain customer satisfaction, refer to Item 1A of this Annual Report on Form 10-K.

Distributors

We use a select group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors accounted for approximately 39%, 36% and 42% of our revenue for 2006, 2005 and 2004, respectively. Distributors generally enter into non-exclusive agreements for specific territories with us for purchase and redistribution of product. We grant our distributors limited price protection rights.

Retailers

We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorize sales through distributors to smaller retailers. Retailers accounted for approximately 7%, 6% and 7% of our revenue for 2006, 2005 and 2004, respectively. Our current retail customer base is primarily in the United States, Canada and Europe. The retail channel complements our other sales channels while helping to build brand awareness for WD and our products. Retailers supply end-users with products to upgrade their computers and externally store their data for backup purposes. We grant our retailers price protection and limited rights to return product on an inventory rotation basis. We also sell our branded products through the Internet, at our web site.

Sales and Marketing

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Japan, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 68%, 65% and 63% of our revenue for 2006, 2005 and 2004, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For further discussion regarding the risks related to sales to international customers, see Item 1A of this Annual Report on Form 10-K.

For additional information concerning revenue recognition, sales by geographic region and significant customer information, see Part II, Item 8 — Notes 1 and 10 of the Notes to Consolidated Financial Statements.

We perform our marketing and advertising functions internally and through outside firms. We target advertising, worldwide packaging and marketing materials to various reseller and end-user categories. We utilize both consumer media and, to a lesser extent, trade publications. We have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures. We also maintain customer relationships by communicating with our resellers and providing end-users with information and support through our web site.

Competition

We compete primarily with manufacturers of hard drives for desktop, mobile, enterprise and CE products. Our competitors in the hard drive market include Fujitsu Limited, Hitachi Global Storage Technologies, Samsung Electronics Incorporated, Seagate Technology and Toshiba Corporation. In 2006, Seagate completed the acquisition of Maxtor Corporation which, at the time of the acquisition, was one of the hard drive industry’s four largest suppliers.

The hard drive industry is intensely competitive, with hard drive suppliers competing for sales to a limited number of major customers. Hard drives manufactured by different competitors are highly substitutable due to the industry mandate of technical form, fit and function standards. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support, and ease of doing business. The relative importance of these factors varies between customer and market segments. We believe that we are generally competitive in all of these factors.

We believe that there are no substantial barriers for existing competitors to offer competing products. Therefore, we believe that we cannot differentiate WD hard drive products solely on attributes such as storage capacity, buffer size or time-to-market. Accordingly, we differentiate WD by focusing on operational excellence, high product quality and reliability, and designing and incorporating into our hard drives desirable product performance attributes. Such performance attributes include seek times, data transfer rates, intelligent caching, failure prediction, remote diagnostics, acoustics and data recovery. In addition, we emphasize non-product related attributes, including rapid response to our customers. Rapid response requires accelerated design cycles, customer delivery, production flexibility and timely service and support, which contribute to customer satisfaction. We also rely on the strength of the WD brand name with value-added resellers and solution providers to whom we sell our hard drive products directly and indirectly. We believe that trust in a manufacturer’s reputation, its execution track record and the establishment of strategic relationships have become important factors in the selection of a hard drive, particularly in a rapidly changing technology environment.

Advances in magnetic, optical or other data storage technologies could result in competitive products with better performance or lower cost per unit of capacity than our products. High-speed semiconductor memory could compete with our hard drive products in the future. Semiconductor memory is much faster than magnetic hard drives, but currently is not competitive from a cost standpoint. Flash memory, a non-volatile semiconductor memory, is currently much more costly and, while it has higher “read” performance attributes than hard drives, it has lower “write” performance attributes. Flash memory could become competitive in the near future for applications requiring less storage capacity than that provided by hard drives.

For an additional discussion of risks related to competition, see Item 1A of this Annual Report on Form 10-K.

Service and Warranty

We generally warrant our newly manufactured hard drives against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product. Our warranty obligation is generally limited to repair or replacement of the hard drive. We have engaged third parties in Australia, Brazil, Canada, China, Germany, Hungary, India, Korea, Russia, Singapore, Thailand and the United Arab Emirates to provide various levels of testing, processing and/or recertification of returned hard drives for our customers. In addition, we process, test and recertify returned hard drives at our facility in the United States.

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, execution skills and human resources to continue to be successful and have the ability to grow, as necessary, our manufacturing operations. To be competitive, we must manufacture high quality hard drives with industry leading time-to-volume production at competitive unit costs. We strive to maintain manufacturing flexibility, high manufacturing yields, and reliable products, while insisting that our suppliers provide high-quality components at competitive prices. The critical elements of our hard drive production are high volume, low cost assembly and testing, and establishment and maintenance of key supplier relationships. By establishing close relationships with our strategic component suppliers, we believe we access best-of-class manufacturing quality. In addition, we believe that our sourcing strategy currently enables us to have the business flexibility needed to select the highest quality low cost of ownership suppliers as product designs and technologies evolve.

Hard drive manufacturing is a complex process involving the assembly of precision components with narrow tolerances and thorough testing. The assembly process occurs in a “clean room” environment that demands skill in process engineering and efficient space utilization to control the operating costs of this manufacturing environment. Our clean room manufacturing process consists of modular production units, each of which contains a number of work cells.

We manufacture hard drives in Malaysia and Thailand. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. For example, during 2002, in response to an increase in demand and to capitalize on the local supplier base, we completed the acquisition of a

Thailand manufacturing facility. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs.

In July 2003, we purchased substantially all of the assets of Read-Rite Corporation, formerly one of our suppliers of heads, including its wafer fabrication equipment in Fremont, California and its slider fabrication facility in Bang Pa-In, Thailand. We upgraded and enhanced these facilities to meet the demands of new technologies consistent with our hard drive production facilities. We use these facilities to design and manufacture a substantial portion of the heads, HGAs and HSAs we include in the hard drives we manufacture.

For an additional discussion of risks related to manufacturing, see Item 1A of this Annual Report on Form 10-K.

Materials and Supplies

The principal components currently used in the manufacture of our hard drives are magnetic heads and related HGAs, HSAs, media, controllers, spindle motors and mechanical parts used in the head disk assembly. We use both custom and standard semiconductor components such as logic, memory and microprocessor devices obtained from other manufacturers, as well as a wide variety of other parts, including printed circuit boards, connectors, cables, and other interconnect technology. We also design and manufacture a substantial portion of the heads required for the hard drives we manufacture. We purchase a portion of these components from third party suppliers.

We acquire all of the remaining components for our products from third party suppliers. We generally retain multiple suppliers for each of our component requirements but in some instances use sole sources for business reasons. For example, during 2006, we purchased media from several outside vendors including Fuji Electric, Hoya Corp., Komag Inc. and Showa Denko KK. We have volume purchase agreements with Komag Inc. and Showa Denko KK which obligate us to purchase from each supplier, and obligates each supplier to supply to us, certain specified media volumes in accordance with the terms in the agreements.

We sole-source some components, such as custom integrated circuit devices for certain products from STMicroelectronics and Marvell Semiconductor, Inc. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits. We expect this trend to continue in custom integrated circuits for hard drives.

For an additional discussion of risks related to our component supplies, see Item 1A of this Annual Report on Form 10-K.

Backlog

Historically, a substantial portion of our orders has been for shipments of hard drives within 30 to 60 days of the placement of the order. We generally negotiate pricing, order lead times, product support requirements and other terms and conditions before receiving a computer manufacturer’s first purchase order for a product. Customers’ purchase orders typically may be canceled with relatively short notice to us, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, we make many of our sales to OEMs under just-in-time delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Instead, we receive a periodic forecast of requirements from the customer and invoice the customer upon shipment of the product from the just-in-time warehouse. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue and profit and may not be comparable to earlier periods.

Patents, Licenses and Proprietary Information

We own numerous patents and have many patent applications in process. We believe that, although our patents and patent applications have considerable value, the successful manufacturing and marketing of our products depends primarily upon the technical and managerial competence of our personnel. Accordingly, the patents held and applied for do not ensure our future success.

In addition to patent protection of certain intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We believe that our non-patented intellectual property, particularly some of our process technology, is an important factor in our success. We rely upon non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which we conduct business may provide less protection for confidential information than the United States.

We rely on certain technology that we license from other parties to manufacture and sell WD products. We believe that we have adequate cross-licenses and other agreements in place in addition to our own intellectual property portfolio to compete successfully in the hard drive industry. For additional discussion of risks related to our ownership and use of intellectual property, see Item 1A of this Annual Report on Form 10-K.

Environmental Regulation

We are subject to a variety of regulations in connection with our operations. We believe that we have obtained or are in the process of obtaining all necessary environmental permits for our operations. For additional discussion of risks related to environmental regulation, see Item 1A of this Annual Report on Form 10-K.

Employees

As of June 30, 2006, we employed a total of 24,750 employees worldwide. This represents an increase in headcount of approximately 7% since July 1, 2005 and an increase of approximately 42% since July 2, 2004. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs, which we believe are, in the aggregate, competitive with those offered by our competitors. We and most of our competitors nevertheless have difficulty at times in hiring and retaining certain skilled personnel. We have engaged consultants and contract personnel to fill these needs until full-time employees could be recruited. We consider our employee relations to be good.

Available Information

We maintain an Internet web site at http://www.westerndigital.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our web site at http://www.westerndigital.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. Any materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information about the operation of the Public Reference Room can also be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers of the Registrant

Listed below are all of our executive officers as of June 30, 2006, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

Matthew E. Massengill	45	Chairman of the Board
Arif Shakeel(1)	51	Chief Executive Officer
John F. Coyne(1)	56	President, Chief Operating Officer
Raymond M. Bukaty	49	Senior Vice President, Administration, General Counsel and Secretary
Stephen D. Milligan	43	Senior Vice President and Chief Financial Officer
Hossein Moghadam	62	Senior Vice President and Chief Technology Officer

(1)	As disclosed in the Company’s press release on November 2, 2007, Mr. Coyne will become our President and Chief Executive Officer and Mr. Shakeel will relinquish the role of Chief Executive Officer but will continue to be employed by us as Special Advisor to the Chief Executive Officer. Mr. Coyne has joined our Board of Directors and will stand for election at the next Annual Meeting along with Mr. Shakeel.

Mr. Massengill joined us in 1985 and has served in various executive capacities. From October 1999 until January 2000, he served as Chief Operating Officer, from January 2000 until January 2002, he served as President, and from January 2000 until October 2005, he served as Chief Executive Officer. He has served as Chairman of the Board since November 2001.

Mr. Shakeel joined us in 1985 and has served in various executive capacities. From February 2000 until April 2001, he served as Executive Vice President and General Manager of Hard Disk Drive Solutions, from April 2001 until January 2003, he served as Executive Vice President and Chief Operating Officer, and from January 2002 until June 2006, he served as President. He was named Chief Executive Officer in October 2005.

Mr. Coyne joined us in 1983 and has served in various executive capacities. From November 2002 until June 2005, Mr. Coyne served as Senior Vice President, Worldwide Operations, from June 2005 until September 2005, he served as Executive Vice President, Worldwide Operations and from November 2005 until June 2006, he served as Executive Vice President and Chief Operations Officer. Effective June 2006, he was named President, Chief Operating Officer.

Mr. Bukaty joined us in 1999 as Vice President, Corporate Law. Mr. Bukaty was appointed to Vice President, General Counsel and Secretary in March 2002, and to Senior Vice President in January 2004, and assumed his current position as Senior Vice President, Administration, General Counsel and Secretary in October 2004.

Mr. Milligan joined us in September 2002 as Vice President, Finance. He was appointed Senior Vice President and Chief Financial Officer in January 2004. Before joining us, Mr. Milligan served in a variety of senior finance capacities at Dell between April 1997 and September 2002, including Assistant Controller, European Controller, North European Finance Director, Director of Finance for the Americas, and Controller for Dell Financial Services.

Dr. Moghadam joined us in October 2000 as Vice President, Engineering and site manager of our San Jose facility. He served as Senior Vice President, Research and Development from November 2004 to November 2005 and was appointed Senior Vice President and Chief Technology Officer in November 2005.

Item 1A.	Risk Factors

Declines in average selling prices (“ASPs”) in the hard drive industry adversely affect our operating results.

The hard drive industry historically has experienced declining ASPs. Our ASPs tend to decline when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. Our ASPs also decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. If ASPs in the hard drive industry continue to decline, then our ASPs will also likely decline, which would adversely affect our operating results.

If we fail to anticipate or timely respond to changes in the markets for hard drives, our operating results could be adversely affected.

Over the past few years the consumer market for computers has shifted significantly towards lower priced systems. If we are not able to continue to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as content increasingly convert to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives will be found in many CE products other than computers.

In addition, we expect that the consumer market for multi-media applications, including audio-video products, incorporating high capacity, and handheld consumer storage will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging. Moreover, some of the devices, such as personal video recorders and digital video recorders, or other products outside of the CE market, may require attributes not currently offered in our products, resulting in a need to expend capital to develop new interfaces, form factors, technical specifications or hard drive features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in continuing to deploy our hard drive technology and expertise to develop new products for the emerging CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

Our prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard drives.

Demand for our hard drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market has experienced periods of excess capacity which can lead to liquidation of excess inventories and intense price competition. If intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could result in lower revenue and gross margins.

Our failure to accurately forecast market and customer demand for our products could adversely affect our business and financial results.

The hard drive industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, of if market demand increases significantly beyond our forecasts, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.

We also use forecasts in making decisions regarding investment of our resources. For example, as the hard drive industry transitions from the Parallel Advanced Technology Attachment (“PATA”) interface to the SATA interface, we may invest more resources in the development of products using the SATA interface. If our forecasts regarding the replacement of the PATA interface with the SATA interface are inaccurate, we may not have products available to meet our customers’ needs.

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

Increases in areal density may outpace customers’ demand for storage capacity, which may lower the prices our customers are willing to pay for new products.

Historically, the industry has experienced periods of increased areal density growth rates. Although in recent years there has been a decrease in the rate of areal density growth, if industry conditions return to periods of increased growth rates, the rate of increase in areal density may exceed the increase in our customers’ demand for aggregate storage capacity. Furthermore, our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied with lower capacity hard drives at lower prices, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our results of operations.

A low cost structure is critical to our operating results and increased costs may adversely affect our operating margins.

A low cost structure for our products, including critical components, labor and overhead, is critical to the success of our business and our operating results depend on our ability to maintain competitive cost structures on new and established products. If our competitors are able to achieve a lower cost structure for manufacturing hard drives, and we are unable to match their cost structure, we could be at a competitive disadvantage to those competitors. Additionally, there are costs for certain commodity materials, an increase in which increases our costs of manufacturing and transporting hard drives and key components. For example, shortages of materials such as steel and aluminum increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. The rising cost of oil also increases our costs and may result in lower operating margins if we are unable to pass such increased costs through to our customers.

Changes in product life cycles could adversely affect our financial results.

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

If we fail to make the technical innovations necessary to continue to increase areal density, we may fail to remain competitive.

New products in the hard drive market typically require higher areal densities than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require existing head and media technology to be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs may put us at a competitive disadvantage to companies that achieve these results.

A fundamental change in recording technology could result in significant increases in our operating expenses and could put us at a competitive disadvantage.

Currently the majority of the hard drive industry uses giant magnetoresistive head technology, which allows significantly higher storage capacities than the previously utilized thin-film head technology. However, the industry is developing and now implementing new recording technologies that may enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular, current perpendicular-to-plane, and tunneling junction technology, each of which represent a significant change in fundamental recording technology. The industry is experiencing a fundamental shift in recording technology, this shift in technology is difficult to implement and historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust their designs and processes to accommodate the new technology, fails to remain competitive. There are some technologies, such as heat assisted magnetic recording, that, if they can be implemented by a competitor on a commercially viable basis, will represent a revolutionary recording technology that could put us at a competitive disadvantage.

As a result, we could incur substantial costs in developing new technologies, such as, heads, media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components that accommodate the new technology. For example, new recording technology requires changes in the manufacturing process of media, which may cause longer production times and reduce the overall availability of media in the industry. Additionally, the new technology requires a greater degree of integration between heads and media which may lengthen our time of development of hard drives using this technology. These results would increase our operating costs, which may negatively impact our operating results.

The difficulty of introducing hard drives with higher levels of areal density and the challenges of reducing other costs may impact our ability to achieve historical levels of cost reduction.

Storage capacity of the hard drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of magnetic bits that can be stored on the recording surface of the disk. Generally, the higher the areal density, the more information can be stored on a single platter. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, because increases in areal density have become more difficult in the hard drive industry, such increases may require increases in component costs. In addition, other opportunities to reduce costs may not continue at historical rates. Our inability to achieve cost reductions could adversely affect our operating results.

If we fail to maintain effective relationships with our major component suppliers, our supply of critical components may be at risk and our profitability could suffer.

Under our business model, we do not manufacture many of the component parts used in our hard drives, however, for some of our product families, we do make most of our own heads. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

Dependence on a limited number of qualified suppliers of components and manufacturing equipment could lead to delays, lost revenue or increased costs.

Certain components are available from a limited number of suppliers. Because we depend on a limited number of suppliers for certain hard drive components and manufacturing equipment, each of the following could significantly harm our operating results:

•	an increase in the cost of such components or equipment;

•	an extended shortage of required components or equipment;

•	consolidation of key suppliers;

•	failure of a key supplier’s business process; or

•	the failure of key suppliers to remain in business, adjust to market conditions, or to meet our quality, yield or production requirements.

Our future operating results may also depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volumes to meet our production requirements. A number of the components that we use are available from only a single or limited number of qualified outside suppliers, and may be used across multiple product lines. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries, resulting in a supply reduction, or a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. For example, the hard drive industry is currently facing a tightness in the availability of media (rotating magnetic disks) components, and there are currently only three independent suppliers of aluminum media and three independent suppliers of glass media in the market. Several of our competitors have an internal supply of media therefore allowing them to better withstand a shortage of media while, if we are unable to obtain sufficient quantities of media, or other necessary components, we may experience production delays which could cause us loss of revenue. If a component becomes unavailable, we could suffer significant loss of revenue.

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

To reduce the risk of component shortages, we attempt to provide significant lead times when buying these components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions or when our component needs change. In addition, we have entered into contractual commitments with component suppliers, such as suppliers of media, and may enter into contractual commitments with other component suppliers, in an effort to increase and stabilize the supply of those components, and enable us to purchase such components at favorable prices. Some of these commitments require or may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier, however these commitments may not result in a satisfactory increase or stabilization of the supply of such components.

We have high-volume hard drive manufacturing facilities in Malaysia and Thailand, which subjects us to the risk of damage or loss of any of these facilities and localized risks to personnel in these locations.

Our hard drives are manufactured in facilities in Malaysia and Thailand. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects any of these facilities or our ability to manufacture could limit the total volume of hard drives we are able to manufacture and result in a loss of sales and revenue and harm our operating results. Similarly, a localized health risk affecting our personnel in Malaysia and Thailand, such as a new pandemic influenza in Asia Pacific, could impair the total volume of hard drives that we are able to manufacture.

Our head manufacturing operations include a single wafer fabrication facility in Fremont, California and a single head gimbal/head stack assembly facility in Bang Pa-In, Thailand, which subjects us to substantial risk of damage or loss if operations at either of these facilities are disrupted.

As we have previously discussed in public statements, our business plan presently contemplates that we plan to design and manufacture approximately 70% of the heads required for the hard drives we manufacture. We fabricate wafers in our Fremont, California facility, and the wafers are then sent to our Thailand facility for slider fabrication/wafer slicing, HGA assembly and testing, and HSA assembly and testing. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects our facilities in Fremont, California or Bang Pa-In, Thailand would significantly affect our supply of heads and limit our ability to manufacture hard drives which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.

Our head manufacturing operations may result in additional costs and risks to our business.

Our vertical integration of head manufacturing resulted in a fundamental change in our operating structure, as we now manufacture heads for use in many of the hard drives we manufacture. Consequently, we make more capital investments than we would if we were not vertically integrated and carry a higher percentage of fixed costs than assumed in our prior financial business model. If the overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head manufacturing assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs, and the need for assured supply of components, especially hard drive media, that is optimized to work with our heads.

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

Our operating results may be adversely affected if we fail to optimize the overall quality, time-to-market and time-to-volume of new and established products.

To achieve consistent success with our customers who manufacture computers, systems and CE products, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:

•	maintain overall quality of products on new and established programs;

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies;

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs;

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products;

•	qualify these products with key customers on a timely basis by meeting all of our customers’ needs for performance, quality and features;

•	maintain an adequate supply of components required to manufacture our products;

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands; or

•	consistently meet stated quality requirements on delivered products, our operating results could be adversely affected.

If we are unable to timely and cost-effectively develop heads with leading technology and overall quality, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

Under our business plan, we are developing and manufacturing a substantial portion of the heads used in some of the product families of hard drives we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head technologies developed by other head manufacturers. Technology transition for head designs is critical to increasing our volume production of heads. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads for products using future technologies. We also may not effectively transition our head design and head technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs. For example, we recently began using perpendicular recording heads in certain of our products. We face various challenges in ramping the manufacturing volume of these products and if we do not adequately address these challenges, or if we encounter quality problems with the heads we manufacture for these products, our continued shipment of these products may be delayed, impairing our ability to realize revenue from these products.

If we fail to qualify our products with our customers, they may not purchase any units of a particular product line, which would have a significant adverse impact on our sales.

We regularly engage in new product qualification with our customers. To be considered for qualification, we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume OEMs, which continue to consolidate their share of the desktop, mobile and CE markets. If product life cycles continue to be extended due to a decrease in the rate of areal density growth, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could harm our competitive position. These risks are increased because we expect cost improvements and competitive pressures to result in declining gross margins on our current generation products.

We are subject to risks related to product defects, which could result in product recalls and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.

We warrant our products for up to five years. We test our hard drives in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers, and we may lose market share with our customers, including our OEM customers.

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

Higher capacity storage needs have typically been better served by magnetic hard drives than flash memory as hard drive manufacturers can offer better value at high capacities, while lower capacity needs have been successfully served by solid state storage such as flash memory technology. Advances in magnetic, optical, semiconductor or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. If we fail to be cost competitive against flash memory, we could be at a competitive disadvantage to competitors using semiconductor technology. For example, flash memory recently achieved improvements in their cost structure and we believe reduced their pricing, thus more effectively competing with our 1.0-inch hard drive product. If we are unable to lower the cost structure of future generations of sub-2.5-inch form factor hard drive products through technology advances such as increased storage capacity, this product category could be at a competitive disadvantage to flash technology.

Further industry consolidation could provide competitive advantages to our competitors.

The hard drive industry has experienced consolidation over the past several years, including the recent acquisition of Maxtor Corporation by Seagate Technology. Consolidation by our competitors may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. Additionally, continued industry consolidation may lead to uncertainty in areas such as component availability, which could negatively impact our cost structure.

Sales in the distribution channel are important to our business, and if we fail to maintain brand preference with our distributors or if distribution markets for hard drives weaken, our operating results could suffer.

Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. If we fail to remain competitive in terms of our technology, quality, service and support, our distribution customers may favor our competitors, and our operating results could suffer. We also face significant risk in the distribution market for hard drives. If the distribution market weakens as a result of a slowing PC growth rate, technology transitions or a significant change in consumer buying preference from white box to branded PCs, or we experience significant price declines due to oversupply in the distribution channel, then our operating results would be adversely affected.

The hard drive industry is highly competitive and can be characterized by significant shifts in market share among the major competitors.

The price of hard drives has fallen over time due to increases in supply, cost reductions, technological advances and price reductions by competitors seeking to liquidate excess inventories or attempting to gain market share. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. We also face competition from other companies that produce alternative storage technologies like flash memory. These factors, taken together, may result in significant shifts in market share among the industry’s major participants. In addition, product recalls can lead to a loss of market share, which could adversely affect our operating results.

Some of our competitors with diversified business units outside the hard drive industry may be able to sell disk drives at lower margins that we cannot match.

Some of our competitors earn a significant portion of their revenue from business units outside the hard drive industry. Because they do not depend solely on sales of hard drives to achieve profitability, they may be able to sell hard drives at lower margins and operate their hard drive business unit at a loss while still remaining profitable overall. In addition, if these competitors can increase sales of non-hard drive products to the same customers, they may benefit from selling their hard drives at low margins. Our results of operations may be adversely affected if we can not successfully compete with these companies.

If we do not successfully expand into new hard drive markets, our business may suffer.

To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch hard drives for the desktop, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard drives for the mobile, CE and external storage markets. However, demand for hard drives may shift to products in smaller other form factors, which our competitors may already offer. We recently entered into the sub-2.5-inch hard drive market with a 1.0-inch hard drive product, however the demand for the 1.0-inch form factor drive is significantly less than our initial estimates of this market, thus impairing our ability to realize revenue from this product.

In addition, the desktop and enterprise markets are transitioning from parallel interfaces, such as PATA and SCSI, to serial interfaces, such as SATA and SAS, to handle higher data transfer rates. We currently offer SATA products; however, the transition of technology and the introduction of new products are challenging and create risks. For example, acceptance of the SATA interface may not continue to grow, or customers may choose to purchase alternative interfaces that may not be compatible with future generations of SATA hard drives. Moreover, our customers may require new SATA features that we may not be able to deliver in a timely and cost effective manner.

While we continue to develop new products and look to expand into other hard drive markets, the success of our new product introductions is dependent on a number of factors, including difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, and the risk that our new products may have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Further, we need to identify how any of the hard drive markets that we are expanding into may have different characteristics from the desktop market, such as, demand volume growth rates, demand seasonality, product generations development rates, customer concentrations, and cost and performance requirements, and we must properly address these differences. If we fail to successfully develop and manufacture new products and expand into new hard drive markets, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products.

Expanding into new hard drive markets exposes our business to different seasonal demand cycles, which in turn could adversely affect our operating results.

The CE markets that we are attempting to expand into have different seasonal pricing and volume demand cycles as compared to the PC market. By expanding into these markets, we become exposed to seasonal fluctuations that are different than, and in addition to, those of the PC market. For example, because the primary customer for products such as consumer handheld devices and game consoles are individual consumers, these markets experience a dramatic increase in demand during the winter holiday season. If we do not properly adjust our supply to new demand cycles such as this, we risk having excess inventory during periods of low demand and insufficient inventory during periods of high demand, therefore harming our operating results.

If we do not successfully continue to expand into the mobile market, our business may suffer.

We began shipping 2.5-inch form factor hard drives for the mobile market during calendar year 2004. Although many of our customers who purchase 3.5-inch form factor hard drives also purchase the 2.5-inch form factor drives, the markets are characterized by some different competitors and different overall requirements. If we are unable to adapt to these differences and meet the new requirements, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer. In addition, if we continue to incur significant costs in manufacturing and selling the 2.5-inch hard drives, and if we are unable to recover those costs from sales of the products, then we may not be able to compete successfully in this market and our operating results may suffer.

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

Loss of market share with or by a key customer could harm our operating results.

A majority of our revenue comes from about a dozen customers. For example, during 2006, one customer, Dell, accounted for more than 12% of our revenue, and sales to our top 10 customers, including Dell, accounted for 47% of revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship then our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

We may be unable to retain our key personnel and skilled employees.

Our success depends upon the continued contributions of our key personnel and skilled employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard drive industry is intense. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key personnel or skilled employees who have received equity compensation. If we are unable to retain our existing key personnel or skilled employees, or hire and integrate new key personnel or skilled employees, or if we fail to implement a succession plan to prepare qualified individuals to join us upon the departure of a member of our key personnel, our operating results would likely be harmed.

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

We face litigation risks relating to our historical stock option grants that could have a material adverse effect on the operation of our business.

Several purported derivative actions were filed nominally on our behalf against certain of our current and former directors and officers in connection with our historical stock option granting practices. See Part I, Item 3, “Legal Proceedings” for a more detailed description of these proceedings. We are and may in the future be subject to other litigation or government investigations arising in connection with such option practices. These proceedings may be time-consuming, expensive and disruptive to normal business operations, and the outcome of any such proceeding is difficult to predict. The defense of such lawsuits or investigations could result in significant expense and the diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance.

Under indemnification agreements we have entered into with our current and former officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material.

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

We evaluate notices of alleged patent infringement and notices of patents from patent holders that we receive from time to time. If claims or actions are asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. In addition, we may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would likely increase our costs and harm our operating results.

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

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the Waste Electrical and Electronic Equipment (WEEE) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including hard drives, put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Each EU member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we manufacture or sell our products, such as Asia. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

In connection with our compliance with such environmental laws and regulations, we could incur substantial costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines and liability to our customers. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenses in connection with a violation of these laws, our financial condition or operating results could suffer.

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

Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our OEM and distribution channel sales into emerging economies such as Brazil, Russia, India and China, the customers in these regions may have a relatively short operating history, making it more difficult for us to accurately access the associated credit risks. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, would increase our operating costs, which may negatively impact our operating results.

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

Rapidly changing conditions in the hard drive industry make it difficult to predict actual results.

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

The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard drive, computer, data and content management, storage and communication industries; and

•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general.

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

Due to the risks described herein, in the future we may be unable to maintain adequate financial resources for capital expenditures, expansion or acquisition activity, working capital and research and development. We have a credit facility which matures on September 20, 2009. If we decide to increase or accelerate our capital expenditures or research and development efforts, or if results of operations do not meet our expectations, we could require additional debt or equity financing. However, we cannot ensure that additional financing will be available to us or available on acceptable terms. An equity financing could also be dilutive to our existing stockholders.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our evaluation resulted in our conclusion that as of June 30, 2006, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Lake Forest, California. The Lake Forest facilities consist of approximately 257,000 square feet of leased space and house our management, research and development, administrative and sales personnel. In addition, in Fremont, California, we own facilities consisting of approximately 189,000 square feet, and we lease facilities consisting of approximately 97,000 square feet, that we use for head wafer fabrication, research and development and warehousing. We also lease approximately 213,000 square feet in San Jose, California, primarily for research and development activities. In addition, we lease one facility in Irvine, California, which consists of approximately 60,000 square feet that we use as a hard drive return and refurbishing center. We also lease office space in various other locations throughout the world primarily for sales and technical support.

We own a manufacturing facility in Kuala Lumpur, Malaysia of approximately 484,000 square feet, which is used for assembly of hard drives, printed circuit boards and HSAs. We also own a manufacturing facility in Navanakorn, Thailand, consisting of approximately 226,000 square feet, which is used for assembly of hard drives. In addition, we own a facility in Bang Pa-In, Thailand, consisting of four buildings with approximately 902,000 square feet, which is used for slider fabrication, the assembly of hard drives, HGAs and HSAs, and research and development.

We believe our present facilities are adequate for our current needs, although the process of upgrading our facilities to meet technological and market requirements is expected to continue. New manufacturing facilities, in general, can be developed and become operational within approximately nine to eighteen months should we require such additional facilities.

Item 3.	Legal Proceedings

In the normal course of business, we are subject to legal proceedings, lawsuits and other claims. We believe that any monetary liability or financial impact to us from these matters or the specified matters below, individually and in the aggregate, beyond what we have provided for at June 30, 2006, would not be material to our financial condition. However, the ultimate amount of monetary liability or financial impact with respect to these matters is very uncertain and difficult to predict, and could therefore differ materially from our expectations.

The following purported shareholder derivative actions have been filed challenging conduct by certain of our current and former board members and officers in connection with various stock option grants:

•	Dreyfuss v. Massengill, et al., Case No. SACV 06-729 AG (RNGx), United States District Court for the Central District of California, filed August 9, 2006 and Kastella and Sakamoto v. Mercer, et al., Case No. SACV 06-868 CJC (MLGx), United States District Court for the Central District of California, filed September 14, 2006. The plaintiffs in the Dreyfuss and Kastella and Sakamoto actions jointly filed an amended complaint on September 29, 2006 asserting claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, constructive fraud, waste of corporate assets, unjust enrichment, rescission, breach of contract, and violation of the California Corporations Code in connection with our option granting practices. We have been advised by plaintiffs’ counsel that the parties intend to consolidate the Dreyfuss action with the Kastella and Sakamoto action.

•	Mason v. Massengill, et al, Case No. CV06-6845 PA (RZx), United States District Court for the Central District of California, filed October 27, 2006. The complaint asserts claims for violations of Section 14(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets, unjust enrichment, rescission, and violation of the California Corporations Code in connection with our option granting practices.

•	Lasker v. Massengill, et al., Case No. 06-CC-00159, Superior Court of the State of California for the County of Orange, filed August 14, 2006. The complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and rescission in connection with our option granting practices.

•	Rosen v. Shakeel, et al., Case No. 06CC00234, Superior Court of the State of California for the County of Orange, filed November 6, 2006. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duty, violations of the California Corporations Code, abuse of control, gross mismanagement, waste of corporate assets, accounting, rescission, and constructive trust in connection with our option granting practices.

We have joined the other defendants in filing a motion to dismiss the Dreyfuss and Kastella and Sakamoto actions.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC”. The approximate number of holders of record of our common stock as of November 15, 2006 was 2,401.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future. Our $125 million credit facility prohibits us from paying cash dividends on our common stock.

The high and low sales prices of our common stock, as reported by the NYSE, for each quarter of 2006 and 2005 are as follows:

	First	Second	Third	Fourth

2006
High	$15.08	$18.93	$24.18	$21.79
Low	12.29	11.35	18.67	17.43
2005
High	$9.13	$11.00	$13.12	$16.10
Low	6.39	7.95	9.84	11.64

The following table provides information about repurchases by us of our common stock during the quarter ended June 30, 2006:

				Total Number of	Maximum Value of
				Shares Purchased as	Shares that May Yet
	Total Number			Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share(1)	Program	Program(2)

April 1, 2006 — April 28, 2006	5,895	(3)	$19.3700	—	$145,740,573
April 29, 2006 — May 26, 2006	216,363	(4)	$19.0838	202,500	$141,898,252
May 27, 2006 — June 30, 2006	314,400		$19.0074	314,400	$135,922,313

Total	536,658		$19.0422	516,900	$135,922,313

(1)	Average price paid per share excludes commission.

(2)	Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010.

(3)	Represents shares delivered by employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

(4)	Represents 202,500 shares purchased in open-market transactions and 13,863 shares delivered by employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

Item 6.	Selected Financial Data

Financial Highlights

This selected consolidated financial data should be read together with the Consolidated Financial Statements and related Notes contained in this Annual Report on Form 10-K and in the subsequent reports filed with the SEC, as well as the section of this Annual Report on Form 10-K, and the other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have adjusted our consolidated financial statements for the years ended July 1, 2005 and July 2, 2004, as well as the selected financial data for the years ended June 27, 2003 and June 28, 2002, to record additional non-cash stock-based compensation expense, and related tax accruals, resulting from stock options granted during fiscal years 1998 to 2003 that were incorrectly accounted for under U.S. generally accepted accounting principles. For additional information on the adjustments, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Part II, Item 8 — Note 2 of the Notes to Consolidated Financial Statements.

	Years Ended
	June 30,	July 1,	July 2,	June 27,	June 28,
	2006	2005	2004	2003	2002
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
	(in millions, except per share and employee data)

Revenue, net	$4,341	$3,639	$3,047	$2,719	$2,151
Gross margin	$829	$590	$461	$443	$281
Income from continuing operations	$395	$196	$150	$179	$49
Income from continuing operations per common share:
Basic	$1.84	$.94	$.73	$.91	$.26
Diluted	$1.76	$.90	$.69	$.87	$.26
Working capital	$633	$361	$270	$238	$37
Total assets	$2,073	$1,589	$1,159	$866	$637
Long-term debt	$19	$33	$53	$—	$—
Shareholders’ equity	$1,157	$700	$487	$327	$103	(1)
Number of employees	24,750	23,161	17,376	11,508	9,550

(1)	Reflects the cumulative effect of additional non-cash stock-based compensation expense for fiscal years 1998 to 2002 resulting in a $12.7 million increase to accumulated deficit and a corresponding adjustment to additional paid-in capital.

For additional information on the quarterly impact of the aforementioned adjustments on fiscal 2006 and 2005, see Part II, Item 8 — Note 12 of the Notes to Consolidated Financial Statements.

No cash dividends were paid for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Annual Report on Form 10-K immediately prior to Part I, under the heading “Forward Looking Statements.” Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Item 1A of this Annual Report on Form 10-K, as well as our other reports filed with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Adjustment to Previously Issued Financial Statements

We are filing this Annual Report on Form 10-K for the year ended June 30, 2006 with adjustments to our consolidated financial statements for the years ended July 1, 2005 and July 2, 2004 and the related disclosures. This Form 10-K also includes adjustments to selected financial data as of and for the years ended June 27, 2003 and June 28, 2002, which is included in Item 6.

We have adjusted our consolidated financial statements for the years ended July 1, 2005 and July 2, 2004, as well as the selected financial data for the years ended June 27, 2003 and June 28, 2002, to record additional non-cash stock-based compensation expense, and related tax accruals, resulting from stock options granted during fiscal years 1998 to 2003 that were incorrectly accounted for under U.S. generally accepted accounting principles (“GAAP”). Our decision to adjust our financial statements was based on the facts obtained from an independent investigation into our stock option accounting that was conducted under the direction of a special committee (“Special Committee”) of our Board of Directors. The Board created the Special Committee, which was composed solely of independent directors, to conduct a voluntary, company-initiated review of matters related to past stock option grants, including the timing of such grants and associated documentation.

The Special Committee reviewed all option grants of the Company during the period from July 1, 1997 through June 30, 2006 (the “Review Period”). The Special Committee reviewed corporate records and electronic documentation and interviewed current and former employees and directors. The Special Committee presented its investigative findings and recommendations to the Board of Directors and our independent auditors, KPMG LLP.

At the completion of its investigation, the Special Committee identified, and our management concurred, that the appropriate measurement date for 28 option grants made on 27 separate grant dates during the period from fiscal 1998 through fiscal 2004 differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were, in 19 of such instances, lower than the prices on the appropriate measurement dates for such grants, our management determined we should have recognized stock-based compensation expense and additional tax expense in our historical financial statements for these 19 grants. For the remaining 9 grants, since the prices at the originally stated grant dates were at or above the prices on the appropriate measurement dates for such grants, we determined that no accounting adjustment should be made for these grants.

Key findings from the Special Committee’s investigation include:

•	Found no evidence that anyone manipulated the grant documentation or grant dates in order to avoid compensation expense or other financial statement impacts.

•	Found no misconduct by any member of our current management team.

•	For 19 grants made during the period from fiscal 1998 through fiscal 2003, our stock price at the appropriate measurement date was higher than the price on the originally stated grant dates. As a result, we should have recognized stock-based compensation expense and additional tax expense in our historical financial statements for these 19 grants. Based on these findings, we have determined we should have recognized approximately $21 million of stock-based compensation and tax-related expenses.

•	Approximately $13.2 million, before tax-related expenses, of these additional expenses were attributable to annual employee stock option grants made by the Compensation Committee in November 1998 and 1999 and a special employee grant made in March 2000 for which there was inadequate or no support for selection of the grant dates, and the grant dates were at a low price in the relevant period. These grants were made by unanimous written consent of the Compensation Committee of our Board.

•	The Special Committee concluded that the annual employee stock option grant made in November 1999 was intentionally dated with hindsight at a low price. While improper, no evidence was found that this action was taken to avoid compensation expense or other financial statement impacts.

•	Approximately $4.2 million, before tax-related expenses, of these additional expenses were attributable to annual employee stock option grants made in September 2001 and 2002. For these grants, acting at a meeting, the Compensation Committee approved specific grants for Section 16(b) Officers and an overall budgeted number of shares for grants to employees that were not Section 16(b) Officers to be allocated by later management action. The allocation of awards to employees that were not Section 16(b) Officers was not completed with finality by the grant date.

•	Approximately $1.0 million, before tax-related expenses, additional expenses were attributable to grants involving a variety of administrative errors, including errors in administration of grants to new hires and in connection with promotions, and errors in supporting documentation.

We determined that the cumulative pre-tax non-cash stock-based compensation expense resulting from revised measurement dates was approximately $18.4 million for fiscal years 1998 to 2006. This additional compensation expense relates to stock options covering approximately 12.6 million shares. Additionally, we have recorded $2.5 million in tax-related expenses resulting from the recharacterization of incentive stock options to non-qualified stock options for fiscal years 1998 to 2006. The following table summarizes the impact of the related adjustments (in millions):

	Years Ended
	June 30,	July 1,	July 2,	Fiscal Years
	2006	2005	2004	1998 to 2003	Total

Stock-based compensation expense	$0.7	$1.0	$1.3	$15.4	$18.4
Tax-related expenses	0.6	1.4	0.2	0.3	2.5

Total	$1.3	$2.4	$1.5	$15.7	$20.9

The following table reflects the consolidated income statement classification of the additional stock-based compensation and tax-related expenses related to the adjustment for fiscal years 1998 to 2006:

Cost of revenue	$2.0
Research and development expense	12.2
Selling, general and administrative expense	6.1
Provision for income taxes	0.6

Total	$20.9

The adjustments reduce previously reported diluted earnings per share (“diluted EPS”) by $0.01 each for both of the years ended July 1, 2005 and July 2, 2004. Given that we have concluded that the foregoing adjustments were not material to our historical consolidated financial statements, we have not amended, and do not intend to amend, any of our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the adjustments. For additional information on the adjustments, see Part II, Item 8 — Note 2 of the Notes to Consolidated Financial Statements.

Our Company

We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks and allows fast access to data. Hard drives are key components of computers, data storage subsystems and many consumer electronics (“CE”) devices.

We sell our products worldwide to original equipment manufacturers (“OEM”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage and storage area networks. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVR”), satellite and cable set-top boxes (“STB”), MP3 players, and universal serial bus (“USB”) thumb drives. We also sell our hard drives as stand-alone storage products and integrate them into our own WD-branded external storage products for uses such as personal data backup and portable or expanded storage of digital music, photography, video, and other data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch, 2.5-inch and 1.0-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 36 gigabytes (“GB”) to 500 GB, nominal rotation speeds of 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 160 GB, nominal rotation speed of 5,400 RPM, and offer both the EIDE and SATA interfaces. Our 1.0-inch form factor, with 4 and 6 GB hard drives, used primarily in miniature portable storage devices, have a nominal rotation speed of 3,600 RPM and use the CompactFlash® 130 interface.

We assemble hard drives in Malaysia and Thailand. We also design and manufacture a substantial portion of our required magnetic heads, head gimbal assemblies (“HGA”) and head stack assemblies (“HSA”) in Fremont, California and Bang Pa-In, Thailand. For geographical financial data, see Part II, Item 8, Note 10 of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Market Overview

For calendar year 2005, we believe that the total market for hard drives was more than 380 million units, or almost $28 billion in sales. Over half of these unit shipments were to the desktop market. Total hard drive unit growth depends greatly on developments in the PC market. We believe that the demand for hard drives in the PC market has grown in part due to:

•	the overall growth of PC sales;

•	the increasing needs of businesses and individuals for increased storage capacity on their PCs;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto PC hard drives.

We believe several other factors affect the rate of PC unit growth, including maturing PC markets in North America and Western Europe, an increase in first-time buyers of PCs in Asia, Eastern Europe and Latin America, and the lengthening of PC replacement cycles.

We entered the mobile market in the first quarter of 2005, commencing volume production of our WD Scorpiotm family of 2.5-inch hard drives for notebook computers. We expect the mobile market, which is primarily notebook computers, to continue to grow faster than the desktop or enterprise markets in the next three years. We believe that the demand for mobile drives has grown from approximately 16% of the overall hard drive market in 2003 to 21% of the overall hard drive market in 2005. As the mobile market evolves to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, reliability, execution, flexibility, and competitive cost structures on their hard drive suppliers. These are the same attributes that have mattered for many years to customers in the high-volume desktop market.

The enterprise market for hard drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. We serve this market with hard drives using the SATA interface, which is similar in performance in some applications to the Small Computer Systems Interface (“SCSI”), but more cost effective than SCSI. We believe that the enterprise market has two distinct sectors: a marketplace for high-performance enterprise hard drives and a marketplace for high capacity enterprise hard drives. We believe that acceptance of SATA in both of these enterprise market sectors is growing. Additionally, we offer high-capacity, high reliability Parallel Advanced Technology Attachment (“PATA”) enterprise products to service video surveillance and similar PATA-based systems. Expansion of our involvement in the enterprise market may require us to make additional investments.

The use of hard drives in CE products has been a major growth area in recent years. Today’s three largest segments of this market are: (1) digital television content in applications such as DVRs; (2) audio content in applications such as consumer handheld devices, such as MP3 players; and (3) hard drives in game consoles. Since 1999, DVRs have been available for use in home entertainment systems and they offer enhanced capabilities such as pausing live television, simplifying the process of recording, cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. The market for DVR products favors large capacity hard drives and continues to grow in Japan, North America, and Europe. We believe growth in this market will continue to build demand for higher capacity hard drives. Hard drives with 1.8-inch or 1.0-inch form factors primarily address the consumer handheld device and portable external storage markets. The majority of hard drives used in portable media players that play both digital audio and video content are 1.8-inch form factors.

The branded products market for hard drives features storage products that we sell directly to end customers through retail store fronts and online stores. Our branded products include external hard drives, which are internal drives embedded into WD branded PC peripheral-style enclosures, which have FireWiretm, USB 2.0 and Ethernet network connections; and internal hard drives that are packaged as an installation kit with the WD brand for retail store sales. We believe the worldwide demand for external hard drives is growing, spurred by consumers’ and businesses’ expanding use of digital content in the form of photographs, video and music — all of which consume large amounts of storage.

Results of Operations

Fiscal 2006 Overview

In 2006, our net revenue increased by 19.3% to $4.3 billion on unit shipments of 73.3 million as compared to $3.6 billion and 61.4 million, respectively, in 2005. In 2006, 29% of our revenue was derived from non-desktop sources including CE products, enterprise applications, notebook computers and retail sales as compared to 21% in 2005. Gross margin increased to 19.1% from 16.2% in 2005. Operating income increased by $171 million to $366 million. Operating income increased to 8.4% as a percentage of net revenue in 2006 compared with 5.3% in 2005. We generated $402 million in cash flow from operations in 2006 compared with $461 million in 2005, finishing the year with $699 million in cash and short-term investments, an increase of $100 million from the prior year. We utilized $54 million to repurchase 3.5 million shares of our common stock.

Summary Comparison of 2006, 2005 and 2004

The following table sets forth, for the periods indicated, summary information from our consolidated statements of income (in millions except percentages):

	Years Ended
	June 30, 2006		July 1, 2005		July 2, 2004
			(as adjusted)		(as adjusted)

Revenue, net	$4,341	100.0%	$3,639	100.0%	$3,047	100.0%
Gross margin	829	19.1	590	16.2	462	15.1
Operating expenses	463	10.7	395	10.9	308	10.1
Operating income	366	8.4	195	5.3	154	5.0
Non-operating income	16	0.4	5	0.2	—	0.0
Income before income taxes	382	8.8	200	5.5	154	5.0
Income tax (benefit) expense	(13)	(0.3)	4	0.1	4	0.1
Net income	395	9.1	196	5.4	150	4.9

The following table sets forth, for the periods indicated, summary information regarding volume shipments, average selling prices (“ASP”) and revenues by geography, channel and product (in millions except percentages and ASP):

	Years Ended
	June 30,	July 1,	July 2,
	2006	2005	2004

Net revenue	$4,341.3	$3,638.8	$3,046.7
Unit shipments	73.3	61.4	48.3
ASP (per unit)	$59	$59	$63
Revenues by Geography (%)
Americas	36%	38%	41%
Europe	28	29	30
Asia	36	33	29
Revenues by Channel (%)
OEM	54%	58%	51%
Distributors	39	36	42
Branded products	7	6	7
Revenues by Product (%)
Desktop computers	71%	79%	86%
Non-desktop sources	29	21	14

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Revenue.  Net revenue was $4.3 billion for 2006, an increase of 19.3% from 2005. Total unit shipments increased to 73.3 million as compared to 61.4 million for the prior year. This unit increase resulted from an increase in our desktop market share, stronger overall demand for hard drives in the desktop market and our increasing focus on the non-desktop market, including mobile, CE and branded products. For example, we shipped 5.4 million drives to the mobile market in 2006 as compared to 1.0 million units in 2005. Additionally, we shipped 6.7 million units to the DVR market in 2006 as compared to 3.6 million units in 2005. ASP remained at a relatively constant level of $59 due to an increase in the average storage capacity of hard drives sold offset by moderate price declines. Revenue contribution by geographic region for 2006 as compared to 2005 reflects our continued focus on revenue growth in emerging geographic markets, primarily in Asia. Changes in revenue by geography and by channel generally reflect overall market demand fluctuations for hard drives.

Gross Margin.  Gross margin for 2006 was $829 million, an increase of $239 million, or 40.5% over the prior year. Gross margin percentage increased to 19.1% in 2006 from 16.2% in 2005. Gross margin was favorably impacted in 2006 by the following factors: 1) manufacturing efficiencies, 2) lower customer returns resulting from ongoing quality improvements that favorably impacted warranty obligations, and 3) an increase in the average storage capacity of hard drives sold. Moderate price declines somewhat offset the favorable impact of the aforementioned factors. During 2006 and 2005, our warranty accrual for prior quarters’ shipments was favorably adjusted by approximately $30 million and $1 million, respectively, as a result of improvements in quality and customer return rates and their expected impact on future levels of customer returns under warranty.

Operating Expenses.  Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, were 10.7% of net revenue in 2006, as compared to 10.9% of net revenue in 2005. R&D expense was $297 million in 2006, an increase of $57 million, or 23.8% over the prior year. The increase in R&D expense was primarily related to the development of new product platforms in support of our entry into new markets, expenditures for advanced head technologies and an increase of $18 million in employee incentive compensation programs, of which $12 million related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123-R.

SG&A expense was $166 million in 2006, an increase of $11 million, or 7.1% as compared to 2005. This increase in SG&A expense was primarily due to an expansion of sales resources to support increasing desktop computer demand in certain geographic regions, the growing mobile and CE markets, and an increase of $15 million in employee incentive compensation programs, of which $7 million related to the adoption of SFAS No. 123-R. The 2005 fiscal period included a $19 million charge for the settlement of a patent infringement lawsuit.

Interest and Other Income.  Net interest and other income was $16 million and $5 million in 2006 and 2005, respectively. This increase in net interest income was primarily due to higher average invested cash and short-term investment balances as well as increases in the rates of return on investments.

Income Tax Expense.  Income tax (benefit) expense was $(13) million and $4 million in 2006 and 2005, respectively. Tax (benefit) expense as a percentage of income before taxes was (3.4)% and 2.0% for 2006 and 2005, respectively. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2019. In addition to the tax holidays, the tax provision for 2006 was favorably impacted by $22 million given the partial reduction of our valuation allowance on deferred tax assets upon determination that it was more likely than not that a portion of our deferred tax assets will be realized. The realization of the deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in fiscal years 2007 and 2008. A two-year period is used due to the difficulty in accurately projecting income for longer periods of time given the cyclical nature of our industry. This assumption may change in the future based on fluctuating industry or company conditions. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we update our estimates of future income. The 2005 effective tax rate benefited by approximately 0.7% from the favorable resolution of certain tax contingencies.

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Revenue.  Net revenue was $3.6 billion for 2005, an increase of 19.4% from 2004. Total unit shipments increased to 61.4 million as compared to 48.3 million for the prior year. This unit increase resulted from an increase in our desktop market share, stronger overall demand for hard drives in the desktop market and our increasing focus on the non-desktop market. For example, we shipped 3.6 million units to the DVR market in 2005 as compared to 1.0 million units in 2004. The growth in total unit shipments was partially offset by a $4 per unit decline in ASPs to $59 per unit for 2005. The changes in our revenue contribution by geographic region for 2005 compared to 2004 reflect our continued focus on revenue growth in emerging geographic markets, primarily in Asia. Revenue derived from OEMs increased in 2005 due to higher sales into the non-desktop markets, which are serviced primarily by OEMs.

Gross Margin.  Gross margin percentage increased to 16.2% for 2005 from 15.2% for 2004. The increase in gross margin percentage was impacted by continuing improvements in quality, manufacturing cost efficiencies and product mix, partially offset by unit price declines. Gross margin also benefited from the ongoing accretive benefit of our head manufacturing operations. Our 2004 gross margin was impacted by start-up expenses and other charges totaling $18 million relating to our head manufacturing operations acquired in July 2003.

Operating Expenses.  Total operating expenses, consisting of R&D and SG&A, were 10.9% of net revenue in 2005, as compared to 10.1% of net revenue in 2004. R&D expense was $240 million and $202 million for 2005 and 2004, respectively. The increase in R&D expense was primarily related to the development of new product platforms in support of our entry into new markets, expenditures for advanced head technologies and an increase of $27 million in employee incentive compensation programs. R&D expense in 2004 included a $26 million charge for acquired in-process research and development related to the Read-Rite asset acquisition.

SG&A expense was $155 million and $106 million for 2005 and 2004, respectively. The increase in SG&A expense was primarily due to an expansion of sales resources to support increasing PC demand in certain geographic regions and the growing mobile and CE markets and an increase of $16 million in employee incentive compensation programs. Fiscal 2005 included a $19 million charge for the settlement of a patent infringement lawsuit.

Interest and Other Income.  Net interest and other income was $5 million and zero for 2005 and 2004, respectively. The increase in net interest income in 2005 over 2004 was primarily due to a higher average cash and short-term investment balance as well as an increase in the rates of return on investments.

Income Tax Expense.  Income tax expense was $4 million in both 2005 and 2004. Tax expense as a percentage of income before taxes was 2.0% and 2.6% for 2005 and 2004, respectively. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2019. The 2005 effective tax rate was benefited by approximately 0.7% from the favorable resolution of certain tax contingencies.

Liquidity and Capital Resources

We ended 2006 with total cash, cash equivalents and short-term investments of $699 million, an increase of $100 million from July 1, 2005. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A portion of our available funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. The following table summarizes the results of our statements of cash flows for the three years ended June 30, 2006:

	Years Ended
	June 30,	July 1,	July 2,
	2006	2005	2004

Net cash flow provided by (used in):
Operating activities	$402	$461	$190
Investing activities	(337)	(314)	(259)
Financing activities	1	(7)	21

Net increase (decrease) in cash and cash equivalents	$66	$140	$(48)

Operating Activities

Net cash provided by operating activities during 2006 was $402 million as compared to $461 million during 2005 and $190 million for 2004. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital was $173 million for 2006 as compared to net cash provided by changes in working capital of $129 million for 2005 and net cash used to fund working capital of $88 million for 2004.

Our working capital requirements depend upon the effective management of our cash conversion cycle, which measures how quickly a company can convert its products into cash through sales. The following table summarizes the cash conversion cycle for the three years ended 2006:

	Years Ended
	June 30,	July 1,	July 2,
	2006	2005	2004

Days sales outstanding	39	40	39
Days in inventory	19	16	20
Days payables outstanding	(64)	(65)	(61)

Cash conversion cycle	(6)	(9)	(2)

The change in the cash conversion cycle for 2006 was primarily due to increased inventory levels compared to 2005. In addition to the cash conversion cycle, cash flows from operating activities were negatively impacted by prepayments to suppliers, incentive compensation, and a legal settlement payment of $24 million. The improvement in the cash conversion cycle for 2005 compared to 2004 was primarily due to better alignment in the timing of our inventory build and sales schedules. Cash flows from operating activities for 2004 were impacted by the payment of a $45 million litigation settlement.

From time to time, we modify the timing of payments to our vendors. We make these modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors payment term accommodations.

Investing Activities

Net cash used in investing activities for 2006 was $337 million as compared to $314 million for 2005 and $259 million for 2004. During 2006, cash used in investing activities consisted of $302 million for capital expenditures and $35 million for short-term investments. During 2005, cash used in investing activities consisted of $233 million for capital expenditures and $81 million for short-term investments. The net cash used in investing activities for 2004 consisted of $132 million for capital expenditures, $95 million for the Read-Rite asset acquisition and $32 million for short-term investments. The increases in capital expenditures in 2006 and 2005 were primarily a result of assets purchased to upgrade our head manufacturing capabilities, increased desktop and mobile hard drive production capabilities and for the normal replacement of existing assets. Additionally, during 2006, we purchased our previously leased head wafer manufacturing facility in Fremont, California for $27 million. The increase in short-term investments in 2005 was a result of additional investments in auction rate securities. For 2007, we expect capital expenditures to be approximately $350 million to $375 million consisting primarily of investments in advanced head technologies, new product platforms and capacity for our broadening and growing product portfolio.

Financing Activities

Net cash provided by financing activities for 2006 was $1 million as compared to net cash used for financing activities of $7 million for 2005 and net cash provided by financing activities of $21 million for 2004. The net cash provided by financing activities in 2006 consisted of $78 million received through the exercise of common stock options and our Employee Stock Purchase Plan, offset by repurchases of our common stock totaling $54 million and repayments of long-term debt totaling $23 million. The net cash used in financing activities in 2005 consisted of $45 million used for common stock repurchases and $20 million for debt repayments partially offset by $58 million received upon issuance of common stock under employee plans. The net cash provided by financing activities for 2004 consisted primarily of $24 million received upon issuance of common stock under employee plans and $14 million in net proceeds from long-term debt partially offset by $16 million used for common stock repurchases.

Off-Balance Sheet Arrangements

Other than facility and equipment lease commitments incurred in the normal course of business and certain indemnification provisions (see Capital Commitments below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.

Capital Commitments

The following is a summary of our significant contractual cash obligations and commercial commitments as of June 30, 2006 (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current portion	$25.0	$12.5	$12.5	$—	$—
Capital lease obligations	19.0	12.1	6.9	—	—
Operating leases	51.2	11.2	18.8	14.1	7.1
Purchase obligations*	4,673.0	2,628.9	2,044.1	—	—

Total	$4,768.2	$2,664.7	$2,082.3	$14.1	$7.1

*	Includes long-term purchase agreements entered into before September 15, 2006.

Long-Term Debt

We have a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan. Both the revolving credit facility and the term loan mature on September 20, 2009 and are secured by our accounts receivable, inventory, 65% of our stock in foreign subsidiaries and other assets. For the year ended June 30, 2006, we had no borrowings on the revolving credit line and the average variable rate on our term loan was 6.5%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At June 30, 2006, $97.5 million was available for borrowing under the revolving credit line, $25 million was outstanding on the term loan, and there was $2.5 million in outstanding letters of credit.

The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. We are required to maintain an available liquidity level of $300 million at the end of each quarter. We define available liquidity as cash plus eligible trade receivables. Should our available liquidity be less than $300 million, we would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations. As of June 30, 2006, we were in compliance with all covenants.

The terms of the Senior Credit Facility require that we deliver to the lenders our audited financial statements within 90 days of the end of each fiscal year. As a result of the independent investigation into our stock option accounting that was conducted under the direction of the Special Committee, we were delayed in completing our fiscal year 2006 audited financial statements, this Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q as of and for the period ending September 29, 2006. At our request, the lenders under the Senior Credit Facility agreed that we would not be in default under the Senior Credit Facility as a result of our failure to timely deliver our 2006 audited financial statements, or the management discussion and analysis for our Quarterly Report on Form 10-Q as of and for the period ending September 29, 2006, provided that the lenders receive the 2006 audited financial statements, the management discussion and analysis for our Quarterly Report on Form 10-Q as of and for the period ending September 29, 2006, and all other documents reasonably requested by the lenders before the earlier of: (a) 30 days following the filing of this Annual Report on Form 10-K or (b) January 12, 2007. We intend to deliver our audited financial statements to the lenders on or around the date of filing this Annual Report on Form 10-K.

Purchase Orders

In the normal course of business, we issue purchase orders to suppliers for the purchase of hard drive components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. We may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process.

We have entered into long-term purchase agreements with various component suppliers. The commitments are subject to minimum quality requirements. In addition, the dollar amount of the purchases may depend on the specific products ordered and future price negotiations. The estimated related minimum purchase requirements are included in “Purchase obligations” in the table above.

From time to time, we enter into other long-term purchase agreements for components with certain vendors. Generally, future purchases under these agreements are not fixed and determinable as they depend on our overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. These arrangements are not included under “Purchase obligations” in the table above. Please see Item 1A of this Annual Report on Form 10-K for a discussion of risks related to these commitments.

Forward Exchange Contracts

We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part II, Item 7A, under the heading “Disclosure About Foreign Currency Risk,” for our current forward exchange contract commitments.

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

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010. We expect stock repurchases to be funded principally by operating cash flows. During 2006, we repurchased 3.5 million shares of common stock at a total cost of $54 million. During 2005, we repurchased 4.8 million shares of common stock at a total cost of $45 million. Since the inception of the program and through November 10, 2006, we have repurchased 10.2 million shares for a total cost of $115 million (including commissions). We may continue to repurchase our stock as we deem appropriate and market conditions allow.

We believe our current cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs through the foreseeable future. Additionally, there can be no assurance that our Senior Credit Facility will continue to remain available. Also, our ability to sustain our working capital position is dependent upon a number of factors that we discuss in Item 1A of this Annual Report on Form 10-K. We currently anticipate that we will continue to utilize our liquidity and cash flows to improve the efficiency and capability of its existing hard drive and head manufacturing operations.

Critical Accounting Policies

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

In accordance with standard industry practice, we have agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. In accordance with current accounting standards, we recognize revenue upon delivery to OEMs and resellers and record a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. We base these adjustments on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard drives declines significantly, we may have to increase sell-through incentive payments to resellers, resulting in an increase in our allowances, which could adversely impact operating results.

We record an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, we routinely analyze the different receivable aging categories and establish reserves based on a combination of past due receivables and expected future losses based primarily on our historical levels of bad debt losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if our overall loss history changes significantly, an adjustment in our allowance for doubtful accounts would be required, which could affect operating results.

We establish provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized. We base these provisions on existing product return notifications. If actual sales returns exceed expectations, an increase in the sales return accrual would be required, which could negatively affect operating results.

Warranty

We record an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. We have comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations, a change in the warranty provision is made. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Inventory

We value inventories at the lower of cost (first-in, first-out basis) or net realizable value. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Litigation and Other Contingencies

We apply SFAS No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. We record a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized.

We record estimated liabilities for tax uncertainties. To the extent a tax position does not meet a probable level of certainty, a liability is established based on the best estimate of the amount that will not be sustained. However, the actual liability in any such contingency may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially adjust previously recorded tax liabilities.

Stock-Based Compensation

We account for all stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment”. Under these provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under SFAS No. 123-R, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

Prior to the adoption of SFAS No. 123-R, we accounted for stock-based employee compensation plans (including shares issued under our stock option plans and ESPP) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB No. 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123, “Accounting for Stock-Based Compensation.” All other types of equity awards were previously accounted for in accordance with SFAS No. 123.

The fair values of all stock options granted subsequent to April 1, 2005, were estimated using a binomial model and the fair values of all options granted prior to April 1, 2005, and all ESPP shares were estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact the adoption of FIN No. 48 could have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS No. 157 could have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. Dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed six months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, the Euro and the British Pound Sterling. Thai Baht contracts are designated as cash flow hedges. All other contracts are designated as fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

As of June 30, 2006, we had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain

Foreign currency forward contracts:
Thai Baht	$261.5	38.34	$1.3
Euro	$1.1	0.78	—
British Pound Sterling	$1.3	0.54	—

*	Expressed in units of foreign currency per dollar.

In 2006, 2005 and 2004, total realized transaction and forward exchange contract currency gains and losses were not material to our consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

At our option, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, our interest payments would also increase. At June 30, 2006, we had a $25 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.2 million annually.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 30, 2006 and July 1, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 30, 2006 and July 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on July 2, 2005 and accordingly, has changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 17, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Costa Mesa, California
November 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Western Digital Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Western Digital Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Western Digital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 30, 2006 and July 1, 2005, the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006, and the related financial statement schedule, and our report dated November 17, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
November 17, 2006

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	July 1,
	2006	2005
		(as adjusted)
		(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$550.7	$485.2
Short-term investments	148.1	113.2
Accounts receivable, net	481.5	402.9
Inventories	205.1	152.9
Advances to suppliers	79.6	12.5
Prepaid expenses and other	27.2	14.5

Total current assets	1,492.2	1,181.2
Property and equipment, net	548.6	395.0
Intangible and other assets	32.5	12.4

Total assets	$2,073.3	$1,588.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$631.8	$569.1
Accrued expenses	131.0	155.9
Accrued warranty	71.6	75.2
Current portion of long-term debt	24.6	20.1

Total current liabilities	859.0	820.3
Long-term debt	19.4	32.6
Other liabilities	37.7	35.4

Total liabilities	916.1	888.3
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 221.7 and 214.6 shares, respectively	2.2	2.1
Additional paid-in capital	775.3	714.3
Accumulated comprehensive income (loss)	1.0	(0.3)
Retained earnings (deficit)	390.5	(4.1)
Treasury stock — common shares at cost; 0.7 and 0.9 shares, respectively	(11.8)	(11.7)

Total shareholders’ equity	1,157.2	700.3

Total liabilities and shareholders’ equity	$2,073.3	$1,588.6

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended
	June 30,	July 1,	July 2,
	2006	2005	2004
		(as adjusted)	(as adjusted)

Revenue, net	$4,341.3	$3,638.8	$3,046.7
Cost of revenue	3,512.5	3,049.2	2,585.3

Gross margin	828.8	589.6	461.4

Operating expenses:
Research and development	297.2	239.8	201.8
Selling, general and administrative	165.7	155.1	106.1

Total operating expenses	462.9	394.9	307.9

Operating income	365.9	194.7	153.5
Non-operating income:
Interest income	19.5	8.7	2.4
Interest and other expense	3.7	3.3	2.1

Total non-operating income	15.8	5.4	0.3

Income before income taxes	381.7	200.1	153.8
Income tax (benefit) provision	(12.9)	4.1	4.0

Net income	$394.6	$196.0	$149.8

Income per common share:
Basic	$1.84	$.94	$.73

Diluted	$1.76	$.90	$.69

Weighted average shares outstanding:
Basic	215.0	207.6	205.7

Diluted	223.6	216.9	216.7

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 30,	July 1,	July 2,
	2006	2005	2004
		(as adjusted)	(as adjusted)

Cash flows from operating activities
Net income	$394.6	$196.0	$149.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	159.8	131.0	100.4
In-process research and development expense	—	—	25.6
Stock-based compensation	37.0	4.8	2.6
Deferred income taxes	(22.3)	—	—
Other non-cash items	4.9	—	—
Changes in:
Accounts receivable	(77.3)	(90.3)	(66.5)
Inventories	(52.2)	(4.2)	(41.9)
Accounts payable	64.6	134.2	54.3
Accrued expenses	(27.4)	100.2	(26.6)
Advances to suppliers	(79.4)	(12.5)	—
Prepaid expenses and other	(0.8)	1.5	(7.7)

Net cash provided by operating activities	401.5	460.7	190.0

Cash flows from investing activities
Capital expenditures, net	(301.9)	(233.4)	(131.7)
Purchases of short-term investments	(109.0)	(95.4)	(32.3)
Redemption of short-term investments	74.2	14.5	—
Asset acquisition	—	—	(94.8)

Net cash used in investing activities	(336.7)	(314.3)	(258.8)

Cash flows from financing activities
Issuance of common stock under employee plans	77.6	57.8	23.9
Repurchase of common stock	(53.5)	(45.0)	(16.0)
Net proceeds from long-term debt	—	—	13.8
Repayment of long-term debt	(23.4)	(19.5)	(0.6)

Net cash provided by (used in) financing activities	0.7	(6.7)	21.1

Net increase (decrease) in cash and cash equivalents	65.5	139.7	(47.7)
Cash and cash equivalents, beginning of year	485.2	345.5	393.2

Cash and cash equivalents, end of year	$550.7	$485.2	$345.5

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$4.9	$4.9	$3.1
Cash paid during the period for interest	$1.7	$2.9	$1.3
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$14.7	$4.3	$18.5

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(in millions)

							Retained
					Additional	Accumulated	Earnings	Total	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Accumulated	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity	Income
					(as adjusted)		(as adjusted)	(as adjusted)	(as adjusted)

Balance at June 27, 2003 (as previously reported)	203.6	$2.0	(0.7)	$(15.8)	$675.4	$—	$(334.2)	$327.4	$179.5
Adjustment to opening shareholders’ equity (Note 2)					15.4		(15.7)	(0.3)	(3.0)

Balance at June 27, 2003 (as adjusted)	203.6	$2.0	(0.7)	$(15.8)	$690.8	$—	$(349.9)	$327.1	$176.5

ESPP shares issued	2.2				9.8			9.8
Exercise of stock options	3.0	0.1		0.7	14.7			15.5
Deferred compensation plan			(0.1)	1.9	(1.1)			0.8
Repurchase of common stock			(1.9)	(16.0)				(16.0)
Net income							149.8	149.8	$149.8
Unrealized gain on foreign currency contracts						0.2		0.2	0.2

Balance at July 2, 2004	208.8	2.1	(2.7)	(29.2)	714.2	0.2	(200.1)	487.2	$150.0

ESPP shares issued			1.6	13.2	(3.8)			9.4
Exercise of stock options	4.4		4.8	44.0	4.4			48.4
Deferred compensation plan	1.4		0.2	5.3	(0.5)			4.8
Repurchase of common stock			(4.8)	(45.0)				(45.0)
Net income							196.0	196.0	$196.0
Unrealized loss on foreign currency contracts						(0.5)		(0.5)	(0.5)

Balance at July 1, 2005	214.6	2.1	(0.9)	(11.7)	714.3	(0.3)	(4.1)	700.3	$195.5

ESPP shares issued	1.0		0.5	9.9	4.9			14.8
Exercise of stock options	4.8	0.1	2.8	39.4	24.2			63.7
Deferred compensation plan	1.3		0.4	4.1	11.2			15.3
Stock based compensation					20.7			20.7
Repurchase of common stock			(3.5)	(53.5)				(53.5)
Net income							394.6	394.6	$394.6
Unrealized gain on foreign currency contracts						1.3		1.3	1.3

Balance at June 30, 2006	221.7	$2.2	(0.7)	$(11.8)	$775.3	$1.0	$390.5	$1,157.2	$395.9

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Western Digital Corporation (the “Company” or “Western Digital” or “WD”) designs, develops, manufactures and sells hard drives. A hard drive is a device that stores data on one or more rotating magnetic disks to allow fast access to data. The Company’s hard drives are used in desktop computers, notebook computers, external storage devices, enterprise applications such as servers, workstations, network attached storage and storage area networks and in consumer electronics products such as personal/digital video recorders, satellite and cable set-top boxes and video game consoles. The Company sells its products worldwide to original equipment manufacturers (“OEMs”) for inclusion in computer systems or subsystems, and to distributors, resellers and retailers.

Western Digital has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company has a 52 or 53-week fiscal year. The 2006 and 2005 fiscal years, which ended on June 30, 2006 and July 1, 2005, respectively, consisted of 52 weeks each. Fiscal year 2004, which ended on July 2, 2004, was a 53-week year.

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

Short-Term Investments

The Company’s short-term investments consist primarily of auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. The Company has classified these investments as “available for sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of the Company’s term loan also approximates fair value.

Concentration of Credit Risk

The Company designs, develops, manufactures and markets hard drives to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At June 30, 2006 and July 1, 2005, the Company had reserves for potential credit losses of $4.6 million and $3.0 million, respectively. The Company also has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Valuation

The Company values inventory at the lower of cost (first-in, first-out basis) or net realizable value. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances. The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information, and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings are being depreciated over periods ranging from fifteen to thirty years. The majority of the Company’s equipment is being depreciated over periods of three to seven years. Depreciation is computed on a straight-line basis. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Intangible Assets

Intangible assets consist of purchased technology acquired during the 2004 Read-Rite Corporation asset acquisition (See Note 4). These assets are being amortized over a weighted average period of three years.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The Company establishes provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized based on existing product return notifications.

In accordance with standard industry practice, the Company has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. Either party may terminate these agreements upon written notice. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. These adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results. Net revenue recognized on sales to resellers was approximately $2.0 billion, $1.5 billion and $1.5 billion in 2006, 2005 and 2004, respectively. Repurchases of reseller inventory were not material in 2006, 2005 or 2004.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which ranges from one to five years and is recorded in the accompanying balance sheet as current or long-term based upon when the expenditure is expected to occur. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical field return rates and costs to repair. Return rate and repair cost estimates are reviewed quarterly and updated to reflect the impact of current results on prior expectations. Although the Company believes that it has the continued ability to reasonably estimate warranty reserves, unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which it was identified.

Advertising Expense

Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $1.4 million, $1.5 million and $1.5 million in 2006, 2005 and 2004, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. Each period the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that the Company records net deferred tax assets only to the extent that it has concluded it is more likely than not that these deferred tax assets will be realized.

The Company records estimated liabilities for tax uncertainties. To the extent a tax position does not meet a probable level of certainty, a liability is established based on the best estimate of the amount that will not be sustained. However, the actual liability in any such contingency may be materially different from the estimates, which could result in the need to record additional tax liabilities or potentially adjust previously recorded tax liabilities.

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

	Years Ended
	June 30,	July 1,	July 2,
	2006	2005	2004
		(as adjusted)	(as adjusted)

Net income	$394.6	$196.0	$149.8

Weighted average shares outstanding:
Basic	215.0	207.6	205.7
Employee stock options and other	8.6	9.3	11.0

Diluted	223.6	216.9	216.7

Income per share:
Basic	$1.84	$.94	$.73

Diluted	$1.76	$.90	$.69

Antidilutive common share equivalents excluded*	1.9	6.0	6.0

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation for employee stock options.

Stock-Based Compensation

Effective July 2, 2005, the Company accounts for all stock-based compensation in accordance with the fair value recognition provisions in SFAS No. 123-R, “Share-Based Payment.” Under the fair value recognition provisions of SFAS No. 123-R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis as expense over the vesting period. Under SFAS No. 123-R, the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially impacted.

Prior to the adoption of SFAS No. 123-R, the Company accounted for stock-based employee compensation plans (including shares or other equity instruments issued under its stock incentive plans and employee stock purchase plan) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB No. 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123, “Accounting for Stock-Based Compensation.”

The fair values of all stock options granted subsequent to January 1, 2005 were estimated using a binomial model and the fair values of all options granted prior to December 31, 2004 and all ESPP shares were estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions.

Other Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of unrealized gains and losses on foreign currency contracts and marketable securities categorized as available for sale under SFAS No. 115.

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

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company had outstanding forward exchange contracts with commercial banks for the Thai Baht, British Pound Sterling and Euro with values of $263.8 million and $151.4 million at June 30, 2006 and July 1, 2005, respectively. Thai Baht contracts are designated as cash flow hedges under SFAS No. 133. If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company has determined that all of its hedging instruments for all years presented were fully effective as defined under SFAS No. 133.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All other contracts are designated as fair value hedges. These contracts are not designated as hedging instruments under U.S. GAAP, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of non-operating income. Changes in fair value on these contracts were not material to the consolidated financial statements for all years presented.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with generally accepted accounting principles. These estimates and assumptions have been applied using methodologies, which are consistent throughout the periods presented. However, actual results could differ from these estimates.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact the adoption of FIN No. 48 could have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS No. 157 could have on its consolidated financial statements.

Reclassifications

Advances to suppliers were greater than 5% of total current assets during 2006 and, as such, have been separately classified on the consolidated balance sheet as of June 30, 2006. Prior period amounts on the consolidated balance sheet have been reclassified to conform to the current period presentation as follows (in millions):

	Current	Previous
2005	Classification	Classification

Advances to suppliers	$12.5	$—
Prepaid expenses and other	14.5	27.0

Note 2.	Adjustment to Previously Issued Financial Statements

The Company has adjusted its consolidated financial statements for the years ended July 1, 2005 and July 2, 2004, to record additional non-cash stock-based compensation expense, and related tax accruals, resulting from stock options granted during fiscal years 1998 to 2003 that were incorrectly accounted for under U.S. GAAP. The decision to adjust the financial statements was based on the facts obtained from an independent investigation into the Company’s stock option accounting that was conducted under the direction of a special committee (“Special Committee”) of its Board of Directors (“Board”). The Board created the Special Committee, which was composed solely of independent directors, to conduct a voluntary, company-initiated review of matters related to past stock option grants, including the timing of such grants and associated documentation.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Special Committee reviewed all option grants of the Company during the period from July 1, 1997 through June 30, 2006 (the “Review Period”). The Special Committee reviewed corporate records and electronic documentation and interviewed current and former employees and directors. The Special Committee presented its investigative findings and recommendations to the Board and the Company’s independent auditors, KPMG LLP.

At the completion of its investigation, the Special Committee identified, and the Company’s management concurred, that the appropriate measurement date for 28 option grants made on 27 separate grant dates during the period from fiscal 1998 through fiscal 2004 differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were, in 19 of such instances, lower than the prices on the appropriate measurement dates for such grants, management determined the Company should have recognized stock-based compensation expense and additional tax expense in its historical financial statements for these 19 grants. For the remaining 9 grants, since the prices at the originally stated grant dates were at or above the prices on the appropriate measurement dates for such grants, the Company determined that no accounting adjustment should be made for these grants.

For 19 grants made during the period from fiscal 1998 through fiscal 2003, the Company’s stock price at the appropriate measurement date was higher than the price on the originally stated grant dates. As a result, stock-based compensation expense should have been recognized, as well as additional tax expense in historical financial statements for these 19 grants. Based on these findings, management has determined that the Company should have recognized approximately $21 million of stock based and tax-related expenses.

Approximately $13.2 million, before tax-related expenses, of these additional expenses were attributable to annual employee stock option grants made by the Compensation Committee in November 1998 and 1999 and a special employee grant made in March 2000 for which there was inadequate or no support for selection of the grant dates, and the grant dates were at a low price in the relevant period. These grants were made by unanimous written consent of the Compensation Committee of the Board.

Approximately $4.2 million, before tax-related expenses, of these additional expenses were attributable to annual employee stock option grants made in September 2001 and 2002. For these grants, acting at a meeting, the Compensation Committee approved specific grants for Section 16(b) Officers and an overall budgeted number of shares for grants to employees that were not Section 16(b) Officers to be allocated by later management action. The allocation of awards to employees that were not Section 16(b) Officers was not completed with finality by the grant date.

Approximately $1.0 million, before tax-related expenses, additional expenses were attributable to grants involving a variety of administrative errors, including errors in administration of grants to new hires and in connection with promotions, and errors in supporting documentation.

The Company determined that the cumulative pre-tax non-cash stock-based compensation expense resulting from revised measurement dates was approximately $18.4 million for fiscal years 1998 to 2006. This additional compensation expense relates to stock options covering approximately 12.6 million shares. Additionally, the Company recorded $2.5 million in tax-related expenses resulting from the recharacterization of incentive stock options to non-qualified stock options for fiscal years 1998 to 2006. The following table summarizes the impact of the related adjustments (in millions):

	Years Ended
	June 30,	July 1,	July 2,	Fiscal Years
	2006	2005	2004	1998 to 2003	Total

Stock-based compensation expense	$0.7	$1.0	$1.3	$15.4	$18.4
Tax-related expenses	0.6	1.4	0.2	0.3	2.5

Total	$1.3	$2.4	$1.5	$15.7	$20.9

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the consolidated income statement classification of the additional stock-based compensation and tax-related expenses related to the adjustment for fiscal years 1998 to 2006:

Cost of revenues	$2.0
Research and development expense	12.2
Selling, general and administrative expense	6.1
Provision for income taxes	0.6

Total	$20.9

The adjustments reduce previously reported diluted earnings per share (“diluted EPS”) by $0.01 each for both of the years ended July 1, 2005 and July 2, 2004. Because the Company concluded that the foregoing adjustments were not material to its historical financial statements, it has not amended, and does not intend to amend, any of its other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the adjustments.

The following tables set forth the effects of the adjustments on certain line items within the Company’s consolidated statements of income and cash flows for the years ended July 1, 2005 and July 2, 2004 and consolidated balance sheet as of July 1, 2005 (in millions, except per share amounts):

CONSOLIDATED BALANCE SHEETS

	July 1, 2005
	Previously
	Reported	Adjustment	As Adjusted

Accrued expenses	$154.1	$1.8	$155.9
Total current liabilities	818.5	1.8	820.3
Total liabilities	886.5	1.8	888.3
Additional paid-in capital	696.5	17.8	714.3
Retained earnings	15.5	(19.6)	(4.1)
Total shareholders’ equity	702.1	(1.8)	700.3

	July 2, 2004
	Previously
	Reported	Adjustment	As Adjusted

Additional paid-in capital	697.4	16.8	714.2
Accumulated deficit	(182.9)	(17.2)	(200.1)

	June 27, 2003
	Previously
	Reported	Adjustment	As Adjusted

Additional paid-in capital	675.4	15.4	690.8
Accumulated deficit	(334.2)	(15.7)	(349.9)

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended July 1, 2005
	Previously
	Reported	Adjustment	As Adjusted

Cost of revenue	$3,049.0	$0.2	$3,049.2
Gross margin	589.8	(0.2)	589.6
Research and development	238.5	1.3	239.8
Selling, general and administrative	154.4	0.7	155.1
Total operating expenses	392.9	2.0	394.9
Operating income	196.9	(2.2)	194.7
Income before income taxes	202.3	(2.2)	200.1
Income tax provision	3.9	0.2	4.1
Net income	198.4	(2.4)	196.0
Income per common share:
Basic	$.96	(.02)	$.94

Diluted	$.91	(.01)	$.90

	Fiscal Year Ended July 2, 2004
	Previously
	Reported	Adjustment	As Adjusted

Cost of revenue	$2,585.1	$0.2	$2,585.3
Gross margin	461.6	(0.2)	461.4
Research and development	201.0	0.8	201.8
Selling, general and administrative	105.7	0.4	106.1
Total operating expenses	306.7	1.2	307.9
Operating income	154.9	(1.4)	153.5
Income before income taxes	155.2	(1.4)	153.8
Income tax provision	3.9	0.1	4.0
Net income	151.3	(1.5)	149.8
Income per common share:
Basic	$.74	(.01)	$.73

Diluted	$.70	(.01)	$.69

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 1, 2005
	Previously
	Reported	Adjustment	As Adjusted

Cash flows from operating activities
Net income	$198.4	$(2.4)	$196.0
Stock-based compensation	3.8	1.0	4.8
Changes in accrued expenses	98.8	1.4	100.2

	Fiscal Year Ended July 2, 2004
	Previously
	Reported	Adjustment	As Adjusted

Cash flows from operating activities
Net income	$151.3	$(1.5)	$149.8
Stock-based compensation	—	1.3	1.3
Changes in accrued expenses	(26.8)	0.2	(26.6)

Note 3.	Supplemental Financial Statement Data

	Years Ended
	June 30,	July 1,
	2006	2005
	(in millions)

Inventories:
Finished goods	$119.5	$78.7
Work in process	62.3	59.7
Raw materials and component parts	23.3	14.5

	$205.1	$152.9

Property and Equipment:
Land and buildings	$163.2	$77.5
Machinery and equipment	906.3	708.0
Machinery and equipment recorded under capital leases	37.5	22.8
Furniture and fixtures	8.4	7.6
Leasehold improvements	27.5	29.2

	1,142.9	845.1
Accumulated depreciation	(594.3)	(450.1)

Net property and equipment	$548.6	$395.0

Accumulated depreciation on machinery and equipment recorded under capital leases was $10.4 million and $4.0 million as of June 30, 2006 and July 1, 2005, respectively.

Note 4.	Read-Rite Asset Acquisition

In June 2003, Read-Rite Corporation (“Read-Rite”), then one of the Company’s suppliers of magnetic recording heads, commenced voluntary Chapter 7 bankruptcy proceedings. On July 31, 2003, Western Digital purchased substantially all of the assets of Read-Rite, including its wafer fabrication equipment in Fremont, California and manufacturing facility in Bang Pa-In, Thailand. The cost of the acquisition was $172.0 million and consisted of cash consideration of $94.8 million, assumed debt obligations of the Thailand operations of approximately $60.2 million and direct costs of the acquisition and other miscellaneous assumed obligations totaling $17.0 million. The Company

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for this transaction as an asset acquisition. The estimated fair value of the assets acquired and liabilities assumed were as follows (in millions):

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

Approximately $38.8 million of the purchase price related to purchased technology and is being amortized over a weighted average period of three years. Accumulated amortization related to these assets was $31.9 million, $27.6 million and $13.2 million at June 30, 2006, July 1, 2005 and July 2, 2004, respectively. During the fiscal years ended June 30, 2006, July 1, 2005 and July 2, 2004, the Company recorded $4.3 million, $14.4 million and $13.2 million of amortization expense related to these intangible assets, respectively. Amortization expense is estimated to be $3.4 million and $3.4 million for fiscal years 2007 and 2008, respectively.

Note 5.	Short-term Borrowings and Long-term Debt

Short-term borrowings and long-term debt consisted of the following as of June 30, 2006 and July 1, 2005 (in millions):

	2006	2005

Term loan	$25.0	$37.5
Capital lease obligations (Note 6)	19.0	15.2

Total debt	44.0	52.7
Less amounts due in one year	(24.6)	(20.1)

Long-term debt	$19.4	$32.6

Line of Credit

The Company has a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan. Both the revolving credit facility and the term loan mature on September 20, 2009 and are secured by the Company’s accounts receivable, inventory, 65% of its stock in its foreign subsidiaries and other assets. For the year ended June 30, 2006, the Company had no borrowings on the revolving credit line and the average variable rate on the Company’s term loan was 6.5%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At June 30, 2006, the Company had $97.5 million available for borrowing under the revolving credit line, $25 million outstanding on the term loan, and $2.5 million in outstanding letters of credit.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Credit Facility prohibits the payment of cash dividends on common stock and contains specific financial covenants. The Company is required to maintain an available liquidity level of $300 million at the end of each quarter. Available liquidity is defined as cash plus eligible trade receivables. Should the Company’s available liquidity be less than $300 million, the Company would then be subject to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirements and capital expenditure limitations. As of June 30, 2006, the Company was in compliance with all covenants.

The terms of the Senior Credit Facility require that the Company deliver to the lenders audited financial statements within 90 days of the end of each fiscal year. As a result of the independent investigation into the Company’s stock option accounting that was conducted under the direction of the Special Committee, the Company was delayed in completing its fiscal year 2006 audited financial statements, this Annual Report on Form 10-K, and its Quarterly Report on Form 10-Q as of and for the period ending September 29, 2006. At the Company’s request, the lenders under the Senior Credit Facility agreed that the Company would not be in default under the Senior Credit Facility as a result of its failure to timely deliver its 2006 audited financial statements, or the management discussion and analysis for its Quarterly Report on Form 10-Q as of and for the period ending September 29, 2006, provided that the lenders receive the 2006 audited financial statements, the management discussion and analysis for its Quarterly Report on Form 10-Q as of and for the period ending September 29, 2006, and all other documents reasonably requested by the lenders before the earlier of: (a) 30 days following the filing of this Annual Report on Form 10-K or (b) January 12, 2007. The Company intends to deliver its audited financial statements to the lenders on or around the date of filing this Annual Report on Form 10-K.

Note 6.	Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating and capital leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2012. Rental expense under these operating leases, including month-to-month rentals, was $16.1 million, $16.2 million and $14.9 million in 2006, 2005 and 2004, respectively. The Company’s capital leases consist of leased equipment. These leases have maturity dates through December 1, 2008 and interest rates averaging approximately 5.2%. Future minimum lease payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2006 are as follows (in millions):

	Operating	Capital

2007	$11.2	$12.8
2008	9.5	5.6
2009	9.3	1.7
2010	8.7	—
2011	5.4	—
Thereafter	7.1	—

Total future minimum payments	$51.2	$20.1

Less: interest on capital leases		(1.1)

Total principal payable on capital leases		$19.0

Product Warranty Liability

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. This accrual is based on estimated future returns within the warranty period and costs to repair, using factory test data, historical field returns and current average repair costs by product type. Return rate and repair cost estimates are reviewed

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly and updated to reflect the impact of current results on prior expectations. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations, a change in the warranty accrual is made. Changes in the warranty accrual for the years ended June 30, 2006, July 1, 2005 and July 2, 2004 were as follows (in millions):

	2006	2005	2004

Warranty accrual, beginning of period	$91.9	$56.8	$52.9
Charges to operations	76.5	82.0	60.6
Utilization	(49.0)	(46.3)	(55.1)
Changes in estimate related to pre-existing warranties	(30.0)	(0.6)	(1.6)

Warranty accrual, end of period	$89.4	$91.9	$56.8

Accrued warranty also includes amounts classified in non-current liabilities of $17.8 million at June 30, 2006, $16.7 million at July 1, 2005, and $10.4 million at July 2, 2004.

Long-term Purchase Agreements

The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. For 2007, 2008, and 2009, WD expects these commitments to total approximately $885 million, $1.075 billion and $970 million, respectively. In conjunction with these agreements, the Company has advanced approximately $92 million related to 2007 and 2008 purchase commitments, of which $80 million is included in advances to suppliers and $12 million is included in other long-term assets as of June 30, 2006.

Note 7.	Legal Proceedings

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, beyond that provided at June 30, 2006, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

In June 1994, Papst Licensing (“Papst”) brought suit against the Company alleging infringement by the Company of five hard drive motor patents owned by Papst. In December 1994, Papst dismissed its case without prejudice. In July 2002, Papst filed a new complaint against the Company and several other defendants alleging infringement by the Company of seventeen of Papst’s patents related to hard drive motors that the Company purchased from motor vendors. Papst sought an injunction and damages. The Company filed an answer on September 4, 2002, denying Papst’s complaint, and the lawsuit was subsequently stayed pending the outcome of certain other related litigation. On July 4, 2005, the Company entered into a Settlement and License Agreement with Papst. In connection with the settlement, the Company made a one-time payment of $24 million to Papst on July 29, 2005, of which $19 million represented a charge to selling, general and administrative expense for the Company’s 2005 fiscal fourth quarter ($5 million had been accrued in a prior year). In exchange for the payment, Papst has dismissed with prejudice its lawsuit pending against the Company, granted the Company a fully-paid license to certain patents owned by Papst, and released the Company of all past, present and future claims alleging infringement by the Company of those Papst patents. The Settlement and License Agreement resolved all outstanding litigation between the two companies without any admission of infringement by the Company.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the Company’s announcement on July 27, 2006 that it was conducting a company-initiated, voluntary review of its historical stock option grants, several purported derivative actions were filed nominally on behalf of the Company against certain current and former directors and officers of the Company in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Orange. These complaints assert claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, constructive fraud, waste of corporate assets, unjust enrichment, rescission, breach of contract, violation of the California Corporations Code, abuse of control, gross mismanagement, and constructive trust in connection with the Company’s option granting practices. The complaints seek unspecified monetary damages and other relief against the individual defendants and certain governance reforms affecting the Company. The Company is named solely as a nominal defendant in each action. The Company has joined or intends to join the other defendants in filing motions to dismiss each action.

Note 8.	Shareholders’ Equity

Stock Incentive Plans

The Company has four stock-based incentive plans (collectively referred to as the “Stock Plans”): The 2004 amended and restated Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. Subsequent to the expiration of the Employee Stock Option Plan on November 10, 2004 and approval of the 2004 Performance Incentive Plan by the Company’s shareholders on November 18, 2004, no new awards are permitted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of June 30, 2006, options to purchase 9.8 million shares of the Company’s common stock remain outstanding under the Prior Stock Plans, of which 7.2 million shares were exercisable and 0.2 million shares of restricted stock remain unvested. Options granted under the Prior Stock Plans vested over periods from one to four years. Options granted under the Prior Stock Plans expire either five or ten years from the date of grant.

In November 2004, the Company’s shareholders approved the 2004 Performance Incentive Plan. Subsequently, in November 2005, the Company’s shareholders approved an authorization for an additional 13 million shares. The types of awards that may be granted under the 2004 Performance Incentive Plan include stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2004 Performance Incentive Plan is ten years after the grant date of the award.

As of June 30, 2006, the maximum number of shares of the Company’s common stock that are authorized for award grants under the 2004 Performance Incentive Plan is 21.7 million shares. Any shares subject to awards under the prior stock plans that are cancelled, forfeited, or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan will terminate on September 21, 2014 unless terminated earlier by the Company’s Board of Directors.

Employee Stock Purchase Plan

During the second quarter of 2006, the Company adopted the Western Digital Corporation 2005 Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their eligible compensation to purchase shares of the Company’s common stock at 95% of the fair market value of common stock on either the date of grant or on the exercise date, whichever is less. The date of grant of each offering period is June 1st or December 1st, except for the initial offering period, which began on December 15, 2005. Each offering period is 24 months and consists of four exercise dates. If the fair market value of the common stock is less on a given exercise date

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than on the date of grant, employee participation in that offering period is terminated and re-enrollment in the new offering period occurs automatically. The Company’s ESPP operates in accordance with Section 423 of the Internal Revenue Code. The 1993 Employee Stock Purchase Plan, which was previously suspended by the Board of Directors, terminated upon stockholder approval of the 2005 ESPP.

Stock-Based Compensation Expense

Effective July 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”) using the modified prospective method. SFAS No. 123-R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123-R, the Company recognized the cost resulting from all share-based payment transactions including shares issued under the Company’s stock option plans and employee stock purchase plans in the financial statements. During the fiscal year ended June 30, 2006, the Company expensed $21.1 million related to stock-based compensation from stock options and ESPP shares as a result of the adoption of SFAS No. 123-R. At June 30, 2006, total compensation cost related to unvested stock options granted to employees and ESPP shares, but not yet recognized, was $31.1 million and will be amortized on a straight-line basis over a weighted average period of approximately 1.9 years.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123-R

Prior to July 2, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and ESPP) in accordance with APB No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The following table sets forth the computation of basic and diluted income per share for the years ended July 1, 2005 and July 2, 2004, and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in millions, except per share data):

	Year Ended
	July 1,	July 2,
	2005	2004
	(as adjusted)	(as adjusted)

Net income
As reported	$196.0	$149.8
Stock-based employee compensation included in reported earnings	4.8	2.6
Stock-based employee compensation expense determined under fair-value based methods for all awards	(29.5)	(29.3)

Pro forma net income	$171.3	$123.1

Basic income per share:
As reported	$0.94	$0.73

Pro forma	$0.83	$0.60

Diluted income per share:
As reported	$0.90	$0.69

Pro forma	$0.79	$0.57

The pro forma income per share information for all stock options granted on or prior to December 31, 2004, as well as all ESPP shares granted on or prior to July 1, 2005, is estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. For stock options granted subsequent to December 31,

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, the pro forma income per share information is estimated using a binomial model. Both the Black-Scholes-Merton and the binomial option pricing models require the input of highly subjective assumptions such as the expected stock price volatility and expected employee exercise behavior. The resulting fair value of employee stock options is amortized on a straight-line basis over the service period of the options.

Stock Options

The following table summarizes activity under the Stock Plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value

Options outstanding at June 27, 2003	25.0	$6.89

Granted	4.4	11.70
Exercised	(3.0)	5.08
Canceled or expired	(1.3)	10.94

Options outstanding at July 2, 2004	25.1	7.75

Granted	4.4	10.05
Exercised	(9.2)	5.26
Canceled or expired	(0.8)	9.07

Options outstanding at July 1, 2005	19.5	9.39

Granted	1.2	17.22
Exercised	(7.6)	8.36
Canceled or expired	(0.7)	11.79

Options outstanding at June 30, 2006	12.4	$10.65	6.10	$123.6

Exercisable at June 30, 2006	7.4	$9.67	4.83	$83.9

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of June 30, 2006, the Company had options outstanding to purchase an aggregate of 11.3 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $123.6 million. During the years ended June 30, 2006 and July 1, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $84.1 million and $62.2 million, respectively, determined as of the date of exercise.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about options outstanding and exercisable under the Stock Plans at June 30, 2006 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable
		Remaining
Range of	Number	Contractual Life*	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$ 2.10 – 3.50	1.2	4.43	$2.47	1.2	$2.47
3.64 – 4.40	1.3	5.96	3.91	1.2	3.92
4.44 – 6.58	1.4	4.41	5.59	1.3	5.60
6.64 – 8.58	0.7	5.32	7.88	0.5	7.95
8.63 – 8.89	1.8	8.22	8.88	0.5	8.86
8.99 – 11.96	1.4	7.10	10.50	0.6	10.70
11.98 – 12.84	1.4	7.42	12.64	0.6	12.74
12.88 – 13.76	1.5	6.41	13.40	0.5	13.03
13.95 – 31.88	1.2	6.21	20.51	0.5	22.04
32.69 – 48.50	0.5	1.02	34.29	0.5	34.29

	12.4	6.10	$10.65	7.4	$9.67

*	Represents the weighted average remaining contractual lives of the options outstanding.

Deferred Stock Compensation

The Company granted approximately 2.0 million, 1.6 million and 0.1 million shares of restricted stock during 2006, 2005 and 2004, respectively. Of the restricted stock granted in fiscal 2006, 1.7 million represents outstanding restricted stock units and 0.3 million represents restricted stock awards (which are not deemed to be outstanding until vesting occurs). The restricted stock vests annually over periods from two to four years. The aggregate market value of the restricted stock at the date of issuance was $26.5 million, $17.1 million and $1.3 million in 2006, 2005 and 2004, respectively. These amounts have been recorded as deferred compensation, a separate component of shareholders’ equity, and are being amortized to operating expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of zero based on an historical analysis indicating minimal forfeitures for these types of awards. For the year ended June 30, 2006, the Company charged to expense $15.9 million related to restricted stock awards that were vested during the period. Of this amount, $7.2 million represented the incremental cost from the modification of pre-existing awards. As of June 30, 2006, the aggregate unamortized fair value of all unvested restricted stock awards was $26.4 million, which will be amortized on a straight-line basis over a weighted average vesting period of approximately 1.5 years.

During 2005, the Company also awarded certain executives and other key employees 0.5 million restricted stock units with performance-based vesting (“Performance Shares”). However, during 2006, the Company cancelled all outstanding Performance Shares. The impact of these awards, and subsequent cancellation, were not material to the consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Reserved for Issuance

The following table summarizes all shares of common stock reserved for issuance at June 30, 2006 (in millions):

Number
of Shares

Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	26.7
ESPP	4.4

31.1

Fair Value Disclosure — Binomial Model

The fair value of stock options granted for the year ended June 30, 2006, was estimated using a binomial option pricing model. For all options granted between January 1, 2005 and June 30, 2006, the pro forma income per share information was estimated using a binomial model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee forfeiture rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted during the year ended June 30, 2006 was estimated using the following weighted average assumptions:

June 30, 2006

Suboptimal exercise factor	1.58
Range of risk-free interest rates	4.01% to 5.21%
Range of expected volatility	0.38 to 0.82
Weighted average expected volatility	.67
Post-vesting termination rate	14.00%
Dividend yield	—
Fair value	$7.11

The fair value of stock options granted during the six months ended July 1, 2005 was estimated using the following weighted average assumptions:

July 1, 2005

Suboptimal exercise factor	1.79
Range of risk-free interest rates	3.34% to 4.46%
Range of expected volatility	0.43 to 0.84
Weighted average expected volatility	.70
Post-vesting termination rate	13.54%
Dividend yield	—
Fair value	$4.86

Fair Value Disclosure — Black-Scholes-Merton Model

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma income per share information for all stock options granted on or prior to December 31, 2004 as well as all ESPP shares granted on or prior to June 30, 2006 was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. The pro forma impact of applying SFAS No. 123 at June 30, 2006 is not necessarily representative of future periods.

The fair values of all stock options granted on or prior to December 31, 2004 and all ESPP shares granted on or prior to June 30, 2006 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Stock Option Plans		ESPP
	2005	2004	2006	2005	2004

Option life (in years)	4.51	3.94	1.21	1.25	1.25
Risk-free interest rate	3.23%	1.65%	4.45%	2.25%	1.09%
Stock price volatility	0.74	0.75	0.42	0.55	0.77
Dividend yield	—	—	—	—	—
Fair value	$5.33	$6.56	$3.85	$3.00	$4.73

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s common stock in open market transactions. Stock repurchases are expected to be funded principally from operating cash flows. During 2006, the Company repurchased 3.5 million shares of common stock at a total cost of $53.5 million (including commissions). Between July 1, 2006 and November 10, 2006 the Company has not repurchased any additional common stock. Since the inception of the program, and through November 10, 2006, the Company has repurchased 10.2 million shares for a total cost of $115 million (including commissions). The Company may continue to repurchase its stock as it deems appropriate and market conditions allow.

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

Note 9.	Western Digital Corporation 401(k) Plan

Effective July 1, 1991, the Company adopted the Western Digital Corporation 401(k) Plan (the “Plan”) formerly known as the Western Digital Corporation Retirement Savings and Profit Sharing Plan. The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company may make annual contributions to the

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan at the discretion of the Board of Directors. For 2006, 2005 and 2004 the Company made contributions to the Plan of $3.6 million, $3.0 million and $2.9 million, respectively.

Note 10.	Business Segment, International Operations and Major Customers

Segment Information

As of June 30, 2006, the Company operated in one segment, the hard drive business.

International Operations

The Company’s operations outside the United States include manufacturing facilities in Malaysia and Thailand as well as sales offices throughout Canada, Europe, Asia, Japan, India and the Middle East. The following table summarizes the Company’s operations by geographic areas for the three years ended June 30, 2006 (in millions):

	2006	2005	2004

Revenue from external customers(1):
United States	$1,386	$1,268	$1,141
Asia	1,550	1,197	885
Europe, the Middle East and Africa	1,225	1,069	901
Other	180	105	120

Total	$4,341	$3,639	$3,047

Long-lived assets:
United States	$261	$163	$121
Asia	320	244	181
Europe, the Middle East and Africa	—	—	—
Other	—	—	—

Total	$581	$407	$302

(1)	Revenue is attributed to geographic regions based on location of customer.

Major Customer

During 2006, 2005 and 2004, sales to Dell accounted for 12%, 16% and 14% of the Company’s revenue, respectively.

Note 11.	Income Taxes

Pre-tax Income

The domestic and foreign components of income (loss) before income taxes were as follows for the three years ended June 30, 2006 (in millions):

	2006	2005	2004
		(as adjusted)	(as adjusted)

Foreign	$272.3	$236.2	$199.4
Domestic	109.4	(36.1)	(45.6)

Income before income taxes	$381.7	$200.1	$153.8

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax (Benefit) Provision

The components of the (benefit) provision for income taxes were as follows for the three years ended June 30, 2006 (in millions):

	2006	2005	2004
		(as adjusted)	(as adjusted)

Current:
Foreign	$5.8	$2.6	$1.8
Domestic-federal	3.0	0.8	2.0
Domestic-state	0.6	0.7	0.2
Deferred	(22.3)	—	—

Income tax (benefit) provision	$(12.9)	$4.1	$4.0

Remaining net undistributed earnings from foreign subsidiaries at June 30, 2006 on which no U.S. tax has been provided amounted to approximately $834.7 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional U.S. tax provision has not been made on these earnings.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of June 30, 2006 and July 1, 2005 were as follows (in millions):

	2006	2005

Deferred tax assets:
Reserves and accrued expenses not currently deductible	$99.0	$81.5
Domestic net operating loss (NOL) carryforward	67.0	127.9
Business credit carryforward	60.8	55.3
All other	28.3	28.2

	255.1	292.9
Valuation allowance	(232.8)	(292.9)

Total deferred tax assets	$22.3	$—

	2006	2005

Deferred tax assets:
Current portion (included in other current assets)	$10.4	$—
Non-current portion (included in other non-current assets)	11.9	—

Total deferred tax assets	$22.3	$—

Reserves and accrued expenses not currently deductible consisted of the following as June 30, 2006 and July 1, 2005 (in millions):

	2006	2005

Sales related reserves and adjustments	$68.8	$58.6
Accrued compensation and benefits	21.0	10.2
Other accrued liabilities	5.5	10.2
Inventory reserves and adjustments	3.7	2.5

Total reserves and accrued expenses not currently deductible	$99.0	$81.5

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A substantial portion of the fully valued net operating losses (“NOL”) noted above may be reduced as a result of tax uncertainties. In addition to the deferred tax assets presented above, the Company had additional NOL benefits related to stock option deductions of approximately $93.8 million and $67.5 million at June 30, 2006 and July 1, 2005, respectively. In accordance with the provisions of SFAS No. 123-R, this will be recorded as a credit to shareholders’ equity when an incremental benefit is recognized after considering all other tax attributes available to the Company. Accordingly, these amounts are excluded from the table above. The 2005 deferred tax assets presented above have been reclassified to reflect the 2006 presentation.

The Company determines deferred taxes for each of its tax-paying subsidiaries within each tax jurisdiction. The Company’s deferred tax assets, which consist primarily of NOL and tax credit carryforwards, have previously been fully reserved in the form of a valuation allowance. At the end of fiscal 2006, the Company determined that it is more likely than not that a portion of these assets will be realized. Accordingly, the Company reduced a portion of the valuation allowance which resulted in the recognition of a net deferred tax asset of $22.3 million. The valuation of the deferred tax assets is based on an assumption of the Company’s ability to generate sufficient earnings in certain jurisdictions in fiscal years 2007 and 2008. This two-year period is used due to the difficulty in accurately projecting income for longer periods of time given the cyclical nature of hard drive industry. This assumption may change in the future based on fluctuating industry or company conditions. The amount of deferred tax assets may increase or decrease in subsequent quarters as the Company updates its estimates of future taxable income or re-evaluates the two-year assumption.

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended June 30, 2006:

	2006	2005	2004
		(as adjusted)	(as adjusted)

U.S. Federal statutory rate	35.0%	35.0%	35.0%
Tax rate differential on international income	(25.3)	(39.9)	(43.8)
Utilization of domestic NOL carryforward	(16.0)	(22.5)	(7.8)
Tax effect of repatriation	1.1	15.2	—
Increase in non-NOL deductible temporary differences not benefited	0.3	15.3	16.5
Other	1.4	(1.4)	2.5
State income taxes, net	0.1	0.3	0.2

Effective tax rate	(3.4)%	2.0%	2.6%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates through 2019. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $81.1 million ($.36 per diluted share), $66.7 million ($.31 per diluted share) and $54.9 million ($.25 per diluted share) in 2006, 2005, and 2004 respectively.

As of June 30, 2006, the Company had federal and state NOL carryforwards of approximately $380.9 million and $338.6 million, respectively. In addition, the Company had various federal and state tax credit carryforwards combined of approximately $60.8 million. The loss carryforwards available to offset future federal and state taxable income expire at various times from 2019 to 2021 and 2007 to 2025, respectively. Approximately $20.6 million of the credit carryforwards available to offset future taxable income expire at various times from 2007 to 2025. The remaining amount is available indefinitely.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Quarterly Results of Operations (unaudited)

The Company has adjusted its consolidated financial statements for fiscal 2006 and 2005 to record additional non-cash stock-based compensation expense and related tax accruals resulting from stock options granted during fiscal years 1998 to 2003 that were incorrectly accounted for under U.S. GAAP (see Note 2). The following table summarizes the quarterly impact of these adjustments on results of operations (in millions, except per share amounts):

	Previously		As
	Reported	Adjustment	Adjusted

FISCAL YEAR ENDED JUNE 30, 2006
2006 — First Quarter
Revenue, net	$1,009.9		$1,009.9
Gross margin	178.3		178.3
Operating income	67.9	(0.2)	67.7
Net income	68.8	(0.2)	68.6
Basic earnings per share	$0.32		$0.32

Diluted earnings per share	$0.31		$0.31

2006 — Second Quarter
Revenue, net	$1,117.1		$1,117.1
Gross margin	228.3		228.3
Operating income	104.3	(0.2)	104.1
Net income	104.3	(0.2)	104.1
Basic earnings per share	$0.49		$0.49

Diluted earnings per share	$0.47		$0.47

2006 — Third Quarter
Revenue, net	$1,128.8		$1,128.8
Gross margin	217.9		217.9
Operating income	100.7	(0.5)	100.2
Net income	102.9	(0.5)	102.4
Basic earnings per share	$0.47		$0.47

Diluted earnings per share	$0.45		$0.45

2006 — Fourth Quarter(1)
Revenue, net	$1,085.5		$1,085.5
Gross margin	204.3		204.4
Operating income	93.9		93.9
Net income	119.5		119.5
Basic earnings per share	$.55		$.55

Diluted earnings per share	$.53		$.53

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously		As
	Reported	Adjustment	Adjusted

FISCAL YEAR ENDED JULY 1, 2005
2005 — First Quarter
Revenue, net	$823.6		$823.6
Gross margin	113.1		113.1
Operating income	31.2	(0.3)	30.9
Net income	30.4	(0.3)	30.1
Basic earnings per share	$0.15		$0.15

Diluted earnings per share	$0.14		$0.14

2005 — Second Quarter
Revenue, net	$954.9		$954.9
Gross margin	150.2	(0.1)	150.1
Operating income	56.6	(0.8)	55.8
Net income	56.0	(0.8)	55.2
Basic earnings per share	$0.27		$0.27

Diluted earnings per share	$0.26		$0.26

2005 — Third Quarter
Revenue, net	$919.9		$919.9
Gross margin	167.0		167.0
Operating income	70.7	(0.4)	70.3
Net income	70.8	(0.4)	70.4
Basic earnings per share	$0.34		$0.34

Diluted earnings per share	$0.32		$0.32

2005 — Fourth Quarter(2)
Revenue, net	$940.4		$940.4
Gross margin	159.5	(0.1)	159.4
Operating income	38.4	(0.7)	37.7
Net income	41.2	(0.9)	40.3
Basic earnings per share	$0.19		$0.19

Diluted earnings per share	$0.19	(0.01)	$0.18

(1)	The fourth quarter of 2006 included a $13.1 million benefit to gross margin related to the resolution of certain items that impacted amounts previously recorded as costs primarily in earlier quarters of 2006, and a $22.3 million benefit to income taxes from the change in valuation allowance for deferred income taxes.

(2)	The fourth quarter of 2005 included a $19.0 million charge for settlement of litigation, which was recorded in selling, general and administrative expense.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended June 30, 2006
(in millions)

Allowance for
Doubtful
Accounts

Balance at June 27, 2003	$5.2
Charges to operations	1.2
Deductions	(0.3)

Balance at July 2, 2004	$6.1
Charges to operations	2.1
Deductions	(5.2)

Balance at July 1, 2005	$3.0
Charges to operations	4.9
Deductions	(3.3)

Balance at June 30, 2006	$4.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Adjustment to Previously Issued Financial Statements

We have adjusted our consolidated financial statements for the years ended July 1, 2005 and July 2, 2004, as well as the selected financial data for the years ended June 27, 2003 and June 28, 2002, to record additional non-cash stock-based compensation expense, and related tax accruals, resulting from stock options granted during fiscal years 1998 to 2003 that were incorrectly accounted for under U.S. generally accepted accounting principles (“GAAP”). Our decision to adjust our financial statements was based on the facts obtained from an independent investigation into our stock option accounting that was conducted under the direction of a special committee (“Special Committee”) of our Board of Directors. The Board created the Special Committee, which was composed solely of independent directors, to conduct a voluntary, company-initiated review of matters related to past stock option grants, including the timing of such grants and associated documentation. The Special Committee reviewed all option grants of the Company during the period from July 1, 1997 through June 30, 2006 (the “Review Period”). The Special Committee reviewed corporate records and electronic documentation and interviewed current and former employees and directors. The Special Committee presented its investigative findings and recommendations to the Board of Directors and our independent auditors, KPMG LLP.

At the completion of its investigation, the Special Committee identified, and our management concurred, that the appropriate measurement date for 28 option grants made on 27 separate grant dates during the period from fiscal 1998 through fiscal 2004 differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were, in 19 of such instances, lower than the prices on the appropriate measurement dates for such grants, our management determined we should have recognized stock-based compensation expense and additional tax expense in our historical financial statements for these 19 grants. For the remaining 9 grants, since the prices at the originally stated grant dates were at or above the prices on the appropriate measurement dates for such grants, we determined that no accounting adjustment should be made for these grants.

At the conclusion of its investigation, the Special Committee made recommendations to our Board for process improvements, all of which were adopted and are in the process of being implemented by our management. Our management concluded that the nature of these process improvements did not indicate any control deficiencies that would constitute a material weakness or change our conclusion below that our internal controls were designed and operating effectively as of June 30, 2006. For further discussion regarding the adjustment to previously issued financial statements, see Part II, Item 8 — Note 2 of the Notes to Consolidated Financial Statements.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective such that information pertaining to Western Digital, including our consolidated subsidiaries, required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. KPMG LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting. See page 46 herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Effectiveness of Controls

Our management, including our Chief Executive Officer and its Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Please refer to Part I of this Annual Report on Form 10-K under “Item 1. Business — Executive Officers of the Registrant,” for information concerning our executive officers.

Set forth below are the current directors’ names, age, year in which each was first elected as a member of our Board of Directors, and biographical information:

Matthew E. Massengill, 45, has been a member of our Board of Directors since January 2000. He joined us in 1985 and has served in various executive capacities. From October 1999 until January 2000, he served as Chief Operating Officer, from January 2000 until January 2002, he served as President, and from January 2000 until October 2005, he served as Chief Executive Officer. Mr. Massengill has served as Chairman of the Board of Directors since November 2001. He is also a director of ViewSonic Corporation.

Peter D. Behrendt, 67, has been a member of our Board of Directors since 1994. He was Chairman of Exabyte Corporation, a manufacturer of computer tape storage products, from January 1992 until he retired in January 1998 and was President and Chief Executive Officer of Exabyte Corporation from July 1990 to January 1997. Mr. Behrendt is currently a venture partner with NEA, a California-based venture fund. He is also a director of Infocus Corporation.

Kathleen A. Cote, 57, has been a member of our Board of Directors since January 2001. Ms. Cote was the Chief Executive Officer of Worldport Communications, Inc., a European provider of Internet managed services, from May 2001 to June 2003. From September 1998 until May 2001, she served as President of Seagrass Partners, a provider of expertise in business planning and strategic development for early stage companies. From November 1996 until January 1998, she served as President and Chief Executive Officer of Computervision Corporation, an international supplier of product development and data management software. She is also a director of Forgent Networks, Inc.

John F. Coyne, 56, has been a member of our Board of Directors since October 2006. Mr. Coyne joined us in 1983 and has served in various executive capacities. From November 2002 until June 2005, Mr. Coyne served as Senior Vice President, Worldwide Operations, from June 2005 until September 2005, he served as Executive Vice President, Worldwide Operations and from November 2005 until June 2006, he served as Executive Vice President and Chief Operations Officer. Effective June 2006, he was named President, Chief Operating Officer.

Henry T. DeNero, 60, has been a member of our Board of Directors since June 2000. He was Chairman and Chief Executive Officer of Homespace, Inc., a provider of Internet real estate and home services, from January 1999 until it was acquired by LendingTree, Inc. in August 2000. From July 1995 to January 1999, he was Executive Vice President and Group Executive, Commercial Payments for First Data Corporation, a provider of information and transaction processing services. Prior to 1995, he was Vice Chairman and Chief Financial Officer of Dayton Hudson Corporation, a general merchandise retailer, and was previously a Director of McKinsey & Company, a management-consulting firm. He is also a director of Banta Corporation, Digital Insight Corporation, PortalPlayer, Inc., THQ, Inc. and Vignette Corp.

William L. Kimsey, 64, has been a member of our Board of Directors since March 2003. He is a veteran of 32 years’ service with Ernst & Young, a global independent auditing firm, and became that firm’s Global Chief Executive Officer. Mr. Kimsey served at Ernst & Young as director of management consulting in St. Louis, office managing partner in Kansas City, Vice Chairman and Southwest Region managing partner in Dallas, Vice Chairman and West Region managing partner in Los Angeles, Deputy Chairman and Chief Operating Officer and, from 1998 to 2002, Chief Executive Officer and a global board member. He is also a director of Accenture Ltd., NAVTEQ Corporation and Royal Caribbean Cruises Ltd.

Michael D. Lambert, 59, has been a member of our Board of Directors since August 2002. From 1996 until he retired in May 2002, Mr. Lambert served as Senior Vice President for Dell Inc.’s Enterprise Systems Group. During that period, he also participated as a member of a six-man operating committee at Dell, which reported to the Office of the Chairman. Mr. Lambert served as Vice President, Sales and Marketing for Compaq Computer Corporation from 1993 to 1996. Prior to that, for four years, he ran the Large Computer Products division at NCR/AT&T

Corporation as Vice President and General Manager. Mr. Lambert began his career with NCR Corporation, where he served for 16 years in product management, sales and software engineering capacities. He is also a director of Vignette Corp.

Roger H. Moore, 64, has been a member of our Board of Directors since June 2000. Mr. Moore served as President and Chief Executive Officer of Illuminet Holdings, Inc., a provider of network, database and billing services to the communications industry, from January 1996 until it was acquired by Verisign, Inc. in December 2001 and he retired at that time. He was a member of Illuminet’s Board of Directors from July 1998 until December 2001. From September 1998 to October 1998, he served as President, Chief Executive Officer and as a director of VINA Technologies, Inc., a telecommunications equipment company. From November 1994 to December 1995, he served as Vice President of major accounts of Northern Telecom. He is also a director of Arbinet-thexchange, Inc., Consolidated Communications Holdings, Inc., Tut Systems, Inc., and Verisign, Inc.

Thomas E. Pardun, 63, has been a member of our Board of Directors since 1993. Mr. Pardun served as Chairman of our Board of Directors from January 2000 until November 2001 and as Chairman of the Board and Chief Executive Officer of Edge2net, Inc., a provider of voice, data and video services, from November 2000 until September 2001. Mr. Pardun was President of MediaOne International Asia Pacific (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services, and wireless communications companies, from May 1996 until his retirement in July 2000. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint’s West Division and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product-line evaluation. He is also a director of CalAmp Corporation, Exabyte Corporation and Occam Networks, Inc.

Arif Shakeel, 51, has been a member of our Board of Directors since September 2004. Mr. Shakeel joined us in 1985 and has served in various executive capacities. From February 2000 until April 2001, he served as Executive Vice President and General Manager of Hard Disk Drive Solutions, from April 2001 until January 2003, he served as Executive Vice President and Chief Operating Officer, and from January 2002 until June 2006, he served as President. He was named Chief Executive Officer in October 2005.

Director Independence

Our Board of Directors has reviewed and discussed information provided by the directors and our company with regard to each director’s business and personal activities as they may relate to Western Digital or its management. Based on its review of this information and all other relevant facts and circumstances, our Board of Directors has affirmatively determined that, except for serving as a member of our Board of Directors, none of Messrs. Behrendt, DeNero, Kimsey, Lambert, Moore and Pardun or Ms. Cote has any relationship, material or immaterial, with Western Digital either directly or as a partner, shareholder or officer of an organization that has a relationship with Western Digital, and that each of such directors qualifies as “independent” as defined by the listing standards of the New York Stock Exchange. Messrs. Massengill, Shakeel and Coyne are each full-time, executive-level employees of Western Digital; therefore, Messrs. Massengill, Shakeel and Coyne are not “independent” as defined by the corporate governance listing standards of the New York Stock Exchange.

Committees

Our Board of Directors has standing Executive, Audit, Compensation and Governance Committees. The Governance Committee, among other things, performs functions similar to a nominating committee. Our Board of Directors usually determines the membership of these committees at its organizational meeting held immediately after the annual meeting of stockholders. The following table identifies the current members of the committees:

Director	Executive	Audit	Compensation	Governance(1)

Matthew E. Massengill	Chair
Peter D. Behrendt
Kathleen A. Cote		✓		✓
John F. Coyne
Henry T. DeNero	✓	Chair
William L. Kimsey		✓
Michael D. Lambert			Chair
Roger H. Moore			✓	✓
Thomas E. Pardun	✓		✓	Chair(1)
Arif Shakeel

(1)	The Chairman of the Governance Committee also serves as our lead outside director and presides at all executive sessions of non-management directors.

Audit Committee.  Our Board of Directors has determined that all members of the Audit Committee are independent as defined under the listing standards of the New York Stock Exchange and applicable rules of the Securities and Exchange Commission and that Mr. DeNero is an “audit committee financial expert” as defined by rules of the Securities and Exchange Commission. The Board of Directors has also determined that Mr. Kimsey’s simultaneous service on three other public company audit committees will not impair his ability to effectively serve on our Audit Committee.

The Audit Committee operates pursuant to a written charter that is available on our website under the Governance section at www.westerndigital.com and is also available in print to any stockholder who delivers a written request to our Secretary at our principal executive offices. As described in further detail in the written charter of the Audit Committee, the key responsibilities of the Audit Committee include: (1) sole responsibility for the appointment, compensation, retention and oversight of our independent accountants and, where appropriate, the termination or replacement of the independent accountants; (2) an annual evaluation of the independent accountants’ qualifications, performance and independence, including a review and evaluation of the lead partner; (3) pre-approval of all auditing services and permissible non-auditing services to be performed by the independent accountants; (4) receipt and review of the reports from the independent accountants required annually and prior to the filing of any audit report by the independent accountants; (5) review and discussion with the independent accountants of any difficulties they encounter in the course of their audit work; (6) establishment of policies for the hiring of any current or former employee of the independent accountants; (7) review and discussion with management and the independent accountants of our annual and quarterly financial statements prior to their filing or public distribution; (8) general review and discussion with management of the presentation and information to be disclosed in our earnings press releases; (9) periodic review of the adequacy of our accounting and financial personnel resources; (10) periodic review and discussion of our internal control over financial reporting and review and discussion with our principal internal auditor of the scope and results of our internal audit program; (11) review and discussion of our policies with respect to risk assessment and risk management; (12) preparation of the audit committee report included in our proxy statement; (13) establishment of procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission of such complaints by company employees; (14) review of material pending legal proceedings involving us and other material contingent liabilities; and (15) review of any other matters relative to the audit of our accounts and preparation of our financial statements that the Audit Committee deems appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance.

Under the securities laws of the United States, our directors and officers and persons who beneficially own more than 10% of our common stock must report their initial ownership of our equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange

Commission has established specific due dates for these reports, and we must disclose this Annual Report on Form 10-K any late filings during fiscal 2006. To our knowledge, based solely on our review of the copies of such reports required to be furnished to us with respect to fiscal 2006 and the written responses to annual directors’ and officers’ questionnaires that no other reports were required, all of these reports were timely filed.

Corporate Governance Guidelines and Code of Business Ethics.

Our Board of Directors has adopted Corporate Governance Guidelines, which provide the framework for the governance of Western Digital and represent the Board’s current views with respect to selected corporate governance issues considered to be of significance to stockholders. Our Board of Directors has also adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. The current versions of the Corporate Governance Guidelines and the Code of Business Ethics are available on our website under the Governance section at www.westerndigital.com and are available in print to any stockholder who delivers a written request to our Secretary at our principal executive offices. In accordance with rules adopted by the Securities and Exchange Commission and the New York Stock Exchange, we intend to disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Governance section at www.westerndigital.com.

Item 11.	Executive Compensation

Summary Compensation Table.

The following table sets forth the compensation paid for fiscal 2006 to all individuals serving as Chief Executive Officer during fiscal 2006 and to our four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2006 (collectively, the “Named Executive Officers”).

								Long-Term Compensation
								Awards			Payouts
		Annual Compensation*						Restricted		Securities
						Other Annual		Stock/Stock		Underlying	LTIP		All Other
	Fiscal	Salary		Bonus		Compensation		Unit		Options/SARs**	Payouts		Compensation
Name and Principal Position	Year	($)		($)(1)		($)		Awards ($)(2)		(#)	($)		($)

Matthew E. Massengill(3)	2006	800,000		1,258,000		—		—		—	—		4,150	(4)
Chairman and Former	2005	776,923		1,300,000		—		5,615,500		500,000	5,808,600	(5)	3,140
Chief Executive Officer	2004	726,923	(6)	—		—		—		300,000	6,864,200	(7)	3,184
Arif Shakeel(8)	2006	757,462		1,258,000		—		17,812,500	(9)	—	—		5,930	(4)
Chief Executive Officer	2005	573,077		801,375		—		3,522,450		250,000	4,149,000	(10)	4,201
	2004	571,154	(6)	—		—		—		200,000	4,903,000	(11)	3,776
John F. Coyne(12)	2006	547,692		991,525	(13)	106,312	(14)	4,731,900	(9)	315,000	—		74,921	(4)
President and	2005	271,154		380,000		88,933	(14)	1,221,297		60,000	—		14,563
Chief Operating Officer											—
Raymond M. Bukaty	2006	381,154		574,188	(15)	—		1,390,260	(9)	—	—		4,331	(4)
Senior Vice President,	2005	345,385		370,063		—		1,654,020		58,000	—		3,260
Administration, General Counsel and Secretary	2004	324,462	(6)	—		—		—		85,000	75,000		3,308
Hossein M. Moghadam(16)	2006	400,000		521,350	(17)	—		1,318,603	(9)	14,017	—		9,475	(4)
Senior Vice President,	2005	328,846		387,500		—		587,004		58,000	—		7,544
Chief Technology Officer
Stephen D. Milligan	2006	381,154		471,750		—		1,318,350	(9)	—			2,653	(4)
Senior Vice President and	2005	345,385		405,063	(18)	—		1,633,600		54,000	—		2,420
Chief Financial Officer	2004	307,154	(6)	35,000	(19)	—		772,500		135,000	—		4,436

*	The amount of perquisites and other personal benefits received by each of the Named Executive Officers for the years indicated did not exceed the lesser of $50,000 or 10% of the individual’s total annual salary and bonus, which represents the threshold reporting requirement.

**	We have not historically granted Stock Appreciation Rights.

(1)	Unless otherwise indicated, the amounts disclosed in the Bonus column for 2006 and 2005 were all awarded under our Incentive Compensation Plan.

(2)	At the end of fiscal 2006, the aggregate share amount and dollar value of (i) all unvested restricted stock awards granted to the Named Executive Officers (which consisted of the unvested portion of restricted stock awards granted to the Named Executive Officers in fiscal 2004, 2005 and 2006), and (ii) all unvested restricted stock unit awards granted to the Named Executive Officers (which consisted of the unvested portion of restricted stock unit awards granted to the Named Executive Officers in fiscal 2006), were as follows (based on the $19.81 closing price of our common stock on June 30, 2006):

	Unvested Restricted Stock		Unvested Restricted Stock
	Awards		Unit Awards (*)
Name	# Shares	$ Amount	# Units	$ Amount

Matthew E. Massengill	500,000	$9,905,000	—	$—
Arif Shakeel**	1,566,667	31,035,673	—	—
John F. Coyne	358,425	7,100,399	30,000	594,300
Raymond M. Bukaty	162,000	3,209,220	58,000	1,148,980
Hossein M. Moghadam	88,473	1,752,650	26,308	521,162
Stephen D. Milligan	216,250	4,283,913	55,000	1,089,550

*	Each restricted stock unit is a non-voting unit of measurement that is deemed for bookkeeping purposes to be equivalent to one outstanding share of our common stock.

**	For Mr. Shakeel, these awards include 90,800 shares of restricted stock that were scheduled to vest on January 1, 2008. This amount was cancelled on October 31, 2006 pursuant to an amendment to our employment agreement with Mr. Shakeel.

(3)	Mr. Massengill resigned as Chief Executive Officer effective October 1, 2005. He remains an executive officer in his capacity as Chairman of our Board of Directors.

(4)	The amounts reported in this column for fiscal 2006 consist of: (i) our matching contributions to the Western Digital Corporation 401(k) Plan on behalf of Mr. Massengill ($2,000), Mr. Shakeel ($2,000), Mr. Coyne ($2,000), Mr. Bukaty ($2,000), Dr. Moghadam ($2,000) and Mr. Milligan ($2,000); (ii) the dollar value of life insurance premiums paid by, or on behalf of, us with respect to term life insurance for the benefit of Mr. Massengill ($2,150), Mr. Shakeel ($3,930), Mr. Coyne ($4,440), Mr. Bukaty ($2,331), Dr. Moghadam ($7,475) and Mr. Milligan ($653), (iii) relocation expenses of $51,654 relating to Mr. Coyne’s relocation from Malaysia to the United States, and (iv) $16,827 paid by us to Mr. Coyne for unused vacation days in accordance with our vacation policy.

(5)	This amount represents the final annual installment paid to Mr. Massengill upon the final July 1, 2005 vesting of “share units” awarded to him pursuant to his Long-Term Retention Agreement. The Long-Term Retention Agreement pursuant to which Mr. Massengill received the share units is described below under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

(6)	Our 2004 fiscal year included 27 bi-weekly pay periods.

(7)	This amount represents the payment of two annual installments under a Long-Term Retention Agreement with Mr. Massengill: the first is a 2003 installment of $3,227,000 and the second is a 2004 installment of $3,637,200. We are reporting the combined amount of $6,864,200 in the table as a fiscal 2004 payment because the annual installment vesting of the “share units” underlying the payments occurred on July 1, 2003 and July 1, 2004. Each of these dates was part of fiscal 2004 because fiscal 2004 commenced June 28, 2003 and ended July 2, 2004. The Long-Term Retention Agreement pursuant to which the Mr. Massengill received these share units is described below under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

(8)	Our Board of Directors promoted Mr. Shakeel to President and Chief Executive Officer effective October 1, 2005. He assumed the sole role of Chief Executive Officer in June 2006 following the promotion of John Coyne to President and Chief Operating Officer. Prior to October 1, 2005, Mr. Shakeel served as our President and Chief Operating Officer.

(9)	We granted these restricted stock and restricted stock unit awards in fiscal 2006 under our 2004 Performance Incentive Plan and we have valued them in the table as of the date of grant. If we pay dividends, dividends would be payable on the shares of restricted stock listed in the table below at the same rate and time and in the same form in which dividends are payable on other outstanding shares of our common stock. No dividends would be payable on the shares of restricted stock units listed in the table below. The number, value as of the date of grant and vesting schedules of these restricted stock and restricted stock unit awards to the Named Executive Officers are as follows:

	# Shares	# Shares	Per
	Subject to	Subject to	Share
	Restricted	Restricted	Value at
	Stock	Stock	Date of
Name	Award	Units	Grant	Vesting Schedule

Arif Shakeel*	1,250,000		$14.25	500,000 shares vest on 1/1/2007 and the remaining 750,000 shares vest on 1/1/2008
John F. Coyne		30,000	20.13	Vests in full on May 11, 2009
	300,000		13.76	Vests in equal installments on November 17, 2006, 2007 and 2008
Raymond M. Bukaty		58,000	23.97	Vests in full on August 31, 2008
Hossein M. Moghadam		6,308	23.97	Vests in full on February 16, 2009
		20,000	23.97	Vests in full on August 31, 2008
	50,000		13.76	Vests in equal installments on November 17, 2006, 2007 and 2008
Stephen D. Milligan		55,000	23.97	Vests in full on August 31, 2008

*	For Mr. Shakeel, this award includes 90,800 shares of restricted stock that were scheduled to vest on January 1, 2008. This amount was cancelled on October 31, 2006 pursuant to an amendment to our employment agreement with Mr. Shakeel. Also pursuant to this amendment, the remaining 659,200 shares of restricted stock that were scheduled to vest on January 1, 2008 will instead vest on June 29, 2007 if Mr. Shakeel is employed by us on that date.

(10)	This amount represents the final annual installment paid to Mr. Shakeel upon the final July 1, 2005 vesting of “share units” awarded to him pursuant to his Long-Term Retention Agreement. The Long-Term Retention Agreement pursuant to which Mr. Shakeel received these share units is described below under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

(11)	This amount represents the payment of two annual installments under a Long-Term Retention Agreement with Mr. Shakeel: the first is a 2003 installment of $2,305,000 and the second is a 2004 installment of $2,598,000. We are reporting the combined amount of $4,903,000 in the table as a fiscal 2004 payment because the annual installment vesting of the “share units” underlying the payments occurred on July 1, 2003 and July 1, 2004. Each of these dates was part of fiscal 2004 because fiscal 2004 commenced June 28, 2003 and ended July 2, 2004. The Long-Term Retention Agreement pursuant to which Mr. Shakeel received these share units is described below under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

(12)	Mr. Coyne became an executive officer of Western Digital in fiscal 2005 and therefore we are providing no information prior to such year.

(13)	This amount includes a $75,000 retention bonus earned by Mr. Coyne pursuant to the Long-Term Retention Agreement described below under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

(14)	Consists of tax equalization payments paid by us on behalf of Mr. Coyne with respect to his services in Malaysia.

(15)	This amount includes a one-time discretionary bonus of $102,438 paid to Mr. Bukaty.

(16)	Dr. Moghadam became an executive officer of Western Digital in fiscal 2005 and therefore we are providing no information prior to such year.

(17)	This amount includes a $112,500 retention bonus earned by Dr. Moghadam pursuant to the Long-Term Retention Agreement described below under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

(18)	This amount includes a $35,000 retention bonus earned by Mr. Milligan upon completion of twenty-four months of employment with us.

(19)	This amount consists of a retention bonus earned by Mr. Milligan upon completion of twelve months of employment with us.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding stock options to purchase shares of our common stock granted to the Named Executive Officers during fiscal 2006 and the potential realizable value at certain assumed rates of stock price appreciation for the option term. These assumed rates are in accordance with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

	Individual Grants				Potential Realizable
	Number of	% of Total			Value at Assumed
	Securities	Options/SARs*			Annual Rates of Stock
	Underlying	Granted to	Exercise		Price Appreciation for
	Options/SARs*	Employees in	or Base	Expiration	Option Term
Name	Granted(1)	Fiscal Year	Price ($/Sh)	Date	5% ($)	10% ($)

Matthew E. Massengill	—	—	—	—	—	—
Arif Shakeel	—	—	—	—	—	—
John F. Coyne	65,000	5.51	20.13	5/11/2016	822,877	2,085,332
	250,000	21.17	13.76	11/17/2015	2,163,398	5,482,474
Raymond M. Bukaty	—	—	—		—	—
Hossein M. Moghadam	14,017	1.19	23.97	2/16/2016	211,301	535,478
Stephen D. Milligan	—	—	—	—	—	—

*	We have not historically granted Stock Appreciation Rights.

(1)	All of these options to purchase shares of our common stock were granted under our 2004 Performance Incentive Plan and were granted at fair market value on the date of grant. Options become exercisable as to 25% of the total number of shares granted on the first anniversary of the grant date and 6.25% at the end of each three-month period thereafter, except that the option grant to Mr. Coyne covering 250,000 shares of our common stock vests in three equal annual installments beginning on the first anniversary of the grant date. All options have a term of 10 years, subject to earlier termination in connection with termination of employment. The Compensation Committee administers the 2004 Performance Incentive Plan and has broad discretion and authority to construe and interpret the plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth the option exercises by the Named Executive Officers in fiscal 2006, the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on June 30, 2006, and the aggregate gains that would have been realized had these options been exercised on June 30, 2006 even though these options were not exercised, and the unexercisable options could not have been exercised, on June 30, 2006.

			Number of Securities			Value of Unexercised
			Underlying Unexercised			In-the-Money
	Shares	Value	Options/SARs*			Options/SARs*
	Acquired on	Realized	At Fiscal Year End (#)			At Fiscal Year End ($)(2)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable		Exercisable	Unexercisable

Matthew E. Massengill	802,705	8,780,071	380,900	231,250		2,119,652	2,005,500
Arif Shakeel	237,500	2,798,140	40,625	156,250	(3)	318,500	1,321,250	(3)
John F. Coyne	52,494	597,190	66,252	375,935		224,224	2,127,474
Raymond M. Bukaty	70,200	1,246,364	138,439	69,561		1,330,921	613,179
Hossein M. Moghadam	60,312	396,502	28,188	73,079		355,653	599,467
Stephen D. Milligan	161,532	2,525,092	28,626	85,842		338,825	823,948

*	We have not historically granted Stock Appreciation Rights.

(1)	We determine this value based on the market value on the date of exercise of shares covered by the exercised options, less the option exercise price.

(2)	These amounts represent the difference between the exercise price of in-the-money options and the market price of our common stock on June 30, 2006, the last trading day of fiscal 2006. The closing price of our common stock on that day on the New York Stock Exchange was $19.81. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

(3)	These amounts include an aggregate of 43,750 shares of common stock subject to stock options granted to Mr. Shakeel that were cancelled October 31, 2006 pursuant to an amendment to our employment agreement with Mr. Shakeel.

Long-Term Incentive Plans — Awards in Last Fiscal Year

The following table sets forth the dollar value of a long-term cash award granted to each of Mr. Coyne and Dr. Moghadam during fiscal 2006. Each long-term cash award is subject to our 2004 Performance Incentive Plan and a separate award agreement.

	Number of	Performance or	Estimated Future Payouts Under
	Shares, Units	Other Period Until	Non-Stock Price-Based Plans(1)
	or Other	Maturation or	Threshold	Target	Maximum
Name	Rights (#)(1)	Payout	($)	($)	($)

John F. Coyne	—	7/01/06 - 6/27/08	—	600,000	1,200,000
Hossein M. Moghadam	—	12/31/05 - 6/29/07	—	150,000	300,000

(1)	The long-term cash award is valued at a target amount as determined by the administrator of our 2004 Performance Incentive Plan and will be payable in cash at the end of the applicable performance period based upon the achievement of one or more objective performance goals set forth in the applicable award agreement. No amount will be payable if minimum performance levels are not achieved and up to a maximum of 200% of the target cash award will be payable if performance exceeds the target level. In the event the recipient ceases to be employed by us or any of our subsidiaries before the end of the applicable performance period, the long-term cash award will terminate, except that in the event of a recipient’s death, a pro rata portion of the long-term cash award will be payable to the recipient’s legal representative as further provided in the applicable award agreement. If eligible, each recipient will be permitted to defer payment of the long-term cash award covered by his agreement pursuant to our Deferred Compensation Plan. In addition, subject to certain limitations, 100% of the target award amount (or such greater percentage as the Compensation Committee may deem appropriate in the circumstances) will become payable upon the occurrence of a change in control event.

Director Compensation

Director Fees.  Effective January 1, 2006, non-employee directors receive an annual retainer of $75,000 payable on January 1 of each year, or if they join the Board of Directors at a later date, they receive a proportion of the annual fee corresponding to the period for which they serve. Effective January 1, 2006, the chairman of the Audit Committee receives an additional annual retainer of $15,000 and each other member of the Audit Committee receives an additional annual retainer of $5,000. The chairmen of the Governance Committee and the Compensation Committee also each receive an additional annual retainer of $5,000. We provide these additional annual retainers for directors serving on the Audit Committee and for the chairmen of the Compensation and Governance Committees in recognition of the additional work required for such service. We also reimburse non-employee directors for reasonable out-of-pocket expenses incurred in attending each Board of Directors or committee meeting; however, beginning January 1, 2006, non-employee directors do not receive a separate fee for each Board of Directors or committee meeting they attend.

Prior to January 1, 2006, each non-employee director received an annual retainer of $40,000 payable in January. Each non-employee director also received compensation of $2,500 for each session during which he or she attended a Board of Directors meeting, $1,500 for any and all committee meetings attended, $1,250 for each Board of Directors meeting and $750 for each committee meeting held by telephone conference, plus reimbursement of reasonable out-of-pocket expenses incurred in attending each meeting. In addition, the chairman of each committee of the Board of Directors received an annual retainer of $5,000.

In addition, on August 5, 2005, the Board of Directors approved the payment of $2,500 per day (or time aggregating a full work day) for time spent by any independent director outside of Board of Directors or committee meetings assisting with specified succession planning matters, resulting in additional payments aggregating $32,500 to members of our Board of Directors during fiscal 2006.

Messrs. Massengill, Shakeel and Coyne, who are our employees, do not receive any additional compensation for their service on the Board of Directors or any Board of Directors committee.

Non-Employee Directors Stock-for-Fees Plan.  Under our Amended and Restated Non-Employee Directors Stock-for-Fees Plan, each non-employee director may elect prior to any calendar year to receive shares in lieu of any or all of (1) the annual retainer fee(s) otherwise payable to him or her in cash for that calendar year, and/or (2) for calendar years prior to 2006, the meeting attendance fees otherwise payable to him or her in cash for that calendar year. We determine the number of shares of common stock payable to a non-employee director under the Non-Employee Directors Stock-for-Fees Plan by dividing the amount of the cash fee the director would have otherwise received by the fair market value of the common stock on the date the cash fee would have been paid.

At the time of the election for a particular calendar year, we permit each non-employee director to defer between a minimum of $2,000 and a maximum of 100% of any cash or stock compensation to be paid to the director during that calendar year in accordance with our Deferred Compensation Plan. A deferral will not change the form (cash or shares) in which the fee is to be paid at the end of the deferral period. If a director has made an election pursuant to our Non-Employee Directors Stock-for-Fees Plan to defer common stock in lieu of annual retainer or meeting fees otherwise payable to the director, deferred stock units will be credited to the director’s deferred compensation account and such deferred stock units will carry no voting or dividend rights. For amounts deferred in cash pursuant to our Non-Employee Directors Stock-for-Fees Plan, each participant may elect one or more measurement funds to be used to determine additional amounts to be credited to his or her account balance, including certain mutual funds and a declared rate fund under which we credit interest at a fixed rate for each plan year. We set the fixed interest rate prior to the beginning of the plan year. The fixed interest rate was 5.25% for calendar year 2006, 5.50% for calendar year 2005, and 6.00% for calendar year 2004. Prior to January 1, 2006, pursuant to the Non-Employee Directors Stock-for-Fees Plan, we paid a 25% premium to each non-employee director who elected to defer annual retainer or meeting fees to be received in common stock. Effective January 1, 2006, the Board of Directors has eliminated the payment of this premium.

Non-employee directors have deferred the payment of annual retainer and/or meeting fees pursuant to our Non-Employee Directors Stock-for-Fees Plan and our Deferred Compensation Plan in the last three fiscal years as follows:

	2006 Deferred	2006 Cash	2005 Deferred	2005 Cash	2004 Deferred	2004 Cash
Non-Employee Director	Stock Units	Deferred	Stock Units(1)	Deferred(2)	Stock Units(1)	Deferred(2)

Peter D. Behrendt	—	$40,000	—	$—	2,120	$28,750
Kathleen A. Cote	—	—	—	17,250	4,000	41,688
Henry T. DeNero	—	—	—	—	—	—
William L. Kimsey	—	—	—	—	2,120	23,000
Michael Lambert	—	—	—	—	—	—
Roger H. Moore	—	—	1,912	—	7,376	—
Thomas E. Pardun	—	42,500	2,306	—	2,120	28,750

Total	—	$82,500	4,218	$17,250	17,736	$122,188

(1)	Includes a 25% premium, in the form of shares of our common stock, that each non-employee director received prior to January 1, 2006 under the Non-Employee Directors Stock-for-Fees Plan for any election to defer common stock received in lieu of annual retainer or meeting fees otherwise payable to the director. After December 31, 2005, deferrals of common stock received in lieu of annual retainer or meeting fees are ineligible for a premium payment.

(2)	Includes a 15% premium, in the form of cash, that each non-employee director received prior to January 1, 2005 under the Non-Employee Directors Stock-for-Fees Plan for any election to defer his or her annual retainer or meeting fees to be received in cash. After December 31, 2004, cash deferrals by non-employee directors are ineligible for a premium payment.

The aggregate number of shares of common stock issued to our non-employee directors pursuant to elections under the Non-Employee Directors Stock-for-Fees Plan in each of the last three fiscal years was: (1) 3,639 shares in fiscal 2006 that were previously deferred under the Deferred Compensation Plan, (2) 15,299 shares in fiscal 2005, which includes 13,454 shares of common stock previously deferred under the Deferred Compensation Plan, and (3) 3,392 shares in fiscal 2004. As of November 10, 2006, an aggregate of 161,162 shares representing deferred stock units were credited to deferred compensation accounts of our non-employee directors.

We are authorized to issue a maximum of 400,000 shares of our common stock under the Non-Employee Directors Stock-for-Fees Plan, subject to adjustments for stock splits and similar events. The Board of Directors has the power to suspend, discontinue or, subject to stockholder approval if required by applicable law or regulation, amend the Non-Employee Directors Stock-for-Fees Plan at any time.

Non-Employee Director Option Grant Program.  Pursuant to the Non-Employee Director Option Grant Program adopted by our Board of Directors under our 2004 Performance Incentive Plan, effective November 17, 2005, we grant each non-employee director upon initial election or appointment to the Board of Directors an option to purchase a number of shares of our common stock that produces an approximate value for the option grant (using a Black-Scholes valuation as of the time of grant) equal to $300,000 on the grant date. After a non-employee director joins the Board of Directors, immediately following each annual meeting of stockholders if he or she has been re-elected as a director at that annual meeting, the non-employee director will receive an option to purchase a number of shares of our common stock that produces an approximate value for the option grant (using a Black-Scholes valuation as of the time of grant) equal to $100,000 on the grant date. Prior to November 17, 2005, each newly elected or appointed non-employee director automatically received an option grant covering 75,000 shares of our common stock, and continuing non-employee directors automatically received an option grant covering 10,000 shares of our common stock immediately following each annual meeting of stockholders.

The per-share exercise price of all option grants under the Non-Employee Director Option Grant Program equals the fair market value of a share of our common stock on the date of grant, and the options vest over a period of four years, with 25% vesting on the first anniversary of the grant date and 6.25% vesting at the end of each three-month period thereafter. In addition, all option grants under the Non-Employee Director Option Grant Program will vest only if the optionee has remained a director for the entire period from the grant date to the vesting date, unless the director retired after four years of service, in which case all options immediately vest and shall be exercised by the director before the earlier of (i) three years after the director’s retirement or (ii) the expiration of the original term of the option, provided, in each case, the director has performed at least twelve months of service for us after the grant of the option and does not render services to any of our competitors. Shares of common stock that we may issue upon the exercise of stock options granted under the Non-Employee Director Option Grant Program are subject to the applicable share limits specified in our 2004 Performance Incentive Plan.

Non-Employee Director Restricted Stock Unit Grant Program.  Our Board of Directors has adopted a Non-Employee Director Restricted Stock Unit Grant Program under our 2004 Performance Incentive Plan pursuant to which we grant restricted stock units, or RSUs, to our non-employee directors. Pursuant to this program, effective as of January 1, 2006, we award non-employee directors a number of RSUs each January 1 equal in value (based on the fair market value of an equivalent number of shares of our common stock on the grant date) to $100,000. We award non-employee directors who are newly elected or appointed to the Board of Directors after January 1 of a given year a prorated award of RSUs for that year. Prior to calendar year 2006, we granted non-employee directors 2,100 RSUs each January 1 following adoption of the plan through calendar year 2004 and 4,527 RSUs through calendar year 2005.

All RSUs vest 100% on the third anniversary of the grant. However, if a director served as a director for at least 48 continuous months when such director ceases to be a director, all unvested RSUs vest immediately upon the director’s termination, provided that the director has performed at least twelve months of service for us after the grant of the RSU. If a director ceases to be a director for any reason (except removal) prior to meeting the eligibility requirements for accelerated vesting discussed above, then all of the unvested RSUs granted in the first twelve months prior to termination terminate without vesting, 1/3 of all unvested RSUs granted within the second twelve-month period prior to termination immediately vest and become payable, and 2/3 of all unvested RSUs granted within the third twelve-month period prior to termination immediately vest and become payable. These RSUs are generally paid in an equal number of shares of our common stock following the vesting date. If dividends are paid prior to the vesting and payment of the RSUs, the director is credited with additional RSUs as dividend equivalents that are subject to the same vesting requirements as the underlying RSUs. Shares of common stock issued in respect of the Non-Employee Director Restricted Stock Unit Grant Program are subject to the applicable share limits specified in our 2004 Performance Incentive Plan.

We also permit non-employee directors to defer receipt of RSUs payable under the Non-Employee Director Restricted Stock Unit Grant Program pursuant to our Deferred Compensation Plan.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Arrangements

Mr. Massengill.  On August 25, 2005, we entered into an Employment Agreement with Mr. Massengill pursuant to which he relinquished the role of Chief Executive Officer, effective October 1, 2005, and agreed to continue to serve as Chairman of our Board of Directors or in such other executive capacity as the Board of Directors may assign. Mr. Massengill’s duties as Chairman of the Board include offering assistance to Mr. Shakeel in his new position as Chief Executive Officer and coordinating investor communications.

In accordance with the agreement, Mr. Massengill will continue to receive base salary at his current annual rate of $800,000, his target annual bonus under our Incentive Compensation Plan is 100% of his base salary, and Mr. Massengill will be entitled to participate in our other benefit plans on terms consistent with those generally applicable to our other senior executives. We have cancelled Mr. Massengill’s outstanding stock options and shares of restricted stock, to the extent that such options and shares of restricted stock were scheduled to vest after July 31, 2007, pursuant to the agreement. Provided that Mr. Massengill remains employed by us through January 1, 2007, any of his outstanding stock options and any of his shares of restricted stock scheduled to vest after January 1, 2007 and on or before July 31, 2007 will accelerate and become vested on January 1, 2007. With respect to the accelerated options, Mr. Massengill will have until the later of (i) January 1, 2010, or (ii) the time the options would have otherwise expired or been terminated in accordance with the termination of employment rules otherwise applicable to the options (but in no event later than the expiration date of the options) to exercise the options. Also pursuant to the agreement, the entire performance share award granted to Mr. Massengill in January 2005 has been cancelled.

If we terminate Mr. Massengill’s employment other than for cause (as defined in the agreement) prior to January 1, 2007, Mr. Massengill will be entitled to (i) a lump sum cash payment equal to his base salary and target bonus for the period between the date his employment terminates and January 1, 2007, and (ii) accelerated vesting of any and all options and other equity-based awards then outstanding and not otherwise fully vested, but only to the extent such awards were otherwise scheduled to vest on or before July 31, 2007. The Employment Agreement with Mr. Massengill expires January 1, 2007, subject to certain termination provisions.

Mr. Shakeel.  On August 25, 2005, we also entered into an Employment Agreement with Mr. Shakeel pursuant to which he became President and Chief Executive Officer on October 1, 2005. We subsequently entered into an amendment to this agreement with Mr. Shakeel on October 31, 2006. In accordance with the agreement, as amended, Mr. Shakeel will serve as our President and Chief Executive Officer through January 1, 2007 and as a Special Advisor to the Chief Executive Officer from January 2, 2007 through June 29, 2007. During such period of employment, Mr. Shakeel’s annual base salary is $800,000, his target annual bonus under our Incentive Compensation Plan is 100% of his base salary, and Mr. Shakeel is entitled to participate in our other benefit plans on terms consistent with those generally applicable to our other senior executives. Pursuant to the agreement, Mr. Shakeel received an award of 1,250,000 shares of restricted stock on August 25, 2005. An aggregate of 500,000 shares subject to this award will vest on January 1, 2007. The remaining 750,000 shares subject to this award were scheduled to vest on January 1, 2008; however, in accordance with the amendment to Mr. Shakeel’s Employment Agreement, 90,800 shares subject to this award were cancelled on October 31, 2006 and the remaining 659,200 shares will instead now vest in full on June 29, 2007 subject to Mr. Shakeel’s employment on that date.

In addition, pursuant to the agreement, we have cancelled Mr. Shakeel’s outstanding stock options and shares of restricted stock effective August 25, 2005 to the extent that such options and shares of restricted stock were scheduled to vest after December 31, 2007, as well as the entire performance share award granted to Mr. Shakeel in January 2005. In accordance with the amendment to Mr. Shakeel’s Employment Agreement, on October 31, 2006, we also cancelled an aggregate of 43,750 shares subject to stock options previously granted to Mr. Shakeel that were scheduled to vest after June 29, 2007 and before January 1, 2008.

If we terminate Mr. Shakeel’s employment other than for cause (as defined in the agreement) prior to June 29, 2007, Mr. Shakeel will be entitled to (i) a lump sum cash payment equal to his base salary and target bonus for the period between the date his employment terminates and June 29, 2007, and (ii) accelerated vesting of any and all options and other equity-based awards then outstanding and not otherwise fully vested, but only to the extent such awards were otherwise scheduled to vest before June 29, 2007. The Employment Agreement with Mr. Shakeel, as amended, expires June 29, 2007, subject to certain termination provisions.

Mr. Coyne.  On October 31, 2006, we entered into an Employment Agreement with Mr. Coyne pursuant to which he will be become Chief Executive Officer while also retaining his current title as President. In accordance with the agreement, effective January 2, 2007, Mr. Coyne’s annual base salary will increase to $800,000, his target annual bonus under our Incentive Compensation Plan will increase to 100% of his base salary and he will be entitled to participate in our other benefit plans on terms consistent with those generally applicable to our other senior executives.

Pursuant to the agreement, Mr. Coyne also received two long-term performance cash awards, each that provide for a cash bonus opportunity with a target amount of $1,000,000. One cash award corresponds to the performance period July 1, 2006 through June 29, 2007 and the other cash award corresponds to the performance period July 1, 2006 through June 27, 2008. The performance cash awards are each subject to performance objectives determined by our Compensation Committee. In addition, each year during Mr. Coyne’s employment as President and Chief Executive Officer commencing after the first day of fiscal year 2008, Mr. Coyne will be eligible for and will receive a performance cash award with a target amount of no less than $2,000,000. Each such performance cash award will be based on a 24-month performance cycle.

Subject to Mr. Coyne’s employment as President and Chief Executive Officer on January 31, 2007, the agreement also provides that Mr. Coyne will receive 1,100,000 restricted stock units under our 2004 Performance Incentive Plan on January 31, 2007. Subject to Mr. Coyne’s employment by us, these units will vest and become payable as follows: 110,000 on January 1, 2008, 110,000 on January 1, 2009, 330,000 on January 1, 2010, 110,000 on January 1, 2011 and 440,000 on January 1, 2012. Also on January 31, 2007, Mr. Coyne will receive a stock option under our 2004 Performance Incentive Plan to purchase 120,000 shares of our common stock (subject to proportionate and equitable adjustments for stock splits and similar changes in capitalization). The exercise price per share of the option will equal the fair market value of a share of our common stock on the grant date of the option. If we are in a trading blackout period on January 31, 2007 pursuant to our policies on trading company securities applicable to executive officers generally, our Compensation Committee may, in its discretion, delay the effective date of grant of either or both of the restricted stock unit award or the stock option until after the blackout period ends, in which case the grant of these awards will be made effective by approval of our Compensation Committee promptly following the end of the blackout period (and the date of the option will be the date of this approval).

In addition, pursuant to the agreement, in each of our four fiscal years commencing with fiscal year 2008, Mr. Coyne will receive a stock option to purchase shares of our common stock. The number of shares subject to these stock options will be determined in the good faith discretion of our Compensation Committee based on Mr. Coyne’s individual performance, our performance and market benchmark comparisons of compensation data for chief executive officers against both peer group and general industry survey data.

If we terminate Mr. Coyne’s employment prior to January 1, 2012 other than for cause (as defined in the agreement) or Mr. Coyne’s death or disability, Mr. Coyne will be entitled to the Tier 1 benefits under our Executive Severance Plan or, if applicable, the benefits under our Amended and Restated Change of Control Severance Plan and payment of certain other accrued obligations, including annual base salary and vacation accrued through Mr. Coyne’s termination date.

In the event Mr. Coyne remains employed by us as President and Chief Executive Officer through January 1, 2012, then upon Mr. Coyne’s termination for any reason other than cause, all stock options granted to Mr. Coyne during the term of his employment agreement will become fully vested and Mr. Coyne will have three years to exercise the options, subject to their earlier expiration. In addition, Mr. Coyne will be eligible to receive payout following the end of each performance period subject to any outstanding performance cash award on a pro-rata basis based on the period of

Mr. Coyne’s employment by us during the applicable performance period. The Employment Agreement with Mr. Coyne expires January 1, 2012, subject to certain termination provisions.

Long-Term Retention Agreements

Mr. Massengill and Mr. Shakeel.  We entered into Amended and Restated Long-Term Retention Agreements with each of Mr. Massengill and Mr. Shakeel, effective December 20, 2002, amending and restating prior long-term retention agreements with each of them. The Long-Term Retention Agreements were intended to add incentives for the executives to advance our long-term interests. Pursuant to the Long-Term Retention Agreements, our Board of Directors granted Mr. Massengill and Mr. Shakeel 1.4 million and 1.0 million “share units,” respectively, subject to certain adjustment, vesting, forfeiture and repayment provisions. The share units vested in three installments: 25% vested on July 1, 2003, 30% vested on July 1, 2004 and 45% vested on July 1, 2005. Within fifteen days of each vesting period, we paid each executive a cash amount equal to the product of the number of share units that vested and the average closing price of our common stock for the preceding forty-five day period, but in no event more than $9.22 per share unit. The “share units” granted to each of the executives have fully vested and, therefore, no further payments will be made to Mr. Massengill or Mr. Shakeel pursuant to these agreements. We have further detailed the amounts paid to each executive under “Executive Compensation — Summary Compensation Table” on page 80.

Mr. Coyne and Dr. Moghadam.  Effective as of September 21, 2004, we entered into Long-Term Retention Agreements with each of Mr. Coyne and Dr. Moghadam for the purpose of giving each of them an added incentive to advance our interests. Pursuant to these agreements, Mr. Coyne received a cash award in the amount of $300,000 and Dr. Moghadam received a cash award in the amount of $450,000. Each award vested and became payable 25% on September 1, 2005 and 30% on September 1, 2006 and the remaining 45% will vest and become payable on September 1, 2007, subject to each executive’s continued employment with us. In the event of certain corporate changes (as described in the agreements and including our liquidation or a merger, reorganization or consolidation with another company in which we are not the surviving corporation and the surviving corporation does not assume the award or agree to issue a substitute award in its place) or certain terminations of the executive’s termination of employment upon a change of control (as defined in the agreement), any unvested portion of the cash award will vest in full and be payable to the executive. Further, in the event that the executive’s employment with us terminates due to his death, the next installment of the cash award scheduled to vest will immediately vest and become payable and all other unvested portions of the cash award will be forfeited.

Executive Severance Plan

On February 16, 2006, our Board of Directors adopted an Executive Severance Plan. Participants in the Executive Severance Plan include certain of our senior management who are not otherwise currently party to a written employment agreement (other than an agreement providing for at-will employment and for no specified term) and who our Board of Directors or Compensation Committee has designated as a Tier 1 Executive, Tier 2 Executive or Tier 3 Executive. The Compensation Committee has designated each of Mr. Coyne, Mr. Bukaty, Dr. Moghadam and Mr. Milligan as Tier 1 Executives under the Executive Severance Plan. Mr. Massengill and Mr. Shakeel are not eligible to participate in the Executive Severance Plan.

The Executive Severance Plan provides that a participant will receive the following severance benefits in the event of termination of employment without cause (as defined in the Executive Severance Plan):

(1) a lump sum severance payment equal to the participant’s monthly base salary minus applicable taxes over a number of months ranging from 12 months to 24 months depending upon the participant’s status as a Tier 1, Tier 2 or Tier 3 Executive;

(2) a lump sum pro-rata bonus payment minus applicable taxes under our bonus program for the bonus cycle in which the participant’s termination date occurs (determined based on the number of days in the applicable bonus cycle during which the participant was employed (not to exceed six months) and assuming we meet 100% of the performance target(s) subject to the bonus award regardless of actual funding by us);

(3) acceleration of the vesting of the participant’s then outstanding stock options and restricted stock or stock unit awards that are subject to time-based vesting requirements to the extent such stock options and restricted stock or stock units awards would have vested and become exercisable or payable, as applicable, if the participant had remained employed for an additional six months;

(4) outplacement services provided by a vendor chosen by us and at our expense for 12 months following the participant’s termination of employment; and

(5) payment by us of applicable COBRA premium payments following expiration of the participant’s company-provided medical, dental and/or vision coverage existing as of the participant’s termination date for a number of months ranging from 12 months to 24 months depending upon the participant’s status as a Tier 1, Tier 2 or Tier 3 Executive, unless and until the participant otherwise becomes eligible for equivalent coverage under another employer’s plan.

Payment of severance benefits under the Executive Severance Plan is conditioned upon the participant’s execution of a valid and effective release. In addition, no participant is entitled to a duplication of benefits under the Executive Severance Plan or any other severance plan of ours or our subsidiaries.

Change of Control Severance Plan

Effective March 29, 2001, our Board of Directors adopted a Change of Control Severance Plan covering certain of our executives and our subsidiaries’ executives, including each of the currently employed Named Executive Officers. The Change of Control Severance Plan provides for payment of severance benefits to each participating executive officer in the event of termination of his or her employment in connection with a change of control of Western Digital. The plan provides for two levels of severance benefits. The severance benefits are payable if we or our subsidiaries terminate the employment of the executive officer without cause or the employee voluntarily terminates his or her employment for good reason (generally consisting of adverse changes in responsibilities, compensation, benefits or location of work place, or breach of the plan by us or any successor) within one year after a change of control or prior to and in connection with, or in anticipation of, such a change. The plan was amended in February 2006 to extend its term until March 29, 2011.

For each of the Named Executive Officers and certain other officers subject to Section 16 of the Securities Exchange Act, the severance benefits generally consist of the following:

(1) a lump sum payment equal to two times the officer’s annual base compensation plus the target bonus as in effect immediately prior to the change in control or as in effect on the date of notice of termination of the executive officer’s employment with us, whichever is higher;

(2) 100% vesting of any unvested stock options granted to the officer by us;

(3) extension of the period during which the officer may exercise his or her stock options to the longer of (a) 90 days after the date of termination of his or her employment and (b) the period specified in the plan or agreement governing the options;

(4) continuation for a period of 24 months of the same or equivalent life, health, hospitalization, dental and disability insurance coverage and other employee insurance or welfare benefits, including equivalent coverage for the officer’s spouse and dependent children, and a car allowance equal to what the officer was receiving immediately prior to the change in control, or a lump sum payment equal to the cost of obtaining coverage for 24 months if the officer is ineligible to be covered under the terms of our insurance and welfare benefit plans;

(5) a lump sum payment equal to the amount of in-lieu payments that the officer would have been entitled to receive during the 24 months after termination of his or her employment if prior to the change in control, the officer was receiving any cash-in-lieu payments designed to enable the officer to obtain insurance coverage of his or her choosing; and

(6) acceleration of all awards granted to the officer under our Executive Retention Plan adopted in 1998 or any similar plan.

Any health and welfare benefits will be reduced to the extent of the receipt of substantially equivalent coverage by the officer from any successor employer. Generally, the benefits will be increased to the extent the officer has to pay taxes associated with “excess parachute payments” under the Internal Revenue Code, such that the net amount received by the officer is equal to the total payments he or she would have received had the tax not been incurred.

Stock Incentive Plans and Deferred Compensation Plan

Subject to certain conditions or restrictions as described in our stock incentive plans, these stock incentive plans generally provide for the acceleration of the vesting of awards granted thereunder in the event of certain change of control events described in the plans. In these circumstances, each option may become immediately exercisable and each restricted stock or stock unit award may immediately vest. Further, under our Deferred Compensation Plan, in the event of certain change of control events described in the plan, contribution and deferral amounts will immediately vest (to the extent unvested) and will become payable to the participants as provided in the plan.

Broad-Based Stock Incentive Plan

On September 30, 1999, our Board of Directors approved the Broad-Based Stock Incentive Plan under which options to purchase 2,578,753 shares of our common stock were outstanding as of June 30, 2006 and 220,956 shares of restricted stock remained unvested as of June 30, 2006. This plan was intended to qualify as “broadly-based” under the New York Stock Exchange stockholder approval policy at the time of its adoption and was not submitted to our stockholders for approval. Following approval of the 2004 Performance Incentive Plan by our stockholders in November 2004, no new awards are permitted under the Broad-Based Incentive Plan after such date and, therefore, no shares remain available for grant under the plan.

None of the stock options that we granted under the plan are incentive stock options under Section 422 of the Internal Revenue Code and the term of each outstanding option granted under the plan will not exceed ten years from the date of its grant. All unvested shares of restricted common stock that we awarded under the plan are subject to time-based vesting requirements. All of such shares of restricted stock will vest on or before September 21, 2008 unless such shares are earlier forfeited as required by the plan or by an agreement evidencing the award made under the plan.

The Compensation Committee of our Board of Directors administers the Broad-Based Stock Incentive Plan. The committee has broad discretionary authority to construe and interpret the plan. The committee may in its discretion provide financing to a participant in a principal amount sufficient to pay the purchase price of any award and/or to pay the amount of taxes required by law to be withheld with respect to any award. Any such loan must be subject to all applicable legal requirements and restrictions pertinent thereto. Further, the committee may, through the terms of the award or otherwise, provide for lapse of restrictions on an option or restricted stock award, either immediately upon a change of control of Western Digital (as defined in the plan), or upon termination of the eligible employee’s employment within 24 months following a change of control. The committee may also provide for the exercise, payment or lapse of restrictions on an award that is only effective if no provision is made in the change of control transaction.

The Board of Directors or the Compensation Committee, subject to rules of the New York Stock Exchange requiring stockholder approval, may amend, alter or discontinue agreements evidencing an award made under the plan. These amendments may include: (i) reducing the exercise price of outstanding options; or (ii) after the date of a change of control, impairing the rights of any award holder, without such holder’s consent, under any award granted prior to the date of any change of control. No award, or any interest in an award may be transferred in any manner, other than by will or the laws of descent and distribution, unless the agreement evidencing an award expressly states that it is transferable.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the Compensation Committee consisted of Messrs. Behrendt, Lambert and Moore. All members of the Compensation Committee during fiscal 2006 were independent directors and none of them were our employees or former employees or had any relationship with us requiring disclosure under rules of the Securities Exchange Commission requiring disclosure of certain relationships and related party transactions. There are no Compensation Committee interlocks between us and other entities in which one of our executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership by Principal Stockholders and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of November 10, 2006, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each director and each nominee for election as a member of our Board of Directors, (3) each of the executive officers named in the Summary Compensation Table below, and (4) all current directors and executive officers as a group. This table is based on information supplied to us by our executive officers, directors and principal stockholders or included in a Schedule 13G filed with the Securities and Exchange Commission.

	Amount and
	Nature of
	Beneficial	Percent of
Beneficial Owner	Ownership(1)	Class(2)

Greater than 5% Stockholders:
Barclays Global Investors, NA., and certain affiliates	22,089,179	10.0%
45 Fremont Street, San Francisco, CA 94105(3)
Goldman Sachs Asset Management, L.P.	20,424,813	9.2%
32 Old Slip, New York, NY 10005(4)
FMR Corp.	17,850,940	8.1%
82 Devonshire Street, Boston, MA 02109(5)
LSV Asset Management	11,295,428	5.1%
1 N. Wacker Drive, Suite 4000, Chicago, IL 60606(6)
Mellon Financial Corporation	11,117,862	5.0%
One Mellon Center, Pittsburgh, Pennsylvania 15258(7)
Directors:
Peter D. Behrendt(8)(9)	93,645	*
Kathleen A. Cote(8)	25,625	*
Henry T. DeNero(8)	49,166	*
William L. Kimsey(8)	26,875	*
Michael D. Lambert(8)	57,125	*
Roger H. Moore(8)	45,625	*
Thomas E. Pardun(8)(10)	65,625	*
Executive Officers:
Matthew E. Massengill(11)(12)	1,171,608	*
Arif Shakeel(11)(12)	1,597,381	*
John F. Coyne(11)(12)	504,971	*
Raymond M. Bukaty(12)	332,267	*
Stephen D. Milligan(12)	291,139	*
Hossein M. Moghadam(12)	141,056	*
All Directors and Executive Officers as a group (13 persons)(13)	4,402,108	2.0%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	We determine beneficial ownership in accordance with the rules of the Securities and Exchange Commission. We deem shares subject to options currently exercisable or exercisable within 60 days after November 10, 2006 outstanding for computing the share amount and the percentage ownership of the person holding such stock options, but we do not deem them outstanding for purposes of computing the percentage ownership of any other person.

(2)	Except as otherwise noted below, we determine applicable percentage ownership on 221,664,618 shares of our common stock outstanding as of November 10, 2006.

(3)	Beneficial and percentage ownership information is based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on October 10, 2006 by Barclays Global Investors, NA., and certain affiliates.

(4)	Beneficial and percentage ownership information is based on information contained in Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 3, 2006 by Goldman Sachs Asset Management, L.P.

(5)	We determine beneficial and percentage ownership information on information contained in Amendment No. 4 to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by FMR Corp. and Edward C. Johnson III. According to the schedule, Fidelity Management & Research Company (a wholly owned subsidiary of FMR Corp.) beneficially owns 16,041,310 shares, representing 7.2% of our outstanding common stock. The schedule also discloses that members of Mr. Johnson’s family are the predominant owners of Class B shares of FMR Corp., representing 49% of the voting power of FMR Corp., and all Class B shareholders have entered into a shareholders’ agreement under which their shares will be voted in accordance with the majority vote of Class B shares. As such, members of Mr. Johnson’s family may be deemed to be members of a controlling group with respect to FMR Corp. Additionally, the schedule discloses that a partnership controlled predominantly by members of Mr. Johnson’s family has the power to vote approximately 38% of the total voting stock of Fidelity International Limited, or FIL. FMR Corp. and FIL are of the view, however, that they are not acting as a group and that they are not otherwise required to attribute beneficial ownership of our common stock to one another.

(6)	Beneficial and percentage ownership information on information is based contained in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2006 by LSV Asset Management.

(7)	Beneficial and percentage ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2006 by Mellon Financial Corporation.

(8)	Includes shares of our common stock that may be acquired within 60 days after November 10, 2006 through the exercise of stock options as follows: Mr. Behrendt (68,125), Ms. Cote (25,625), Mr. DeNero (45,625), Mr. Kimsey (26,875), Mr. Lambert (50,625), Mr. Moore (45,625), and Mr. Pardun (60,625). Does not include shares representing deferred stock units credited to accounts in our Deferred Compensation Plan as of November 10, 2006, as to which participants currently have no voting or investment power, as follows: Mr. Behrendt (2,120), Ms. Cote (31,309), Mr. DeNero (45,487), Mr. Kimsey (4,828), Mr. Moore (57,567), and Mr. Pardun (19,851).

(9)	Includes 750 shares of our common stock held by Mr. Behrendt’s children.

(10)	Includes 5,000 shares of our common stock held in a family trust.

(11)	Messrs. Massengill, Shakeel and Coyne are also members of our Board of Directors.

(12)	Includes shares of our common stock that may be acquired within 60 days after November 10, 2006 through the exercise of stock options as follows: Mr. Massengill (612,150), Mr. Shakeel (96,875), Mr. Coyne (128,021), Mr. Bukaty (156,314), Mr. Milligan (58,782) and Dr. Moghadam (46,375).

(13)	Includes 1,421,642 shares of our common stock that may be acquired within 60 days after November 10, 2006 through the exercise of stock options by our directors and each of our executive officers. Does not include 161,162 shares of our common stock representing deferred stock units as described in footnote 8 above.

Equity Compensation Plan Information

The following table gives information with respect to our equity compensation plans as of June 30, 2006, which plans were as follows: Non-Employee Directors Stock-for-Fees Plan, 2004 Performance Incentive Plan, Employee Stock Option Plan, Broad-Based Stock Incentive Plan, Stock Option Plan for Non-Employee Directors and 2005 Employee Stock Purchase Plan. With the exception of the Broad-Based Stock Incentive Plan, these plans have each been approved by our stockholders. Following expiration of the Employee Stock Option Plan on November 10, 2004 and approval of the 2004 Performance Incentive Plan by our stockholders on November 18, 2004, no new awards are permitted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors.

	(a)		(b)		(c)
					Number of Securities
					Remaining Available for
	Number of Securities to be		Weighted-Average		Future Issuance Under
	Issued Upon Exercise of		Exercise Price of		Equity Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column(a))

Equity compensation plans approved by security holders	10,002,156	(1)	$12.1823	(2)	18,865,108	(3)
Equity compensation plans not approved by security holders	2,578,753	(4)	4.8123		—

Total	12,580,909		$10.6520		18,865,108

(1)	Of these shares, as of June 30, 2006, 2,581,540 were subject to stock options outstanding under the 2004 Performance Incentive Plan, 6,951,017 were subject to stock options outstanding under the Employee Stock Option Plan, 308,437 were subject to stock options outstanding under the Stock Option Plan for Non-Employee Directors, and 161,162 were subject to deferred stock units credited under the Non-Employee Directors Stock-for-Fees Plan that will be paid in an equivalent number of shares. In addition, this amount does not include an aggregate of 3,340,920 shares of restricted stock and restricted stock unit awards that were unvested as of June 30, 2006 under the 2004 Performance Incentive Plan and will vest through September 30, 2009.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of deferred stock units credited under the Non-Employee Directors Stock-for-Fees Plan.

(3)	Of these shares, as of June 30, 2006, 14,244,266 remained available for future issuance under the 2004 Performance Incentive Plan, 150,218 remained available for future issuance under the Non-Employee Directors Stock-for-Fees Plan and 4,470,624 remained available for future issuance under the 2005 Employee Stock Purchase Plan.

(4)	Does not include an aggregate of 220,956 shares of restricted stock outstanding and unvested as of June 30, 2006 under the Broad-Based Stock Incentive Plan that will vest through September 21, 2008.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The accounting firm of KPMG LLP, certified public accountants, has served as our independent accountants since our incorporation in 1970. The Audit Committee of the Board of Directors has again appointed KPMG to serve as our independent accountants for the fiscal year ending June 29, 2007.

Following are the fees paid by us to KPMG for the fiscal years ended June 30, 2006 and July 1, 2005:

Description of Professional Service	2006	2005

Audit Fees — professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Qs	$1,852,000	$1,532,000
Audit-Related Fees — assurance and related services reasonably related to the performance of the audit or review of our financial statements(1)	41,000	98,000
Tax Fees — professional services rendered for tax compliance, tax advice and tax planning(2)	291,000	262,000
All Other Fees — None	—	—

(1)	Audit-Related Fees billed in fiscal 2006 and fiscal 2005 consisted of audits of our distributors, accounting assistance to our subsidiaries, and audits performed in connection with the Western Digital Corporation 401(k) Plan.

(2)	Tax Fees in fiscal 2006 and fiscal 2005 consisted of tax compliance assistance and related services and transfer pricing review.

The Audit Committee has adopted a policy regarding the pre-approval of audit and non-audit services to be provided by our independent accountants. The policy requires that KPMG LLP seek pre-approval by the Audit Committee of all audit and permissible non-audit services by providing a description of the services to be performed and specific fee estimates for each such service. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and permissible non-audit services and associated fees up to a maximum for any one audit-related or non-audit service of US$50,000, provided that the Chairman shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting for ratification. One-hundred percent (100%) of the Audit-Related Fees and Tax Fees billed by KPMG during fiscal 2006 and fiscal 2005 were approved by the Audit Committee pursuant to regulations of the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Annual Report on Form 10-K.

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related Notes.

Separate financial statements have been omitted as we are primarily an operating company and our subsidiaries are wholly or majority owned and do not have minority equity interests and/or indebtedness to any person other than us in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end consolidated balance sheet.

(3) Exhibits

The following exhibits are filed herewith or are incorporated by reference, as specified below, from exhibits previously filed with the Securities and Exchange Commission. We shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon written request to our Secretary at our principal executive offices.

Exhibit
Number		Description

2.1		Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read Rite Holding Company(14)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(26)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006(29)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(7)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(7)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005(25)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(29)*
10	.1.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(18)*
10	.1.3	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†
10	.1.4	Form of Notice of Grant of Performance Share Awards and Performance Share Award Agreement under the Western Digital Corporation 2004 Performance Incentive Plan(20)*
10	.1.5	Form of Notice of Stock Option Grant and Stock Option Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*

Exhibit
Number		Description

10	.1.6	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(18)*
10	.1.7	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(27)*
10	.1.8	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(27)*
10	.1.9	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(27)*
10	.1.10	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(27)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(3)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(8)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(22)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(5)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(8)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(22)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(8)
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(8)
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, effective as of November 17, 2005(25)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 17, 2005(26)
10.7		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 9, 2006†
10.8		Western Digital Corporation Incentive Compensation Plan(9)*
10.9		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.10		Amended and Restated Deferred Compensation Plan, effective March 28, 2003(13)*
10.11		Amended and Restated Executive Bonus Plan, effective March 28, 2003(13)*
10.12		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(10)*
10	.12.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(12)*
10	.12.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005(28)*
10	.12.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006(28)*
10.13		Western Digital Corporation Executive Retention Plan(2)*
10.14		Employment Agreement, dated as of August 25, 2005 between Western Digital Corporation and Matthew E. Massengill(23)*
10.15		Employment Agreement dated as of August 25, 2005, between Western Digital Corporation and Arif Shakeel(21)*
10	.15.1	Amendment to Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and Arif Shakeel(30)
10.16		Long-Term Retention Agreement — Cash, between Western Digital Corporation and Hossein M. Moghadam, dated as of September 21, 2004(22)*

Exhibit
Number		Description

10	.16.1	Letter Agreement, dated February 16, 2006, between Western Digital Corporation and Hossein M. Moghadam(28)*
10.17		Letter agreement, dated September 10, 2004, by and between Western Digital Technologies, Inc. and Stephen D. Milligan(17)*
10	.17.1	Letter agreement, dated February 16, 2006, by and between Western Digital Corporation and Stephen D. Milligan(28)*
10.18		Letter Agreement, dated May 25, 2005, between Western Digital Corporation and John F. Coyne(25)*
10	.18.1	Letter Agreement, dated November 17, 2005, between Western Digital Corporation and John F. Coyne(26)*
10	.18.2	Long-Term Retention Agreement — Cash, between Western Digital Corporation and John F. Coyne, dated as of September 21, 2004†
10	.18.3	Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(30)
10	.18.4	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(30)
10	.18.5	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(30)
10.19		Letter Agreement, dated February 16, 2006, between Western Digital Corporation and Raymond M. Bukaty(28)*
10.20		Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(4)*
10	.20.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(8)*
10.21		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of February 16, 2006(27)*
10.22		Western Digital Corporation Executive Severance Plan, effective February 16, 2006(27)*
10.23		Form of Indemnity Agreement for Directors of Western Digital Corporation(11)
10.24		Form of Indemnity Agreement for Officers of Western Digital Corporation(11)
10.25		Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation(17)
10	.25.1	First Amendment to Sublease, dated as of September 28, 2005, by and between Advanced Logic Research, Inc. and Western Digital Technologies, Inc.(24)
10.26		Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(6)
10.27		Standard Industrial/Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(16)
10.28		Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/Edenvale Associates and Western Digital Corporation(16)
10	.28.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(20)
10	.28.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(20)
10	.28.3	Fourth Amendment to Lease, dated as of December 21, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(26)
10.29		Volume Purchase Agreement, dated as of June 6, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(22)§
10	.29.1	Amendment No. 1 to Volume Purchase Agreement, dated as of July 22, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(22)§
10	.29.2	Amendment No. 2 to Volume Purchase Agreement, dated as of November 29, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(26)§

Exhibit
Number		Description

10	.29.3	Amendment No. 3 to Volume Purchase Agreement, dated as of January 31, 2006, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(26)§
10.30		Supply Agreement, dated as of August 17, 2005, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(22)§
10	.30.1	Amendment No. 1 to Supply Agreement, dated as of July 16, 2006, by and between Showa Denko K.K. and Western Digital Technologies, Inc.†§
10.31		Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.(13)(15)
10.32		Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(19)§
10	.32.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 2004, among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.(22)
10	.32.2	Second Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.(22)
10	.32.3	Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A(24)
10	.32.4	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A†
10	.32.5	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 25, 2006, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A†§
10.33		Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(8)
10.34		Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(17)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 7, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2003.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003.

(15)	Subject to confidentiality order dated September 5, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 23, 2003.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2004.

(19)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 12, 2005.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 26, 2005.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2005.

(23)	Incorporated by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on October 26, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 9, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2005.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 22, 2006.

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ Stephen D. Milligan
Stephen D. Milligan
Senior Vice President and Chief Financial Officer

Dated: November 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arif Shakeel Arif Shakeel	Chief Executive Officer (Principal Executive Officer), Director	November 17, 2006

/s/ John F. Coyne John F. Coyne	President, Chief Operating Officer, Director	November 17, 2006

/s/ Stephen D. Milligan Stephen D. Milligan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 17, 2006

/s/ Joseph R. Carrillo Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)	November 17, 2006

/s/ Matthew E. Massengill Matthew E. Massengill	Chairman of the Board	November 17, 2006

/s/ Peter D. Behrendt Peter D. Behrendt	Director	November 17, 2006

/s/ Kathleen A. Cote Kathleen A. Cote	Director	November 17, 2006

/s/ Henry T. DeNero Henry T. DeNero	Director	November 17, 2006

/s/ William L. Kimsey William L. Kimsey	Director	November 17, 2006

/s/ Michael D. Lambert Michael D. Lambert	Director	November 17, 2006

/s/ Roger H. Moore Roger H. Moore	Director	November 17, 2006

/s/ Thomas E. Pardun Thomas E. Pardun	Director	November 17, 2006

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Asset Purchase Agreement between Chapter 7 Trustee for the Bankruptcy Estate of Read-Rite Corporation and RR (US) Acquisition Corporation, dated July 24, 2003, including Option Agreements to purchase all of the outstanding capital stock of Read-Rite International, Sunward Technologies International, and Read Rite Holding Company(14)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(26)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006(29)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(7)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(7)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005(25)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(29)*
10	.1.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(18)*
10	.1.3	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(28)†
10	.1.4	Form of Notice of Grant of Performance Share Awards and Performance Share Award Agreement under the Western Digital Corporation 2004 Performance Incentive Plan(20)*
10	.1.5	Form of Notice of Stock Option Grant and Stock Option Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*
10	.1.6	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(18)*
10	.1.7	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(27)*
10	.1.8	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(27)*
10	.1.9	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(27)*
10	.1.10	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(27)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(3)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(8)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(22)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(5)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(8)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(22)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(8)

Exhibit
Number		Description

10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(8)
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, effective as of November 17, 2005(25)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 17, 2005(26)
10.7		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 9, 2006†
10.8		Western Digital Corporation Incentive Compensation Plan(9)*
10.9		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.10		Amended and Restated Deferred Compensation Plan, effective March 28, 2003(13)*
10.11		Amended and Restated Executive Bonus Plan, effective March 28, 2003(13)*
10.12		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(10)*
10	.12.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(12)*
10	.12.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005(28)*
10	.12.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006(28)*
10.13		Western Digital Corporation Executive Retention Plan(2)*
10.14		Employment Agreement, dated as of August 25, 2005 between Western Digital Corporation and Matthew E. Massengill(23)*
10.15		Employment Agreement dated as of August 25, 2005, between Western Digital Corporation and Arif Shakeel(21)*
10	.15.1	Amendment to Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and Arif Shakeel(30)
10.16		Long-Term Retention Agreement — Cash, between Western Digital Corporation and Hossein M. Moghadam, dated as of September 21, 2004(22)*
10	.16.1	Letter Agreement, dated February 16, 2006, between Western Digital Corporation and Hossein M. Moghadam(28)*
10.17		Letter agreement, dated September 10, 2004, by and between Western Digital Technologies, Inc. and Stephen D. Milligan(17)*
10	.17.1	Letter agreement, dated February 16, 2006, by and between Western Digital Corporation and Stephen D. Milligan(28)*
10.18		Letter Agreement, dated May 25, 2005, between Western Digital Corporation and John F. Coyne(25)*
10	.18.1	Letter Agreement, dated November 17, 2005, between Western Digital Corporation and John F. Coyne(26)*
10	.18.2	Long-Term Retention Agreement — Cash, between Western Digital Corporation and John F. Coyne, dated as of September 21, 2004†
10	.18.3	Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(30)
10	.18.4	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(30)
10	.18.5	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(30)
10.19		Letter Agreement, dated February 16, 2006, between Western Digital Corporation and Raymond M. Bukaty(28)*
10.20		Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, effective December 1, 1999(4)*
10	.20.1	First Amendment to the Western Digital Corporation 1999 Employee Severance Plan for U.S. Employees, dated April 6, 2001(8)*
10.21		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of February 16, 2006(27)*

Exhibit
Number		Description

10.22		Western Digital Corporation Executive Severance Plan, effective February 16, 2006(27)*
10.23		Form of Indemnity Agreement for Directors of Western Digital Corporation(11)
10.24		Form of Indemnity Agreement for Officers of Western Digital Corporation(11)
10.25		Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation(17)
10	.25.1	First Amendment to Sublease, dated as of September 28, 2005, by and between Advanced Logic Research, Inc. and Western Digital Technologies, Inc.(24)
10.26		Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(6)
10.27		Standard Industrial/Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(16)
10.28		Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/Edenvale Associates and Western Digital Corporation(16)
10	.28.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(20)
10	.28.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(20)
10	.28.3	Fourth Amendment to Lease, dated as of December 21, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(26)
10.29		Volume Purchase Agreement, dated as of June 6, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(22)§
10	.29.1	Amendment No. 1 to Volume Purchase Agreement, dated as of July 22, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(22)§
10	.29.2	Amendment No. 2 to Volume Purchase Agreement, dated as of November 29, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(26)§
10	.29.3	Amendment No. 3 to Volume Purchase Agreement, dated as of January 31, 2006, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(26)§
10.30		Supply Agreement, dated as of August 17, 2005, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(22)§
10	.30.1	Amendment No. 1 to Supply Agreement, dated as of July 16, 2006, by and between Showa Denko K.K. and Western Digital Technologies, Inc.†§
10.31		Supply Agreement for the Fabrication and Purchase of Semiconductor Products, dated June 13, 2002, among Marvell Semiconductor, Inc., Marvell Asia Pte. Ltd. and Western Digital Technologies, Inc.(13)(15)
10.32		Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(19)§
10	.32.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 2004, among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.(22)
10	.32.2	Second Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.(22)
10	.32.3	Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A(24)
10	.32.4	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A†
10	.32.5	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 25, 2006, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A†§

Exhibit
Number	Description

10.33	Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(8)
10.34	Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(17)
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 10, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 1999.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 14, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 15, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on April 6, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 27, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 7, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2003.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 15, 2003.

(15)	Subject to confidentiality order dated September 5, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 23, 2003.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 23, 2004.

(19)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 12, 2005.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 6, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 26, 2005.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 14, 2005.

(23)	Incorporated by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on October 26, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 9, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2005.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 22, 2006.

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.