Form 10-Q
period 2006-09-29
WESTERN DIGITAL CORP
filed 2006-11-24
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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

WESTERN DIGITAL CORPORATION
INDEX
     We have a 52- or 53-week fiscal year, which typically ends on the Friday nearest to June 30. However, approximately every six years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The quarters ended September 29, 2006 and September 30, 2005, were 13 weeks. Fiscal year 2006 was comprised of 52 weeks and ended on June 30, 2006. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
     We are a Delaware corporation that operates as the parent company of our hard drive business, Western Digital Technologies, Inc., which was formed in 1970.
     Our principal executive offices are located at 20511 Lake Forest Drive, Lake Forest, California 92630. Our telephone number is (949) 672-7000 and our web site is http://www.westerndigital.com. The information on our web site is not incorporated in this Quarterly Report on Form 10-Q.
     Western Digital®, WD®, the WD logo, WD Caviar®, WD Raptor®, WD Scorpiotm , WD Passporttm and My Booktm are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Sept. 29,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$603	$551
Short-term investments	148	148
Accounts receivable, net	614	481
Inventories	216	205
Advances to suppliers	86	80
Prepaid expenses and other	30	27

Total current assets	1,697	1,492
Property and equipment, net	598	549
Intangible and other assets	30	32

Total assets	$2,325	$2,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$750	$632
Accrued expenses	128	131
Accrued warranty	74	71
Current portion of long-term debt	30	25

Total current liabilities	982	859
Long-term debt	29	19
Other liabilities	42	38

Total liabilities	1,053	916
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 221.7 and 221.7 shares, respectively	2	2
Additional paid-in capital	782	775
Accumulated comprehensive income	1	1
Retained earnings	494	391
Treasury stock — common shares at cost; 0.4 and 1.2 shares, respectively	(7)	(12)

Total shareholders’ equity	1,272	1,157

Total liabilities and shareholders’ equity	$2,325	$2,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED
	Sept. 29,	Sept. 30,
	2006	2005
Revenue, net	$1,264	$1,010
Cost of revenue	1,046	832

Gross margin	218	178

Operating expenses:
Research and development	75	70
Selling, general and administrative	44	40

Total operating expenses	119	110

Operating income	99	68
Non-operating income:
Interest income	7	3
Interest and other expense	—	1

Total non-operating income	7	2

Income before income taxes	106	70
Income tax provision	3	1

Net income	$103	$69

Income per common share:
Basic	$.47	$.32

Diluted	$.46	$.31

Weighted average shares outstanding:
Basic	219	213

Diluted	225	221

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	THREE MONTHS ENDED
	Sept. 29,	Sept. 30,
	2006	2005
Cash flows from operating activities
Net income	$103	$69
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	45	36
Stock-based compensation	9	7
Changes in:
Accounts receivable	(132)	(67)
Inventories	(11)	(20)
Accounts payable	118	79
Accrued expenses	(1)	(40)
Advances to suppliers	(3)	(21)
Prepaid expenses and other	—	(3)

Net cash provided by operating activities	128	40

Cash flows from investing activities
Capital expenditures, net	(72)	(50)
Purchases of short-term investments	(1)	(19)
Redemption of short-term investments	1	57

Net cash used in investing activities	(72)	(12)

Cash flows from financing activities
Issuance of common stock under employee plans	2	12
Repurchase of common stock	—	(14)
Repayment of long-term debt	(6)	(5)

Net cash used in financing activities	(4)	(7)

Net increase in cash and cash equivalents	52	21
Cash and cash equivalents, beginning of period	551	485

Cash and cash equivalents, end of period	$603	$506

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2	$2
Cash paid during the period for interest	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$21	$6
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accounting policies followed by Western Digital Corporation (“the Company”) are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2006. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
     Company management makes estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions are applied using methodologies that are consistent throughout the periods presented. However, actual results can differ from these estimates. The Company makes adjustments to these estimates and assumptions in subsequent reporting periods as more current information becomes available. Given the time involved in completing the independent investigation into its stock option accounting, the Company did not file its Annual Report on Form 10-K for its fiscal year ended June 30, 2006 until November 2006. Accordingly, information not normally available regarding these estimates and assumptions as of June 30, 2006 became available during the process of preparing the financial statements for the quarter ended September 29, 2006. The Company evaluated this additional information and its resultant impact on the estimates and assumptions as of June 30, 2006 and determined that they were not material to its financial statements. As a result, the financial impact of these changes in estimates and assumptions has been reflected in the financial statements as adjustments for the three-months ended September 29, 2006 (see Note 2).
2. Supplemental Financial Statement Data
Inventories

	Sept. 29,	June 30,
	2006	2006
	(in millions)
Inventories:
Raw materials and component parts	$33	$23
Work in process	81	62
Finished goods	102	120

Total inventories	$216	$205

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. This accrual is based on estimated future returns within the warranty period and costs to repair, using factory test data, historical field returns and current repair costs by product type. Return rate and repair cost estimates are reviewed quarterly and updated to reflect the impact of current results on prior expectations. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations, a change in the warranty accrual is made. Changes in the warranty accrual for the three months ended September 29, 2006 and September 30, 2005 were as follows (in millions):

	THREE MONTHS
	ENDED
	Sept. 29,	Sept. 30,
	2006	2005
Warranty accrual, beginning of period	$89	$92
Charges to operations	19	21
Utilization	(12)	(10)
Change to prior period accruals	(5)	(7)

Warranty accrual, end of period	$91	$96

     Accrued warranty also includes amounts classified in non-current liabilities of $17 million at September 29, 2006, $18 million at June 30, 2006, and $17 million at September 30, 2005.
     The $5.5 million favorable adjustment to the prior period warranty accrual noted in the table above in the quarter ended September 29, 2006 represents a change in estimate and assumptions relating to the warranty accrual as of June 30, 2006. Similar adjustments in estimates and assumptions relating to other assets and liabilities as of June 30, 2006 were made for approximately $4.3 million, favorably impacting the Company’s operating results for the three months ended September 29, 2006. For additional information, see Note 1.

3. Income per Share
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
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS
	ENDED
	Sept. 29,	Sept. 30,
	2006	2005
Net income	$103	$69

Weighted average shares outstanding:
Basic	219	213
Employee stock options and other	6	8

Diluted	225	221

Income per share:
Basic	$.47	$.32

Diluted	$.46	$.31

Antidilutive common share equivalents excluded	2	6

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation of diluted shares outstanding.
4. Stock-Based Compensation
Stock Incentive Plans
     As of September 29, 2006, options to purchase 12 million shares of the Company’s common stock remain outstanding, of which 8.2 million shares were exercisable, and 3 million shares of restricted stock remain unvested. The maximum number of shares of the Company’s common stock that are authorized for award grants under the 2004 Performance Incentive Plan is 23 million shares. For further discussion and description of the Company’s Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”), see Part II, Item 8, Note 7 in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2006.
Stock-Based Compensation Expense
     Effective July 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123-R”) using the modified prospective method. SFAS 123-R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS 123-R, the Company recognized the cost resulting from all share-based payment transactions including shares issued under the Company’s stock option plans and ESPP in the financial statements. During the three months ended September 29, 2006, the Company charged to expense $4 million for stock-based compensation related to options issued under stock option and ESPP plans. At September 29, 2006, total compensation cost related to unvested stock options and ESPP issued to employees but not yet recognized was $27 million, which will be amortized on a straight-line basis over a weighted average vesting period of approximately 1.9 years.
Fair Value Disclosures
     The fair value of stock options granted during the three months ended September 29, 2006 and September 30, 2005 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three months ended September 29, 2006 and September 30, 2005 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED
	Sept. 29,	Sept. 30,
	2006	2005
Suboptimal exercise factor	1.64	1.58
Range of risk-free interest rates	4.59% to 4.91%	4.01% to 4.34%
Range of expected stock price volatility	0.42 to 0.77	0.38 to 0.82
Weighted average expected volatility	0.63	0.68
Post-vesting termination rate	5.25%	15.36%
Dividend yield	—	—
Fair value	$7.65	$5.82
     The fair value of ESPP shares issued are estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1, except for the initial offering period, which began on December 15, 2005. Accordingly, there were no shares issued under the Company’s ESPP for the quarters ended September 29, 2006 and September 30, 2005.
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 30, 2006	12.4	$10.65
Granted	0.1	17.26
Exercised	(0.2)	9.47
Canceled or expired	(0.1)	11.62

Options outstanding at September 29, 2006	12.2	$10.73	5.9	$102

Exercisable at September 29, 2006	8.2	$9.84	4.8	$78

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of September 29, 2006, the Company had options outstanding to purchase an aggregate of 7 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $102 million. During the three months ended September 29, 2006 and September 30, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2 million and $5 million, respectively, determined as of the date of exercise.
Deferred Stock Compensation
     The Company granted five thousand shares of restricted stock during the three months ended September 29, 2006. The aggregate market value of these awards was $0.1 million. As of September 29, 2006, the aggregate unamortized fair value of all unvested restricted stock awards was $22 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 1.1 years. For the three months ended September 29, 2006, the Company charged to expense $5 million related to restricted stock awards that were vested during the period. Of these amounts, $2 million represented the incremental cost from modification of pre-existing awards in the beginning of fiscal 2006.
5. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, beyond that provided at September 29, 2006, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
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
6. New Accounting Standards
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
     In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of SAB 108 could have on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as of and for the year ended June 30, 2006.
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
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	growth in demand for hard drives in the desktop, mobile, enterprise and consumer electronics markets and factors contributing to such growth;

•	our expansion into new hard drive markets, such as consumer electronics, retail, and enterprise, and into emerging geographic markets;

•	increase in our sales of notebook hard drives and our on-going volume ramp of our Scorpiotm 2.5-inch hard drives;

•	our planned use of new recording technologies;

•	expectations regarding traditional seasonal demand trends and price declines for the hard drive industry;

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs; and

•	beliefs regarding our operating performance and general industry conditions and their impacts on the realization of our deferred tax assets and the need to reduce all or a portion of our valuation allowance.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part II, Item 1A of this Quarterly Report on Form 10-Q, and any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Our Company
     We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks to store and allow fast access to data. Hard drives are key components of computers, data storage subsystems and many consumer electronic devices.
     We sell our products worldwide to original equipment manufacturers (“OEMs”) for use in computer systems, subsystems and consumer electronics (“CE”) devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage and storage area networks. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), satellite and cable set-top boxes, MP3 players, and USB thumb drives. We also sell our hard drives as stand-alone storage products and integrate them into our own WD-branded external storage products for purposes such as personal data backup and portable or expanded storage of digital music, photography, video, and other data.
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch, 2.5-inch and 1.0-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 36 gigabytes (“GB”) to 500 GB, nominal rotation speeds of 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 160 GB, nominal rotation speed of 5,400 RPM, and offer both the EIDE and SATA interfaces. Our 1.0-inch form factor, with 4 GB and 6 GB capacities, have a nominal rotation speed of 3,600 RPM and use the CompactFlash® 130 interface.
     We assemble hard drives in Malaysia and Thailand. We also design and manufacture a substantial portion of our required magnetic heads, head gimbal assemblies and head stack assemblies in Fremont, California and Bang Pa-In, Thailand. For geographical financial data, see Part II, Item 8, Note 10 in the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K as of and for the year ended June 30, 2006.
Market Overview
     For calendar year 2005, we believe that the total market for hard drives was more than 380 million units, or almost $28 billion in sales. Over half of these unit shipments were to the desktop market. Total hard drive unit growth depends greatly on developments in the personal computer (“PC”) market. We believe that the demand for hard drives in the PC market has grown in part due to:
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
     We entered the mobile computing part of the PC market in the first quarter of 2005, commencing volume production of our WD Scorpio™ family of 2.5-inch hard drives for notebook computers. We expect the mobile market, which is primarily notebook computers, to continue to grow faster than the desktop or enterprise markets in the next three years. We believe that the demand for mobile drives has grown from approximately 16% of the overall hard drive market in 2003 to 21% of the overall hard drive market in 2005. As the mobile market evolves to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, reliability, execution, flexibility, and competitive cost structures on their hard drive suppliers. These are the same attributes that have mattered for many years to customers in the high-volume desktop market.
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
     The use of hard drives in CE products has been a major growth area in recent years. Today’s three largest segments of this market are: (1) digital television content in applications such as DVRs; (2) audio content in applications such as consumer handheld devices, such as MP3 players; and (3) hard drives in game consoles. Since 1999, DVRs have been available for use in home entertainment systems and they offer enhanced capabilities such as pausing live television, simplifying the process of recording, cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. The market for DVR products favors large capacity hard drives, such as the 3.5-inch form factor, and continues to grow in Japan, North America, and Europe. We believe growth in this market will continue to build demand for higher capacity hard drives. Hard drives with 1.8-inch or 1.0-inch form factors primarily address the consumer handheld device and portable external storage markets. The majority of hard drives used in portable media players that play both digital audio and video content are 1.8-inch form factors. Game consoles that include hard drives primarily use the 2.5-inch form factors.
     The branded products market for hard drives features storage products that we sell directly to end customers through retail store fronts and online stores. Our branded products include external hard drives, which are internal drives embedded into WD branded PC peripheral-style enclosures, which have FireWire™, USB 2.0 and Ethernet network connections; and internal hard drives that are packaged as an installation kit with the WD brand for retail store sales. We believe the worldwide demand for external hard drives is growing, spurred by consumers’ and businesses’ expanding use of digital content in the form of photographs, video and music – all of which consume large amounts of storage.
First Quarter Overview
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income (dollars in millions):

	THREE MONTHS ENDED
	Sept. 29,		Sept. 30,
	2006		2005
Net revenue	$1,264	100.0%	$1,010	100.0%
Gross margin	218	17.3	178	17.7
Total operating expenses	119	9.3	110	10.9
Operating income	99	7.9	68	6.7
Net income	103	8.2	69	6.8
     The following is a summary of our financial performance for the first quarter of 2007:
•	Our net revenue for the first quarter of 2007 totaled $1.3 billion, an increase of 25% over the prior year’s first quarter.

•	During the September quarter, 35% of our revenue was derived from non-desktop PC sources, including CE products, enterprise applications, notebook computers and branded product sales, as compared to 25% in the prior year and 34% in the fourth quarter of fiscal 2006.

•	Unit shipments increased by 33% over the prior year to 22.7 million.

•	Operating income for the September quarter was $99 million, an increase of $31 million over the prior year.

•	Operating margins improved to 8% as a percentage of net revenue in the first quarter of 2007 compared to 7% in the first quarter of 2006.

•	We generated $128 million in cash flow from operations and finished the quarter with $751 million in cash, cash equivalents and short-term investments.
Results of Operations
Net Revenue

	THREE MONTHS ENDED
	Sept. 29,	Sept. 30,	Percentage
	2006	2005	Change
	(in millions, except
	percentages & ASP)
Net revenue	$1,264	$1,010	25%
Unit shipments	22.7	17.1	35%
ASP (per unit)	$56	$59	(5)%

Revenue by Geography (%)
Americas	35%	36%
Europe	28	29
Asia	37	35

Revenue by Channel (%)
OEM	52%	55%
Distributors	37	39
Branded products	11	6

Revenue by Product (%)
Desktop computers	65%	75%
Non-desktop sources	35	25
     For the quarter ended September 29, 2006, net revenue was $1.3 billion, an increase of 25%, or $254 million, over the quarter ended September 30, 2005. Total unit shipments increased to 22.7 million for the first quarter of 2007 as compared to 17.1 million for the first quarter of 2006. This unit increase resulted from increased overall demand for hard drives, an increase in our market share and our increasing focus on non-desktop PC markets. For example, we shipped 2.2 million units to the mobile PC market in the first quarter of 2007 as compared to 1.0 million units in the first quarter of 2006. In addition, we shipped 2.5 million units to the DVR market in the first quarter of 2007 as compared to 1.3 million units in the first quarter of 2006. Average selling prices (“ASPs”) for the first quarter of 2007 were lower than the prior year due to normal industry price declines. These price declines were partially offset by an increase in sales of higher capacity products, due in part to an increase in sales of branded products. The changes in revenue by geography and by channel generally reflect overall market demand fluctuations for hard drives.

Gross Margin

	THREE MONTHS ENDED
	Sept. 29,	Sept. 30,	Percentage
	2006	2005	Change
	(in millions)
Net revenue	$1,264	$1,010	25.1%
Gross margin	218	178	22.3
Gross margin %	17.3	17.7
     Gross margin for the three months ended September 29, 2006 was $218 million, an increase of $40 million, or 22.3% over the three months ended September 30, 2005. Gross margin was favorably impacted in 2007 by ongoing manufacturing efficiencies, lower customer returns resulting from ongoing quality improvements that favorably impacted warranty obligations, and an increase in the average storage capacity of hard drives sold. During the three months ended September 29, 2006, our warranty accrual was favorably adjusted by approximately $5.5 million as a result of changes in our repair cost assumptions for prior quarters’ shipments. Similar adjustments in estimates and assumptions for other assets and liabilities as of June 30, 2006 were made for approximately $4.3 million, favorably impacting gross margin in the quarter ended September 29, 2006. For additional information, see Notes 1 and 2 to the Condensed Consolidated Financial Statements. Gross margin as a percentage of revenue was impacted by normal industry price declines, which offset the favorable impact of the aforementioned factors.
Operating Expenses

	THREE MONTHS ENDED
	Sept. 29,	Sept. 30,	Percentage
	2006	2005	Change
	(in millions)
R&D expense	$75	$70	7.1%
SG&A expense	44	40	10.0

Total operating expenses	119	110	8.2

     Research and development (“R&D”) expense was $75 million for the three months ended September 29, 2006, an increase of $5 million over the three months ended September 30, 2005. This increase was primarily related to the development of new product platforms in support of our entry into new markets and expenditures for advanced head technologies. Selling, general and administrative (“SG&A”) expense was $44 million for the three months ended September 29, 2006, an increase of $4 million over the prior year’s comparable period. This increase includes approximately $5 million of expense related to our independent stock option investigation that began in July 2006.
Interest Income
     Interest income was $7 million for the September quarter, an increase of $4 million over the prior year. The increase resulted from higher average daily invested cash balances for the period and an increase in the rates of return on our investments given an increase in interest rates compared to the prior year.
Income Tax Provision
     Our income tax provision for the three months ended September 29, 2006 was $3 million, or 2.5% of income before taxes. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2019 and the partial utilization of net operating loss carryforwards. We currently anticipate the fiscal 2007 effective tax rate to be approximately 3%. However, our quarterly effective tax rate may fluctuate given changes in the valuation of deferred tax assets as we update our estimates of future taxable income. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The realization of our deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in future periods through the end of the first quarter of fiscal 2009. A two-year period is used due to the difficulty in accurately projecting income for longer periods of time given the cyclical nature of our industry. This assumption may change in the future based on fluctuating industry or company conditions. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we update our estimates of future income or re-evaluate the two-year assumption. The impact of such updates were not material to the tax provision for the three months ended September 29, 2006.
Liquidity and Capital Resources
     Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A portion of our funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. We ended the first quarter of 2007 with total cash, cash equivalents and short-term investments of $751 million, an increase of $52 million from June 30, 2006. Our short-term investments of $148 million remained unchanged during the quarter (see “Investing Activities” below). The following table summarizes our statements of cash flows for the three months ended September 29, 2006 and September 30, 2005 (in millions):

	THREE MONTHS ENDED
	Sept. 29,	Sept. 30,
	2006	2005
Net cash flow provided by (used in):
Operating activities	$128	$40
Investing activities	(72)	(12)
Financing activities	(4)	(7)

Net increase in cash and cash equivalents	$52	$21

Operating Activities
     Net cash provided by operating activities during the three months ended September 29, 2006 was $128 million as compared to $40 million during the three months ended September 30, 2005. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital changes was $29 million for the three months ended September 29, 2006 as compared to net cash used in working capital changes of $72 million for the prior year.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended September 29, 2006, June 30, 2006 and September 30, 2005, were as follows:

	THREE MONTHS ENDED
	Sept. 29,	June 30,	Sept. 30,
	2006	2006	2005
Days sales outstanding	44	40	42
Days in inventory	19	21	19
Days payables outstanding	(65)	(65)	(71)

Cash conversion cycle	(2)	(4)	(10)

     The decline in the cash conversion cycle compared to the prior year primarily relates to the timing of payments to our vendors. From time to time, we modify the timing of payments to our vendors. We make these modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors payment term accommodations.
Investing Activities
     Net cash used in investing activities for the three months ended September 29, 2006 was approximately $72 million as compared to $12 million for the three months ended September 30, 2005. For the three months ended September 29, 2006, cash used for investing activities consisted primarily of $72 million for capital expenditures. Net cash used in investing activities for the three months ended September 30, 2005 consisted of $50 million for capital expenditures, offset by a $38 million net redemption of short-term investments.
     For fiscal 2007, capital expenditures are currently expected to be approximately $350 million to $375 million and consist primarily of investments in advanced head technologies, new product platforms and capacity for our broadening and growing product portfolio. Depreciation and amortization expense for fiscal 2007 is estimated to be approximately $180 million to $200 million.
Financing Activities
     Net cash used in financing activities for the three months ended September 29, 2006 was $4 million as compared to net cash used in financing activities of $7 million in the prior year. Net cash used in financing activities for the three months ended September 29, 2006 consisted of $6 million utilized for debt repayment offset by $2 million received upon exercise of outstanding employee stock options. Net cash used in financing activities for the three months ended September 30, 2005 consisted primarily of $5 million for debt repayments and $14 million used to repurchase our common stock, offset by $12 million received upon issuance of outstanding employee stock options.

Off-Balance Sheet Arrangements
     Other than facility and equipment lease commitments incurred in the normal course of business and certain indemnification provisions (see “Capital Commitments” below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our unaudited condensed consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.
Capital Commitments
     Line of Credit — We have a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $22 million as of September 29, 2006. Both the revolving credit facility and the term loan mature on September 20, 2009, and are secured by our accounts receivable, inventory, 65% of our stock in our foreign subsidiaries and other assets. For the three months ended September 29, 2006, we had no borrowings on the revolving credit line and the average variable rate on our term loan was 7.6%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At September 29, 2006, $101 million was available for borrowing under the revolving credit line and we had $2 million in outstanding letters of credit. As of September 29, 2006, we were in compliance with all covenants related to the Senior Credit Facility.
     The terms of the Senior Credit Facility require that we deliver to the lenders our audited financial statements within 90 days of the end of each fiscal year. As a result of the independent investigation into our stock option accounting that was conducted under the direction of a special committee of our Board of Directors, we were delayed in completing our fiscal year 2006 audited financial statements, our Annual Report on Form 10-K as of and for the year ended June 30, 2006, and this Quarterly Report on Form 10-Q. At our request, the lenders under the Senior Credit Facility agreed that we would not be in default under the Senior Credit Facility as a result of our failure to timely deliver our 2006 audited financial statements, provided that the lenders receive the 2006 audited financial statements and all other documents reasonably requested by the lenders including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section from this Quarterly Report on Form 10-Q before the earlier of: (a) 30 days following the filing of our Annual Report on Form 10-K as of and for the year ended June 30, 2006, or (b) January 12, 2007. We filed our 2006 Annual Report on Form 10-K on November 20, 2006 and intend to deliver audited financial statements to the lenders as soon as practicable. We also intend to deliver the Management’s Discussion and Analysis of Financial Position and Result of Operations section from this Quarterly Report on Form 10-Q for the three months ended September 29, 2006 on or around the date of filing.
     Purchase Orders — In the normal course of business, we enter into purchase orders with suppliers for the purchase of hard drive components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In some cases, we may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process.
     We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. In conjunction with these agreements, we have advanced approximately $95 million, net of repayments, related to future purchase commitments, of which $9 million has been classified as a long-term asset at September 29, 2006.
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Capital Commitments” in our Annual Report on Form 10-K as of and for the year ended June 30, 2006, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts.

     We enter into, from time to time, other long-term purchase agreements for components with certain vendors. Generally, future purchases under these agreements are not fixed and determinable as they depend on our overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. See Part II, Item 1A in this Quarterly Report on form 10-Q for a discussion of these commitments.
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
     Stock Repurchase Program — Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010. We expect stock repurchases to be funded principally by operating cash flows. Given the independent stock option investigation that was in process, we did not repurchase any shares of common stock under our repurchase program during the first quarter of 2007. Through November 10, 2006, we have repurchased 10.2 million shares for a total cost of $115 million (including commissions). We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     We believe our current cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs through the foreseeable future. Additionally, there can be no assurance that our Senior Credit Facility will continue to remain available. Also, our ability to sustain our working capital position is dependent upon a number of factors that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q. We currently anticipate that we will continue to utilize our liquidity and cash flows to improve the efficiency and capability of our existing hard drive and head manufacturing operations.
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
Warranty
     We record an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. We have comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations, a change in the warranty provision is made. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
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
Litigation and Other Contingencies
     We apply SFAS No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Income Taxes
     We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. We record a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The realization of our deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in future periods through the end of the first quarter of fiscal 2009. A two-year period is used due to the difficulty in accurately projecting income for longer periods of time given the cyclical nature of our industry. This assumption may change in the future based on fluctuating industry or company conditions. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we update our estimates of future income or re-evaluate the two-year assumption.
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
     The fair values of all stock options granted subsequent to April 1, 2005 were estimated using a binomial model, and the fair values of all options granted prior to April 1, 2005 and all ESPP shares were estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions.
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
     In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact the adoption of SAB 108 could have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. Dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed six months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, the Euro and the British Pound Sterling. Thai Baht contracts are designated as cash flow hedges. All other contracts are designated as fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K as of and for the year ended June 30, 2006.
     As of September 29, 2006, we had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	September 29, 2006
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate *	Gain
Foreign currency forward contracts:
Thai Baht	$237.2	38.00	$0.3
Euro	1.4	0.79	—
British Pound Sterling	1.2	0.53	—

*	Expressed in units of foreign currency per U.S. dollar.
     During the three month periods ended September 29, 2006 and September 30, 2005, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk
     At our option, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, our interest payments would also increase. At September 29, 2006, we had a $22 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.2 million annually.
Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In the normal course of business, we are subject to legal proceedings, lawsuits and other claims. We believe that any monetary liability or financial impact to us from these matters, individually and in the aggregate, beyond what we have provided for at September 29, 2006, would not be material to our financial condition. However, the ultimate amount of monetary liability or financial impact with respect to these matters is very uncertain and difficult to predict, and could therefore differ materially from our expectations.
     The following purported shareholder derivative actions have been filed challenging conduct by certain of our current and former board members and officers in connection with various stock option grants:
•	Dreyfuss v. Massengill, et al., Case No. SACV 06-729 AG (RNGx), United States District Court for the Central District of California, filed August 9, 2006 and Kastella and Sakamoto v. Mercer, et al., Case No. SACV 06-868 CJC (MLGx), United States District Court for the Central District of California, filed September 14, 2006. The plaintiffs’ in the Dreyfuss and Kastella and Sakamoto actions jointly filed an amended complaint on September 29, 2006 asserting claims for violations of Sections 14(a) and 20(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, constructive fraud, waste of corporate assets, unjust enrichment, rescission, breach of contract, and violation of the California Corporations Code in connection with our option granting practices. We have been advised by plaintiffs’ counsel that the parties intend to consolidate the Dreyfuss action with the Kastella and Sakamoto action.

•	Mason v. Massengill, et al, Case No. CV06-6845 PA (RZx), United States District Court for the Central District of California, filed October 27, 2006. The complaint asserts claims for violations of Section 14(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets, unjust enrichment, rescission, and violation of the California Corporations Code in connection with our option granting practices.

•	Lasker v. Massengill, et al., Case No. 06-CC-00159, Superior Court of the State of California for the County of Orange, filed August 14, 2006. The complaint asserts causes of action for breach of fiduciary duty, accounting, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and rescission in connection with our option granting practices.

•	Rosen v. Shakeel, et al., Case No. 06CC00234, Superior Court of the State of California for the County of Orange, filed November 6, 2006. The complaint asserts causes of action for unjust enrichment, breach of fiduciary duty, violations of the California Corporations Code, abuse of control, gross mismanagement, waste of corporate assets, accounting, rescission, and constructive trust in connection with our option granting practices.
     We have joined the other defendants in filing a motion to dismiss the Dreyfuss and Kastella and Sakamoto actions.
Item 1A. RISK FACTORS
     We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K as of and for the year ended June 30, 2006. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as of and for the year ended June 30, 2006.

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
     Our evaluation resulted in our conclusion that as of September 29, 2006, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002, our disclosure controls and procedures were effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about repurchases by us of our common stock during the quarter ended September 29, 2006:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share(1)	Program	Program(2)
Jul. 1, 2006 — Jul. 28, 2006	—		$—	—	$135,922,313
Jul. 29, 2006 — Aug. 25, 2006	—		$—	—	$135,922,313
Aug. 26, 2006 — Sept. 29, 2006	3,704	(3)	$17.56	—	$135,922,313

Total	3,704		$17.56	—	$135,922,313

(1)	Average price paid per share excludes commission.

(2)	Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010.

(3)	Represents shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.
Our Senior Credit Facility prohibits us from paying cash dividends on our common stock.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on May 16, 2006)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Stephen D. Milligan
Stephen D. Milligan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller (Principal Accounting Officer)

Date: November 22, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on May 16, 2006)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.