Form 10-Q
period 2006-12-29
WESTERN DIGITAL CORP
filed 2007-02-07
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2006
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
Yes ☐ No ☑
     As of the close of business on February 2, 2007, 222.0 million shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX
     We have a 52- or 53-week fiscal year, which typically ends on the Friday nearest to June 30. However, approximately every six years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The quarters ended December 29, 2006 and December 30, 2005, were 13 weeks. Fiscal year 2006 was comprised of 52 weeks and ended on June 30, 2006. Fiscal year 2007 will be comprised of 52 weeks and will end on June 29, 2007. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital®, WD®, the WD logo, WD Caviar®, WD Raptor®, WD Scorpio™, WD Passport® and WD My Book™ are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Dec. 29,	Jun. 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$676	$551
Short-term investments	154	148
Accounts receivable, net	668	481
Inventories	265	205
Advances to suppliers	76	80
Prepaid expenses and other	27	27

Total current assets	1,866	1,492
Property and equipment, net	637	549
Intangible and other assets	37	32

Total assets	$2,540	$2,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$816	$632
Accrued expenses	140	131
Accrued warranty	72	71
Current portion of long-term debt	28	25

Total current liabilities	1,056	859
Long-term debt	21	19
Other liabilities	38	38

Total liabilities	1,115	916
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 223.3 and 221.7 shares, respectively	2	2
Additional paid-in capital	802	775
Accumulated comprehensive income	—	1
Retained earnings	622	391
Treasury stock — common shares at cost; 0.2 and 0.7 shares, respectively	(1)	(12)

Total shareholders’ equity	1,425	1,157

Total liabilities and shareholders’ equity	$2,540	$2,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2006	2005	2006	2005
Revenue, net	$1,428	$1,117	$2,691	$2,127
Cost of revenue	1,173	889	2,218	1,720

Gross margin	255	228	473	407

Operating expenses:
Research and development	77	76	152	147
Selling, general and administrative	56	48	100	88

Total operating expenses	133	124	252	235

Operating income	122	104	221	172
Non-operating income:
Interest income	8	4	15	7
Interest and other expense	2	1	2	2

Total non-operating income	6	3	13	5

Income before income taxes	128	107	234	177
Income tax provision	—	3	3	4

Net income	$128	$104	$231	$173

Income per common share:
Basic	$.58	$.49	$1.06	$.81

Diluted	$.57	$.47	$1.02	$.78

Weighted average shares outstanding:
Basic	220	213	219	213

Diluted	226	221	226	221

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	SIX MONTHS ENDED
	Dec. 29,	Dec. 30,
	2006	2005
Cash flows from operating activities
Net income	$231	$173
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	94	74
Stock-based compensation	21	16
Other non-cash items	—	7
Changes in:
Accounts receivable	(188)	(25)
Inventories	(60)	(15)
Accounts payable	193	20
Accrued expenses	8	(17)
Advances to suppliers	2	(62)
Prepaid expenses and other	(1)	(5)

Net cash provided by operating activities	300	166

Cash flows from investing activities
Capital expenditures	(169)	(112)
Purchases of short-term investments	(6)	(54)
Redemption of short-term investments	—	73

Net cash used in investing activities	(175)	(93)

Cash flows from financing activities
Issuance of common stock under employee plans	16	29
Repurchase of common stock	—	(26)
Repayment of long-term debt	(16)	(11)

Net cash used in financing activities	—	(8)

Net increase in cash and cash equivalents	125	65
Cash and cash equivalents, beginning of period	551	485

Cash and cash equivalents, end of period	$676	$550

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5	$3
Cash paid during the period for interest	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$21	$15
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
     Beginning in the second quarter of 2007, the presentation within the condensed consolidated statement of cash flows for capital expenditures has been corrected to reflect capital expenditures on a cash disbursements basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Previously, the Company presented capital expenditures on an incurred (accrual) basis. The comparative amounts in the prior period have been corrected to conform to the current period presentation as follows (in millions):

	SIX MONTHS ENDED
	Dec. 30, 2005
	Current	Previous
	Classification	Classification
Changes in accounts payable	$20	$11
Net cash provided by operating activities	166	156
Capital expenditures	(112)	(102)
Net cash used in investing activities	(93)	(84)
2. Supplemental Financial Statement Data
Inventories

	Dec. 29,	Jun. 30,
	2006	2006
	(in millions)
Inventories:
Raw materials and component parts	$17	$23
Work in process	90	62
Finished goods	158	120

Total inventories	$265	$205

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. This accrual is based on estimated future returns within the warranty period and costs to repair, using factory test data, historical field returns and current repair costs by product type. Return rate and repair cost estimates are reviewed quarterly and updated to reflect management’s current assessment of the impact of current results on prior expectations. If actual product return trends or costs to repair returned products demonstrate significant differences

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
from expectations, a change in the warranty accrual is made. Changes in the warranty accrual for the three and six months ended December 29, 2006 and December 30, 2005 were as follows (in millions):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2006	2005	2006	2005
Warranty accrual, beginning of period	$91	$96	$89	$92
Charges to operations	17	19	36	41
Utilization	(13)	(10)	(24)	(20)
Changes in estimate related to pre-existing warranties	(7)	(10)	(13)	(18)

Warranty accrual, end of period	$88	$95	$88	$95

     Accrued warranty also includes amounts classified in non-current liabilities of $16 million at December 29, 2006, $18 million at June 30, 2006, and $17 million at December 30, 2005.
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
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	Dec. 29,	Dec. 30,	Dec. 29,	Dec. 30,
	2006	2005	2006	2005
Net income	$128	$104	$231	$173

Weighted average shares outstanding:
Basic	220	213	219	213
Employee stock options and other	6	8	7	8

Diluted	226	221	226	221

Income per common share:
Basic	$.58	$.49	$1.06	$.81

Diluted	$.57	$.47	$1.02	$.78

Antidilutive common share equivalents excluded	2	6	2	9

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation of diluted shares outstanding.
4. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three and six months ended December 29, 2006, the Company charged to expense $5 million and $9 million, respectively, for stock-based compensation related to options issued under stock option and ESPP plans. At December 29, 2006, total compensation cost related to unvested stock options and ESPP issued to employees but not yet recognized was $32 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.3 years.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value Disclosures
     The fair value of stock options granted during the three and six months ended December 29, 2006 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the six months ended December 29, 2006 was estimated using the following weighted average assumptions:

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	Dec. 29,	Dec. 29,
	2006	2006
Suboptimal exercise factor	1.63	1.63
Range of risk-free interest rates	4.70% to 5.00%	4.60% to 5.00%
Range of expected stock price volatility	0.42 to 0.77	0.42 to 0.77
Weighted average expected volatility	0.61	0.61
Post-vesting termination rate	5.34%	5.33%
Dividend yield	—	—
Fair value	$8.38	$8.31
     The fair value of ESPP shares issued are estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1, except for the initial offering period, which began on December 15, 2005. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 29, 2006.
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 30, 2006	12.4	$10.65
Granted	0.1	17.26
Exercised	(0.2)	9.47
Canceled or expired	(0.1)	11.62

Options outstanding at September 29, 2006	12.2	$10.73	5.9	$102

Granted	1.0	19.52
Exercised	(0.9)	8.46
Canceled or expired	(0.3)	18.98

Options outstanding at December 29, 2006	12.0	$11.50	6.1	$116

Exercisable at December 29, 2006	7.7	$9.86	4.8	$89

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of December 29, 2006, the Company had options outstanding to purchase an aggregate of 7 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $116 million. During the three and six months ended December 29, 2006, the aggregate intrinsic

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
value of options exercised under the Company’s stock option plans was $11 million and $13 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised under the Company’s stock option plans during the three and six months ended December 30, 2005, was $22 million and $28 million, respectively.
Deferred Stock Compensation
     The Company granted approximately 0.5 million shares of restricted stock during the six months ended December 29, 2006. The aggregate market value of these awards was $10 million. As of December 29, 2006, the aggregate unamortized fair value of all unvested restricted stock awards was $29 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 1.4 years. For the three and six months ended December 29, 2006, the Company charged to expense approximately $7 million and $11 million, respectively, related to restricted stock awards that were vested during the period. Of the $7 million expensed during the second quarter of fiscal 2007, $4 million represented the incremental cost from the modification of stock awards granted prior to fiscal 2007.
5. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, beyond that provided at December 29, 2006, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
     Since the Company’s announcement on July 27, 2006 that it was conducting a company-initiated, voluntary review of its historical stock option grants, several purported derivative actions were filed nominally on behalf of the Company against certain current and former directors and officers of the Company in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Orange. These complaints assert claims for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, constructive fraud, waste of corporate assets, unjust enrichment, rescission, breach of contract, violation of the California Corporations Code, abuse of control, gross mismanagement, and constructive trust in connection with the Company’s option granting practices. The complaints seek unspecified monetary damages and other relief against the individual defendants and certain governance reforms affecting the Company. The Company is named solely as a nominal defendant in each action. The Company has joined or intends to join the other defendants in filing motions to dismiss each action.
6. New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact the adoption of FIN No. 48 will have on its consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.
     In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of SAB 108 will have on its consolidated financial statements.

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
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch, 2.5-inch and 1.0-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 36 gigabytes (“GB”) to 500 GB, nominal rotation speeds of 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 160 GB, nominal rotation speed of 5,400 RPM, and offer both the EIDE and SATA interfaces. Our 1.0-inch form factor drives, with 4 GB and 6 GB capacities, have a nominal rotation speed of 3,600 RPM and use the CompactFlash® interface.
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
Market Overview
     For calendar year 2006, we believe that the total market for hard drives was more than 435 million units, or over $29 billion in sales. Over half of these unit shipments were desktop-class drives. As a result, developments in the personal computer (“PC”) market significantly impact total hard drive unit growth. We believe that the demand for hard drives in the PC market has grown in part due to:
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
     We entered the mobile computing segment of the PC market in the first quarter of 2005, commencing volume production of our WD Scorpio™ family of 2.5-inch hard drives for notebook computers. We expect the mobile market, which is primarily notebook computers, to continue to grow faster than the desktop or enterprise markets in the next three years. We believe that the demand for mobile drives has grown from approximately 16% of the overall hard drive market in 2003 to 27% of the overall hard drive market in 2006. As the mobile market evolves to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, reliability, execution, flexibility, and competitive cost structures on their hard drive suppliers. These are the same attributes that have mattered for many years to customers in the high-volume desktop market. In addition to the mobile computing space, 2.5-inch hard drives are also being utilized in certain enterprise applications and in game consoles.

     The enterprise market for hard drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. We serve this market with hard drives using the SATA interface, which is similar in performance in some applications to the Small Computer Systems Interface (“SCSI”), but more cost effective than SCSI. We believe that the enterprise market has two distinct sectors: a marketplace for high-performance enterprise hard drives and a marketplace for high capacity enterprise hard drives. We believe that acceptance of SATA in both of these enterprise market sectors is growing. The emergence of a new interface, Serial Attached SCSI (SAS), the storage systems of which interconnects with SATA hard drives, is expected to offer new business opportunities for WD’s high-capacity and high-performance SATA drives. Additionally, we offer high-capacity, high reliability Parallel Advanced Technology Attachment (“PATA”) enterprise products to service video surveillance and similar PATA-based systems. Expansion of our involvement in the enterprise market may require us to make additional investments.
     The use of hard drives in CE products has been a major growth area in recent years. Today’s three largest segments of this market are: (1) digital television content in applications such as DVRs; (2) audio content in applications such as consumer handheld devices, such as MP3 players; and (3) hard drives in game consoles. As all of these CE applications become increasingly sophisticated, they are taking on greater and more diverse content from a variety of hard drive intensive hosts. Since 1999, DVRs have been available for use in home entertainment systems and they offer enhanced capabilities such as pausing live television, simplifying the process of recording, cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. The market for DVR products favors larger capacity hard drives in the 3.5-inch form factor, and continues to grow in Japan, North America, and Europe. We believe growth in this market will continue to build demand for higher capacity hard drives. Hard drives with 1.8-inch or 1.0-inch form factors primarily address the consumer handheld device and portable external storage markets. The majority of hard drives used in portable media players that play both digital audio and video content are 1.8-inch form factors. Game consoles that include hard drives primarily use the 2.5-inch form factors.
     The branded products storage market features external and internal hard drives that are sold directly to end customers through retail store fronts and online stores. Our branded products include the WD My Book™ and WD Passport® Portable external hard drive families, which are WD branded PC/Mac peripheral-style enclosures housing 3.5- and 2.5-inch internal hard drives and using FireWire™, USB 2.0 and Ethernet network connections; and internal hard drives that are packaged as an installation kit with the WD brand. We believe the worldwide demand for external hard drives is growing, spurred by consumers’ expanding use of digital content in the form of photographs, video and music — all of which require large amounts of storage — and by an increasingly mobile workforce requiring secure storage of their files in a portable device.
Second Quarter Overview
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income (dollars in millions):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	Dec. 29,		Dec. 30,		Dec. 29,		Dec. 30,
	2006		2005		2006		2005
Net revenue	$1,428	100.0%	$1,117	100.0%	$2,691	100.0%	$2,127	100.0%
Gross margin	255	17.9	228	20.4	473	17.6	407	19.1
Total operating expenses	133	9.3	124	11.1	252	9.4	235	11.0
Operating income	122	8.5	104	9.3	221	8.2	172	8.1
Net income	128	9.0	104	9.3	231	8.6	173	8.1
     The following is a summary of our financial performance for the second quarter of 2007:
•	Our net revenue for the second quarter of 2007 totaled $1.4 billion, an increase of 28% over the prior year’s second quarter.

•	During the December quarter, 42% of our revenue was derived from newer market sources, including notebook computers, CE products, enterprise applications, and WD branded product sales, as compared to 26% in the prior year.

•	Unit shipments increased by 35% over the prior year to 24.5 million.

•	Operating income for the December quarter was $122 million, an increase of 17% over the prior year’s second quarter.

•	We generated $184 million in cash flow from operations and we finished the quarter with $830 million in cash, cash equivalents and short-term investments.

     We expect demand for the March quarter to be down slightly from the seasonally stronger December quarter. Strength in our newer markets should help to counteract some of the seasonal softness. Our gross margin percentage is anticipated to ease from the December quarter given typical seasonal factors in the desktop, consumer electronics and branded products markets, coupled with continued competition in the notebook market.
Results of Operations
Net Revenue

(in millions, except	THREE MONTHS			SIX MONTHS
percentages & ASP)	ENDED			ENDED
	Dec. 29,	Dec. 30,	Percentage	Dec. 29,	Dec. 30,	Percentage
	2006	2005	Change	2006	2005	Change
Net revenue	$1,428	$1,117	27.8%	$2,691	$2,127	26.5%
Unit shipments	24.5	18.1	35.4%	47.2	35.2	34.1%
ASP (per unit)	$58	$62	6.5%	$57	$60	5.0%

Revenues by Geography (%)
Americas	38%	32%		37%	34%
Europe	32	34		30	32
Asia	30	34		33	34

Revenues by Channel (%)
OEM	46%	56%		49%	55%
Distributors	37	39		37	39
Branded products	17	5		14	6

Revenues by Product (%)
Desktop computers	58%	74%		61%	74%
Non-desktop sources	42	26		39	26
     For the quarter ended December 29, 2006, net revenue was $1.4 billion, an increase of 28% over the quarter ended December 30, 2005. Total unit shipments increased to 24.5 million for the second quarter of 2007 as compared to 18.1 million for the second quarter of 2006. For the six months ended December 29, 2006, net revenue was $2.7 billion, an increase of 27% over the six months ended December 30, 2005. Total unit shipments increased to 47.2 million for the six months ended December 29, 2006, as compared to 35.2 million for the same period during 2006. These unit increases resulted from higher overall demand for hard drives and an increase in our market share, in part due to our continuing diversification into non-desktop PC markets. For example, we shipped 2.7 million mobile drives in the second quarter of 2007 as compared to 1.4 million units in the second quarter of 2006. In addition, we shipped 2.7 million units to the DVR market in the second quarter of 2007 as compared to 1.5 million units in the second quarter of 2006. For the six-month period, we shipped 4.9 million units of 2.5-inch mobile drives compared to 2.5 million the year before, and we shipped 5.2 million units to the DVR market compared to 2.8 million the year before.
     Average selling prices (“ASPs”) for the second quarter of 2007 were approximately $4 lower than the prior year due to normal technology industry price declines. These price declines were partially offset by an increase in sales of higher capacity products, due in part to an increase in sales of branded products. For the quarter ended December 29, 2006, branded products represented 17% of revenues as compared to 5% for the year-ago quarter. This increase is attributable to the growing worldwide acceptance of our WD My Book™ and WD Passport® external digital storage appliances. On a combined basis, revenue from non-desktop PC markets comprised 42% of total revenue for the quarter ended December 29, 2006 as compared to 26% for the year-ago quarter.

     Other changes in revenue by geography and by channel generally reflect normal fluctuations in market demand and competitive dynamics. In addition, the percentage of net revenue by channel was impacted by the significant increase in sales of our WD branded products as compared to the prior year.
Gross Margin

(in millions,	THREE MONTHS			SIX MONTHS
except percentages)	ENDED			ENDED
	Dec. 29,	Dec. 30,	Percentage	Dec. 29,	Dec. 30,	Percentage
	2006	2005	Change	2006	2005	Change
Net revenue	$1,428	$1,117	27.8%	$2,691	$2,127	26.5%
Gross margin	255	228	11.8	473	407	16.2
Gross margin %	17.9%	20.4%		17.6%	19.1%
     For the three months ended December 29, 2006, gross margin as a percentage of sales declined 250 basis points from the prior-year quarter. For the six-month period, gross margin percentage declined 150 basis points from the prior year. These decreases were due primarily to normal technology industry price declines, partially offset by an increase in sales of higher capacity products, including branded products, ongoing cost reduction efforts and manufacturing efficiencies. Additionally, margins in the prior year were impacted by a more favorable pricing environment.
     Gross margin includes favorable adjustments to our warranty accrual of $7 million for the quarter ended December 29, 2006 and $10 million for the quarter ended December 30, 2005. Gross margin for the six-month periods ended December 29, 2006 and December 30, 2005 include favorable adjustments to our warranty accrual of $13 million and $18 million, respectively. These favorable adjustments relate to lower customer returns and ongoing improvements in repair costs and recovery yields.
Operating Expenses

(in millions,	THREE MONTHS			SIX MONTHS
except percentages)	ENDED			ENDED
	Dec. 29,	Dec. 30,	Percentage	Dec. 29,	Dec. 30,	Percentage
	2006	2005	Change	2006	2005	Change
R&D expense	$77	$76	1.3%	$152	$147	3.4%
SG&A expense	56	48	16.6	100	88	13.6

Total operating expenses	133	124	7.3	252	235	7.2

     Research and development (“R&D”) expense was $77 million for the three months ended December 29, 2006 compared to $76 million for the three months ended December 30, 2005. For the six months ended December 29, 2006, R&D expense was $152 million, an increase of $5 million over the six months ended December 30, 2005. These increases were primarily related to expenditures for advanced head technologies.
     Selling, general and administrative (“SG&A”) expense was $56 million for the three months ended December 29, 2006, an increase of $8 million from the prior year’s comparable period. SG&A expense for the current-year period included a $13 million bad debt expense for potentially uncollectible receivables related to a customer whose financial condition significantly deteriorated during the quarter. SG&A expense for the prior-year period included a $7 million software abandonment charge. For the six months ended December 29, 2006, SG&A expense was $100 million, an increase of $12 million from the prior year’s comparable period. In addition to the aforementioned factors, this increase reflects approximately $6 million of expenses associated with the independent stock option investigation, which concluded during the second quarter of 2007.
Interest Income
     Interest income was $8 million for the December quarter, an increase of $4 million over the prior year. For the six months ended December 29, 2006, interest income increased to $15 million compared to $7 million in the prior year. These increases resulted from higher average daily invested cash balances for the period and an increase in the rates of return on our investments given an increase in interest rates compared to the prior year.

Income Tax Provision
     Our income tax provision for the three months ended December 29, 2006 was $0.3 million, or approximately 0.3% of income before taxes. For the six months ended December 29, 2006, the income tax provision was $3 million, or 1.3% of income before taxes. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2022 and the partial utilization of net operating loss carryforwards. We currently anticipate the fiscal 2007 effective tax rate to be approximately 3%. However, our quarterly effective tax rate may fluctuate given changes in the valuation of deferred tax assets as we update our estimates of future taxable income. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance to record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The realization of our deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions, primarily in the U.S., in future periods through the end of the second quarter of fiscal 2009. A two-year period is used due to the difficulty in accurately projecting income for longer periods of time given the cyclical nature of our industry. This assumption may change in the future based on fluctuating industry or company conditions. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we update our estimates of future income or re-evaluate the two-year assumption. The impact of such updates were not material to the tax provision for the three months ended December 29, 2006.
Liquidity and Capital Resources
     Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A portion of our funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. We ended the second quarter of 2007 with total cash, cash equivalents and short-term investments of $830 million, an increase of $131 million from June 30, 2006. The following table summarizes our statements of cash flows for the six months ended December 29, 2006 and December 30, 2005 (in millions):

	SIX MONTHS ENDED
	Dec. 29,	Dec. 30,
	2006	2005
Net cash flow provided by (used in):
Operating activities	$300	$166
Investing activities	(175)	(93)
Financing activities	—	(8)

Net increase in cash and cash equivalents	$125	$65

Operating Activities
     Net cash provided by operating activities during the six months ended December 29, 2006 was $300 million as compared to $166 million during the six months ended December 30, 2005. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital changes was $46 million for the six months ended December 29, 2006 as compared to net cash used to fund working capital changes of $104 million for the prior year. This decrease in net cash used to fund working capital was primarily due to repayments of advances previously made to our suppliers.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the six months ended December 29, 2006 and December 30, 2005 were as follows:

	SIX MONTHS ENDED
	Dec. 29,	Dec. 30,
	2006	2005
Days sales outstanding	44	38
Days in inventory	19	18
Days payables outstanding	(64)	(65)

Cash conversion cycle	(1)	(9)

     Our days sales outstanding (“DSOs”) for the six months ended December 29, 2006 increased by six days from the prior-year comparative period. This increase was due primarily to discontinuance of an early pay program offering incentives for accelerated receivable collections with one of our larger customers.
     From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors payment term accommodations.
Investing Activities
     Net cash used in investing activities for the six months ended December 29, 2006 was approximately $175 million as compared to $93 million for the six months ended December 30, 2005. Investment activities in the current six-month period included capital expenditures of $169 compared to $112 million for the prior-year period. The increase in capital expenditures consists primarily of investments in advanced head technologies, new product platforms and capacity for our broadening and growing product portfolio.
     For fiscal 2007, capital expenditures are currently expected to be approximately $400 million. Depreciation and amortization expense for fiscal 2007 is estimated to be approximately $200 million.
Financing Activities
     Net cash from financing activities for the six months ended December 29, 2006 was $0.4 million as compared to net cash used in financing activities of $8 million in the prior year. Net cash from financing activities for the six months ended December 29, 2006 consisted of $16 million utilized for debt repayment offset by $16 million received upon exercise of outstanding employee stock options. Net cash used in financing activities for the six months ended December 30, 2005 consisted primarily of $11 million for debt repayments and $26 million used to repurchase our common stock, offset by $29 million received from issuance of stock under employee stock option and purchase plans.
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
Capital Commitments
     Line of Credit — We have a $125 million credit facility (“Senior Credit Facility”) consisting of a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan of $19 million as of December 29, 2006. Both the revolving credit facility and the term loan mature on September 20, 2009, and are secured by our accounts receivable, inventory, 65% of our stock in our foreign subsidiaries and other assets. For the three months ended December 29, 2006, we had no borrowings on the revolving credit line and the average variable rate on our term loan was 7.4%. The term loan requires quarterly principal payments of approximately $3 million. Principal payments made on the term loan increase the amount of revolving credit available. At December 29, 2006, $105 million was available for borrowing under the revolving credit line and we had $1 million in outstanding letters of credit. As of December 29, 2006, we were in compliance with all covenants related to the Senior Credit Facility.
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

     We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. In conjunction with these agreements, we have advanced approximately $90 million, net of repayments, related to future purchase commitments, of which $14 million has been classified as a long-term asset at December 29, 2006.
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-“Capital Commitments” in our Annual Report on Form 10-K as of and for the year ended June 30, 2006, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts.
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
     Stock Repurchase Program — Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010. We expect stock repurchases to be funded principally by operating cash flows. We did not repurchase any shares of common stock under our repurchase program during the second quarter of 2007. Subsequent to the end of our second quarter, we purchased 1.0 million shares for approximately $19 million (including commissions). Since the inception of our stock repurchase program through February 2, 2007, we have repurchased 11.2 million shares for a total cost of $134 million (including commissions). We may continue to repurchase our stock as we deem appropriate and market conditions allow.
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

   Litigation and Other Contingencies
     We apply Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
   Income Taxes
     We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. We record a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The realization of our deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in future periods through the end of the second quarter of fiscal 2009. A two-year period is used due to the difficulty in accurately projecting income for longer periods of time given the cyclical nature of our industry. This assumption may change in the future based on fluctuating industry or company conditions. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we update our estimates of future income or re-evaluate the two-year assumption.
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
   Stock-Based Compensation
     We account for all stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123-R, “Share-Based Payment”. Under these provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all ESPP shares are estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. Under SFAS No. 123-R, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.
   New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact the adoption of FIN No. 48 will have on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.
     In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

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
     As of December 29, 2006, we had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	December 29, 2006
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate *	Gain
Foreign currency forward contracts:
Thai Baht	$83.8	36.05	$0.1
Euro	2.2	0.76	—
British Pound Sterling	1.5	0.51	—

*	Expressed in units of foreign currency per U.S. dollar.
     During the six-month periods ended December 29, 2006 and December 30, 2005, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
   Variable Interest Rate Risk
     At our option, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, our interest payments would also increase. At December 29, 2006, we had a $19 million term loan outstanding under the Senior Credit Facility. A one percent increase in the variable rate of interest on the Senior Credit Facility would increase interest expense by approximately $0.1 million annually.
Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 5 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
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
     The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as content increasingly converts to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives will be found in many CE products other than computers. In addition, we expect that the consumer market for multi-media applications, including audio-video products, incorporating high capacity, and handheld consumer storage will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging.
     Moreover, some devices, such as personal video recorders and digital video recorders, or some new PC operating systems which allow greater consumer choice in levels of functionality, therefore allowing for greater market differentiation, may require attributes not currently offered in our products, resulting in a need to expend capital to develop new interfaces, form factors, technical specifications or hard drive features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in continuing to deploy our hard drive technology and expertise to develop new products for the emerging CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.
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
     Historically, the industry has experienced periods of variable areal density growth rates. When the rate of areal density growth increases, the rate of increase may exceed the increase in our customers’ demand for aggregate storage capacity. Furthermore, our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied with lower capacity hard drives at lower prices, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our results of operations.
A low cost structure is critical to our operating results and increased costs may adversely affect our operating margins and shortages of commodity materials, or use by other industries of materials used in the hard drive industry, may increase our cost structure.
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
     There are costs for certain commodity materials, an increase in which increases our costs of manufacturing and transporting hard drives and key components. For example, shortages of materials such as steel, aluminum and precious metals increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. The variability in the cost of oil also affects our costs and may result in lower operating margins if we are unable to pass increased costs through to our customers.
     Additionally, there are certain limited supply materials, like the metals neodymium and ruthenium, which are used in the manufacturing of hard drive components. If other high volume industry demands for any of these materials increase, our costs will increase which could have an adverse affect on our operating margins.

Changes in product life cycles could adversely affect our financial results.
     Product life cycles lengthened over the four years beginning in calendar year 2002 due in large part to a decrease in the rate of hard drive areal density growth. However, with the use of perpendicular recording in hard drives beginning in calendar year 2006, especially in sub-3.5-inch form factors, we anticipate that the life cycle of these products may shorten. If product life cycles lengthen, we may need to develop new technologies or programs to reduce our costs on any particular product to maintain competitive pricing for that product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. If product life cycles shorten, it may be more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.
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
     Certain components are available from a limited number of suppliers. Because we depend on a limited number of suppliers for certain hard drive components and manufacturing equipment, each of the following could significantly harm our operating results:
•	an increase in the cost of such components or equipment;

•	an extended shortage of required components or equipment;

•	consolidation of key suppliers;

•	failure of a key supplier’s business process; or

•	the failure of key suppliers to remain in business, to remain an independent merchant supplier, to adjust to market conditions, or to meet our quality, yield or production requirements.
     Our future operating results may also depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volumes to meet our production requirements. A number of the components that we use are available from only a single or limited number of qualified outside suppliers, and may be used across multiple product lines. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries, resulting in a supply reduction, or a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. For example, in the last year the hard drive industry faced a tightness in the availability of materials used in the manufacture of magnetic components, such as heads, media and magnets. If we are unable to obtain sufficient quantities of materials used in the manufacture of magnetic components, or other necessary components, we may experience production delays which could cause us loss of revenue. If a component becomes unavailable, we could suffer significant loss of revenue.
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
Our high-volume hard drive manufacturing facilities, and the manufacturing facilities of many of our suppliers, are in Malaysia and Thailand, which subjects us to the risk of damage or loss of any of these facilities and localized risks to personnel in these locations.
     Our high-volume hard drive manufacturing facilities, as well as the manufacturing facilities of a substantial portion of our suppliers, are in Malaysia and Thailand. A fire, flood, earthquake or other disaster, condition or event such as a power outage, political instability or civil unrest that adversely affects any of these facilities or our ability to manufacture could limit the total volume of hard drives we are able to manufacture and result in a loss of sales and revenue and harm our operating results. Similarly, a localized health risk affecting our personnel in Malaysia and Thailand, such as a new pandemic influenza in Asia Pacific, could impair the total volume of hard drives that we are able to manufacture.
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
Our operating results will be adversely affected if we fail to optimize the overall quality, time-to-market and time-to-volume of new and established products.
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
our operating results will be adversely affected.
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
     We warrant the majority of our products for periods of one to five years. We test our hard drives in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers, and we may lose market share with our customers, including our OEM customers.
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
     The hard drive industry has experienced consolidation over the past several years. Consolidation by our competitors may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. Additionally, continued industry consolidation may lead to uncertainty in areas such as component availability, which could negatively impact our cost structure.

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
Some of our competitors with diversified business units outside the hard drive industry periodically sell disk drives at prices that we cannot profitably match.
     Some of our competitors earn a significant portion of their revenue from business units outside the hard drive industry. Because they do not depend solely on sales of hard drives to achieve profitability, they periodically sell hard drives at lower prices and operate their hard drive business unit at a loss while still remaining profitable overall. In addition, if these competitors can increase sales of non-hard drive products to the same customers, they may benefit from selling their hard drives at low prices. Our results of operations may be adversely affected if we can not successfully compete with the pricing by these companies.
If we do not successfully expand into new hard drive markets and transition the features of our products, our business may suffer.
     To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch hard drives for the desktop, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard drives for the mobile, CE and external storage markets. However, demand for hard drives may shift to products in smaller other form factors, which our competitors may already offer. We entered into the sub-2.5-inch hard drive market with a 1.0-inch hard drive product, however the demand for the 1.0-inch form factor drive has been significantly less than our initial estimates of this market, thus impairing our ability to realize revenue and profit from this product.
     In addition, to handle higher data transfer rates, the PC and enterprise markets are transitioning from parallel interfaces, such as PATA and SCSI, to serial interfaces, such as SATA and SAS, respectively. We must effectively manage the transition of the features of our products to serial interfaces in order to remain competitive and cost effective. For example, in the PC market, we currently offer PATA and SATA products and must timely and efficiently manage both our manufacture of PATA products through their end of life and our ramp of SATA products and features. If we fail to successfully manage the transition from parallel interfaces to serial interfaces, our business may suffer.

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
     The CE markets that we are attempting to expand into have different seasonal pricing and volume demand cycles as compared to the PC market. By expanding into these markets, we become exposed to seasonal fluctuations that are different than, and in addition to, those of the PC market. For example, because the primary customer for products such as consumer handheld devices and game consoles are individual consumers, these markets experience a dramatic increase in demand during the winter holiday season. If we do not properly adjust our supply to new demand cycles such as this, we risk having excess inventory during periods of low demand and insufficient inventory during periods of high demand, therefore adversely affecting our operating results.
If we do not successfully continue to expand into the mobile market, or if we do not accurately predict the growth and demands of the mobile market, our business may suffer.
     We began shipping 2.5-inch form factor hard drives for the mobile market during calendar year 2004. If we are unable to successfully continue to expand into the mobile market, we would have a competitive disadvantage to companies that are successful in this regard, and our business and financial results could suffer. To increase the sale of our products in the mobile market, we must adapt to the differences between the desktop and mobile markets, such as different requirements, features and competitors. In addition, if we continue to incur significant costs in manufacturing and selling the 2.5-inch hard drives, and if we are unable to recover those costs from sales of the products, then we may not be able to compete successfully in this market and our operating results may suffer.
     Furthermore, if we do not accurately predict the future growth and demands of the mobile market, our business may suffer. For example, if the volume demand of the PC market shifts from desktop computers to mobile computers at a faster rate than we anticipate, we would be at a more significant competitive disadvantage to companies who have been more successful in the mobile market.
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
     While neither the 2006 Thai coup d’état nor recent terrorist bombings in Bangkok had any appreciable impact on our manufacturing operations, these events illustrate the risks associated with our foreign manufacturing operations and foreign marketing efforts and the importance to our business of stability in the countries in which we operate.
Terrorist attacks may adversely affect our business and operating results.
     The continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the financial and insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which we operate. Additionally, it is uncertain what impact the reactions to such acts by various governmental agencies and security regulators worldwide will have on shipping costs. Acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption or delays of our manufacturing capabilities or shipments of our products, our business, operating results and financial condition could be adversely affected.
Sudden disruptions to the availability of air freight could have an impact on our operations.
     We ship our products to our various customers via air freight. The sudden unavailability of air cargo operations used to ship our products would impair our ability to deliver our products in a timely and efficiently manner, which could adversely impact our operating results.
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
     The Thai Baht is a free floating currency while the Malaysian Ringgit exchange rate policy is one of a managed float. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward contracts. However, these contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place. Currently, we hedge the Thai Baht, Euro and British Pound Sterling with forward contracts.
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
     Our most recent evaluation resulted in our conclusion that as of December 29, 2006, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002, our disclosure controls and procedures were effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about repurchases by us of our common stock during the quarter ended December 29, 2006:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share(1)	Program	Program(2)
Sept. 30, 2006 — Oct. 27, 2006	2,359	(3)	$18.09	—	$135,922,313
Oct. 28, 2006 — Nov. 24, 2006	54,541	(3)	$21.41	—	$135,922,313
Nov. 25, 2006 — Dec. 29, 2006	1,787	(3)	$20.52	—	$135,922,313

Total	58,687		$21.25	—	$135,922,313

(1)	Average price paid per share excludes commission.

(2)	As announced on November 21, 2005, our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010.

(3)	Represents shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.
Our Senior Credit Facility prohibits us from paying cash dividends on our common stock.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on May 16, 2006)

10.16.2	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and Hossein M. Moghadam†*

10.18.6	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and John F. Coyne†*

10.22	Western Digital Corporation Executive Severance Plan, effective February 16, 2006†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION
Registrant

/s/ Stephen D. Milligan

Stephen D. Milligan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo

Joseph R. Carrillo Vice President and Corporate Controller (Principal Accounting Officer)
Date: February 6, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on May 16, 2006)

10.16.2	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and Hossein M. Moghadam†*

10.18.6	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and John F. Coyne†*

10.22	Western Digital Corporation Executive Severance Plan, effective February 16, 2006†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.