Form 10-Q
period 2007-03-30
WESTERN DIGITAL CORP
filed 2007-05-08
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
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
Large accelerated filer ☑          Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on May 4, 2007, 221.9 million shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX
     We have a 52- or 53-week fiscal year, which typically ends on the Friday nearest to June 30. However, approximately every six years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The quarters ended March 30, 2007 and March 31, 2006, were 13 weeks. Fiscal year 2006 was comprised of 52 weeks and ended on June 30, 2006. Fiscal year 2007 will be comprised of 52 weeks and will end on June 29, 2007. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
     We are a Delaware corporation that operates as the parent company of our hard drive business, Western Digital Technologies, Inc., which was formed in 1970.
     Our principal executive offices are located at 20511 Lake Forest Drive, Lake Forest, California 92630. Our telephone number is (949) 672-7000 and our web site is http://www.westerndigital.com. The information on our web site is not incorporated into this Quarterly Report on Form 10-Q.
     Western Digital®, WD®, the WD logo, WD Caviar®, WD Raptor®, WD Scorpio™, WD Passport® and WD My Book™ are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Mar. 30,	Jun. 30,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$704	$551
Short-term investments	171	148
Accounts receivable, net	715	481
Inventories	243	205
Advances to suppliers	77	80
Prepaid expenses and other	23	27

Total current assets	1,933	1,492
Property and equipment, net	672	549
Intangible and other assets	48	32

Total assets	$2,653	$2,073

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$851	$632
Accrued expenses	125	131
Accrued warranty	74	71
Current portion of long-term debt	14	25

Total current liabilities	1,064	859
Long-term debt	13	19
Other liabilities	40	38

Total liabilities	1,117	916
Commitments and contingent liabilities (Note 5) Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 226.3 and 221.7 shares, respectively	2	2
Additional paid-in capital	807	775
Accumulated comprehensive income	5	1
Retained earnings	742	391
Treasury stock — common shares at cost; 1.2 and 0.7 shares, respectively	(20)	(12)

Total shareholders’ equity	1,536	1,157

Total liabilities and shareholders’ equity	$2,653	$2,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Mar. 30,	Mar. 31,	Mar. 30,	Mar. 31,
	2007	2006	2007	2006
Revenue, net	$1,410	$1,129	$4,101	$3,256
Cost of revenue	1,188	911	3,406	2,631

Gross margin	222	218	695	625

Operating expenses:
Research and development	75	79	227	226
Selling, general and administrative	32	39	132	127

Total operating expenses	107	118	359	353

Operating income	115	100	336	272
Non-operating income:
Interest income	8	6	23	13
Interest and other expense	1	1	3	3

Total non-operating income	7	5	20	10

Income before income taxes	122	105	356	282
Income tax provision	1	3	4	7

Net income	$121	$102	$352	$275

Income per common share:
Basic	$.55	$.47	$1.60	$1.28

Diluted	$.53	$.45	$1.56	$1.23

Weighted average shares outstanding:
Basic	220	217	219	214

Diluted	226	227	226	223

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	NINE MONTHS ENDED
	Mar. 30,	Mar. 31,
	2007	2006
Cash flows from operating activities
Net income	$352	$275
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	149	116
Stock-based compensation	34	25
Deferred income taxes	3	—
Other non-cash items	—	5
Changes in:
Accounts receivable	(229)	(79)
Inventories	(38)	(25)
Accounts payable	209	22
Accrued expenses	(6)	(11)
Advances to suppliers	(10)	(60)
Prepaid expenses and other	—	(1)

Net cash provided by operating activities	464	267

Cash flows from investing activities
Capital expenditures	(238)	(198)
Purchases of short-term investments	(24)	(91)
Redemption of short-term investments	1	73

Net cash used in investing activities	(261)	(216)

Cash flows from financing activities
Issuance of common stock under employee plans	17	68
Repurchase of common stock	(29)	(44)
Repayment of long-term debt	(38)	(17)

Net cash (used in) provided by financing activities	(50)	7

Net increase in cash and cash equivalents	153	58
Cash and cash equivalents, beginning of period	551	485

Cash and cash equivalents, end of period	$704	$543

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8	$5
Cash paid during the period for interest	$3	$2

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$21	$15
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accounting policies followed by Western Digital Corporation (“the Company”) are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
     Company management makes estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with GAAP. These estimates and assumptions are applied using methodologies that are consistent throughout the periods presented. However, actual results can differ from these estimates. The Company makes adjustments to these estimates and assumptions in subsequent reporting periods as more current information becomes available.
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

	NINE MONTHS ENDED
	Mar. 31, 2006
	Current	Previous
	Classification	Classification
Changes in accounts payable	$22	$30
Net cash provided by operating activities	267	275
Capital expenditures	(198)	(206)
Net cash used in investing activities	(216)	(224)
2. Supplemental Financial Statement Data
Inventories

	Mar. 30,	Jun. 30,
	2007	2006
	(in millions)
Inventories:
Raw materials and component parts	$12	$23
Work in process	86	62
Finished goods	145	120

Total inventories	$243	$205

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. This accrual is based on estimated future returns within the warranty period and costs to repair, using factory test data, historical field returns and current repair costs by product type. Return rate and repair cost estimates are

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
reviewed quarterly and updated to reflect management’s current assessment of the impact of current results on prior expectations. If actual product return trends or costs to repair returned products demonstrate significant differences from expectations, a change in the warranty accrual is made. Changes in the warranty accrual for the three and nine months ended March 30, 2007 and March 31, 2006 were as follows (in millions):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Mar. 30,	Mar. 31,	Mar. 30,	Mar. 31,
	2007	2006	2007	2006
Warranty accrual, beginning of period	$88	$95	$89	$92
Charges to operations	19	18	55	59
Utilization	(14)	(14)	(38)	(34)
Changes in estimate related to pre-existing warranties	(3)	(3)	(16)	(21)

Warranty accrual, end of period	$90	$96	$90	$96

     Accrued warranty also includes amounts classified in non-current liabilities of $16 million at March 30, 2007, $18 million at June 30, 2006, and $18 million at March 31, 2006.
3. Income per Share
     The Company computes basic income per share using the net income and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include certain dilutive outstanding employee stock options, employee stock purchase plan shares and restricted stock awards.
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Mar. 30,	Mar. 31,	Mar. 30,	Mar. 31,
	2007	2006	2007	2006
Net income	$121	$102	$352	$275

Weighted average shares outstanding:
Basic	220	217	219	214
Employee stock options and other	6	10	7	9

Diluted	226	227	226	223

Income per common share:
Basic	$.55	$.47	$1.60	$1.28

Diluted	$.53	$.45	$1.56	$1.23

Antidilutive common share equivalents excluded	2	1	2	4

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation of diluted shares outstanding.
4. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three and nine months ended March 30, 2007, the Company charged to expense $5 million and $14 million, respectively, for stock-based compensation related to options issued under stock option and ESPP plans, compared to $5 million and $14, respectively, in the comparative prior year periods. At March 30, 2007, total compensation cost related to unvested stock options and ESPP issued to employees but not yet recognized was $29 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.2 years.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value Disclosures
     The fair value of stock options granted during the three and nine months ended March 30, 2007 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the nine months ended March 30, 2007 was estimated using the following weighted average assumptions:

	THREE MONTHS	NINE MONTHS
	ENDED	ENDED
	Mar. 30,	Mar. 30,
	2007	2007
Suboptimal exercise factor	1.63	1.63
Range of risk-free interest rates	4.48% to 4.91%	4.48% to 5.00%
Range of expected stock price volatility	0.40 to 0.77	0.40 to 0.79
Weighted average expected volatility	0.59	0.61
Post-vesting termination rate	5.38%	5.34%
Expected term (in years)	5.47	5.36
Dividend yield	—	—
Fair value	$8.07	$8.26
     The fair value of ESPP shares issued are estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1, except for the initial offering period, which began on December 15, 2005. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 30, 2007.
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 30, 2006	12.4	$10.65
Granted	0.1	17.26
Exercised	(0.2)	9.47
Canceled or expired	(0.1)	11.62

Options outstanding at September 29, 2006	12.2	$10.73	5.9	$102

Granted	1.0	19.52
Exercised	(0.9)	8.46
Canceled or expired	(0.3)	18.98

Options outstanding at December 29, 2006	12.0	$11.50	6.1	$116

Granted	0.3	19.04
Exercised	(1.0)	8.17
Canceled or expired	(0.0)	19.73

Options outstanding at March 30, 2007	11.3	$11.95	5.8	$71

Exercisable at March 30, 2007	7.3	$10.25	4.4	$58

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of March 30, 2007, the Company had options outstanding to purchase an aggregate of 9 million

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $71 million. During the three and nine months ended March 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $11 million and $24 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised under the Company’s stock option plans during the three and nine months ended March 31, 2006, was $51 million and $79 million, respectively.
Deferred Stock Compensation
     The Company granted approximately 1.8 million shares of restricted stock during the nine months ended March 30, 2007. The aggregate market value of these awards was $34 million. As of March 30, 2007, the aggregate unamortized fair value of all unvested restricted stock awards was $45 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 3.6 years. For the three and nine months ended March 30, 2007, the Company charged to expense approximately $8 million and $20 million, respectively, related to restricted stock awards that were vested during the period, compared to $4 million and $10 million, respectively, in the comparative prior year periods. Of the $8 million expense during the third quarter of fiscal 2007, approximately $5 million represented the incremental cost from the modification of stock awards granted prior to fiscal 2007.
5. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, beyond that provided at March 30, 2007, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such results, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
     Since the Company’s announcement on July 27, 2006 that it was conducting a company-initiated, voluntary review of its historical stock option grants, several purported derivative actions were filed nominally on behalf of the Company against certain current and former directors and officers of the Company in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Orange. These complaints collectively assert claims for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, constructive fraud, waste of corporate assets, unjust enrichment, rescission, breach of contract, violation of the California Corporations Code, abuse of control, gross mismanagement, and constructive trust in connection with the Company’s option granting practices. The complaints seek unspecified monetary damages and other relief against the individual defendants and certain governance reforms affecting the Company. The Company is named solely as a nominal defendant in each action. The Company has joined or intends to join the other defendants in filing motions to dismiss each action.
6. New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.
     In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the effects of financial statement misstatements from prior year uncorrected errors on the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of SAB 108 will have on its consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2006.
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
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	growth in demand for hard drives in the desktop, mobile, enterprise and consumer electronics markets and factors contributing to such growth;

•	our expansion into new hard drive markets, such as consumer electronics, retail, and enterprise, and into emerging geographic markets;

•	increase in our sales of notebook hard drives and our on-going volume ramp of our Scorpiotm 2.5-inch hard drives;

•	acceptance and emergence of the SATA and SAS interfaces in the enterprise market;

•	increase in demand for higher capacity hard drives as a result of growth in the CE market;

•	growth in worldwide demand for external hard drives;

•	our planned use of new recording technologies;

•	expectations regarding our financial results for the fourth quarter, traditional seasonal demand trends and price declines for the hard drive industry;

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs; and

•	beliefs regarding our operating performance and general industry conditions and their impacts on the realization of our deferred tax assets and the need to reduce all or a portion of our valuation allowance.
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
     We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems and consumer electronics (“CE”) devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage and storage area networks. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), satellite and cable set-top boxes, MP3 players, and USB thumb drives. We also sell our hard drives as stand-alone storage products and integrate them into our own WD-branded external storage products for purposes such as personal data backup and portable or expanded storage of digital music, photography, video, and other data.
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch, 2.5-inch and 1.0-inch form factor drives. The 3.5-inch form factor drives have capacities ranging from 36 gigabytes (“GB”) to 500 GB, nominal rotation speeds of 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). The 2.5-inch form factor drives have capacities ranging from 40 GB to 160 GB, a nominal rotation speed of 5,400 RPM, and offer both the EIDE and SATA interfaces. Our 1.0-inch form factor drive, with 6 GB capacity, has a nominal rotation speed of 3,600 RPM and uses the CompactFlash® interface.
     We assemble hard drives in Malaysia and Thailand. We also design and manufacture a substantial portion of our required magnetic heads, head gimbal assemblies and head stack assemblies in Fremont, California and Bang Pa-In, Thailand. For geographical financial data, see Part II, Item 8, Note 10 in the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2006.
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
     We entered the mobile computing segment of the PC market in the first quarter of 2005, commencing volume production of our WD Scorpio™ family of 2.5-inch hard drives for notebook computers. We expect the mobile market, which is primarily notebook computers, to continue to grow faster than the desktop or enterprise markets in the next three years. We believe that the demand for mobile drives has grown from approximately 16% of the overall hard drive market in 2003 to 27% of the overall hard drive market in 2006. As the mobile market evolves to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, reliability, execution, flexibility, and competitive cost structures on their hard drive suppliers. These are the same attributes that have mattered for many years to customers in the high-volume desktop market. In addition to the mobile market, 2.5-inch hard drives are also being utilized in portable storage devices, certain enterprise applications and in game consoles.
     The enterprise market for hard drives focuses on customers that make workstations, servers, network attached storage devices, storage area networks, and other computing systems or subsystems. We serve this market with hard drives using the SATA interface, which is similar in performance in some applications to the Small Computer Systems Interface (“SCSI”), but more cost effective than SCSI. We believe that the enterprise market has two distinct sectors: a marketplace for high-performance enterprise hard drives and a marketplace for high capacity enterprise hard drives. We believe that acceptance of SATA in both of these enterprise market sectors is growing. The emergence of a new interface, Serial Attached SCSI (“SAS”), the storage systems of which interconnects with SATA hard drives, is expected to offer new business opportunities for WD’s high-capacity and high-performance SATA drives. Additionally, we offer high-capacity, high reliability Enhanced Integrated Drive Electronics (“EIDE”) enterprise products to service video surveillance and similar EIDE-based systems.
     The use of hard drives in CE products or at storage intensive hosts that distribute CE content has been a major growth area for the hard drive industry in recent years. The three largest segments of this market today are: (1) digital television content in applications such as DVRs and DVD recorders; (2) audio content in applications such as consumer handheld devices, such as MP3 players; and (3) game consoles. As all of these CE applications become increasingly sophisticated, they are taking on greater and more diverse content from a variety of hard drive intensive hosts. Since 1999, DVRs have been available for use in home entertainment systems. They offer enhanced capabilities such as pausing live television, simplifying the process of recording, cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. The market for DVR products favors larger capacity hard drives in the 3.5-inch form factor, and continues to grow in Japan, North America, and Europe. We believe growth in this market will continue to build demand for higher capacity hard drives. Hard drives with 1.8-inch or 1.0-inch form factors primarily address the consumer handheld device and portable external storage markets. The majority of hard drives used in portable media players that play both digital audio and video content are the 1.8-inch form factor. Game consoles that include hard drives primarily use the 2.5-inch form factors.
     The branded products storage market features external and internal hard drives that are sold directly to end customers through retail store fronts and online stores. Our branded products include the WD My Book™ and WD Passport® portable external storage families, which are WD branded PC/Mac peripheral-style enclosures housing 3.5- or 2.5-inch internal hard drives and using FireWire™, USB 2.0, External SATA and Ethernet network connections; and internal hard drives that are packaged as installation kits with the WD brand. We believe the worldwide demand for external hard drives is growing, spurred by consumers’ expanding use of digital content in the form of photographs, video and music, all of which demand large amounts of storage and back-up, and by an increasingly mobile workforce requiring secure storage of their files in a portable or remotely accessible device.
Third Quarter Overview
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	Mar. 30,		Mar. 31,		Mar. 30,		Mar. 31,
	2007		2006		2007		2006
Net revenue	$1,410	100.0%	$1,129	100.0%	$4,101	100.0%	$3,256	100.0%
Gross margin	222	15.8	218	19.3	695	17.0	625	19.2
Total operating expenses	107	7.6	118	10.4	359	8.8	353	10.8
Operating income	115	8.2	100	8.9	336	8.2	272	8.4
Net income	121	8.6	102	9.1	352	8.6	275	8.4
     The following is a summary of our financial performance for the third quarter of 2007:
•	Our net revenue for the third quarter of 2007 totaled $1.4 billion, an increase of 25% over the prior year’s third quarter.

•	During the March quarter, 47% of our revenue was derived from newer, non-desktop markets, including notebook computers, CE products, enterprise applications, and WD branded product sales, as compared to 29% in the prior year.

•	Unit shipments increased by 30% over the prior year to 24.5 million.

•	Gross margin declined to 15.8%, compared to 19.3% for the prior year’s third quarter, due to a more competitive pricing environment.

•	Operating income for the March quarter was $115 million, an increase of 15% over the prior year’s third quarter.

•	We generated $164 million in cash flow from operations and we finished the quarter with $875 million in cash, cash equivalents and short-term investments.
     We expect demand for the June quarter to be down slightly from the seasonally stronger March quarter. Our gross margin percentage is anticipated to ease from the March quarter given typical seasonal factors.
Results of Operations
Net Revenue

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
(in millions, except	Mar. 30,	Mar. 31,	Percentage	Mar. 30,	Mar. 31,	Percentage
percentages & ASP)	2007	2006	Change	2007	2006	Change
Net revenue	$1,410	$1,129	25%	$4,101	$3,256	26%
Unit shipments	24.5	18.8	30%	71.7	54.0	33%
ASP (per unit)	$58	$60	(3)%	$57	$60	(5)%

Revenues by Geography (%)
Americas	36%	39%		36%	36%
Europe	29	27		30	30
Asia	35	34		34	34

Revenues by Channel (%)
OEM	47%	53%		48%	55%
Distributors	34	40		36	38
Branded products	19	7		16	7

Revenues by Product (%)
Desktop computers	53%	71%		58%	73%
Non-desktop sources	47	29		42	27
     For the quarter ended March 30, 2007, net revenue was $1.4 billion, an increase of 25% over the quarter ended March 31, 2006. Total unit shipments increased to 24.5 million for the third quarter of 2007 as compared to 18.8 million for the third quarter of 2006. For the nine months ended March 30, 2007, net revenue was $4.1 billion, an increase of 26% over the nine months ended March 31, 2006. Total unit shipments increased to 71.7 million for the nine months ended March 30, 2007, as compared to 54.0 million for the same period during 2006. These unit and revenue increases resulted from higher overall demand for hard drives and an increase in our market share, in part due to our continuing diversification into non-desktop markets. For example, we shipped 3.7 million 2.5-inch mobile drives in the third quarter of 2007 as compared to 1.4 million units in the third quarter of 2006. We shipped 2.6 million units to the DVR market in the third quarter of 2007 as compared to 1.7 million units in the third quarter of 2006. For the nine-month period, we shipped 8.5 million units of 2.5-inch mobile drives compared to 3.8 million the year before, and we shipped 7.7 million units to the DVR market compared to 4.5 million the year before. In addition, revenue from branded products increased to $266 million for the three months ended March 30, 2007, as compared to $85 million for the prior year’s comparable period. Revenue from branded products for the nine months ended March 30, 2007 was $642 million, compared to $228 million for the nine months ended March 31, 2006.

     Average selling prices (“ASPs”) for the third quarter of 2007 were approximately $2 lower than the prior year due to normal technology industry price declines. These price declines were partially offset by an increase in sales of higher capacity products, due in part to an increase in sales of branded products. For the quarter ended March 30, 2007, branded products represented 19% of revenues as compared to 7% for the year-ago quarter. This increase is attributable to the growing worldwide acceptance of our WD My Book™ and WD Passport® external digital storage appliances. On a combined basis, revenue from non-desktop markets comprised 47% of total revenue for the quarter ended March 30, 2007 as compared to 29% for the year-ago quarter.
     Changes in revenue by geography, by channel and by customer generally reflect normal fluctuations in market demand and competitive dynamics. In addition, our percentage of net revenue by channel was impacted by the significant increase in sales of our WD branded products as compared to the prior year. Furthermore, for the three months ended March 30, 2007, we had no customers that represented 10%, or more, of our revenue. However, for the nine months ended March 30, 2007, we had one customer that represented 10% of our revenue.
Gross Margin

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
(in millions,	Mar. 30,	Mar. 31,	Percentage	Mar. 30,	Mar. 31,	Percentage
except percentages)	2007	2006	Change	2007	2006	Change
Net revenue	$1,410	$1,129	25%	$4,101	$3,256	26%
Gross margin	222	218	2	695	625	11
Gross margin %	15.8%	19.3%		17.0%	19.2%
     For the three months ended March 30, 2007, gross margin as a percentage of sales declined 350 basis points from the prior year quarter. For the nine-month period, gross margin percentage declined 220 basis points from the prior year. These results reflect a more competitive pricing environment in the notebook, desktop and consumer electronics markets as compared to the prior year. These decreases were partially offset by an increase in sales of higher capacity products, including branded products, ongoing cost reduction efforts and manufacturing efficiencies.
     Gross margin included favorable adjustments to our warranty accrual of $3 million for the quarter ended March 30, 2007 and $3 million for the quarter ended March 31, 2006. Gross margin for the nine-month periods ended March 30, 2007 and March 31, 2006 included favorable adjustments to our warranty accrual of $16 million and $21 million, respectively. These favorable adjustments relate to lower customer returns and ongoing improvements in repair costs.
Operating Expenses

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
(in millions,	Mar. 30,	Mar. 31,	Percentage	Mar. 30,	Mar. 31,	Percentage
except percentages)	2007	2006	Change	2007	2006	Change
R&D expense	$75	$79	(5)%	$227	$226	0.4%
SG&A expense	32	39	(17)	132	127	4

Total operating expenses	107	118	(9)	359	353	2

     Research and development (“R&D”) expense was $75 million for the three months ended March 30, 2007 compared to $79 million for the three months ended March 31, 2006. For the nine months ended March 30, 2007, R&D expense was $227 million, compared to $226 million for the nine months ended March 31, 2006. These differences were primarily related to expenditures for new product development, offset by lower variable incentive compensation accruals.
     Selling, general and administrative (“SG&A”) expense was $32 million for the three months ended March 30, 2007, a decrease of $7 million from the prior year’s comparable period. SG&A expense for the period ended March 30, 2007 included a $13 million recovery related to a receivable previously deemed uncollectible. This was partially offset by a $4 million increase in stock-based compensation expense. For the nine months ended March 30, 2007, SG&A expense was $132 million, an increase of $5 million from the prior year’s comparable period. This increase reflects approximately $4.6 million of expenses associated with the independent stock option investigation, which concluded during the second quarter of 2007.

Interest Income
     Interest income was $8 million for the March quarter, an increase of $2 million over the March quarter from the prior year. For the nine months ended March 30, 2007, interest income increased to $23 million compared to $13 million for the same period in the prior year. These increases resulted from higher average daily invested cash balances for the period and an increase in the rates of return on our investments due to an increase in interest rates compared to the prior year.
Income Tax Provision
     Our income tax provision for the three months ended March 30, 2007 was $1.3 million, or approximately 1% of income before taxes. For the nine months ended March 30, 2007, the income tax provision was $4.2 million, or 1.2% of income before taxes. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2022 and the partial utilization of net operating loss carryforwards. We currently anticipate the fiscal 2007 effective tax rate to be approximately 2%. However, our quarterly effective tax rate may fluctuate given changes in the valuation of deferred tax assets as we update our estimates of future taxable income. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance to record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The realization of our deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions, primarily in the U.S., in future periods through the end of the third quarter of fiscal 2009. A two-year period is used due to the difficulty in accurately projecting income for longer periods of time given the cyclical nature of our industry. This assumption may change in the future based on fluctuating industry or company conditions. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we update our estimates of future income or re-evaluate the two-year assumption. The impact of such updates was not material to the tax provision for the nine months ended March 30, 2007.
Liquidity and Capital Resources
     Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A portion of our funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. We ended the third quarter of 2007 with total cash, cash equivalents and short-term investments of $875 million, an increase of $176 million from June 30, 2006. The following table summarizes our statements of cash flows for the nine months ended March 30, 2007 and March 31, 2006 (in millions):

	NINE MONTHS ENDED
	Mar. 30,	Mar. 31,
	2007	2006
Net cash flow provided by (used in):
Operating activities	$464	$267
Investing activities	(261)	(216)
Financing activities	(50)	7

Net increase in cash and cash equivalents	$153	$58

Operating Activities
     Net cash provided by operating activities during the nine months ended March 30, 2007 was $464 million as compared to $267 million during the nine months ended March 31, 2006. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital changes was $74 million for the nine months ended March 30, 2007 as compared to net cash used to fund working capital changes of $154 million for the prior year. This decrease in net cash used to fund working capital was primarily due to repayments of advances previously made to our suppliers.

     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the nine months ended March 30, 2007 and March 31, 2006 were as follows:

	NINE MONTHS ENDED
	Mar. 30,	Mar. 31,
	2007	2006
Days sales outstanding	44	39
Days in inventory	19	18
Days payables outstanding	(64)	(63)

Cash conversion cycle	(1)	(6)

     Our days sales outstanding (“DSOs”) for the nine months ended March 30, 2007 increased by five days from the prior year comparative period. This increase was partially due to the discontinuance of an early pay program with one of our larger customers and a change in the timing of product shipments as compared to the prior year. In addition, the change in DSOs reflects increasing sales to branded products’ customers and other customers who have longer payment terms. We expect DSOs to continue to be impacted by these changes in customer mix.
     From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors’ payment term accommodations.
Investing Activities
     Net cash used in investing activities for the nine months ended March 30, 2007 was approximately $261 million as compared to $216 million for the nine months ended March 31, 2006. Investment activities in the current nine-month period included capital expenditures of $238 compared to $198 million for the prior year period. The increase in capital expenditures consists primarily of equipment purchased to support our investments in advanced head technologies, new product platforms and capacity for our broadening and growing product portfolio.
     For fiscal 2007, capital additions are currently expected to be approximately $400 million. Depreciation and amortization expense for fiscal 2007 is expected to approximate $210 million.
Financing Activities
     Net cash used in financing activities for the nine months ended March 30, 2007 was $50 million as compared to net cash from financing activities of $7 million in the prior year. Net cash used in financing activities for the nine months ended March 30, 2007 consisted of $38 million and $29 million utilized for debt repayment and repurchase of our common stock, respectively, offset by $17 million received upon exercise of outstanding employee stock options. Net cash provided by financing activities for the nine months ended March 31, 2006 consisted primarily of $68 million received from issuance of stock under employee stock option and purchase plans, offset by $44 million used to repurchase our common stock and $17 million used for debt repayments.
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
Capital Commitments
     Line of Credit — We have a $125 million credit facility (“Senior Credit Facility”) with a termination date of September 20, 2009. The facility allows for a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan. The facility is secured by our accounts receivable, inventory, 65% of our stock in our foreign subsidiaries and other assets. The term loan balance was paid in full as of March 30, 2007. The average variable rate on our term loan for the three months ended March 30, 2007 was 7.08%. At March 30, 2007, $123.5 million was available for borrowing under the revolving credit line and we had $1.5 million in outstanding letters of credit. As of March 30, 2007, we were in compliance with all covenants related to the Senior Credit Facility.

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
     We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. In conjunction with these agreements, we have advanced approximately $102 million, net of repayments, related to future purchase commitments, of which $25 million has been classified as a long-term asset at March 30, 2007.
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Capital Commitments” in our Annual Report on Form 10-K for the year ended June 30, 2006, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts.
     We enter into, from time to time, other long-term purchase agreements for components with certain vendors. Generally, future purchases under these agreements are not fixed and determinable as they depend on our overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
     Forward Exchange Contracts — We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, of this Quarterly Report on Form 10-Q under the heading “Disclosure About Foreign Currency Risk,” for our current forward exchange contract commitments.
     Indemnifications — In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, products or services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.
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
     Stock Repurchase Program — Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010. We expect stock repurchases to be funded principally by operating cash flows. Since the inception of our stock repurchase program through May 4, 2007, we have repurchased 11.7 million shares for a total cost of $143 million (including commissions). We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     We believe our current cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs through the foreseeable future. There can be no assurance that our Senior Credit Facility will continue to remain available. Also, our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q. We currently anticipate that we will continue to utilize our liquidity and cash flows to improve the efficiency and capability of our existing hard drive and head manufacturing operations.

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
Revenue and Accounts Receivable
     In accordance with standard industry practice, we have agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. In accordance with current accounting standards, we recognize revenue upon delivery to OEMs, ODMs and resellers and record a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. We base these adjustments on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard drives declines significantly, we may have to increase sell-through incentive payments to resellers, resulting in an increase in our allowances, which could adversely impact operating results.
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
     We establish provisions against revenue and cost of revenue for sales returns in the same period that the related revenue is recognized. We base these provisions on existing product return notifications. If actual sales returns exceed expectations, an increase in the sales return accrual would be required, which could negatively affect operating results.
Warranty
     We record an accrual for estimated warranty costs when revenue is recognized. Warranty covers costs of repair or replacement of the hard drive over the warranty period, which generally ranges from one to five years. We have comprehensive processes with which to estimate accruals for warranty, which include specific details on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If product quality metrics or costs to repair returned products demonstrate significant differences from expectations, a change in the warranty provision is made. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements, included of this Quarterly Report on Form 10-Q.
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

Litigation and Other Contingencies
     We apply Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose material contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements, included of this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
Income Taxes
     We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The realization of our deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in future periods through the end of the third quarter of fiscal 2009. A two-year period is used due to the difficulty in accurately projecting income for longer periods of time given the cyclical nature of our industry. This assumption may change in the future based on fluctuating industry or company conditions. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters when we update our estimates of future income or re-evaluate the two-year assumption.
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
New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.
     In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the effects of financial statement misstatements from prior year uncorrected errors on the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. Dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed six months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, the Euro and the British Pound Sterling. Thai Baht contracts are designated as cash flow hedges. All other contracts are designated as fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2006.
     As of March 30, 2007, we had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	March 30, 2007
	Contract	Weighted Average	Unrealized
	Amount	Contract Rate *	Gain
Foreign currency forward contracts:
Thai Baht	$254.9	34.28	$5.0
Malaysian Ringgit	50.9	3.46	—
British Pound Sterling	2.8	0.51	—
Euro	1.4	0.75	—

*	Expressed in units of foreign currency per U.S. dollar.
     During the nine-month periods ended March 30, 2007 and March 31, 2006, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk
     At our option, borrowings under the Senior Credit Facility would bear interest at either LIBOR (with option periods of one to three months) or a base rate, plus a margin. If LIBOR or the base rate increases, our interest payments would also increase. At March 30, 2007, there were no borrowings under the Senior Credit Facility.
Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 5 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
     We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2006, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
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
     In addition, although we receive forecasts from our customers, they are not obligated to purchase the forecasted amounts. In particular, sales volumes in the distribution channel are volatile and harder to predict than sales to our OEM or ODM customers. We consider these forecasts in determining our component needs and our inventory requirements. If we fail to accurately forecast our customers’ product demands, we may have inadequate or excess inventory of our products or components, which could adversely affect our operating results.
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
     Additionally, there are certain limited supply materials, like the metals neodymium and ruthenium, which are used in the manufacturing of hard drive components. If other high volume industry demands for any of these materials increase, our costs may increase which could have an adverse affect on our operating margins.

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
     Storage capacity of the hard drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of magnetic bits that can be stored on the recording surface of the disk. Generally, the higher the areal density, the more information can be stored on a single platter. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, because increasing areal density has become more difficult in the hard drive industry, such increases may require increases in component costs and other opportunities to reduce costs may not continue at historical rates. Additionally, increases in areal density may require us to make further capital expenditures on items such as new testing equipment needed as a result of an increased number of GB per platter. Our inability to achieve cost reductions could adversely affect our operating results.
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
     Certain components are available from a limited number of suppliers. Because we depend on a limited number of suppliers for certain hard drive components and manufacturing equipment, each of the following could significantly harm our operating results:
•	an increase in the cost of such components or equipment;

•	an extended shortage of required components or equipment;

•	consolidation of key suppliers, such as the acquisition of Brilliant Manufacturing Limited by Nidec Corporation, the acquisition of Agere Systems Inc. by LSI Logic Corporation, and the planned acquisition of Alps Electric Co. Ltd.’s magnetic device division’s assets and related intellectual property by TDK Corp;

•	failure of a key supplier’s business process; or

•	the failure of key suppliers to remain in business, to remain independent merchant suppliers, to adjust to market conditions, or to meet our quality, yield or production requirements.
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
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions or when our component needs change. In addition, we have entered into contractual commitments with component suppliers, such as suppliers of media, and may enter into contractual commitments with other component suppliers, in an effort to increase and stabilize the supply of those components, and enable us to purchase such components at favorable prices. Some of these commitments require or may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier, however these commitments may not result in a satisfactory increase or stabilization of the supply of such components.
Our high-volume hard drive manufacturing facilities, and the manufacturing facilities of many of our suppliers, are concentrated in Asia, which subjects us to the risk of damage or loss of any of these facilities and localized risks to personnel in these locations.
     Our high-volume hard drive manufacturing facilities are in Malaysia and Thailand and the manufacturing facilities of many of our suppliers are in Asia. A condition or event such as political instability, civil unrest or a power outage, or a fire, flood, earthquake or other disaster that adversely affects any of these facilities or our ability to manufacture could limit the total volume of hard drives we are able to manufacture and result in a loss of sales and revenue and harm our operating results. Similarly, a localized health risk affecting our personnel or the personnel of our suppliers, such as a new pandemic influenza in Asia, could impair the total volume of hard drives that we are able to manufacture.
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
     We regularly engage in new product qualification with our customers. To be considered for qualification, we must be among the leaders in time-to-market with our new products. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume OEMs, which continue to consolidate their share of the PC and CE markets. If product life cycles continue to be extended due to a decrease in the rate of areal density growth, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could harm our competitive position. These risks are increased because we expect cost improvements and competitive pressures to result in declining gross margins on our current generation products.
We are subject to risks related to product defects, which could result in product recalls and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.
     We warrant the majority of our products for periods of one to five years. We test our hard drives in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers, and we may lose market share with our customers, including our OEM and ODM customers.
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
     Higher capacity storage needs have typically been better served by magnetic hard drives than flash memory as hard drive manufacturers can offer better value at high capacities, while lower capacity needs have been successfully served by solid state storage such as flash memory technology. Advances in magnetic, optical, semiconductor or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. If we fail to be cost competitive against flash memory, we could be at a competitive disadvantage to competitors using semiconductor technology. For example, flash memory recently achieved improvements in their cost structure and reduced their pricing, thus more effectively competing with our 1.0-inch hard drive product. If we are unable to lower the cost structure of future generations of sub-2.5-inch form factor hard drive products through technology advances such as increased storage capacity, this product category could be at a competitive disadvantage to flash technology.
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
     To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch hard drives for the desktop, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard drives for the mobile, CE and external storage markets. However, demand for hard drives may shift to products in smaller other form factors, which our competitors may already offer. We entered into the sub-2.5-inch hard drive market with a 1.0-inch hard drive product, however the demand for the 1.0-inch form factor drive has been significantly less than our initial estimates of this market, thus impairing our ability to realize revenue and profit from this product. Further expansion into other hard drive markets and resulting increases in volume capacity requirements may require us to make additional capital investments.
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
Selling to the retail market has become an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.
     We sell our branded products directly to a select group of major retailers, for example, computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at major retailers, which could result in lower revenues. If we fail to successfully maintain a customer preference for Western Digital brand products or fail to successfully expand into multiple channels, our operating results may be adversely affected. In certain markets, we are trying to grow market share, and in the process may face strong competition, which could result in lower gross margins. We will continue to introduce new products in the retail market that incorporate our disk drives. There can be no assurance that these products will gain market acceptance, and if they do not, our operating results could suffer.
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

Sudden disruptions to the availability of freight lanes could have an impact on our operations.
     We ship the majority of our products to our various customers via air freight. The sudden unavailability of air cargo operations used to ship our products would impair our ability to deliver our products in a timely and efficiently manner, which could adversely impact our operating results. We also ship our product via ocean freight, and events or conditions at shipping ports, such as labor difficulties or disputes, could also impact our operating results by impairing our ability to timely and efficiently deliver these products.
We face litigation risks relating to our historical stock option grants that could have a material adverse effect on the operation of our business.
     Several purported derivative actions were filed nominally on our behalf against certain of our current and former directors and officers in connection with our historical stock option granting practices. See Part II, Item 1, “Legal Proceedings” for a more detailed description of these proceedings. We are and may in the future be subject to other litigation or government investigations arising in connection with such option practices. These proceedings may be time-consuming, expensive and disruptive to normal business operations, and the outcome of any such proceeding is difficult to predict. The defense of such lawsuits or investigations could result in significant expense and the diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance.
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
     We evaluate notices of alleged patent infringement and notices of patents from patent holders that we receive from time to time. If claims or actions are asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. In addition, we may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would increase our costs and harm our operating results.
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
     The Thai Baht is a free floating currency while the Malaysian Ringgit exchange rate policy is one of a managed float. We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, forward contracts. However, these contracts do not cover our full exposure and can be canceled by the issuer if currency controls are put in place. Currently, we hedge the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling with forward contracts.
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
     Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as ODMs, that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our OEM and distribution channel sales into emerging economies such as Brazil, Russia, India and China, the customers in these regions may have relatively short operating histories, making it more difficult for us to accurately access the associated credit risks. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, would increase our operating costs, which may negatively impact our operating results.

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
     Our most recent evaluation resulted in our conclusion that as of March 30, 2007, in compliance with Section 302 of the Sarbanes-Oxley Act of 2002, our disclosure controls and procedures were effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides information about repurchases by us of our common stock during the quarter ended March 30, 2007:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share(1)	Program	Program(2)
Dec. 30, 2006 — Jan. 26, 2007	333,989	(3)	$20.46	—	$135,922,313
Jan. 27, 2007 — Feb. 23, 2007	1,016,096	(4)	$19.44	1,000,000	$116,486,816
Feb. 24, 2007 — Mar. 30, 2007	508,043	(5)	$18.43	500,000	$107,268,816

Total	1,858,128		$19.35	1,500,000	$107,268,816

(1)	Average price paid per share excludes commission.

(2)	As announced on November 21, 2005, our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010.

(3)	Represents shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

(4)	Represents 1,000,000 shares purchased in open-market transactions and 16,096 shares delivered by employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

(5)	Represents 500,000 shares purchased in open-market transactions and 8,043 shares delivered by employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.
Our Senior Credit Facility prohibits us from paying cash dividends on our common stock.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
1. The annual meeting of shareholders was held on February 2, 2007. The shareholders elected the following ten directors to hold office until the next annual meeting and until their successors are elected and qualified:

	FOR	AGAINST	ABSTAIN
Peter D. Behrendt	161,539,004	29,775,220	420,216
Kathleen A. Cote	181,850,588	9,305,935	577,918
John F. Coyne	187,565,795	3,762,754	405,892
Henry T. DeNero	181,388,274	9,680,522	665,645
William L. Kimsey	181,807,098	9,378,188	549,154
Michael D. Lambert	180,638,474	10,681,807	414,159
Matthew E. Massengill	186,903,119	4,438,494	392,828
Roger H. Moore	179,740,180	11,182,089	812,172
Thomas E. Pardun	179,763,970	11,545,651	424,820
Arif Shakeel	186,922,438	4,386,158	425,845
2. In addition, the shareholders approved the following matter:

	FOR	AGAINST	ABSTAIN
To ratify the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending June 29, 2007	181,786,407	9,814,071	133,963

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on May 16, 2006)

10.9	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors † *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Stephen D. Milligan
Stephen D. Milligan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 8, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.3	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on May 16, 2006)

10.9	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors † *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.