Form 10-K
period 2007-06-29
WESTERN DIGITAL CORP
filed 2007-08-28
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.6 billion, based on the closing sale price as reported on the New York Stock Exchange.

As of the close of business on August 16, 2007, 219 million shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2007 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 29, 2007

Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every six years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The 2007, 2006 and 2005 fiscal years, which ended on June 29, 2007, June 30, 2006, and July 1, 2005, respectively, consisted of 52 weeks each. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us”, “our” and “WD” refer to Western Digital Corporation and its subsidiaries.

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

Western Digital®, WD®, the WD logo®, WD Caviar®, WD Raptor®, WD Scorpio®, WD Passport®, My Booktm, My DVR Expandertm and GreenPowertm are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	growth in demand for hard drives in the desktop, mobile, enterprise, consumer electronics and retail markets and factors contributing to such growth;

•	our expansion into hard drive markets, such as consumer electronics, enterprise and retail, and into emerging geographic markets;

•	increase in our sales of notebook hard drives;

•	growth of our market share in the retail market;

•	our planned use of new recording technologies;

•	expectations regarding seasonal demand trends and price declines for the hard drive industry;

•	our expansion of our head wafer fabrication facilities;

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs;

•	beliefs regarding our operating performance and general industry conditions and their impacts on the realization of our deferred tax assets; and

•	beliefs concerning our proposed acquisition of Komag, Incorporated, including our beliefs that we will close the planned transaction during the third calendar quarter of 2007, our planned acquisition of Komag will result in certain benefits, including cost, operational and other efficiencies and synergies, and we will be able to integrate Komag’s media business into our overall operations.

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

General

We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks to store and allow fast access to data. Hard drives are key components of computers, including desktop and notebook computers (“PCs”), data storage subsystems and many consumer electronic (“CE”) devices.

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufactures (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products and integrate them into our own WD-branded external storage appliances for purposes such as personal data backup and portable or expanded storage of digital music, photography, video, and other data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 1 terabyte (“TB”), nominal rotation speeds of 5,400, 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD-branded external storage appliances that utilize interfaces such as USB 2.0, external SATA, FireWiretm and Ethernet network connections. In addition, we recently announced a family of hard drives specifically designed to consume substantially less power than previous designs.

We manufacture hard drives and head stack assemblies (“HSAs”) in Malaysia and Thailand. We also design and manufacture a substantial portion of our required magnetic heads in California, and head gimbal assemblies (“HGAs”) in Thailand. Following our planned acquisition of Komag, Incorporated (“Komag”), a leading media manufacturer and one of our current suppliers, we will also design in California and manufacture in Malaysia most of our required media and substrates. For geographical financial data, see Part II, Item 8, Note 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

On June 28, 2007, we entered into a definitive agreement to acquire all the outstanding shares of Komag for a value of approximately $1.0 billion. The planned acquisition of Komag is intended to strengthen our production efficiencies and enhance our hard drive manufacturing process by integrating media. The planned acquisition is structured as a cash tender offer at $32.25 per share for all the outstanding shares of Komag common stock, followed by a merger of our indirect wholly-owned subsidiary into Komag in which the remaining shareholders of Komag will receive $32.25 in cash per share. The planned acquisition is expected to close in the third calendar quarter of 2007. We intend to fund the planned acquisition, including the expected repurchase of Komag’s convertible notes due 2014 and related fees and expenses, through a combination of cash and proceeds from a senior unsecured term bridge loan facility of up to $1.3 billion.

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

Industry

We develop and manufacture hard drives for the desktop, mobile PC, enterprise, CE and branded product retail markets. We believe that growth in the sales of hard drives has outpaced growth in the sales of all PCs over the past five years. Based on industry data, in calendar 2001 there were approximately 50% more hard drives sold in the market than PCs. In contrast, in calendar 2006 there were approximately 79% more hard drives sold in the market than PCs. We believe the following factors primarily drive this accelerating growth of hard drive sales in addition to PC applications:

•	consumer use of hard drives for the playing, retention, and creation of digital content for personal use in the rapidly growing CE market;

•	growth of the external hard drive or branded products market, permitting the easy storage, portability and backup of data such as music, or digital photographs and video;

•	increased use of multiple hard drives in PCs for data backup and expanded storage capacity; and

•	increased use of multiple cost-optimized high performance hard drives in data-intensive applications such as Internet search engines.

Additionally, we believe that the demand for 2.5-inch hard drives has grown from approximately 16% of the overall hard drive market in calendar 2003 to 34% of the overall hard drive market in calendar 2006.

These factors and our product expansion strategy in the last three years have gradually increased our percentage of revenue derived from non-desktop sources. In 2007, 57% of our revenue was from desktop computers and 43% was from non-desktop sources, compared to 71% of our revenue from desktop computers and 29% from non-desktop sources in 2006.

For further discussion of the risks of the hard drive industry, please see Item 1A of this Annual Report on Form 10-K.

Desktop Market

The desktop market consists of the overall hard drive market for desktop computers. Individuals use desktop computers in homes, businesses and multi-user networks. Desktop computers use software applications for word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and for other needs. Hard drives store desktop computer operating system and application software, as well as the data used by the applications.

We believe that the demand for hard drives in the desktop market has grown in part due to:

•	the overall growth of desktop computer sales;

•	the increasing needs of businesses and individuals for increased storage capacity on their desktop computers;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto desktop computer hard drives.

We believe several other factors affect the rate of desktop computer unit growth, including maturing desktop markets in North America and Western Europe, an increase in first-time buyers of desktop computers in Asia, Eastern Europe and Latin America, and the lengthening of desktop computer replacement cycles.

Mobile PC Market

The mobile PC market consists primarily of notebook computers. Individuals use notebook computers both in and away from homes and businesses. Like desktop computers, notebook computers use software applications for various needs and hard drives store notebook operating system and application software, and the data used by the applications.

We believe that the demand for hard drives in the mobile PC market has grown in part due to:

•	the overall growth of notebook sales;

•	the increased mobility of the workforce;

•	the increasing needs of businesses and individuals for increased storage capacity on their notebook computers;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto notebook hard drives.

We expect the mobile PC market to continue to grow faster than the desktop or enterprise markets in the next three years. As the mobile PC market continues to evolve to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, reliability, execution, flexibility, and competitive cost structures of their hard drive suppliers. These are the same attributes that have mattered for many years to customers in the high-volume desktop market.

Enterprise Market

The enterprise market for hard drives includes workstations, servers, network attached storage, storage area networks, other computing systems or subsystems, and video surveillance. Historically, hard drives for this market have utilized several interfaces, including the Small Computer Systems Interface (“SCSI”) and Fibre Channel Arbitrated Loop (“FCAL”). Beginning in 2003, these traditional enterprise interfaces have been supplemented or have been replaced in certain storage applications by hard drives featuring the SATA interface technology, which is supported by industry standards, as well as by Serial Attached SCSI (“SAS”). SATA hard drives typically cost customers less than SCSI hard drives while offering higher capacities and maintaining similar reliability, scalability and performance.

We believe that enterprise uses of SATA hard drives will continue to increase. During the past few years a new disk-based back-up application has emerged with high-capacity SATA hard drives augmenting SCSI hard drives, tape and optical media. This new application, popularly referred to as “near-line” storage, has created a growth market because hard drives back-up or access data more quickly than tape or optical solutions, and quickly retrieve critical back-up or near-line data. The availability of SATA hard drive solutions, which are more cost effective than SCSI hard drives, promotes the increasing use of high-capacity hard drives in near-line storage applications. The low price per capacity of SATA drives has stimulated new applications such as video surveillance, video editing/broadcasting and medical imaging. These applications represent segments of a growing market for high capacity storage in non-computing imaging and multimedia professions.

Enterprise-class SATA drives are becoming commonplace for IT infrastructure applications such as databases, scientific computing, web content, web caching, web search engines and electronic mail. These applications have become an important market for high-capacity SATA hard drives. We believe that this market will consume a growing portion of the highest capacity hard drives in the next three years.

SAS is the next generation SCSI technology and is expected to replace SCSI drives over the next few years. SATA technology is compatible with SAS technology, enabling customers the flexibility of incorporating SATA hard drives in SAS storage systems. We believe the market transition from SCSI to SAS will add to the growth of the enterprise-class SATA market, which currently is estimated to be more than 30% of the enterprise hard drive market.

High-performance applications such as blade servers are increasingly using 2.5-inch form factor hard drives, supplanting traditional 3.5-inch drives. Smaller form factors enable more drives per physical space for increased performance, high capacity per square foot and low power consumption. This trend demonstrates the fragmentation of the enterprise hard drive market and the need for application-specific enterprise-class hard drives.

Consumer Electronics Market

The use of hard drives in CE products has been a major growth area in recent years. Currently, the three largest segments of this market are:

•	video content in applications such as DVRs;

•	audio and video content in applications such as consumer handheld devices, including MP3 players; and

•	hard drives in game consoles.

Since 1999, DVRs have been available for use in home entertainment systems and they offer enhanced capabilities such as pausing live television, simplifying the process of recording, cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. Additionally, digital video disk (“DVD”) recorders increasingly incorporate hard drives to allow for DVR functionality and faster recording of content onto removable DVDs. The market for these products favors larger capacity hard drives and continues to grow in Japan, North America, and Europe. Additionally, the rest of Asia Pacific shows strong interest in this market. We believe growth in this market will continue to build demand for higher capacity hard drives.

The proliferation in the CE market of more sophisticated mobile devices including cell phones and MP3 players is driving the delivery of diverse content from hard drive intensive hosts. We believe this is one of the factors influencing increased sales of enterprise-class SATA drives. We also believe that multimedia handheld devices such video cameras and high-resolution still cameras are enabling consumer production of expansive digital content that requires increasing amounts of small form-factor hard drive storage.

Hard drives with 1.8-inch or 1.0-inch form factors primarily address the consumer handheld device and portable external storage markets. The majority of hard drives used in portable media players that play both digital audio and video content are 1.8-inch form factors. Currently, we believe the markets for these handheld devices are better served by flash memory as opposed to rotating magnetic storage.

External Hard Drive Market

Most new PC systems include high-speed external interfaces, such as USB 2.0, external SATA, FireWiretm or Ethernet network connections that permit users to supplement the storage space of their PC systems or home and small office networks with the use of external hard drives. Users store additional programs or multimedia content, and back up internal hard drives with external hard drives, as well as mobile external hard drives for mobility convenience. Although external hard drives are a small part of the overall hard drive market, we believe that sales will continue to grow. External storage can often be the easiest, quickest or only way of adding additional storage capacity to either a desktop or notebook computer. We believe there is an increasing consumer awareness of the need and value of securely storing personal digital content through backup applications and devices. In addition, there is opportunity for external storage as a way of expanding storage capacity in CE devices such as DVRs.

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

Products

We offer a broad line of hard drives designed for various markets. We market our hard drives under brand names including WD Caviar®, WD Raptor®, WD Scorpio®, WD Passport®, My Booktm, My DVR Expandertm and GreenPowertm. These hard drives service the desktop, mobile, enterprise, CE and branded products markets, and can be found in products including desktop computers, notebook computers, enterprise storage, workstations, video surveillance equipment, networking products, DVRs, STBs and external storage appliances.

Desktop Hard Drive Products

Our hard drives designed for the desktop market currently consist of 3.5-inch form factor products with capacities ranging from 40 GB to 1 TB. These products utilize either the EIDE or SATA interfaces, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in our hard drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second, which is the maximum specified data transition that can be sustained under ideal conditions. The SATA interface available in many of our hard drives enable burst transfer rates of up to 300 megabytes per second.

Mobile Hard Drive Products

Our hard drives used in mobile products typically include 2.5-inch form factor drives for notebook computers. Although the desktop market accounts for a majority of hard drive sales, unit shipments of hard drives for notebook computers represent a growing share of the total. We entered the 2.5-inch mobile market in September 2004. We are now shipping our fourth generation of the WD Scorpio® product family, offering up to 250 GB of capacity. Our product expansion has enabled us to provide customers with a full-line of 2.5-inch mobile drives and helped us enhance our market position in this fast-growing market.

Enterprise Hard Drive Products

We offer multiple product lines to address enterprise market needs, including:

•	the WD Raptor®, which is a 10,000 RPM enterprise-class drive with the SATA interface for enterprise applications requiring high performance and high reliability; and

•	the WD Raid Edition (“RE”), which is a 7,200 RPM drive with capacities ranging from 160 GB to 750 GB. The WD RE includes both SATA and EIDE interfaces and has enhanced reliability features and ratings when contrasted to our desktop products.

Both WD Raptor® and WD RE drives may be used in, but are not limited to, applications such as databases, e-commerce and super computing in life science, oil and gas and similar industries, business records management, e-mail, file serving, web serving, near-line storage, medical records, engineering data management, video broadcasting and video security.

Consumer Electronics Products

We offer a line of hard drives under the WD AV brand that are designed for use in products such as DVRs, STBs, karaoke systems, multi-function printers, and gaming systems. WD AV drives deliver the characteristics CE manufacturers seek most, which are quiet operation, low temperature, low power consumption specifications, high reliability and optimized streaming capabilities.

Branded Products

We sell a broad line of WD-branded hard drive-based storage appliances, which are internal drives embedded into PC peripheral-style enclosures that have USB 2.0, external SATA, FireWiretm and Ethernet network connections and include software that assists customers with back up, remote access and management of digital content. We sell these branded storage appliances, as well as related adapters, through retail store fronts, online stores and distributors. These include:

•	the 3.5-inch hard drive-based My Booktm family of storage appliances, which are designed to reside on desktops as PC peripherals and simplify storage for mainstream consumers, and offer from 80 GB to 2 TB of capacity;

•	The 3.5-inch My DVR Expandertm storage appliance, which adds recording time to STBs with DVR capability;

•	the 2.5-inch hard drive-based WD Passport® Portable series of USB 2.0 storage devices, which, in a form measuring approximately 5.0 inches by 3.0 inches by 0.6 inches and weighing less than one-quarter of a pound, offer from 40 GB to 250 GB of portable storage capacity; and

•	3.5-inch and 2.5-inch internal hard drives packaged with PC installation kits under the WD brand for retail store sales.

Research and Development

We devote substantial resources to development of new products and improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $306 million, $297 million and $240 million in 2007, 2006 and 2005, respectively.

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

Technology and Product Development

Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently better than removable or floppy disks, optical hard drives and tapes, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

•	“Acoustics” — which is the sound power emitted during hard drive operation, commonly expressed in decibels.

•	“Data transfer rate” — which is the sustained rate of data transfer to and from the disk, commonly expressed in megabits per second. One megabit equals one million bits.

•	“Seek time” — which is the time needed to position the heads over a selected track on the disk surface, commonly expressed in milliseconds.

•	“Spindle rotation speed” — which is the nominal rotation speed of the disks inside the hard drive, commonly expressed in RPM, revolutions per minute or latency. Spindle rotation speeds commonly stated as 5,400, 7,200 and 10,000 RPM are sometimes approximations.

•	“Storage capacity” — which is the amount of data that can be stored on the hard drive, commonly expressed in GB or TB. As defined in the hard drive industry, one GB equals one billion bytes and one TB equals one trillion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

All of our hard drive products employ similar technology. The main components of the hard drive are a head disk assembly and a printed circuit board. The head disk assembly includes heads, media (disks), head positioning mechanism (actuator) and spindle motor. A rigid base and top cover contain these components in a contamination-controlled environment. The printed circuit board includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector.

One or more disks positioned around a motor-driven spindle hub that rotates the disks comprise the head disk assembly. A thin coating of magnetic materials applied to a smooth substrate make the disk. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk.

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

Industry standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE and SATA, and the primary interfaces for enterprise systems are SCSI, SATA, SAS and FCAL. As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA, to handle the higher data transfer rates. We currently offer our WD Caviar® and WD Caviar® GreenPowertm (“GP”) drives with the SATA interface featuring capacities as large as 750 GB and 1 TB, respectively. We design these products for the PC, workstation, and external storage markets. We currently offer our WD Raptor®, a 10,000 RPM enterprise-class drive with the SATA interface, and the WD RE, 7,200 RPM drives manufactured to enterprise-class standards and available with a SATA interface.

The number of disks and each disk’s areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks as the areal density increases, potentially reducing product costs over time through reduced component requirements. Beginning in June

2007, we began shipping 3.5-inch hard drives with 188 GB per platter areal density and 2.5-inch hard drives with 125 GB per platter areal density. In July 2007, we introduced the WD Cavier® GP 3.5-inch hard drive which has 250 GB per platter areal density.

Head technology is one of the variables affecting areal density. Historically, there have been rapid technological changes resulting in several generations of head technology in a relatively short time. However, in recent years the time has lengthened between changes in generations of head technology. The hard drive industry is in the midst of a transition from the use of giant magnetoresistive head technology for the head writer function to perpendicular recording (“PMR”) technology, which allows for significantly higher storage capacities. In addition, the industry is making the transition to tunnel injunctive magneto resistive (“TMR”) technology for the head reader function. We have essentially completed the transition to PMR and TMR in our 2.5-inch products and we are in the midst of these transitions in our 3.5-inch products.

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

In addition to the development of hard drives, we invest considerable resources in the development of head technology used in the majority of our hard drive products and we anticipate investing considerable resources in the development of media technology following our planned acquisition of Komag. The design and manufacturing of WD heads consists of engineering and fabricating a read element for reading data from media, a write element for writing data to media, and slider. The slider functions like an airplane wing and allows the read and write elements to fly over the surface of media and to land, on either the media or a special ramp, when power is not applied to the hard drive.

Fiscal 2007 represented the fifth consecutive year of substantial growth in our research and development and capital spending to support our significant broadening of our product and technology portfolios. Over that five-year period, we have grown our investment spending over 270% from $170 million in fiscal 2002 to approximately $630 million in fiscal 2007. As a result of this investment activity, we continue to expand our business beyond the desktop market into newer markets or markets in which we have not previously participated. Such investments have allowed us to execute against our strategic objective of revenue diversification to address the growth of new applications for hard drives and fast-growing new market opportunities.

We are currently expanding our existing head wafer fabrication facilities to accommodate our anticipated growth. The expansion will involve a process change to utilize 8.0-inch wafers from 6.0-inch wafers and will cost an estimated $400 million in the fiscal 2008 to 2010 timeframe. This will be in addition to our ongoing capital expenditures for hard drive and head assembly, and our anticipated capital expenditures for media development and manufacturing following our planned acquisition of Komag.

For an additional discussion of risks related to technological innovations, see Item 1A of this Annual Report on Form 10-K.

Sales and Distribution

We sell our products globally to OEMs, ODMs, distributors and retailers. OEMs purchase our hard drives, either directly or through a contract manufacturer such as an ODM, and assemble them into the computer or other CE systems they build. Distributors typically sell our hard drives to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Retailers typically sell our hard drive products directly to end-users through their storefront or online facilities.

Original Equipment Manufacturers

Sales to OEMs, which include sales through ODMs, accounted for 48%, 54% and 58% of our revenue in 2007, 2006 and 2005, respectively. During 2007, our largest OEM customer was Dell. During 2007, 2006 and 2005, sales to Dell accounted for 10%, 12%, and 16%, respectively, of our revenue. We believe that our success depends on our ability to maintain and improve our strong relationships with the leading OEMs.

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

Many of our OEM customers utilize just-in-time inventory management processes or supply chain business models that combine “build-to-order,” in which they do not build until there is a firm order, and “contract manufacturing,” in which the OEM contracts assembly work to a contract manufacturer, such as an ODM, who purchases components and assembles the computer based on the OEM’s instructions. For certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations.

For an additional discussion of risks related to our need to adapt to our customers’ business models and maintain customer satisfaction, refer to Item 1A of this Annual Report on Form 10-K.

Distributors

We use a broad group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors accounted for approximately 36%, 39% and 36% of our revenue for 2007, 2006 and 2005, respectively. Distributors generally enter into non-exclusive agreements for specific territories with us for the purchase and redistribution of our products in specific territories. We grant our distributors limited price protection rights.

Retailers

We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. Retailers accounted for approximately 16%, 7% and 6% of our revenue for 2007, 2006 and 2005, respectively. Our current retail customer base is primarily in the United States, Canada and Europe. The retail channel complements our other sales channels while helping to build brand awareness for WD and our products. Retailers supply end-users with products to upgrade their computers and externally store their data for backup or mobility purposes. We grant our retailers price protection and limited rights to return product on an inventory rotation basis. We also sell our branded products at our web site.

Sales and Marketing

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Japan, Europe, and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 68%, 68% and 65% of our revenue for 2007, 2006 and 2005, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For further discussion regarding the risks related to sales to international customers, see Item 1A of this Annual Report on Form 10-K.

For additional information concerning revenue recognition, sales by geographic region and significant customer information, see Part II, Item 8, Notes 1 and 6 of the Notes to Consolidated Financial Statements.

We perform our marketing and advertising functions internally and through outside firms. We target advertising, worldwide packaging and marketing materials to various reseller and end-user categories. We utilize both consumer media and trade publications. We have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures. We also maintain customer relationships by communicating with our resellers and providing end-users with information and support through our web site.

Competition

We compete primarily with manufacturers of hard drives for use in desktop, notebook, enterprise, CE and external storage products. Our competitors in the hard drive market include ExcelStor Technology, Fujitsu Limited, Hitachi Global Storage Technologies, Samsung Electronics Incorporated, Seagate Technology and Toshiba Corporation. In 2006, Seagate completed the acquisition of Maxtor Corporation which, at the time of the acquisition, was one of the hard drive industry’s four largest suppliers.

The hard drive industry is intensely competitive, with hard drive suppliers competing for sales to a limited number of major customers. Hard drives manufactured by different competitors are highly substitutable due to the industry mandate of technical form, fit and function standards. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support, and ease of doing business. The relative importance of these factors varies by customer and market. We believe that we are generally competitive in all of these factors.

We believe that there are no substantial barriers for existing competitors to offer competing products. Therefore, we believe that we cannot differentiate WD hard drive products solely on attributes such as storage capacity, buffer size or time-to-market. Accordingly, we differentiate WD by focusing on operational excellence, high product quality and reliability, and designing and incorporating into our hard drives desirable product performance attributes. Such performance attributes include seek times, data transfer rates, intelligent caching, failure prediction, remote diagnostics, acoustics, error recovery, low operating temperature, low power consumption and optimized streaming capabilities. In addition, we emphasize non-product related attributes, including rapid response to our customers. Rapid response requires accelerated design cycles, customer delivery, production flexibility and timely service and support, which contribute to customer satisfaction. We also rely on the strength of the WD brand name with value-added resellers, retailers and solution providers to whom we sell our hard drive products directly and indirectly. We believe that trust in a manufacturer’s reputation, its execution track record and the establishment of strategic relationships have become important factors in the selection of a hard drive, particularly in a rapidly changing technology environment.

Advances in magnetic, optical or other data storage technologies could result in competitive products with better performance or lower cost per unit of capacity than our products. High-speed semiconductor memory could compete with our hard drive products in the future. Semiconductor memory is much faster in some applications than magnetic hard drives, but currently is not competitive from a cost standpoint. Flash memory, a non-volatile semiconductor memory, is currently much more costly and, while it has higher “read” performance attributes than hard drives, it has lower “write” performance attributes. Flash memory could become competitive in the near future for applications requiring less storage capacity than that provided by hard drives. We believe that the traditional high-volume computing markets will remain the domain of 3.5-inch and 2.5-inch hard drives based on the HDD industry’s attributes of reliability, availability and cost.

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

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, execution skills and human resources to continue to be successful and have the ability to grow, as necessary, our manufacturing operations. To be competitive, we must manufacture high quality hard drives with industry leading time-to-volume production at competitive unit costs. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products, and high-quality components that we manufacture ourselves, while insisting that our suppliers provide high-quality components at competitive prices. The critical elements of our hard drive production are high volume, low cost assembly and testing, and establishment and maintenance of key supplier relationships. By establishing close relationships with our strategic component suppliers, we believe we access best-of-class manufacturing quality. In addition, we believe that our sourcing strategy currently enables us to have the business flexibility needed to select the highest quality low cost of ownership suppliers as product designs and technologies evolve.

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

In July 2003, we purchased substantially all of the assets of Read-Rite Corporation, formerly one of our suppliers of heads, including its wafer fabrication equipment in Fremont, California and its slider fabrication facility in Bang Pa-In, Thailand. We upgraded and enhanced these facilities to meet the demands of new technologies consistent with our hard drive production facilities. We use these facilities to design and manufacture a substantial portion of the heads, HGAs we include in the hard drives we manufacture.

We are currently expanding our head wafer manufacturing facilities in Fremont, California and expect to complete the expansion in calendar 2009, which will provide us with adequate wafer fabrication capacity for the foreseeable future.

Following our planned acquisition of Komag, we will also have media and substrate design and manufacturing facilities in Malaysia. We plan to use these facilities to design and manufacture most of the media and substrates that we use in our products.

For an additional discussion of risks related to manufacturing, see Item 1A of this Annual Report on Form 10-K.

Materials and Supplies

The following products are the major components currently used in the manufacture of our hard drives:

•	magnetic heads and media;

•	suspensions with related HGAs and head stack assemblies (“HSAs”);

•	spindle motors;

•	custom and standard electronics such as system on chips, memory, motor controllers, pre-amps, and printed circuit boards;

•	base and top covers; and

•	magnets and related voice coil motors.

We also use several other components in our hard drives such as seals, filters, plastic molded parts, capacitors, resistors, connectors, and cables.

We design and manufacture a substantial portion of the heads required for the hard drives we manufacture. We purchase a portion of these components from third party suppliers. Following our planned acquisition of Komag, we intend to follow a similar operational strategy of internally supplying the majority of our media and substrate requirements and purchasing the remainder from independent media suppliers.

We acquire all of the remaining components for our products from third party suppliers. We generally retain multiple suppliers for each of our component requirements but in some instances use sole sources for business reasons.

We sole-source some components, such as custom integrated circuit devices for certain products from suppliers like Marvell Technology, STMicroelectronics and Texas Instruments. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits. We expect this trend to continue in custom integrated circuits for hard drives.

For an additional discussion of risks related to our component supplies, see Item 1A of this Annual Report on Form 10-K.

Backlog

Historically, a substantial portion of our orders have been for shipments of hard drives within 30 to 60 days of the placement of the order. We generally negotiate pricing, order lead times, product support requirements and other terms and conditions before receiving a computer manufacturer’s first purchase order for a product. Customers’ purchase orders typically may be canceled with relatively short notice to us, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, we make many of our sales to OEMs under just-in-time delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Instead, we receive a periodic forecast of requirements from the customer and invoice the customer upon shipment of the product from the just-in-time warehouse. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue and profit and may not be comparable to earlier periods.

Patents, Licenses and Proprietary Information

We own numerous patents and have many patent applications in process. We believe that, although our patents and patent applications have considerable value, the successful manufacturing and marketing of our products depends primarily upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for do not ensure our future success.

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

Employees

As of June 29, 2007, we employed a total of 29,572 employees worldwide. This represents an increase in headcount of approximately 20% since July 2, 2006 and an increase of approximately 28% since July 1, 2005. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs, which we believe are, in the aggregate, competitive with those offered by our competitors. We and most of our competitors nevertheless have difficulty at times in hiring and retaining certain skilled employees. We have engaged consultants and contract personnel to fill these needs until full-time employees could be recruited. We consider our employee relations to be good.

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

Executive Officers of the Registrant

Listed below are all of our executive officers as of June 29, 2007, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

John F. Coyne	57	Chief Executive Officer
Raymond M. Bukaty	50	Senior Vice President, Administration, General Counsel and Secretary
Timothy M. Leyden(1)	55	Executive Vice President, Finance
Stephen D. Milligan(1)	44	Senior Vice President and Chief Financial Officer
Hossein Moghadam	63	Senior Vice President and Chief Technology Officer

(1)	On April 26, 2007, we announced that Mr. Milligan will leave his position as Senior Vice President, Chief Financial Officer of Western Digital, and that his employment by us will terminate, effective August 31, 2007. Our Board of Directors has appointed Mr. Leyden to succeed Mr. Milligan as Chief Financial Officer of Western Digital, effective September 1, 2007, or earlier if Mr. Milligan resigns as Chief Financial Officer of Western Digital prior to August 31, 2007.

Mr. Coyne, 57, has been a director since October 2006. He joined us in 1983 and has served in various executive capacities. From November 2002 until June 2005, Mr. Coyne served as Senior Vice President, Worldwide Operations, from June 2005 until September 2005, he served as Executive Vice President, Worldwide Operations and from November 2005 until June 2006, he served as Executive Vice President and Chief Operations Officer. Effective June 2006, he was named President and Chief Operating Officer. In January 2007, he became President and Chief Executive Officer.

Mr. Bukaty, 50, joined us in 1999 as Vice President, Corporate Law. He was appointed to Vice President, General Counsel and Secretary in March 2002, and to Senior Vice President in January 2004, and assumed his current position as Senior Vice President, Administration, General Counsel and Secretary in October 2004.

Mr. Leyden, 55, re-joined us in May 2007 as Executive Vice President, Finance. From December 2001 to May 2007, Mr. Leyden served in senior finance capacities at Sage Software Inc. and Sage Software of California, subsidiaries of Sage Group PLC, a U.K. public company that supplies accounting and business management software to small and medium-sized businesses, including as Senior Vice President, Finance and Chief Financial Officer from May 2004 to May 2007, and as Vice President, Finance and Chief Financial Officer from December 2001 to May 2004. Mr. Leyden previously served in various worldwide finance, manufacturing and information technology capacities with us from 1983 to December 2000.

Mr. Milligan, 44, joined us in September 2002 as Vice President, Finance. He was appointed Senior Vice President and Chief Financial Officer in January 2004. Before joining us, Mr. Milligan served in a variety of senior finance capacities at Dell between April 1997 and September 2002, including Assistant Controller, European Controller, North European Finance Director, Director of Finance for the Americas, and Controller for Dell Financial Services.

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

A low cost structure is critical to our operating results and increased costs may adversely affect our operating margin.

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

Additionally, there are certain limited supply materials, such as raw materials like nickel and steel as well as metals like neodymium and ruthenium, which are used in the manufacturing of hard drive components. If other high volume industry demands for any of these materials increase, our costs may increase which could have an adverse affect on our operating margins.

Changes in product life cycles could adversely affect our financial results.

Product life cycles lengthened over the four years beginning in calendar year 2002 due in large part to a decrease in the rate of hard drive areal density growth. However, with the use of perpendicular recording in hard drives beginning in calendar year 2006, we anticipate that the life cycle of these products may shorten. If product life cycles lengthen, we may need to develop new technologies or programs to reduce our costs on any particular product to maintain competitive pricing for that product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. If product life cycles shorten, it may be more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.

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

The industry is developing and now implementing new recording technologies that enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular and tunneling junction technology, each of which represent a significant change in fundamental recording technology. This shift in technology is difficult to implement and historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust their designs and processes to accommodate the new technology, fails to remain competitive.

There are some technologies, such as current perpendicular-to-plane and heat assisted magnetic recording, that, if they can be implemented by a competitor on a commercially viable basis, will represent a revolutionary recording technology that could put us at a competitive disadvantage.

As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as, heads, media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of media, which may cause longer production times and reduce the overall availability of media in the industry. Additionally, the new technology requires a greater degree of integration between heads and media which may lengthen our time of development of hard drives using this technology. Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components that accommodate the new technology. These results would increase our operating costs, which may negatively impact our operating results.

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

Under our business model, we do not manufacture many of the component parts used in our hard drives, however, for some of our product families, we do make most of our own heads, and we intend to make most of our own media following our planned acquisition of Komag. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

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

Our high-volume hard drive manufacturing facilities, and the manufacturing facilities of many of our suppliers, are concentrated in Asia, and our planned media manufacturing facilities will be located in Asia, which subjects us to the risk of damage or loss of any of these facilities and localized risks to employees in these locations.

Our high-volume hard drive manufacturing facilities are in Malaysia and Thailand and the manufacturing facilities of many of our suppliers are in Asia. Following our planned acquisition of Komag, we will also have media and substrate manufacturing facilities in Malaysia. A condition or event such as political instability, civil unrest or a power outage, or a fire, flood, earthquake or other disaster that adversely affects any of these facilities or our ability to manufacture could limit the total volume of hard drives we are able to manufacture and result in a loss of sales and revenue and harm our operating results. Similarly, a localized health risk affecting our employees or the staff of our suppliers, such as a new pandemic influenza in Asia, could impair the total volume of hard drives that we are able to manufacture.

Our head manufacturing operations include a single wafer fabrication facility in Fremont, California and a single head gimbal assembly facility in Bang Pa-In, Thailand, and our planned media operations will include four facilities in Malaysia, which subjects us to substantial risk of damage or loss if operations at either of these facilities are disrupted.

As we have previously discussed in public statements, our business plan presently contemplates that we plan to design and manufacture approximately 70% to 80% of the heads required for the hard drives we manufacture. We fabricate wafers in our Fremont, California facility, and the wafers are then sent to our Thailand facility for slider fabrication and wafer slicing and HGA assembly and testing. Additionally, following our planned acquisition of Komag, we will manufacture the majority of our media and substrates in Malaysia facilities. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects our facilities in Fremont, California or Bang Pa-In, Thailand, or in Malaysia following our planned acquisition of Komag, would significantly affect supply of our heads or media, respectively, and limit our ability to manufacture hard drives which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.

Following our planned acquisition of Komag, if we fail to successfully integrate Komag’s business into our operations in the expected time frame, or at all, it may adversely affect our future results.

We believe that our planned acquisition of Komag will result in certain benefits, including certain cost, operational and other efficiencies and synergies. The success of our planned acquisition will be dependent on our ability to realize the anticipated benefits from vertically integrating Komag’s business into our operations and Komag’s media technology with our head technology. Following the planned acquisition, we may fail to realize the anticipated benefits on a timely basis, or at all, for a variety of reasons, including the following:

•	potential incompatibility of Komag’s operating systems with our operating systems;

•	failure to integrate Komag’s media technology with our head technology, or failure to leverage such integration, quickly and effectively;

•	failure to successfully manage relationships with Komag’s suppliers;

•	failure to successfully manage relationships with Komag’s other customers and the possibility of unanticipated claims from such parties;

•	failure to successfully manage relationships with our other media suppliers;

•	potential difficulties integrating and harmonizing financial reporting systems; and

•	the loss of key employees.

If we are not able to successfully integrate Komag’s business and technology into our operations, the anticipated benefits and efficiencies of the planned acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our profit margins and our results of operations may be adversely affected.

The successful completion of our planned acquisition of Komag is subject to risks and uncertainties and in the event we fail to complete the acquisition our stock price could suffer and our relationship with vendors and customers may be adversely impacted.

Our ability to complete the planned acquisition of Komag is subject to risks and uncertainties, including, but not limited to, the risk that a condition to closing of the transaction may not be satisfied and the risk that we fail to obtain the financing necessary to complete the transaction. There is also no assurance that an adequate number of Komag shares will be validly tendered, and not withdrawn, in the tender offer sufficient to satisfy our minimum tender offer condition. In the event that the tender offer or merger is not completed or is delayed, the current market price of our common stock may decline if based on an assumption that the merger will occur as contemplated during the third calendar quarter of 2007. Additionally, these uncertainties regarding the merger may adversely affect our relationships with our vendors and customers.

There are certain additional capital expenditure costs and asset utilization risks to our business associated with our strategy to vertically integrate our operations.

Our vertical integration of head manufacturing resulted in a fundamental change in our operating structure, as we now manufacture heads for use in many of the hard drives we manufacture. Similarly, our planned integration of Komag’s media business into our overall operations will allow us to manufacture media components to work with our heads. Consequently, we make more capital investments than we would if we were not vertically integrated and carry a higher percentage of fixed costs than assumed in our prior financial business model. If the overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head or planned media manufacturing assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs, and the need for assured supply of components that we do not manufacture ourselves.

In addition, we may incur additional risks, including:

•	if we are unable to manufacture a sufficient supply of heads, or media following our planned acquisition of Komag, there may be insufficient third party sources to satisfy our needs;

•	third party head or media suppliers may not continue to do business with us or may not do business with us on the same terms and conditions we have previously enjoyed;

•	claims that our manufacturing of heads, or media following our planned acquisition of Komag, may infringe certain intellectual property rights of other companies; and

•	difficulties locating in a timely manner suitable manufacturing equipment for our head or planned media manufacturing processes and replacement parts for such equipment.

If we do not adequately address the challenges related to our head or planned media manufacturing operations, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

Our operating results will be adversely affected if we fail to optimize the overall quality, time-to-market and time-to-volume of new and established products.

To achieve consistent success with our customers, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:

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

If we are unable to timely and cost-effectively develop heads and media, following our planned acquisition of Komag, with leading technology and overall quality, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

Under our business plan, we are developing and manufacturing a substantial portion of the heads used in some of the hard drives products we manufacture and, following our planned acquisition of Komag, we intend to develop and manufacture a substantial portion of the media used in some of the hard drive products we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head technologies, and will be less able to take advantage of media technologies, developed by other manufacturers. Technology transition for head and media designs is critical to increasing our volume production of heads and media. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads or media for products using future technologies. We also may not effectively transition our head or planned media design and technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads we manufacture or media we plan to manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs. For example, we recently began using perpendicular recording heads in certain of our products. We face various challenges in ramping the manufacturing volume of these products and if we do not adequately address these challenges, or if we encounter quality problems with the heads we manufacture or media we plan to manufacture for these products, our continued shipment of these products may be delayed, impairing our ability to realize revenue from these products.

Failure by certain suppliers to effectively and efficiently develop and manufacture components for our products may adversely affect our operations.

We rely on suppliers for various component parts that we integrate into our hard drives but do not manufacture ourselves, such as semiconductors, motors, flex circuits and suspensions. We are dependent on the suppliers of these various components to be able and willing to dedicate adequate engineering resources to develop technology that can be successfully integrated with our products, and to manufacture these components efficiently. The failure of component suppliers to effectively and efficiently develop and manufacture technology that can be integrated into our products may cause us to experience inability or delay in our manufacturing and shipment of hard drive products, or our expansion into new technology and markets, therefore adversely affecting our business and financial results.

If we fail to qualify our products with our customers, they may not purchase any units of a particular product line, which would have a significant adverse impact on our sales.

We regularly engage in new product qualification with our customers. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in our losing sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume OEMs, which continue to consolidate their share of the PC and CE markets. If product life cycles lengthen, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could harm our competitive position. These risks are increased because we expect cost improvements and competitive pressures to result in declining gross margins on our current generation products.

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

Higher capacity storage needs have typically been better served by magnetic hard drives than flash memory as hard drive manufacturers can offer better value at high capacities, while lower capacity needs have been successfully served by solid state storage such as flash memory technology. Advances in magnetic, optical, semiconductor or other data storage technologies could result in competitive products that have better performance or lower cost per unit of capacity than our products. If we fail to be cost competitive against flash memory, we could be at a competitive disadvantage to companies using semiconductor technology.

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

If we do not successfully expand into new hard drive markets and manage the issues associated with new products and new markets, our business may suffer.

To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch hard drives for the desktop, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard drives for the mobile, CE and external storage markets. However, demand for hard drives may shift to products in smaller form factors, which our competitors may already offer. Expansion into other hard drive markets and resulting increases in volume capacity requirements may require us to make substantial additional capital investments due in part because our operations are vertically integrated.

While we continue to develop new products and look to expand into other hard drive markets, the success of our new product introductions is dependent on a number of factors, including our ability to anticipate and manage a variety of issues associated with these new products and new markets, such as difficulties faced in manufacturing ramp, market acceptance, effective management of inventory levels in line with anticipated product demand, quality problems or other defects in the early stages of new product introduction that were not anticipated in the design of those products, and higher return rates of external storage products due to more lenient return policies in the retail market. Further, we need to identify how any of the hard drive markets that we are expanding into may have different characteristics from the markets in which we currently exist, such as, demand volume growth rates, demand seasonality, product generations development rates, customer concentrations, and cost and performance requirements, and we must properly address these differences. If we fail to successfully develop and manufacture new products and expand into new hard drive markets, customers may decrease the amount of our products that they purchase, and we may lose business to our competitors who offer these products.

If we do not properly manage the technology transitions of our products, our operating results may be negatively affected.

Many of the markets in which we offer our products are undergoing technology transitions. For example, in order to handle higher data transfer rates, the PC and enterprise markets are transitioning from parallel interfaces, such as PATA and SCSI, to serial interfaces, such as SATA and SAS, respectively. We must effectively manage the transition of the features of our products to serial interfaces in order to remain competitive and cost effective. In the PC market, we currently offer PATA and SATA products and must timely and efficiently manage both our manufacture of PATA products through their end of life and our ramp of SATA products and features. If we fail to successfully manage the transition from parallel interfaces to serial interfaces, our operating results may suffer.

Expanding into new hard drive markets exposes our business to different seasonal demand cycles, which in turn could adversely affect our operating results.

The CE and retail markets have different seasonal pricing and volume demand cycles as compared to the PC market. By expanding into these markets, we became exposed to seasonal fluctuations that are different from, and in addition to, those of the PC market. For example, because the primary customer for products such as our branded products are individual consumers, these markets experience a dramatic increase in demand during the winter holiday season. If we do not properly adjust our supply to new demand cycles such as this, we risk having excess inventory during periods of low demand and insufficient inventory during periods of high demand, therefore adversely affecting our operating results.

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

Furthermore, if we do not accurately predict the future growth and demands of the mobile market, our business may suffer. For example, if the volume demand of the PC market shifts from desktop computers to notebook computers at a faster rate than we anticipate, we would be at a more significant competitive disadvantage to companies who have been more successful in the mobile market.

Selling to the retail market has become an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.

We sell our branded products directly to a select group of major retailers, for example, computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at a small number of major retailers that have strong buying power and pricing leverage. If we fail to successfully maintain a customer preference for Western Digital brand products or fail to successfully expand into multiple channels, our operating results may be adversely affected. We face strong competition in maintaining and trying to grow our market share in the retail market, particularly because of the relatively low barriers to entry in this market. We will continue to introduce new products in the retail market that incorporate our disk drives, however there can be no assurance that these products will gain market acceptance, and if they do not, our operating results could suffer.

Loss of market share with or by a key customer could harm our operating results.

During 2007, a large percentage of our revenue came from sales to our top 10 customers, which accounted for 47% of our revenue. One of these customers, Dell, accounted for more than 10% of our revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship then our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

We may be unable to retain our key staff and skilled employees.

Our success depends upon the continued contributions of our key staff and skilled employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard drive industry is intense. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key staff or skilled employees who have received equity compensation. If we are unable to retain our existing key staff or skilled employees, or hire and integrate new key staff or skilled employees, or if we fail to implement succession plans for our key staff, our operating results would likely be harmed.

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

While neither the 2006 Thai coup d’état nor terrorist bombings in Bangkok had any appreciable impact on our manufacturing operations, these events illustrate the risks associated with our foreign manufacturing operations and foreign marketing efforts and the importance to our business of stability in the countries in which we operate.

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

We ship the majority of our products to our various customers via air freight. The sudden unavailability of air cargo operations used to ship our products would impair our ability to deliver our products in a timely and efficient manner, which could adversely impact our operating results. We also ship our product via ocean freight, and events or conditions at shipping ports, such as labor difficulties or disputes, could also impact our operating results by impairing our ability to timely and efficiently deliver these products.

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

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including hard drives, put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. There is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we manufacture or sell our products, such as Asia. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

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

Our most recent evaluation resulted in our conclusion that as of June 29, 2007, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Lake Forest, California. The Lake Forest facilities consist of approximately 257,000 square feet of leased space and house our management, research and development, administrative and sales staff. In addition, in Fremont, California, we own facilities consisting of approximately 189,000 square feet, and we lease facilities consisting of approximately 97,000 square feet, that we use for head wafer fabrication, research and development and warehousing. In San Jose, California, we lease facilities consisting of approximately 217,100 square feet, primarily for research and development activities. Following our planned acquisition of Komag, we will lease additional facilities in San Jose consisting of approximately 193,469 square feet, which we intend to use for media research and development and warehousing. In addition, we lease one facility in Irvine, California, which consists of approximately 60,000 square feet that we use as a hard drive return and refurbishing center. We also lease office space in various other locations throughout the world primarily for sales and technical support.

We own manufacturing facilities in Kuala Lumpur, Malaysia of approximately 484,000 square feet, which we use for assembly of hard drives, printed circuit boards and HSAs. We also own manufacturing facilities in Navanakorn, Thailand, of approximately 226,000 square feet, which we use for assembly of hard drives and HSAs, and facilities in Bang Pa-In, Thailand, consisting of four buildings with approximately 902,000 square feet, which we use for slider fabrication, the assembly of hard drives, HGAs and HSAs, and research and development. Following our planned acquisition of Komag, we will also own four additional manufacturing facilities in Penang, Johor and Sarawak, Malaysia of approximately 1,303,000 square feet, which we intend to use for our media operations.

We believe our present facilities are adequate for our current needs, although the process of upgrading our facilities to meet technological and market requirements is expected to continue. New manufacturing facilities, in general, can be developed and become operational within approximately nine to eighteen months should we require such additional facilities.

Item 3.	Legal Proceedings

For a description of our legal proceedings, see Note 5 of our Audited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC”. The approximate number of holders of record of our common stock as of August 16, 2007 was 2,252.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future. The proposed bridge loan facility to be entered into for the planned acquisition of Komag may constrain our ability to pay dividends on our common stock.

The high and low sales prices of our common stock, as reported by the NYSE, for each quarter of 2007 and 2006 are as follows:

	First	Second	Third	Fourth

2007
High	$19.96	$21.64	$21.15	$20.09
Low	16.05	16.93	16.81	16.50
2006
High	$15.08	$18.93	$24.18	$21.79
Low	12.29	11.35	18.67	17.43

The following table provides information about repurchases by us of our common stock during the quarter ended June 29, 2007:

				Total Number of	Maximum Value of
				Shares Purchased as	Shares that May Yet
	Total Number			Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share(1)	Program	Program(2)

March 31, 2007 — April 27, 2007	5,895	(3)	$17.3700	—	$107,268,816
April 29, 2007 — May 25, 2007	1,850,043	(4)	$17.5646	1,837,495	$74,993,513
May 26, 2007 — June 29, 2007	1,077,481	(5)	$18.3950	703,460	$62,410,513

	2,933,419		$17.8693	2,540,955	$62,410,513

(1)	Average price paid per share excludes commission.

(2)	As announced on November 21, 2005, our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010.

(3)	Represents shares delivered by employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

(4)	Represents 1,837,495 shares purchased in open-market transactions and 12,548 shares delivered by employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

(5)	Represents 703,460 shares purchased in open-market transactions and 374,021 shares delivered by employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended June 29, 2007. The graph assumes that $100 was invested on June 28, 2002 in our common stock and each index and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 6/28/02)

Total Return Analysis

	6/28/02	6/27/03	7/2/04	7/1/05	6/30/06	6/29/07
Western Digital Corporation	100.00	328.62	258.46	423.38	609.54	595.38
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
Dow Jones US Technology Hardware & Equipment	100.00	110.60	142.84	138.90	143.90	180.86

The stock performance graph shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act or to the liabilities of Section 18 of the Securities Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act or the Securities Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Securities Exchange Act.

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

	Years Ended
	June 29,	June 30,	July 1,	July 2,	June 27,
	2007	2006	2005	2004	2003
	(in millions, except per share and employee data)

Revenue, net	$5,468	$4,341	$3,639	$3,047	$2,719
Gross margin	$900	$829	$590	$461	$443
Net income	$564	$395	$196	$150	$179
Net income per common share:
Basic	$2.57	$1.84	$.94	$.73	$.91
Diluted	$2.50	$1.76	$.90	$.69	$.87
Working capital	$899	$633	$361	$270	$238
Total assets	$2,901	$2,086	$1,589	$1,159	$866
Long-term debt	$10	$19	$33	$53	$—
Shareholders’ equity	$1,716	$1,157	$700	$487	$327
Number of employees	29,572	24,750	23,161	17,376	11,508

No cash dividends were paid for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Company

We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks to store and allow fast access to data. Hard drives are key components of computers, including desktop and notebook computers (“PCs”), data storage subsystems and many consumer electronic (“CE”) devices.

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufactures (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products and integrate them into our own WD-branded external storage appliances for purposes such as personal data backup and portable or expanded storage of digital music, photography, video, and other data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 1 terabyte (“TB”), nominal rotation speeds of 5,400, 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD-branded external storage appliances that utilize interfaces such as USB 2.0, external SATA, FireWiretm and Ethernet network connections. In addition, we recently announced a family of hard drives specifically designed to consume substantially less power than previous designs.

We manufacture hard drives and head stack assemblies (“HSAs”) in Malaysia and Thailand. We also design and manufacture a substantial portion of our required magnetic heads in California, and head gimbal assemblies (“HGAs”) in Thailand. Following our planned acquisition of Komag, Incorporated (“Komag”), a leading media manufacturer and one of our current suppliers, we will also design in California and manufacture in Malaysia most of our required media and substrates. For geographical financial data, see Part II, Item 8, Note 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

On June 28, 2007, we entered into a definitive agreement to acquire all the outstanding shares of Komag for a value of approximately $1.0 billion. The planned acquisition of Komag is intended to strengthen our production effeciencies and enhance our hard drive manufacturing process by integrating media. The planned acquisition is structured as a cash tender offer at $32.25 per share for all the outstanding shares of Komag common stock, followed by a merger of our indirect wholly-owned subsidiary into Komag in which the remaining shareholders of Komag will receive $32.25 in cash per share. The planned acquisition is expected to close in the third calendar quarter of 2007. We intend to fund the planned acquisition, including the expected repurchase of Komag’s convertible notes due 2014 and related fees and expenses, through a combination of cash and proceeds from a senior unsecured term bridge loan facility of up to $1.3 billion.

Results of Operations

Fiscal 2007 Overview

In 2007, our net revenue increased by 26% to $5.5 billion on unit shipments of 97 million as compared to $4.3 billion and 73 million units, respectively, in 2006. In 2007, 43% of our revenue was derived from non-desktop sources including CE products, enterprise applications, notebook computers and retail sales as compared to 29% in 2006. Gross margin percentage decreased to 16.5% from 19.1% in 2006. Operating income increased by $49 million to $415 million. As a percentage of net revenue, operating income was 7.6% in 2007 compared to 8.4% 2006. We generated $618 million in cash flow from operations in 2007 compared with $368 million in 2006, finishing the year with $907 million in cash and short-term investments, an increase of $208 million from the prior year. We utilized $73 million to repurchase 4 million shares of our common stock and $43 million to repay long-term debt.

Summary Comparison of 2007, 2006 and 2005

The following table sets forth, for the periods indicated, summary information from our consolidated statements of income by dollars and percentage of revenue (in millions, except percentages):

	Years Ended
	June 29, 2007		June 30, 2006		July 1, 2005

Revenue, net	$5,468	100%	$4,341	100%	$3,639	100%
Gross margin	900	16.5	829	19.1	590	16.2
Operating expenses	485	8.9	463	10.7	395	10.9
Operating income	415	7.6	366	8.4	195	5.3
Non-operating income	28	0.5	16	0.4	5	0.2
Income before income taxes	443	8.1	382	8.8	200	5.5
Income tax (benefit) expense	(121)	(2.2)	(13)	(0.3)	4	0.1
Net income	564	10.3	395	9.1	196	5.4

The following table sets forth, for the periods indicated, summary information regarding volume shipments, average selling prices (“ASPs”) and revenues by geography, channel and product (in millions, except percentages and ASPs):

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005

Net revenue	$5,468	$4,341	$3,639
Unit shipments	97	73	61
ASPs (per unit)	$57	$59	$59
Revenues by Geography(%)
Americas	37%	36%	38%
Europe	29	28	29
Asia	34	36	33
Revenues by Channel(%)
OEM	48%	54%	58%
Distributors	36	39	36
Branded products	16	7	6
Revenues by Product(%)
Desktop computers	57%	71%	79%
Non-desktop sources	43	29	21

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Revenue.  Net revenue was $5.5 billion for 2007, an increase of 26% from 2006. Total unit shipments increased to 97 million as compared to 73 million for the prior year. This unit increase resulted from an increase in our desktop market share, stronger overall demand for hard drives in the desktop market and our increasing focus on the non-desktop market, including mobile, CE, enterprise and branded products. For example, we shipped 12 million drives to the mobile market in 2007 as compared to 5 million units in 2006. Additionally, we shipped 10 million units to the DVR market in 2007 as compared to 7 million units in 2006. ASPs declined to $57 due to normal technology price declines and a more competitive pricing environment in the notebook, desktop, and consumer electronics markets. Changes in revenue by geography generally reflect overall market demand fluctuations for hard drives. Changes in revenue by channel are a result of increases in sales of branded products due to the growing worldwide acceptance of our WD My Booktm and WD Passport® external digital storage appliances.

Gross Margin.  Gross margin for 2007 was $900 million, an increase of $71 million, or 9% over the prior year. Gross margin percentage decreased to 16.5% in 2007 from 19.1% in 2006. The factors contributing to this decrease include normal technology price declines and a more competitive pricing environment in the notebook, desktop, and consumer electronics markets. In addition, gross margin in 2006 benefited from a more favorable supply/demand balance.

Operating Expenses.  Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses decreased to 8.9% of net revenue in 2007 compared to 10.7% in 2006. R&D expense was $306 million in 2007, an increase of $9 million, or 3% over the prior year. The increase in R&D expense was primarily related to the development of new product platforms in support of our entry into new markets and expenditures for advanced head technologies, partially offset by a decrease of $2 million in variable incentive compensation programs. SG&A expense was $179 million in 2007, an increase of $13 million, or 8% as compared to 2006. The increase in SG&A expense was primarily due to an increase of $19 million in stock based compensation expense and other long-term employee incentive programs, offset by a $5 million decrease in software write-offs that occurred in 2006.

Interest and Other Income.  Net interest and other income was $28 million and $16 million in 2007 and 2006, respectively. This increase in net interest income was primarily due to higher average invested cash and short-term investment balances.

Income Tax Benefit.  Income tax benefit was $121 million and $13 million in 2007 and 2006, respectively. Tax benefit as a percentage of income before taxes was 27% and 3% for 2007 and 2006, respectively. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays and incentive programs and reductions to our valuation allowance for deferred tax assets. We have tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2022. In addition to the tax holidays, the tax provision was impacted by favorable adjustments to the company’s valuation allowance for deferred tax assets of $126 and $22 million in 2007 and 2006, respectively. These adjustments were based upon determination that it was more likely than not that all or a portion of our deferred tax assets will be realized. In the fourth quarter of 2007, we reversed the remaining valuation allowance for our deferred tax assets based on the weight of available evidence including our history of cumulative pretax income and the increased likelihood of our ability to generate profits in the future. In 2006, we released a portion of the valuation allowance on deferred tax assets due to the difficulty at the time in accurately projecting income for periods of longer than two years given the cyclical nature of our industry. The realization of the deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in future years. The amount of deferred tax assets considered realizable may increase or decrease in subsequent periods based on fluctuating industry or company conditions.

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Revenue.  Net revenue was $4.3 billion for 2006, an increase of 19% from 2005. Total unit shipments increased to 73 million as compared to 61 million for the prior year. This unit increase resulted from an increase in our desktop market share, stronger overall demand for hard drives in the desktop market and our increasing focus on the non-desktop market, including mobile, CE and branded products. For example, we shipped 5 million drives to the mobile market in 2006 as compared to 1 million units in 2005. Additionally, we shipped 7 million units to the DVR market in 2006 as compared to 4 million units in 2005. ASPs remained at a relatively constant level of $59 due to an increase in the average storage capacity of hard drives sold offset by moderate price declines. Revenue contribution by geographic region for 2006 as compared to 2005 reflects our focus on revenue growth in emerging geographic markets, primarily in Asia. Changes in revenue by channel reflect overall market demand fluctuations for hard drives.

Gross Margin.  Gross margin for 2006 was $829 million, an increase of $239 million, or 41% over the prior year. Gross margin percentage increased to 19.1% in 2006 from 16.2% in 2005. Gross margin in 2006 benefited from a more favorable supply/demand balance. In addition, gross margin was favorably impacted in 2006 by the following factors: 1) manufacturing efficiencies, 2) lower customer returns resulting from ongoing quality improvements that favorably impacted warranty obligations, and 3) an increase in the average storage capacity of hard drives sold. Moderate price declines somewhat offset the favorable impact of the aforementioned factors. During 2006 and 2005, our warranty accrual for prior quarters’ shipments was favorably adjusted by approximately $30 million and $1 million, respectively, as a result of improvements in quality and customer return rates and their expected impact on future levels of customer returns under warranty.

Operating Expenses.  Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, were 10.7% of net revenue in 2006, as compared to 10.9% in 2005. R&D expense was $297 million in 2006, an increase of $57 million, or 24% over the prior year. The increase in R&D expense was primarily related to the development of new product platforms in support of our entry into new markets, expenditures for advanced head technologies and an increase of $18 million in employee incentive compensation programs, of which $12 million related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123-R. SG&A expense was $166 million in 2006, an increase of $11 million, or 7% as compared to 2005. This increase in SG&A expense was primarily due to an expansion of sales resources to support increasing desktop computer demand in certain geographic regions, the growing mobile and CE markets, an increase of $15 million in employee incentive compensation programs, of which $7 million related to the adoption of SFAS No. 123-R, and a $5 million software write-off. The 2005 fiscal period included a $19 million charge for the settlement of a patent infringement lawsuit.

Interest and Other Income.  Net interest and other income was $16 million and $5 million in 2006 and 2005, respectively. This increase in net interest income was primarily due to higher average invested cash and short-term investment balances as well as increases in the rates of return on investments.

Income Tax Expense (Benefit).  Income tax (benefit) expense was $(13) million and $4 million in 2006 and 2005, respectively. Tax (benefit) expense as a percentage of income before taxes was (3)% and 2% for 2006 and 2005, respectively. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2022. In addition to the tax holidays, the tax provision for 2006 was favorably impacted by $22 million given the partial reduction of our valuation allowance on deferred tax assets upon determination that it was more likely than not that a portion of our deferred tax assets would be realized. The realization of the deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in fiscal years 2007 and 2008. A two-year period was used due to the difficulty at the time in accurately projecting income for longer periods of time given the cyclical nature of our industry. The 2005 effective tax rate benefited by approximately 0.7% from the favorable resolution of certain tax contingencies.

Liquidity and Capital Resources

We ended 2007 with total cash, cash equivalents and short-term investments of $907 million, an increase of $208 million from June 30, 2006. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A portion of our available funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. The following table summarizes the results of our statements of cash flows for the three years ended June 29, 2007:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005

Net cash flow provided by (used in):
Operating activities	$618	$368	$421
Investing activities	(383)	(303)	(274)
Financing activities	(86)	1	(7)

Net increase in cash and cash equivalents	$149	$66	$140

Operating Activities

Net cash provided by operating activities during 2007 was $618 million as compared to $368 million during 2006 and $421 million for 2005. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital was $78 million for 2007 as compared to $207 million for 2006 and net cash provided by changes in working capital of $89 million for 2005.

Our working capital requirements depend upon the effective management of our cash conversion cycle, which measures how quickly a company can convert its products into cash through sales. The following table summarizes the cash conversion cycle for the three years ended 2007:

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005

Days sales outstanding	45	39	40
Days in inventory	20	19	16
Days payables outstanding	(66)	(64)	(65)

Cash conversion cycle	(1)	(6)	(9)

The increase in the cash conversion cycle for 2007 was primarily due to our days sales outstanding (“DSOs”), which increased by six days from 2006. This increase was primarily due to the discontinuance of an early pay program with one of our larger customers and increasing sales to branded products’ customers and other customers who have longer payment terms.

From time to time, we modify the timing of payments to our vendors. We make these modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors’ payment term accommodations.

Investing Activities

Net cash used in investing activities for 2007 was $383 million as compared to $303 million for 2006 and $274 million for 2005. During 2007, cash used in investing activities consisted of $324 million for capital expenditures and $59 million for short-term investments. During 2006, cash used in investing activities consisted of $268 million for capital expenditures and $35 million for short-term investments. The increase in capital expenditures in 2007 compared to 2006 primarily consists of equipment purchased to support our investments in advanced head technologies, new product platforms and capacity for our broadening and growing product portfolio. The increase in capital expenditures in 2006 compared to 2005 was primarily a result of assets purchased to upgrade our head manufacturing capabilities, increased desktop and mobile hard drive production capabilities and for the normal replacement of existing assets. Additionally, during 2006, we purchased our previously leased head wafer manufacturing facility in Fremont, California for $27 million. For 2008, we expect capital additions to be between $600 million and $650 million, of which approximately $200 million will be utilized for the expansion of our head wafer fabrication capacity. Depreciation and amortization for 2008 is expected to be between $270 and $290 million.

Financing Activities

Net cash used in financing activities for 2007 was $86 million as compared to net cash provided by financing activities of $1 million for 2006 and net cash used in financing activities of $7 million for 2005. The net cash used in financing activities in 2007 consisted of $73 million used for repurchases of our common stock and $43 million used for repayments of long-term debt, offset by $30 million received through the exercise of common stock options and our Employee Stock Purchase Plan. The net cash provided by financing activities in 2006 consisted of $78 million received through the exercise of common stock options and our Employee Stock Purchase Plan, offset by $54 million used in repurchases of our common stock and $23 million used for repayments of long-term debt. The net cash used in financing activities in 2005 consisted of $45 million used for repurchases of our common stock and $20 million for debt repayments, offset by $58 million received upon issuance of common stock under employee plans.

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

Capital Commitments

The following is a summary of our significant contractual cash obligations and commercial commitments as of June 29, 2007 (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current portion	$—	$—	$—	$—	$—
Capital lease obligations	22	12	10	—	—
Operating leases	44	11	20	8	5
Purchase obligations(1)(2)	3,338	2,584	754	—	—

Total	$3,404	$2,607	$784	$8	$5

(1)	Includes long-term purchase agreements entered into before August 16, 2007.

(2)	These amounts do not reflect the reduction to commitments resulting from our planned acquisition of Komag.

In anticipation of our planned acquisition of Komag, we intend to fund the transaction, including the expected repurchase of Komag’s convertible notes due 2014 and related fees and expenses, through a combination of our cash and proceeds from a senior unsecured term bridge loan facility of up to $1.3 billion.

Long-Term Debt

We maintained a $125 million credit facility (“Senior Credit Facility”) with a termination date of September 20, 2009. The facility provided for a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan. The term loan was paid in full as of March 30, 2007, a letter of termination was submitted for the Senior Credit Facility on June 28th, 2007, and termination was finalized during the first quarter of 2008.

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

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010. We expect stock repurchases to be funded principally by operating cash flows. During 2007, we repurchased 4.0 million shares of common stock at a total cost of $73 million. Subsequent to the end of 2007, we purchased 0.8 million shares for approximately $16 million. During 2006, we repurchased 3.5 million shares of common stock at a total cost of $54 million. Since the inception of the program and through August 16, 2007, we have repurchased 15.1 million shares for a total cost of $204 million. Subject to any limitations that may be set forth in our proposed bridge loan facility to be entered into with our planned acquisition of Komag, we may continue to repurchase our stock as we deem appropriate and market conditions allow.

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

Warranty

We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help with our estimates and we exercise judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part II, Item 8, Note 4 of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Inventory

We value inventories at the lower of cost (first-in, first-out basis) or net realizable value. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information, and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require an increase in inventory balance adjustments that could negatively affect operating results.

Litigation and Other Contingencies

We apply SFAS No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

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

The fair values of all stock options granted on and subsequent to January 1, 2005, were estimated using a binomial model and the fair values of all options granted on and prior to December 31, 2004, and all ESPP shares were estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions.

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

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 159 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. Dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed six months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Thai Baht and Malaysian Ringgit contracts are designated as cash flow hedges. All other contracts are designated as fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

As of June 29, 2007, we had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)

Foreign currency forward contracts:
Thai Bhat	$256.1	33.10	$0.1
Malaysian Ringgit	$231.8	3.41	$(1.1)
Euro	$2.9	0.74	—
British Pound Sterling	$1.9	0.50	—

*	Expressed in units of foreign currency per dollar.

In 2007, 2006 and 2005, total realized transaction and forward exchange contract currency gains and losses were not material to our consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

We maintained a $125 million credit facility (“Senior Credit Facility”) with a termination date of September 20, 2009. The term loan was paid in full as of March 30, 2007, a letter of termination was submitted for the Senior Credit Facility on June 28th, 2007, and termination was finalized during the first quarter of 2008.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 29, 2007 and June 30, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 29, 2007. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 29, 2007 and June 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on July 2, 2005 and accordingly, has changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Costa Mesa, California
August 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Western Digital Corporation and subsidiaries maintained effective internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Western Digital Corporation and subsidiaries maintained effective internal control over financial reporting as of June 29, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Western Digital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 29, 2007 and June 30, 2006, the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 29, 2007, and the related financial statement schedule, and our report dated August 24, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP

Costa Mesa, California
August 24, 2007

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions)

	June 29,	June 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$700	$551
Short-term investments	207	148
Accounts receivable, net	697	481
Inventories	259	205
Advances to suppliers	63	80
Other current assets	103	40

Total current assets	2,029	1,505
Property and equipment, net	741	549
Other non-current assets	131	32

Total assets	$2,901	$2,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$882	$632
Accrued expenses	163	144
Accrued warranty	73	71
Current portion of long-term debt	12	25

Total current liabilities	1,130	872
Long-term debt	10	19
Other liabilities	45	38

Total liabilities	1,185	929
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; Outstanding — 225 and 222 shares, respectively	2	2
Additional paid-in capital	811	775
Accumulated comprehensive income (loss)	(1)	1
Retained earnings	955	391
Treasury stock — common shares at cost; 3 and 1 shares, respectively	(51)	(12)

Total shareholders’ equity	1,716	1,157

Total liabilities and shareholders’ equity	$2,901	$2,086

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005

Revenue, net	$5,468	$4,341	$3,639
Cost of revenue	4,568	3,512	3,049

Gross margin	900	829	590

Operating expenses:
Research and development	306	297	240
Selling, general and administrative	179	166	155

Total operating expenses	485	463	395

Operating income	415	366	195
Non-operating income:
Interest income	32	20	8
Interest and other expense	4	4	3

Total non-operating income	28	16	5

Income before income taxes	443	382	200
Income tax (benefit) expense	(121)	(13)	4

Net income	$564	$395	$196

Income per common share:
Basic	$2.57	$1.84	$.94

Diluted	$2.50	$1.76	$.90

Weighted average shares outstanding:
Basic	219	215	208

Diluted	226	224	217

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005

Cash flows from operating activities
Net income	$564	$395	$196
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	210	160	131
Stock-based compensation	48	37	5
Deferred income taxes	(126)	(22)	—
Other non-cash items	—	5	—
Changes in:
Accounts receivable	(218)	(77)	(90)
Inventories	(53)	(52)	(4)
Accounts payable	196	30	94
Accrued expenses	6	(27)	100
Advances to suppliers	(7)	(80)	(13)
Prepaid expenses and other	(2)	(1)	2

Net cash provided by operating activities	618	368	421

Cash flows from investing activities
Capital expenditures	(324)	(268)	(194)
Purchases of short-term investments	(68)	(109)	(95)
Redemption of short-term investments	9	74	15

Net cash used in investing activities	(383)	(303)	(274)

Cash flows from financing activities
Issuance of common stock under employee plans	30	78	58
Repurchase of common stock	(73)	(54)	(45)
Repayment of long-term debt	(43)	(23)	(20)

Net cash provided by (used in) financing activities	(86)	1	(7)

Net increase in cash and cash equivalents	149	66	140
Cash and cash equivalents, beginning of year	551	485	345

Cash and cash equivalents, end of year	$700	$551	$485

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8	$5	$5
Cash paid during the period for interest	$3	$2	$3
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$21	$15	$4

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(in millions)

							Retained
					Additional	Accumulated	Earnings	Total	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Accumulated	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity	Income

Balance at July 2, 2004	209	$2	(3)	$(29)	$714	$—	$(200)	$487	$150

Employee Stock Plans	4		7	57				57
Deferred compensation	2			5				5
Repurchase of common stock			(5)	(45)				(45)
Net income							196	196	$196
Unrealized gain (loss) on foreign currency contracts							—	—	—

Balance at July 1, 2005	215	2	(1)	(12)	714	—	(4)	700	$196

Employee Stock Plans	6		4	50	29			79
Deferred compensation	1			4	11			15
Stock based compensation					21			21
Repurchase of common stock			(4)	(54)				(54)
Net income							395	395	$395
Unrealized gain on foreign currency contracts						1		1	1

Balance at June 30, 2006	222	2	(1)	(12)	775	1	391	1,157	$396

Employee Stock Plans	1		3	50	(12)			38
Deferred compensation	2		(1)	(16)	30			14
Stock based compensation					18			18
Repurchase of common stock			(4)	(73)				(73)
Net income							564	564	$564
Unrealized gain on foreign currency contracts						(2)		(2)	(2)

Balance at June 29, 2007	225	$2	(3)	$(51)	$811	$(1)	$955	$1,716	$562

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Western Digital Corporation (the “Company” or “Western Digital” or “WD”) designs, develops, manufactures and sells hard drives. A hard drive is a device that stores data on one or more rotating magnetic disks to allow fast access to data. The Company’s hard drives are used in desktop computers, notebook computers, external storage devices, enterprise applications such as servers, workstations, network attached storage and storage area networks and in consumer electronics products such as personal/digital video recorders, satellite and cable set-top boxes and video game consoles. The Company sells its products worldwide to original equipment manufacturers and original design manufacturers for inclusion in computer systems or subsystems, and to distributors, resellers and retailers.

Western Digital has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company has a 52 or 53-week fiscal year. The 2007, 2006 and 2005 fiscal years, which ended on June 29, 2007, June 30, 2006 and July 1, 2005, respectively, consisted of 52 weeks each.

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

Concentration of Credit Risk

The Company designs, develops, manufactures and markets hard drives to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At June 29, 2007 and June 30, 2006, the Company had reserves for potential credit losses of $5 million and $5 million, respectively, and net

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable of $697 million and $481 million, respectively. The Company also has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventory Valuation

The Company values inventory at the lower of cost (first-in, first-out basis) or net realizable value. Inventory write-downs are recorded to reduce the carrying value of inventory to the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances. The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information, and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis.

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

Intangible Assets

Intangible assets consist of purchased technology acquired in asset acquisitions. These assets are being amortized over a weighted average period of three years. During the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005, the Company recorded $3 million, $4 million and $14 million of amortization expense related to these intangible assets, respectively. Amortization expense for intangible assets is estimated to be $3 million in 2008.

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

In accordance with standard industry practice, the Company has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. Either party may terminate these agreements upon written notice. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. These adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results. Net revenue recognized on sales to resellers was approximately $2.8 billion, $2.0 billion and $1.5 billion in 2007, 2006 and 2005, respectively. Repurchases of reseller inventory were not material in 2007, 2006 or 2005.

Western Digital establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help with estimates and assists in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair.

Advertising Expense

Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $5 million, $6 million and $2 million in 2007, 2006 and 2005, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. Each period the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that the Company records net deferred tax assets only to the extent that it has concluded it is more likely than not that these deferred tax assets will be realized.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock awards. The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005

Net income	$564	$395	$196

Weighted average shares outstanding:
Basic	219	215	208
Employee stock options and other	7	9	9

Diluted	226	224	217

Income per share:
Basic	$2.57	$1.84	$.94

Diluted	$2.50	$1.76	$.90

Antidilutive common share equivalents excluded*	2	2	6

*	For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation for employee stock options.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company had outstanding forward exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, British Pound Sterling and Euro with values of $493 million and $264 million at June 29, 2007 and June 30, 2006, respectively. Thai Baht and Malaysian Ringgit contracts are designated as cash flow hedges under SFAS No. 133. If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign currency contracts entered into for factory related activities are reported in cost of revenues. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company has determined that all of its hedging instruments for all years presented were effective as defined under SFAS No. 133.

All other contracts are related to international sales activities and are designated as fair value hedges. These contracts are not designated as hedging instruments under U.S. GAAP, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of non-operating income. Changes in fair value on these contracts were not material to the consolidated financial statements for all years presented.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS 159 will have on its consolidated financial statements.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year presentation. In addition, the current presentation within the consolidated statement of cash flows for capital expenditures has been corrected to reflect capital expenditures on a cash disbursements basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Previously, the Company presented capital expenditures on an incurred (accrual) basis. The comparative amounts in the prior period have been corrected to conform to the current period presentation as follows (in millions):

	Years Ended
	June 30,		July 1,
	2006		2005
	Current	Previous	Current	Previous
	Classification	Classification	Classification	Classification

Changes in accounts payable	$30	$64	$94	$134
Net cash provided by operating activities	368	402	421	461
Capital expenditures	268	302	194	234
Net cash used in investing activities	303	337	274	314

Note 2.	Supplemental Financial Statement Data

	Years Ended
	June 29,	June 30,
	2007	2006
	(in millions)

Inventories:
Finished goods	$153	$120
Work in process	94	62
Raw materials and component parts	12	23

	$259	$205

Property and Equipment:
Land and buildings	$189	$163
Machinery and equipment	1,203	906
Machinery and equipment recorded under capital leases	60	38
Furniture and fixtures	12	8
Leasehold improvements	53	28

	1,517	1,143
Accumulated depreciation and amortization	(776)	(594)

Net property and equipment	$741	$549

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for assets under capital lease was $14 million, $5 million and $4 million for the years ended June 29, 2007, June 30, 2007, and July 1, 2005, respectively. Accumulated amortization on machinery and equipment recorded under capital leases was $20 million and $10 million as of June 29, 2007 and June 30, 2006, respectively.

Note 3.	Short-term Borrowings and Long-term Debt

Short-term borrowings and long-term debt consisted of the following as of June 29, 2007 and June 30, 2006 (in millions):

	2007	2006

Term loan	$—	$25
Capital lease obligations (Note 4)	22	19

Total debt	22	44
Less amounts due in one year	(12)	(25)

Long-term debt	$10	$19

Line of Credit

The Company maintained a $125 million credit facility (“Senior Credit Facility”) with a termination date of September 20, 2009. The facility provided for a revolving credit line (subject to outstanding letters of credit and a borrowing base calculation) and a term loan. The term loan was paid in full as of March 30, 2007, a letter of termination was submitted for the Senior Credit Facility on June 28th, 2007, and termination was finalized during the first quarter of 2008.

Note 4.	Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating and capital leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2015. Rental expense under these operating leases, including month-to-month rentals, was $15 million, $16 million and $16 million in 2007, 2006 and 2005, respectively. The Company’s capital leases consist of leased equipment. These leases have maturity dates through July 2009 and interest rates averaging approximately 5.9%. Future minimum lease payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at June 29, 2007 are as follows (in millions):

	Operating	Capital

2008	$11	$13
2009	10	10
2010	10	—
2011	6	—
2012	2	—
Thereafter	5	—

Total future minimum payments	$44	$23

Less: interest on capital leases		(1)

Total principal payable on capital leases		$22

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranty Liability

The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. Management uses a statistical warranty tracking model to help estimate and exercise judgment in determining the underlying estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 were as follows (in millions):

	2007	2006	2005

Warranty accrual, beginning of period	$89	$92	$57
Charges to operations	74	76	82
Utilization	(52)	(49)	(46)
Changes in estimate related to pre-existing warranties	(21)	(30)	(1)

Warranty accrual, end of period	$90	$89	$92

Accrued warranty also includes amounts classified in non-current liabilities of $17 million at June 29, 2007 and $18 million at June 30, 2006.

Long-term Purchase Agreements

The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. For 2008 and 2009, WD expects these commitments to total approximately $985 million and $754 million, respectively. In conjunction with these agreements, the Company has advanced approximately $99 million related to 2008 and 2009 purchase commitments, of which $63 million is included in advances to suppliers and $36 million is included in other long-term assets as of June 29, 2007. These amounts do not reflect the reduction in commitments resulting from the planned acquisition of Komag.

Note 5.	Legal Proceedings

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, beyond that provided at June 29, 2007, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Since the Company’s announcement on July 27, 2006 that it was conducting a company-initiated, voluntary review of its historical stock option grants, several purported derivative actions were filed nominally on behalf of the Company against certain current and former directors and officers of the Company in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Orange. These complaints assert claims for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, constructive fraud, waste of corporate assets, unjust enrichment, rescission, breach of contract, violation of the California Corporations Code, abuse of control, gross mismanagement, and constructive trust in connection with the Company’s option granting practices. The complaints seek unspecified monetary damages and other relief against the individual defendants and certain governance reforms affecting the Company. The Company is named solely as a nominal defendant in each action. The parties in the actions engaged in a voluntary mediation on June 6, 2007, and these discussions are continuing.

On January 22, 2007, StorMedia Texas LLC filed a complaint against the Company and several other companies, including other disk drive manufacturers, for patent infringement in the Eastern District of Texas alleging infringement of U.S. Patent No. 6,805,891. The Company served an answer to the complaint denying all material allegations and asserting affirmative defenses, and has also filed counterclaims against StorMedia. The Company intends to defend itself vigorously in this matter. As described elsewhere in this Annual Report on Form 10-K, the Company has entered into a definitive agreement to acquire Komag. Komag has provided its customers with certain contractual indemnification undertakings for patent infringement involving its products and Komag has received claims for reimbursement of legal defense costs from its customers related to the StorMedia patent infringement litigation. The Company is evaluating the position of Komag in relation to this litigation.

Note 6.	Business Segment, International Operations and Major Customers

Segment Information

The Company operates in one segment, the hard drive business.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Operations

The Company’s operations outside the United States include manufacturing facilities in Malaysia and Thailand as well as sales offices throughout Canada, Europe, Asia, Japan, India and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended June 29, 2007 (in millions):

	2007	2006	2005

Revenue from external customers(1):
United States	$1,780	$1,386	$1,268
Asia	1,840	1,550	1,197
Europe, the Middle East and Africa	1,591	1,225	1,069
Other	257	180	105

Total	$5,468	$4,341	$3,639

Long-lived assets:
United States	$409	$261	$163
Asia	462	320	244
Europe, the Middle East and Africa	1	—	—

Total	$872	$581	$407

(1)	Revenue is attributed to geographic regions based on location of customer.

Major Customer

During 2007, 2006 and 2005, sales to Dell, Inc. accounted for 10%, 12% and 16% of the Company’s revenue, respectively.

Note 7.	Western Digital Corporation 401(k) Plan

The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company makes annual contributions to the Plan, subject to approval from the Board of Directors. For 2007, 2006 and 2005 the Company made Plan contributions of $4 million, $4 million and $3 million, respectively.

Note 8.	Shareholders’ Equity

Stock Incentive Plans

The Company has four stock-based incentive plans (collectively referred to as the “Stock Plans”): The 2004 amended and restated Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. Subsequent to the expiration of the Employee Stock Option Plan on November 10, 2004 and approval of the 2004 Performance Incentive Plan by the Company’s shareholders on November 18, 2004, no new awards are permitted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of June 29, 2007, options to purchase 7.2 million shares of the Company’s common stock remain outstanding under the Prior Stock Plans, of which 6.2 million shares were exercisable and 0.1 million shares of restricted stock remain unvested. Options granted under the Prior Stock Plans vested over periods from one to four years. Options granted under the Prior Stock Plans expire either five or ten years from the date of grant.

In November 2004, the Company’s shareholders approved the 2004 Performance Incentive Plan. Subsequently, in November 2005, the Company’s shareholders approved an authorization for an additional 13 million shares. The types of

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 29, 2007, the maximum number of shares of the Company’s common stock that are authorized for award grants under the 2004 Performance Incentive Plan is 22.1 million shares. Any shares subject to awards under the prior stock plans that are cancelled, forfeited, or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan will terminate on September 21, 2014 unless terminated earlier by the Company’s Board of Directors.

Employee Stock Purchase Plan

During 2006, the Company adopted the Western Digital Corporation 2005 Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may authorize payroll deductions of up to 10% of their eligible compensation to purchase shares of the Company’s common stock at 95% of the fair market value of common stock on either the date of grant or on the exercise date, whichever is less. The date of grant of each offering period is June 1st or December 1st, except for the initial offering period, which began on December 15, 2005. Each offering period is 24 months and consists of four exercise dates. If the fair market value of the common stock is less on a given exercise date than on the date of grant, employee participation in that offering period is terminated and re-enrollment in the new offering period occurs automatically. The Company’s ESPP operates in accordance with Section 423 of the Internal Revenue Code. The 1993 Employee Stock Purchase Plan, which was previously suspended by the Board of Directors, terminated upon stockholder approval of the 2005 ESPP.

Stock-Based Compensation Expense

Effective July 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”) using the modified prospective method. SFAS No. 123-R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123-R, the Company recognized the cost resulting from all share-based payment transactions including shares issued under the Company’s stock option plans and employee stock purchase plans in the financial statements. During the fiscal year ended June 29, 2007, the Company expensed $18 million related to stock-based compensation from stock options and ESPP shares. At June 29, 2007, total compensation cost related to unvested stock options granted to employees and ESPP shares, but not yet recognized, was $26 million and will be amortized on a straight-line basis over a weighted average period of approximately 2.2 years.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123-R

Prior to July 2, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under the Company’s stock option plans and ESPP) in accordance with APB No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The following table sets forth the computation of basic and diluted income per share for the years ended July 1, 2005, and

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in millions, except per share data):

July 1,
2005

Net income
As reported	$196
Stock-based employee compensation included in reported earnings	5
Stock-based employee compensation expense determined under fair-value based methods for all awards	(30)

Pro forma net income	$171

Basic income per share:
As reported	$0.94

Pro forma	$0.83

Diluted income per share:
As reported	$0.90

Pro forma	$0.79

The 2005 pro forma income per share information is estimated using the Black-Scholes-Merton option-pricing model for all stock options granted on or prior to December 31, 2004, as well as all ESPP shares granted on or prior to July 1, 2005. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. For stock options granted January 1, 2005 through July 1, 2005, the 2005 pro forma income per share information is estimated using a binomial model. Both the Black-Scholes-Merton and the binomial option pricing models require the input of highly subjective assumptions such as the expected stock price volatility and expected employee exercise behavior. The resulting fair value of employee stock options is amortized on a straight-line basis over the service period of the options.

Stock Options

The following table summarizes activity under the Stock Plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value

Options outstanding at July 2, 2004	25.1	$7.75
Granted	4.4	10.05
Exercised	(9.2)	5.26
Canceled or expired	(0.8)	9.07

Options outstanding at July 1, 2005	19.5	9.39
Granted	1.2	17.22
Exercised	(7.6)	8.36
Canceled or expired	(0.7)	11.79

Options outstanding at June 30, 2006	12.4	10.65
Granted	1.6	19.30
Exercised	(2.7)	8.34
Canceled or expired	(0.5)	18.68

Options outstanding at June 29, 2007	10.8	$12.15	5.6	$86

Exercisable at June 29, 2007	7.1	$10.35	4.3	$71

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of June 29, 2007, the Company had options outstanding to purchase an aggregate of 8.5 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $86 million. During the years ended June 29, 2007 and June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $30 million and $84 million, respectively, determined as of the date of exercise.

The following tables summarize information about options outstanding and exercisable under the Stock Plans at June 29, 2007 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable
		Remaining
Range of	Number	Contractual Life*	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$ 2.10 – 3.85	1.6	4.33	$2.98	1.6	$2.95
3.94 – 6.58	1.2	3.43	5.29	1.2	5.29
6.64 – 8.58	0.5	4.25	7.87	0.4	7.89
8.63 – 8.89	1.4	7.13	8.88	0.7	8.86
8.99 – 11.98	1.1	5.62	10.76	0.7	10.63
11.99 – 13.00	1.0	5.55	12.78	0.8	12.79
13.04 – 15.65	1.2	5.83	13.70	0.8	13.54
16.96 – 19.19	0.5	6.04	18.32	0.2	18.61
19.40 – 21.00	1.5	8.88	19.64	0.1	20.26
21.04 – 48.50	0.8	3.30	30.20	0.6	32.41

	10.8	5.64	$12.15	7.1	$10.35

*	Represents the weighted average remaining contractual lives of the options outstanding.

Deferred Stock Compensation

The Company granted approximately 1.8 million, 2.0 million and 1.6 million shares of restricted stock during 2007, 2006 and 2005, respectively. The restricted stock vests annually over periods from one to five years. The aggregate market value of the restricted stock at the date of issuance was $36 million, $27 million and $17 million in 2007, 2006 and 2005, respectively. These amounts have been recorded as deferred compensation and are being amortized to operating expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of zero based on a historical analysis indicating minimal forfeitures for these types of awards. For the year ended June 29, 2007, the Company charged to expense $29 million related to restricted stock awards that were vested during the period. Of this amount, $12 million represented the incremental cost from the modification of pre-existing awards. As of June 29, 2007, the aggregate unamortized fair value of all unvested restricted stock awards was $38 million, which will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.7 years.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Reserved for Issuance

The following table summarizes all shares of common stock reserved for issuance at June 29, 2007 (in millions):

Number
of Shares

Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	21.6
ESPP	3.4

25.0

Fair Value Disclosure — Binomial Model

The fair value of stock options granted for the years ended June 29, 2007, June 30, 2006 and all options granted between January 1, 2005 and July 1, 2005 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee forfeiture rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted during the three years ended June 29, 2007 was estimated using the following weighted average assumptions:

	2007	2006	2005

Suboptimal exercise factor	1.62	1.58	1.79
Range of risk-free interest rates	4.48% to 5.12%	4.01% to 5.21%	3.34% to 4.46%
Range of expected volatility	0.34 to 0.79	0.38 to 0.82	0.43 to 0.84
Weighted average expected volatility	.59	.67	.70
Post-vesting termination rate	5.34%	14.00%	13.54%
Expected term (in years)	5.34	4.32	3.82
Dividend yield	—	—	—
Fair value	$8.18	$7.11	$4.86

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

The 2005 pro forma income per share information for all stock options granted on or prior to December 31, 2004 as well as all ESPP shares granted on or prior to July 1, 2005 was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. The pro forma impact of applying SFAS No. 123 at June 29, 2007 is not necessarily representative of future periods.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of all stock options granted on or prior to December 31, 2004 and all ESPP shares granted on or prior to June 29, 2007 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Stock Option
	Plan	ESPP
	2005	2007	2006	2005

Option life (in years)	4.51	1.22	1.21	1.25
Risk-free interest rate	3.23%	4.51%	4.45%	2.25%
Stock price volatility	0.74	0.40	0.42	0.55
Dividend yield	—	—	—	—
Fair value	$5.33	$3.83	$3.85	$3.00

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s common stock in open market transactions. Stock repurchases are expected to be funded principally from operating cash flows. During 2007, the Company repurchased 4.0 million shares of common stock at a total cost of $73 million. Subsequent to the end of 2007, the Company purchased 0.8 million shares for approximately $16 million. Since the inception of the program, the Company has repurchased 15.1 million shares for a total cost of $204 million. Subject to any limitations that may be set forth in the proposed bridge loan facility to be entered into for the planned acquisition of Komag, the Company may continue to repurchase its stock as it deems appropriate and market conditions allow.

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

Note 9.	Income Taxes

Pre-tax Income

The domestic and foreign components of income (loss) before income taxes were as follows for the three years ended June 29, 2007 (in millions):

	2007	2006	2005

Foreign	$322	$272	$236
Domestic	121	110	(36)

Income before income taxes	$443	$382	$200

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax (Benefit) Expense

The components of the (benefit) provision for income taxes were as follows for the three years ended June 29, 2007 (in millions):

	2007	2006	2005

Current:
Foreign	$8	$6	$2
Domestic-federal	(4)	3	1
Domestic-state	—	—	1
Deferred:
Domestic-federal	(65)	(19)	—
Domestic-state	(60)	(3)	—

Income tax (benefit) provision	$(121)	$(13)	$4

Remaining net undistributed earnings from foreign subsidiaries at June 29, 2007 on which no U.S. tax has been provided amounted to approximately $1.1 billion. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings approximates $433 million, if the Company repatriates the $1.1 billion in undistributed earnings from the foreign subsidiaries.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of June 29, 2007 and June 30, 2006 were as follows (in millions):

	2007	2006

Deferred tax assets:
Reserves and accrued expenses not currently deductible	$88	$99
Domestic net operating loss (NOL) carryforward	—	10
Business credit carryforward	35	40
Other	34	28

	157	177
Deferred tax liabilities	(10)	—

Valuation allowance	—	(155)

Deferred tax assets, net	$147	$22

	2007	2006

Deferred tax assets:
Current portion (included in other current assets)	$69	$10
Non-current portion (included in other non-current assets)	88	12
Deferred tax liabilities	(10)	—

Deferred tax assets, net	$147	$22

In addition to the deferred tax assets presented above, the Company had additional NOL and credit benefits related to stock option deductions of approximately $106 million and $90 million at June 29, 2007 and June 30, 2006, respectively. In accordance with the provisions of SFAS No. 123-R, this will be recorded as a credit to shareholders’ equity when an incremental benefit is recognized after considering all other tax attributes available to the Company.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, these amounts are excluded from the table above. The 2006 deferred tax assets presented above have been reclassified to reflect the 2007 presentation.

Reserves and accrued expenses not currently deductible consisted of the following as of June 29, 2007 and June 30, 2006 (in millions):

	2007	2006

Sales related reserves and adjustments	$54	$69
Accrued compensation and benefits	25	21
Other accrued liabilities	4	5
Inventory reserves and adjustments	5	4

Total reserves and accrued expenses not currently deductible	88	99

The Company determines deferred taxes for each of its tax-paying subsidiaries within each tax jurisdiction. The Company’s deferred tax assets had previously been partially reserved in the form of a valuation allowance. As of the end of fiscal 2007, the Company determined that it is more likely than not that these assets will be realized. Accordingly, the Company reduced the remainder of the valuation allowance which resulted in the recognition of additional net deferred tax assets of $125 million. The realization of the deferred tax assets is primarily dependent on the Company’s ability to generate sufficient earnings in certain jurisdictions in future years. The Company released the remainder of the valuation allowance for its deferred tax assets based on the weight of available evidence including the history of cumulative pretax income and the increased likelihood of the Company’s ability to generate profits in the future. In 2006, the Company released a portion of the valuation allowance on deferred tax assets due to the difficulty at the time in accurately projecting income for periods of longer than two years given the cyclical nature of the industry. The amount of deferred tax assets considered realizable may increase or decrease in subsequent periods based on fluctuating industry or company conditions.

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended June 29, 2007:

	2007	2006	2005

U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(24)	(25)	(40)
Utilization of domestic NOL carryforward	(9)	(16)	(22)
Tax effect of repatriation	—	1	15
Increase in non-NOL deductible temporary differences not benefited	—	6	15
Release of valuation allowance	(30)	(6)	—
Other	1	2	(1)

Effective tax rate	(27)%	(3)%	2%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates through 2022. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $86 million ($0.38 per diluted share), $81 million ($0.36 per diluted share) and $67 million ($0.31 per diluted share) in 2007, 2006, and 2005 respectively.

As of June 29, 2007, the Company had federal and state NOL carryforwards of approximately $308 million and $139 million, respectively. In addition, the Company had various federal and state tax credit carryforwards combined of approximately $90 million. The loss carryforwards available to offset future federal and state taxable income expire at

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various times from 2019 to 2021 and 2008 to 2026, respectively. Approximately $37 million of the credit carryforwards available to offset future taxable income expire at various times from 2009 to 2027. The remaining amount is available indefinitely.

Note 10.	Planned Acquisition

The Company has a definitive agreement to acquire Komag, Incorporated, a media manufacturer and current supplier to the Company, for $32.25 per share for a value of approximately $1.0 billion, which is expected to close during the third calendar quarter of 2007. The planned acquisition of Komag is intended to strengthen production efficiencies and enhance the Company’s hard drive manufacturing process by integrating media, one of the critical technology components of hard drives.

The planned acquisition is structured as a cash tender offer for all the outstanding shares of Komag common stock followed by a merger of an indirect wholly-owned subsidiary of the Company into Komag in which the remaining shareholders of Komag will receive $32.24 in cash per share.

The Company intends to fund the planned acquisition, including the expected repurchase of Komag’s convertible notes due 2014 and related fees and expenses, through a combination of the Company’s cash and proceeds from a senior unsecured term bridge loan facility of up to $1.3 billion.

Note 11.	Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth

2007(1)
Revenue, net	$1,264	$1,428	$1,410	$1,367
Gross margin	218	255	222	205
Operating income	99	122	115	79
Net income	103	128	121	212
Basic earnings per share	$0.47	$0.58	$0.55	$0.97

Diluted earnings per share	$0.46	$0.57	$0.53	$0.94

2006(2)
Revenue, net	$1,010	$1,117	$1,129	$1,086
Gross margin	178	228	218	204
Operating income	68	104	100	94
Net income	69	104	102	120
Basic earnings per share	$0.32	$0.49	$0.47	$.55

Diluted earnings per share	$0.31	$0.47	$0.45	$.53

(1)	The fourth quarter of 2007 included a $126 million benefit to income taxes from an adjustment to the valuation allowance for deferred income taxes. This benefit is net of an adjustment made in the fourth quarter to reduce the deferred tax asset and the related valuation allowance by approximately $21 million to correct the amount of state deferred tax asset recognized in prior periods. As both the deferred tax asset and the related valuation allowance were overstated in prior periods, there was no net effect to the total assets or net income as reported in those prior periods, or in the fourth quarter 2007.

(2)	The fourth quarter of 2006 included a $13 million benefit to gross margin related to the resolution of certain items that impacted amounts previously recorded as costs primarily in earlier quarters of 2006, and a $22 million benefit to income taxes from an adjustment to the valuation allowance for deferred income taxes.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended June 30, 2006
(in millions)

Allowance for
Doubtful
Accounts

Balance at July 2, 2004	$6
Charges to operations	2
Deductions	(5)

Balance at July 1, 2005	$3
Charges to operations	5
Deductions	(3)

Balance at June 30, 2006	$5
Charges to operations	—
Deductions	(—)

Balance at June 29, 2007	$5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. KPMG LLP, our independent registered public accounting firm which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting. See page 48 herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2007, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.”

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information, if any, required by this Item included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2007.

Item 14.	Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2007.

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

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated(30)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(22)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006(25)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(5)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(5)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005(21)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(25)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(25)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(14)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(14)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*

Exhibit
Number		Description

10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(27)
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 9, 2006(27)
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(2)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(6)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(19)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(3)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(6)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(19)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(6)
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(6)
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, effective as of November 17, 2005(21)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 17, 2005(22)
10.7		Western Digital Corporation Incentive Compensation Plan(7)*
10.8		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.9		Amended and Restated Deferred Compensation Plan, effective March 28, 2003(11)*
10.10		Amended and Restated Executive Bonus Plan, effective March 28, 2003(11)*
10.11		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(8)*
10	.11.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(10)*
10	.11.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005(24)*
10	.11.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006(24)*
10.12		Employment Agreement dated as of August 25, 2005, between Western Digital Corporation and Arif Shakeel(18)*
10	.12.1	Amendment to Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and Arif Shakeel(26)*
10.13		Long-Term Retention Agreement — Cash, between Western Digital Corporation and Hossein M. Moghadam, dated as of September 21, 2004(19)*
10	.13.1	Letter Agreement, dated February 16, 2006, between Western Digital Corporation and Hossein M. Moghadam(24)*
10	.13.2	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and Hossein M. Moghadam(29)*
10.14		Letter agreement, dated September 10, 2004, by and between Western Digital Technologies, Inc. and Stephen D. Milligan(13)*
10	.14.1	Letter agreement, dated February 16, 2006, by and between Western Digital Corporation and Stephen D. Milligan(24)*
10.15		Letter Agreement, dated May 25, 2005, between Western Digital Corporation and John F. Coyne(21)*

Exhibit
Number		Description

10	.15.1	Letter Agreement, dated November 17, 2005, between Western Digital Corporation and John F. Coyne(22)*
10	.15.2	Long-Term Retention Agreement — Cash, between Western Digital Corporation and John F. Coyne, dated as of September 21, 2004(27)*
10	.15.3	Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(26)*
10	.15.4	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(26)*
10	.15.5	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(26)*
10	.15.6	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and John F. Coyne(29)*
10.16		Letter Agreement, dated February 16, 2006, between Western Digital Corporation and Raymond M. Bukaty(24)*
10.17		Letter Agreement, dated April 4, 2007, between Western Digital Corporation and Timothy Leyden†*
10.18		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of February 16, 2006(23)*
10.19		Western Digital Corporation Executive Severance Plan, effective February 16, 2006(29)*
10.20		Form of Indemnity Agreement for Directors of Western Digital Corporation(9)
10.21		Form of Indemnity Agreement for Officers of Western Digital Corporation(9)
10.22		Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation(13)
10	.22.1	First Amendment to Sublease, dated as of September 28, 2005, by and between Advanced Logic Research, Inc. and Western Digital Technologies, Inc.(20)
10.23		Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(4)
10.24		Standard Industrial/Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(12)
10.25		Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/Edenvale Associates and Western Digital Corporation(12)
10	.25.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(16)
10	.25.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(16)
10	.25.3	Fourth Amendment to Lease, dated as of December 21, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(22)
10.26		Volume Purchase Agreement, dated as of June 6, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(19)(28)
10	.26.1	Amendment No. 1 to Volume Purchase Agreement, dated as of July 22, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(19)(28)
10	.26.2	Amendment No. 2 to Volume Purchase Agreement, dated as of November 29, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(22)(28)
10	.26.3	Amendment No. 3 to Volume Purchase Agreement, dated as of January 31, 2006, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(22)(28)
10.27		Supply Agreement, dated as of August 17, 2005, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(19)(28)
10	.27.1	Amendment No. 1 to Supply Agreement, dated as of July 16, 2006, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(27)(31)
10.28		Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(15)(17)

Exhibit
Number		Description

10	.28.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 2004, among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.(19)
10	.28.2	Second Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.(19)
10	.28.3	Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A(20)
10	.28.4	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A(27)
10	.28.5	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 25, 2006, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A(27)(31)
10	.28.6	Letter to General Electric Capital Corporation, dated June 28, 2007, regarding Notice of Voluntary Termination of Amended and Restated Credit Agreement†
10.29		Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(6)
10.30		Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(13)
10.31		Tender and Voting Agreement, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and the individuals listed on the signature page thereto(30)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on April 6, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 13, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2003.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 23, 2003.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2004.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(15)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 12, 2005.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2005.

(17)	Certain portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission, dated July 20, 2005, granting confidential treatment.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 26, 2005.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 9, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2005.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 22, 2006.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2006.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 20, 2006.

(28)	Certain portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission, dated January 9, 2007, granting confidential treatment.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007.

(31)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ Stephen D. Milligan
Stephen D. Milligan
Senior Vice President and Chief Financial Officer

Dated: August 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Coyne John F. Coyne	Chief Executive Officer (Principal (Executive Officer), Director	August 24, 2007

/s/ Stephen D. Milligan Stephen D. Milligan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2007

/s/ Joseph R. Carrillo Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)	August 24, 2007

/s/ Thomas E. Pardun Thomas E. Pardun	Chairman of the Board	August 24, 2007

/s/ Peter D. Behrendt Peter D. Behrendt	Director	August 24, 2007

/s/ Kathleen A. Cote Kathleen A. Cote	Director	August 24, 2007

/s/ Henry T. DeNero Henry T. DeNero	Director	August 24, 2007

/s/ William L. Kimsey William L. Kimsey	Director	August 24, 2007

/s/ Michael D. Lambert Michael D. Lambert	Director	August 24, 2007

/s/ Matthew E. Massengill Matthew E. Massengill	Director	August 24, 2007

/s/ Roger H. Moore Roger H. Moore	Director	August 24, 2007

/s/ Arif Shakeel Arif Shakeel	Director	August 24, 2007

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated(30)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(22)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006(25)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(5)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(5)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005(21)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(25)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(25)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(14)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(14)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(23)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(27)
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 9, 2006(27)
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(2)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(6)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(19)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(3)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(6)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(19)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(6)
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(6)
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, effective as of November 17, 2005(21)*

Exhibit
Number		Description

10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 17, 2005(22)
10.7		Western Digital Corporation Incentive Compensation Plan(7)*
10.8		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.9		Amended and Restated Deferred Compensation Plan, effective March 28, 2003(11)*
10.10		Amended and Restated Executive Bonus Plan, effective March 28, 2003(11)*
10.11		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(8)*
10	.11.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(10)*
10	.11.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005(24)*
10	.11.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006(24)*
10.12		Employment Agreement dated as of August 25, 2005, between Western Digital Corporation and Arif Shakeel(18)*
10	.12.1	Amendment to Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and Arif Shakeel(26)*
10.13		Long-Term Retention Agreement — Cash, between Western Digital Corporation and Hossein M. Moghadam, dated as of September 21, 2004(19)*
10	.13.1	Letter Agreement, dated February 16, 2006, between Western Digital Corporation and Hossein M. Moghadam(24)*
10	.13.2	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and Hossein M. Moghadam(29)*
10.14		Letter agreement, dated September 10, 2004, by and between Western Digital Technologies, Inc. and Stephen D. Milligan(13)*
10	.14.1	Letter agreement, dated February 16, 2006, by and between Western Digital Corporation and Stephen D. Milligan(24)*
10.15		Letter Agreement, dated May 25, 2005, between Western Digital Corporation and John F. Coyne(21)*
10	.15.1	Letter Agreement, dated November 17, 2005, between Western Digital Corporation and John F. Coyne(22)*
10	.15.2	Long-Term Retention Agreement — Cash, between Western Digital Corporation and John F. Coyne, dated as of September 21, 2004(27)*
10	.15.3	Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(26)*
10	.15.4	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(26)*
10	.15.5	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(26)*
10	.15.6	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and John F. Coyne(29)*
10.16		Letter Agreement, dated February 16, 2006, between Western Digital Corporation and Raymond M. Bukaty(24)*
10.17		Letter Agreement, dated April 4, 2007, between Western Digital Corporation and Timothy Leyden†*
10.18		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of February 16, 2006(23)*
10.19		Western Digital Corporation Executive Severance Plan, effective February 16, 2006(29)*
10.20		Form of Indemnity Agreement for Directors of Western Digital Corporation(9)
10.21		Form of Indemnity Agreement for Officers of Western Digital Corporation(9)
10.22		Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation(13)
10	.22.1	First Amendment to Sublease, dated as of September 28, 2005, by and between Advanced Logic Research, Inc. and Western Digital Technologies, Inc.(20)
10.23		Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(4)

Exhibit
Number		Description

10.24		Standard Industrial/Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(12)
10.25		Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/Edenvale Associates and Western Digital Corporation(12)
10	.25.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(16)
10	.25.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(16)
10	.25.3	Fourth Amendment to Lease, dated as of December 21, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(22)
10.26		Volume Purchase Agreement, dated as of June 6, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(19)(28)
10	.26.1	Amendment No. 1 to Volume Purchase Agreement, dated as of July 22, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(19)(28)
10	.26.2	Amendment No. 2 to Volume Purchase Agreement, dated as of November 29, 2005, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(22)(28)
10	.26.3	Amendment No. 3 to Volume Purchase Agreement, dated as of January 31, 2006, by and between Komag USA (Malaysia) Sdn., Komag, Incorporated, and Western Digital Technologies, Inc.(22)(28)
10.27		Supply Agreement, dated as of August 17, 2005, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(19)(28)
10	.27.1	Amendment No. 1 to Supply Agreement, dated as of July 16, 2006, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(27)(31)
10.28		Amended and Restated Credit Agreement, dated as of September 19, 2003, among Western Digital Technologies, Inc., the other credit parties identified therein, General Electric Capital Corporation and Bank of America, N.A.(15)(17)
10	.28.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 8, 2004, among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.(19)
10	.28.2	Second Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A.(19)
10	.28.3	Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2005, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A(20)
10	.28.4	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A(27)
10	.28.5	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 25, 2006, by and among Western Digital Technologies, Inc., Western Digital (Fremont), Inc., the other credit parties and guarantors thereto, General Electric Capital Corporation and Bank of America, N.A(27)(31)
10	.28.6	Letter to General Electric Capital Corporation, dated June 28, 2007, regarding Notice of Voluntary Termination of Amended and Restated Credit Agreement†
10.29		Continuing Guaranty, between Western Digital Corporation and General Electric Capital Corporation, dated as of April 7, 2001(6)
10.30		Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(13)
10.31		Tender and Voting Agreement, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and the individuals listed on the signature page thereto(30)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

Exhibit
Number	Description

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on April 6, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 13, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2003.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 23, 2003.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2004.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(15)	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 12, 2005.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2005.

(17)	Certain portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission, dated July 20, 2005, granting confidential treatment.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 26, 2005.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 9, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2005.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 22, 2006.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2006.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 20, 2006.

(28)	Certain portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission, dated January 9, 2007, granting confidential treatment.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007.

(31)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.