Form 10-Q
period 2007-09-28
WESTERN DIGITAL CORP
filed 2007-11-06
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on October 26, 2007, 220.1 million shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets — September 28, 2007 and June 29, 2007	3
Condensed Consolidated Statements of Income — Three Months Ended September 28, 2007 and September 29, 2006	4
Condensed Consolidated Statements of Cash Flows — Three Months Ended September 28, 2007 and September 29, 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 6. Exhibits	43
Signatures	45
EXHIBIT 10.1.5
EXHIBIT 10.1.6
EXHIBIT 10.1.7
EXHIBIT 10.1.8
EXHIBIT 10.1.9
EXHIBIT 10.1.10
EXHIBIT 10.9
EXHIBIT 10.32
EXHIBIT 10.32.1
EXHIBIT 10.32.2
Exhibit 10.33
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
     Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every six years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The quarters ended September 28, 2007 and September 29, 2006 were 13 weeks. Fiscal year 2007 was comprised of 52 weeks and ended on June 29, 2007. Fiscal year 2008 will be comprised of 52 weeks and will end on June 27, 2008. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital®, WD®, the WD logo®, MioNet®, WD Caviar®, WD Raptor®, WD Scorpio®, WD Passport®, My Book™, World Edition™, Premium ES Edition™, WD AV™, WD RE2™, My DVR Expander™ and GreenPower™ are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Sept. 28,	Jun. 29,
	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$651	$700
Short-term investments	200	207
Accounts receivable, net	985	697
Inventories	461	259
Advances to suppliers	42	63
Other current assets	108	103

Total current assets	2,447	2,029
Property and equipment, net	1,516	741
Goodwill and other intangible assets, net	187	4
Other non-current assets	224	127

Total assets	$4,374	$2,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,106	$882
Customer advances	59	—
Accrued expenses	211	163
Accrued warranty	76	73
Short-term debt	999	—
Current portion of long-term debt	12	12

Total current liabilities	2,463	1,130
Long-term debt	7	10
Other liabilities	117	45

Total liabilities	2,587	1,185
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5.0 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450.0 shares; Outstanding — 225.3 and 221.7 shares, respectively	2	2
Additional paid-in capital	811	811
Accumulated comprehensive income	2	(1)
Retained earnings	1,023	955
Treasury stock — common shares at cost; 2.9 and 3.0 shares, respectively	(51)	(51)

Total shareholders’ equity	1,787	1,716

Total liabilities and shareholders’ equity	$4,374	$2,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED
	Sept. 28,	Sept. 29,
	2007	2006
Revenue, net	$1,766	$1,264
Cost of revenue	1,443	1,046

Gross margin	323	218

Operating expenses:
Research and development	91	75
Selling, general and administrative	48	44
Acquired in-process research and development	49	—

Total operating expenses	188	119

Operating income	135	99
Non-operating income:
Interest income	9	7
Interest and other expense	6	—

Total non-operating income	3	7

Income before income taxes	138	106
Income tax provision	69	3

Net income	$69	$103

Income per common share:
Basic	$.31	$.47

Diluted	$.31	$.46

Weighted average shares outstanding:
Basic	219	219

Diluted	224	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	THREE MONTHS ENDED
	Sept. 28,	Sept. 29,
	2007	2006
Cash flows from operating activities
Net income	$69	$103
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	78	45
In-process research and development	49	—
Deferred income taxes	60	—
Stock-based compensation	8	9
Changes in:
Accounts receivable	(173)	(132)
Inventories	3	(11)
Accounts payable	72	105
Accrued expenses	12	(1)
Advances to suppliers	30	(3)
Prepaid expenses and other	11	—

Net cash provided by operating activities	219	115

Cash flows from investing activities
Acquisitions, net of cash acquired	(911)	—
Capital expenditures	(163)	(59)
Purchases of short-term investments	(28)	(1)
Redemption of short-term investments	93	1

Net cash used in investing activities	(1,009)	(59)

Cash flows from financing activities
Net proceeds from short-term debt	750	—
Issuance of common stock under employee plans	10	2
Repurchase of common stock	(16)	—
Repayment of long-term debt	(3)	(6)

Net cash provided by (used in) financing activities	741	(4)

Net (decrease) increase in cash and cash equivalents	(49)	52
Cash and cash equivalents, beginning of period	700	551

Cash and cash equivalents, end of period	$651	$603

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2	$2
Cash paid during the period for interest	$—	$1

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$—	$21
Acquired covertible debentures	$248	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2007. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
     On September 5, 2007, the Company completed its acquisition (the “Acquisition”) of Komag, Incorporated (“Komag”). The Acquisition is further described in Note 9 below. In connection with the Acquisition, Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media, Inc. WD Media’s results of operations since the date of the Acquisition are included in the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including WD Media. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     Beginning with the second quarter of 2007, the presentation within the condensed consolidated statement of cash flows for capital expenditures was changed to reflect capital expenditures on a cash disbursements basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Previously, the Company presented capital expenditures on an incurred (accrual) basis. The comparative amounts in the prior period have been corrected to conform to the current period presentation as follows (in millions):

	THREE MONTHS ENDED
	Sept. 29, 2006
	Current	Previous
	Classification	Classification
Changes in accounts payable	$105	$118
Net cash provided by operating activities	115	128
Capital expenditures	(59)	(72)
Net cash used in investing activities	(59)	(72)
2. Supplemental Financial Statement Data
Inventories

	Sept. 28,	Jun. 29,
	2007	2007
	(in millions)
Inventories:
Raw materials and component parts	$165	$12
Work in process	145	94
Finished goods	151	153

Total inventories	$461	$259

     Total inventories at September 28, 2007 included $197 million of inventory acquired through the Acquisition, consisting of $152 million of raw materials, $37 million of work in process and $8 million of finished goods.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. The Company uses a statistical warranty tracking model to help with its estimates and the Company exercises judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the three months ended September 28, 2007 and September 29, 2006 were as follows (in millions):

	THREE MONTHS
	ENDED
	Sept. 28,	Sept. 29,
	2007	2006
Warranty accrual, beginning of period	$90	$89
Charges to operations	25	19
Utilization	(16)	(12)
Changes in estimate related to pre-existing warranties	(2)	(5)

Warranty accrual, end of period	$97	$91

     Accrued warranty also includes amounts classified in non-current liabilities of $21 million at September 28, 2007, $17 million at June 29, 2007, and $17 million at September 29, 2006.
3. Income per Share
     The Company computes basic income per share using the net income and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include certain dilutive outstanding employee stock options, rights to purchase shares of common stock under our employee stock purchase plan and restricted stock and stock unit awards.
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS
	ENDED
	Sept. 28,	Sept. 29,
	2007	2006
Net income	$69	$103

Weighted average shares outstanding:
Basic	219	219
Employee stock options and other	5	6

Diluted	224	225

Income per common share:
Basic	$.31	$.47

Diluted	$.31	$.46

Antidilutive common share equivalents excluded	2	2

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation of diluted shares outstanding.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Short-term Debt
     In August 2007, the Company entered into a credit agreement (the “Bridge Facility”) with Goldman Sachs Credit Partners L.P.. The Bridge Facility provides for a $1.25 billion unsecured bridge loan for which the proceeds must be used for funding the Acquisition, which included the conversion of shares into a right to receive $32.25 per share in the Acquisition, the repurchase of Komag’s outstanding convertible notes due 2014 in the amount of $250 million and to pay for related fees and expenses. The Bridge Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio, and contains customary covenants, including covenants that limit or restrict subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. At the Company’s option, borrowings under the Bridge Facility bear interest at either a Base Rate plus a margin, or at LIBOR plus a margin. The Base Rate is calculated at the higher of (i) the Federal Funds Rate plus a margin, (ii) the prime rate, or (iii) a computed rate based on a three-week moving average rate of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks. The Bridge Facility is scheduled to mature 364 days after the initial borrowing. At September 28, 2007, $750 million had been drawn and $500 million was available for borrowing. From September 5, 2007 to September 28, 2007, the average variable rate on the Bridge Facility was 6.088% based on LIBOR. As of September 28, 2007, the Company was in compliance with all covenants related to the Bridge Facility.
     As a result of the Acquisition, the Company assumed $250 million face value of additional debt in the form of Convertible Subordinated Notes (“the Notes”) issued by Komag on March 28, 2007. The original terms of the Notes have a maturity of April 1, 2014, and currently bear interest at an annual rate of 2.625%. In addition, the terms specify that upon the occurrence of a fundamental change of Komag (including a change of control) the Notes are to be repurchased for a value equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest through the Fundamental Change Purchase Date, which the Company currently expects to be December 5, 2007. There are no financial covenants or guarantees and there is no collateral associated with the Notes.
5. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three months ended September 28, 2007, the Company charged to expense $4 million for stock-based compensation related to options issued under stock option and ESPP plans, compared to $4 million in the comparative prior year period. At September 28, 2007, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $29 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.6 years.
Fair Value Disclosures
     The fair value of stock options granted during the three months ended September 28, 2007 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three months ended September 28, 2007 was estimated using the following weighted average assumptions:

	THREE MONTHS
	ENDED
	Sept. 28,	Sept. 29,
	2007	2006
Suboptimal exercise factor	1.57	1.64
Range of risk-free interest rates	3.97% to 4.59%	4.59% to 4.91%
Range of expected stock price volatility	0.33 to 0.75	0.42 to 0.77
Weighted average expected volatility	0.47	0.63
Post-vesting termination rate	5.35%	5.25%
Expected term (in years)	5.27	5.22
Dividend yield	—	—
Fair value	$8.78	$7.65

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fair value of ESPP rights issued are estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1, except for the initial offering period, which began on December 15, 2005. ESPP activity was immaterial to the condensed consolidated financial statements for the three months ended September 28, 2007.
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 29, 2007	10.8	$12.15
Granted	1.2	23.41
Exercised	(1.1)	9.54
Canceled or expired	(0.6)	31.02

Options outstanding at September 28, 2007	10.3	$12.68	5.9	$131

Exercisable at September 28, 2007	6.0	$8.78	4.5	$99

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of September 28, 2007, the Company had options outstanding to purchase an aggregate of 6.0 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $99 million. During the three months ended September 28, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $14 million determined as of the date of exercise. The aggregate intrinsic value of options exercised under the Company’s stock option plans during the three months ended September 29, 2006 was $2 million.
Deferred Stock Compensation
     The Company granted approximately 0.5 million of restricted stock units during the three months ended September 28, 2007, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of these awards was $12 million. As of September 28, 2007, the aggregate unamortized fair value of all unvested restricted stock awards was $46 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.9 years. For the three months ended September 28, 2007, the Company charged to expense approximately $4 million related to restricted stock awards that were vested during the period, compared to $5 million in the comparative prior year period.
6. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, beyond that provided at September 28, 2007, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     On January 22, 2007, StorMedia Texas LLC filed a complaint against the Company and several other companies, including other disk drive manufacturers, for patent infringement in the Eastern District of Texas alleging infringement of U.S. Patent No. 6,805,891. The Company served an answer to the complaint denying all material allegations and asserting affirmative defenses, and has also filed counterclaims against StorMedia. The Company intends to defend itself vigorously in this matter. Prior to our acquisition, Komag had provided its customers with certain contractual indemnification undertakings for patent infringement involving its products and Komag had received claims for reimbursement of legal defense costs from its customers related to the StorMedia patent infringement litigation. The Company is evaluating the position of Komag in relation to this matter.
     On October 9, 2007, the United States International Trade Commission (“ITC”) issued a notice of investigation In the Matter of Certain Hard Disk Drives, Components thereof, and Products Containing the Same (Inv. No. 337-TA-616) regarding a complaint filed on September 10, 2007 by Steven F. Reiber and Mary L. Reiber (the “Reibers”). The complaint alleges violations of 19 U.S.C. Section 1337 in the importation into the United States, the sale for importation, and the sale within the United States after importation of certain hard disk drives, components thereof, and products containing the same by reason of infringement of certain claims of U.S. Patent Nos. 6,354,479, 6,651,864, and 6,935,548. The complaint named as respondents the Company and several other companies, including certain other disk drive manufacturers and personal computer vendors. The Reibers also filed a complaint in the United States District Court for the Eastern District of California (Case No. 2:07-cv-01874) on September 10, 2007 that alleges infringement of unspecified claims of these same patents by the same entities named as respondents in the Reibers’ ITC complaint. The district court complaint further alleges misappropriation of trade secret claims against the Company. The Company intends to defend itself vigorously in these matters.
7. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements beginning fiscal 2009.
     In February 2007, the FASB issued SFAS  No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS 159 will have on its consolidated financial statements.
8. Income Taxes
     The Company’s income tax provision for the three months ended September 28, 2007 was $69 million. This included the tax related to two discrete events: 1) approximately $54 million in U.S. tax on the up front royalty payment related to the intercompany license of certain intellectual property rights to a foreign subsidiary; and 2) a net increase to the reserve for uncertain tax positions of $6 million. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2022 and the current year generation of income tax credits.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Effective as of June 30, 2007, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.
     The adoption of FIN 48 at the beginning of the quarter did not result in an adjustment for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption was $58 million which had previously been presented as a reduction to deferred tax assets of $47 million and an inclusion in other long term liabilities of $11 million as of June 29, 2007. These unrecognized tax benefits are now presented gross in the Company’s balance sheet. These gross unrecognized tax benefits will affect the future effective tax rate if realized. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, such amounts were not material.
     Subsequent to the adoption of FIN 48, the Company recognized a $6 million increase in the liability for unrecognized tax benefits. As of September 28, 2007, the Company had approximately $78 million of unrecognized tax benefits which included $14 million of gross unrecognized tax benefits related to Komag.
     The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is subject to examination for fiscal years 2004 through 2006. For state returns, with few exceptions, the Company is subject to tax examinations for 2003 through 2006. In foreign jurisdictions, also with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2000. The tax years 2004 (2003 for some states) through 2006 remain open to examination by the major U.S. taxing jurisdictions to which the Company is subject. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2004 and by the state taxing authorities for periods prior to 2003, although carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a future period.
     Although timing of the resolution of uncertain tax positions and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.
9. Komag Acquisition
     The Company completed the Acquisition on September, 5, 2007 through a cash tender offer by State M Corporation (“State M”), an indirect wholly-owned subsidiary of the Company, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag whereby Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media, Inc. The Acquisition is intended to strengthen the Company’s production efficiencies, improve access to and control of technology and competitive position in the worldwide hard drive industry, while enhancing its hard drive manufacturing process by integrating media. WD Media’s results of operations since the date of the Acquisition are included in the condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Purchase Price Allocation

     The aggregate purchase price for Komag was $995 million, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments. The application of purchase accounting under SFAS No. 141, “Business Combinations” (“SFAS 141”), requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, deferred tax assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. In accordance with SFAS 141, the values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of September 28, 2007, and may be adjusted as further information becomes available during the allocation period of up to 12 months from the date of the Acquisition.
     Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, changes in the timing and actual number of employees terminated, unidentified claims from suppliers or other contingent obligations, the amounts required to settle them, the progress or outcomes of various litigation, and the value of deferred tax assets. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in material adjustments to goodwill.

     The Company identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Komag at their estimated fair values at September 5, 2007, the date of the Acquisition, and allocated the residual value of approximately $85 million to goodwill.

Sept. 5,
2007
Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$130
Accounts receivable	114
Inventories	205
Other current assets	6
Property and equipment	667
Other non-current assets	123
Accounts payable	(130)
Accrued liabilities	(79)
Debt assumed (note 4)	(248)
Other liabilities	(15)
Intangible assets	89
In-process research and development	49
Goodwill	84

Total	$995

Property, Equipment and Leasehold Improvements
     The plant and equipment acquired as part of the Acquisition continues to be utilized and was valued at current replacement cost for similar assets. Land and buildings have been estimated at fair value on September 5, 2007, the date of the Acquisition. The following table summarizes the estimated fair value of the property, plant and equipment acquired from Komag and their estimated useful lives:

		Estimated
	Estimated Fair	Weighted-Average
	Value	Useful Life
	(In millions)	(In Years)
Land leases	$17	36.8
Buildings and improvements	224	17.8
Equipment	426	5.0

Total property, plant and equipment	$667	10.3

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventories
     Total inventories at September 5, 2007 included $205 million of inventory acquired through the Acquisition, of which $11 million and $40 million represent finished goods and work-in-process, respectively. Finished goods and work-in-process were valued at estimated selling prices less costs of disposal, estimated reseller profit and costs to complete. In addition, total inventories at September 5, 2007 included $154 million in raw materials, primarily precious metals, acquired from Komag and is valued based on fair value at the date of the Acquisition. Raw materials were valued at estimated replacement cost.
Identifiable Intangible Assets Acquired
     In accordance with SFAS 141, the Company identified intangible assets apart from goodwill if one of the following criteria was met: 1) the asset arises from contractual or other legal rights; or 2) the asset is capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented, or exchanged, either individually or in conjunction with a related contract, asset, or liability. The recorded values and estimated useful lives of the intangibles acquired from Komag were:

	Estimated Fair	Weighted-Average
	Value	Useful Life
	(In millions)	(In Years)
Existing technology	$79	9.7
Customer substrate relationships	10	5.0

Total acquired identifiable intangible assets	$89	9.2

     Existing technology relates to Komag’s media and substrate products that have reached technological feasibility as well as a combination of Komag’s processes, patents, and trade secrets developed through years of experience in the design and production of their products. Existing technology was valued using the Excess Earnings Method under the Income Approach. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these technologies less charges related to the contribution of other assets to those cash flows. The fair value of the existing technology is being amortized to Cost of Revenue over the weighted average useful life of 9.7 years.
     The fair value of customer substrate relationships was determined using the Excess Earnings Method under the Income Approach based on the estimated revenues to be derived from Komag’s customers. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these customer substrate relationships less charges related to the contribution of other assets to those cash flows. The fair values of the customer substrate relationships are being amortized to Cost of Revenue over the weighted average useful life of five years.
     In-Process Research and Development
     Komag had an in-process research and development project associated with technology for higher recording densities on advanced perpendicular recording media. The project is expected to incorporate significant changes in the magnetic structure of the media to achieve higher recording density. As these advanced products are not ready for commercial production and have no alternative future use, the development cost did not qualify for capitalization. Accordingly, the Company recorded $49 million as a charge to research and development expense at the time of the Acquisition. Costs to complete the development of this technology are expected to approximate $5 million and are expected to utilize existing engineering personnel. The technology may be necessary to remain competitive with anticipated industry advances in areal recording densities for thin-film media. The in-process research and development was valued using the Excess Earnings Method under the Income Approach. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these technologies less costs related to the contribution of other assets to those cash flows.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Debt Assumed
     As a result of the Acquisition, the Company assumed $250 million face value of additional debt in the form of Convertible Subordinated Notes issued by Komag on March 28, 2007. The original terms of the Notes have a maturity of April 1, 2014, and currently bear interest at an annual rate of 2.625%. In addition, the terms specify that upon the occurrence of a fundamental change of Komag (including a change of control) the Notes, at the request of the Note holder must be repurchased for a value equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest through the Fundamental Change Purchase Date, which the Company currently expects to be December 5, 2007. Fair value of the debt was estimated to be $248 million, which represents the present value at current market interest rates considering the estimated repayment date of December 5, 2007. Other terms of the debt which might otherwise impact its market value have been effectively eliminated due to the change of control provisions. There are no financial covenants or guarantees and there is no collateral associated with the Notes.
  Adverse/Favorable Leasehold Interests
     In accordance with the guidance in SFAS 141, the Company analyzed its contractual facility lease to determine the fair value of the leasehold interest. An adverse leasehold position exists when the present value of the contractual rental obligation is greater than the present value of the market rental obligation, and conversely for a favorable leasehold interest. The Company recorded a favorable leasehold interest aggregating $4 million and has been classified within Other Non-current Assets in the purchase price allocation table in this footnote. The $4 million will be amortized to Cost of Revenue and Operating Expenses over the remaining duration of the lease, which ends December 31, 2014.
  Recognition of Liabilities in Connection with Komag Acquisition
     Under EITF 95-3, “Recognition of Liabilities in Connection with a Business Combination”, the Company has accrued certain exit costs aggregating $33 million, which relate to employee severance and the cash payment for equity related liabilities due to the employment termination of Komag employees. The following table summarizes the Company’s exit activities in connection with the Acquisition (in millions):

Severance
and
Related
Accrued exit costs, September 5, 2007	$33
Cash payments	(16)

Accrued exit costs, September 28, 2007	$17

     Accrued exit costs are included in Accrued Expenses on the Consolidated Balance Sheet, and are expected to be paid by the end of 2008.
Stock-Based Compensation
     In connection with the Acquisition, each outstanding option to purchase shares of Komag’s common stock with an exercise price below $32.25 as of the date of the Acquisition was converted in to a right to receive $32.25 in cash less the exercise price of the option. In addition, each share of Komag restricted common stock granted on or before September 5, 2007 was converted into $32.25 per share in cash. These converted option and restricted stock awards are payable in cash according to their original vesting schedules. All shares of restricted stock and options remain subject to their original terms, including the terms and conditions of Komag’s Amended and Restated 2002 Qualified Stock Plan, the applicable restricted stock and option agreement and the Merger Agreement. As of September 28, 2007, the future expense for the converted Komag unvested options and restricted stock awards is $11 million to be paid in cash, which will be expensed based on individual award vesting terms between the date of the Acquisition and April 2010.
Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations of the Company and Komag prior to the Acquisition, on a pro forma basis, as though the companies had been combined as of July 1, 2006 for each period presented. The pro forma financial information presented includes

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
adjustments to certain periods related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options and unvested restricted stock awards exchanged and to be paid in cash and the related tax effects of those adjustments. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.
     Due to the date of the Acquisition and differences in reporting periods, the following unaudited pro forma financial information is for the quarters ended September 28, 2007 and September 29, 2006. It combines the Company’s financial results for the quarter ended September 28, 2007 with Komag’s financial results from July 2, 2007 through the date of the Acquisition, and the Company’s financial results for the quarter ended September 29, 2006 with the historical results of Komag for the quarter ended October 1, 2006.

(in millions,	2008	2007
except per share amounts)	(Unaudited)
Revenue	$1,875	$1,423
Net income	$52	$134
Basic net income per share	$.24	$.61
Diluted net income per share	$.23	$.60

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 29, 2007.
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
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	growth in demand for hard drives in the desktop, mobile, enterprise and consumer electronics markets and factors contributing to such growth;

•	our plans to develop new products and to continue our expansion into non-desktop hard drive markets, such as mobile, consumer electronics, retail, and enterprise markets, and into emerging geographic markets;

•	acceptance and emergence of the SATA and SAS interfaces in the enterprise market;

•	increase in demand for higher capacity hard drives;

•	our plans to design and manufacture a majority of the heads and media required for the hard drives we manufacture;

•	expectations regarding our financial results for the second quarter and traditional seasonal demand trends;

•	our share repurchase plans;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2008 and our plans to implement a long-term financing arrangement during 2008;

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs; and

•	beliefs concerning our acquisition of Komag, including that the acquisition will result in cost, operational and other efficiencies and synergies, and that we will be able to integrate Komag’s media business into our overall operations.
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

Our Company
     We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks (“media”) to store and allow fast access to data. Hard drives are key components of computers, including desktop and notebook computers (“PCs”), data storage subsystems and many consumer electronic (“CE”) devices.
     We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products by integrating them into external casings, embedding application software and presenting them as WD-branded external storage appliances for purposes such as personal data backup and portable or expanded storage of digital music, photography, video, and other data.
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 1 terabyte (“TB”), nominal rotation speeds of 5,400, 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD-branded external storage appliances that utilize interfaces such as USB 2.0, external SATA, FireWire™ and Ethernet network connections. In addition, we recently announced a family of hard drives specifically designed to consume substantially less power than previous designs.
     We manufacture hard drives and head stack assemblies (“HSAs”) in Malaysia and Thailand. We also design and manufacture a substantial portion of our required magnetic heads in California, and head gimbal assemblies (“HGAs”) in Thailand. With our acquisition of Komag, Incorporated (“Komag”) on September 5, 2007, which is further described below, we now design in California and manufacture in Malaysia most of our required media and substrates. For geographical financial data, see Part II, Item 8, Note 6 in the Notes to Consolidated Financial Statements, included in our 2007 Annual Report on Form 10-K.
     Technology and Product Development
     Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently better than removable or floppy disks, optical hard drives and tapes, and they are more cost effective than semiconductor technology.
     All of our hard drive products employ similar technology. The main components of the hard drive are a head disk assembly and a printed circuit board. The head disk assembly includes heads, media (“disks” or “platters”), head positioning mechanism (actuator) and spindle motor. A base and top cover contain these components in a contamination-controlled environment. The printed circuit board includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector.
     Media is the primary storage medium for digital data. Media manufacturers have had significant influence over hard drive technology innovation by increasing storage capacities per square inch of disk surface, referred to as areal density, and improving reliability. The number of disks and each disk’s areal density determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks as the areal density increases, potentially reducing product costs over time through reduced component requirements. Beginning in June 2007, we began shipping 3.5-inch hard drives with 188 GB per platter areal density and 2.5-inch hard drives with 125 GB per platter areal density. In July 2007, we introduced the WD Caviar® GP 3.5-inch hard drive which has 250 GB per platter areal density. By vertically integrating the technical expertise of media design and manufacturing, we now possess the ability to further improve the performance and storage capacity of our disk drives, while lowering our cost of materials.

     Komag Acquisition
     On September 5, 2007, we completed our acquisition of Komag (the “Acquisition”) through a cash tender offer by State M Corporation (“State M”), our indirect wholly-owned subsidiary, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag (the “Merger”) whereby Komag became an indirect wholly-owned subsidiary and changed its name to WD Media, Inc. The Acquisition is intended to strengthen our production efficiencies, improve our access to and control of technology and competitive position in the worldwide hard drive industry, while enhancing our hard drive manufacturing process by integrating media. The aggregate purchase price for Komag was $995 million, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments.
     In addition to our various owned and leased properties utilized for our management, research and development, administrative and sales staff, head wafer fabrication, assembly of hard drives, printed circuit boards and HSAs, and warehousing, we have acquired, through the Acquisition, additional facilities in San Jose, California of approximately 190,000 square feet and four additional manufacturing facilities in Penang, Johor and Sarawak, Malaysia of approximately 1,300,000 square feet, which we use for our media operations. For additional information concerning our various property locations, see Part I, Item 2, included in our 2007 Annual Report on Form 10-K.
First Quarter Overview
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED
	Sept. 28,		Sept. 29,
	2007		2006
Net revenue	$1,766	100.0%	$1,264	100.0%
Gross margin	323	18.3	218	17.3
Total operating expenses	188	10.6	119	9.3
Operating income	135	7.6	99	7.9
Net income	69	3.9	103	8.2
     The following is a summary of our financial performance for the first quarter of 2008:
•	Consolidated net revenue for the first quarter of 2008 totaled $1.8 billion, an increase of 40% over the prior year’s first quarter.

•	Net revenue from our media operations from the date of the Acquisition through the end of the quarter totaled $40 million.

•	During the September quarter, 53% of our hard drive revenue was derived from newer, non-desktop markets, including notebook computers, CE products, enterprise applications, and WD branded product sales, as compared to 35% in the prior year.

•	Unit shipments increased by 29% over the prior year to 29.4 million.

•	Gross margin increased to 18.3%, compared to 17.3% for the prior year’s first quarter.

•	Operating income for the September quarter was $135 million, an increase of 36% over the prior year’s first quarter.

•	We generated $219 million in cash flow from operations and we finished the quarter with $851 million in cash, cash equivalents and short-term investments.
     We expect demand for the December quarter to be seasonally strong. Our gross margin percentage is anticipated to increase from the September quarter given typical seasonal factors. Operating expenses will increase to reflect a full quarter of media operations and as we continue to invest in new products and technology.

Results of Operations
     In accordance with U.S. generally accepted accounting principles, operating results for Komag prior to the Acquisition, including for the quarter ended September 29, 2006, are not included in our operating results and are therefore not discussed. Accordingly, our quarter ended September 28, 2007 revenues and expenses reflect the addition of results from our media operations since the date of the Acquisition (September 5, 2007) while our quarter ended September 29, 2006 results do not include operating results for Komag prior to the date of the Acquisition. This will affect our discussion of changes in our revenues and expenses comparing these periods. In connection with the Acquisition, we incurred accounting charges and other costs, which impacted our earnings for the September 2007 quarter.
Net Revenue

	THREE MONTHS
	ENDED
(in millions, except	Sept. 28,	Sept. 29,	Percentage
percentages & ASP)	2007	2006	Change
Net revenue	$1,766	$1,264	40%
Unit shipments	29.4	22.7	29%
ASP (per HDD unit)	$59	$56	5%

Revenues by Geography (%)
Americas	33%	35%
Europe	32	28
Asia	35	37

Revenues by Channel (%)
OEM	51%	52%
Distributors	31	37
Branded products	18	11

Revenues by Product (%)
Desktop computers	47%	65%
Non-desktop sources	53	35
     For the quarter ended September 28, 2007, net revenue was $1.8 billion, an increase of 40% over the quarter ended September 29, 2006. Of this amount, our newly acquired media operations contributed $40 million in net revenue since the date of the Acquisition through the end of the September quarter. Total unit shipments increased to 29.4 million for the first quarter of 2008 as compared to 22.7 million for the first quarter of 2007. These unit and revenue increases resulted from higher overall demand for hard drives with higher capacities and to our continuing diversification into non-desktop markets. For example, we shipped 5.9 million 2.5-inch mobile drives in the first quarter of 2008 as compared to 2.2 million units in the first quarter of 2007. We shipped 3.7 million units to the DVR market in the first quarter of 2008 as compared to 2.5 million units in the first quarter of 2007. In addition, revenue from branded products increased to $321 million, or 18% of revenues for the three months ended September 28, 2007, as compared to $138 million for the prior year’s comparable period. This increase is attributable to the growing worldwide acceptance of our WD My Book™ and WD Passport® external digital storage appliances. Revenue from all non-desktop markets comprised 53% of hard drive revenue for the quarter ended September 28, 2007 as compared to 35% for the year-ago quarter.
     Average selling prices (“ASPs”) for the first quarter of 2008 were approximately $3 higher than the prior year due to an improved mix of revenues by market segment, improved product mix and more favorable supply/demand conditions.
     Changes in revenue by geography, by channel and by customer generally reflect normal fluctuations in market demand and competitive dynamics. In addition, our percentage of net revenue by channel was impacted by the significant increase in sales of our WD branded products as compared to the prior year. For the three months ended September 28, 2007, we had no customers that represented 10%, or more, of our revenue.

Gross Margin

	THREE MONTHS
	ENDED
(in millions,	Sept. 28,	Sept. 29,	Percentage
except percentages)	2007	2006	Change
Net revenue	$1,766	$1,264	40%
Gross margin	323	218	48
Gross margin %	18.3%	17.3%
     For the three months ended September 28, 2007, gross margin as a percentage of sales increased 100 basis points from the prior year quarter. These results reflect an improved mix of revenues by market segment, improved product mix and more favorable supply/demand conditions.
Operating Expenses

	THREE MONTHS
	ENDED
(in millions,	Sept. 28,	Sept. 29,	Percentage
except percentages)	2007	2006	Change
R&D expense	$91	$75	21%
SG&A expense	48	44	9
Acquired in-process research and development	49	—	—

Total operating expenses	188	119	58

     Research and development (“R&D”) expense was $91 million for the three months ended September 28, 2007 compared to $75 million for the three months ended September 29, 2006. This increase includes $6 million attributed to the acquired media operations and an increase in incentive compensation expense of $5 million compared to the prior year period. The remainder of the increase in R&D expense was due to new product development.
     Selling, general and administrative (“SG&A”) expense was $48 million for the three months ended September 28, 2007, an increase of $4 million from the prior year’s comparable period. SG&A expense for the period ended September 28, 2007 included a $7 million increase compared to the prior year period for incentive and other compensation related accruals. This was partially offset by a $5 million decrease in SG&A expense primarily associated with prior year’s independent stock option investigation.
     In addition, we recorded a $49 million charge to operating expense related to an in-process research and development project acquired from Komag involving technology for higher recording densities on advanced perpendicular recording media. As these advanced products are not ready for commercial production the fair value of the development effort did not qualify for capitalization and was immediately expensed.
Non-operating Income
     Interest income was $9 million for the September quarter, an increase of $2 million over the September quarter from the prior year. This increase resulted from higher average daily invested cash balances for the period and an increase in the rates of return on our investments due to an increase in interest rates compared to the prior year. Interest expense increased $6 million from the prior year as a result of the acquisition-related debt.
Income Tax Provision
     Our income tax provision for the three months ended September 28, 2007 was $69 million. This included the tax related to two discrete events: 1) approximately $54 million in U.S. tax on the up front royalty payment related to the intercompany license of certain intellectual property rights to a foreign subsidiary; and 2) a net increase to the reserve for uncertain tax positions of $6 million. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2022 and the current year generation of income tax credits.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”) as of June 30, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the net liability for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $58 million, all of which would affect our effective tax rate if realized. Subsequent to the adoption of FIN 48, we recognized a $6 million increase in the liability for unrecognized tax benefits. As of September 28, 2007, we had approximately $78 million of unrecognized tax benefits which included $14 million of gross unrecognized tax benefits related to Komag.
Liquidity and Capital Resources
     Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. A portion of our funds is invested in auction rate securities, which are short-term investments in bonds with original maturities greater than 90 days. We ended the first quarter of 2008 with total cash, cash equivalents and short-term investments of $851 million. The following table summarizes our statements of cash flows for the three months ended September 28, 2007 and September 29, 2006 (in millions):

	THREE MONTHS ENDED
	Sept. 28,	Sept. 29,
	2007	2006
Net cash flow provided by (used in):
Operating activities	$219	$115
Investing activities	(1,009)	(59)
Financing activities	741	(4)

Net (decrease) increase in cash and cash equivalents	$(49)	$52

Operating Activities
     Net cash provided by operating activities during the three months ended September 28, 2007 was $219 million as compared to $115 million during the three months ended September 29, 2006. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital changes was $45 million for the three months ended September 29, 2007 as compared to net cash used to fund working capital changes of $42 million for the prior year.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended September 28, 2007 and September 29, 2006 were as follows:

	THREE MONTHS ENDED
	Sept. 28,	Sept. 29,
	2007	2006
Days sales outstanding	51	44
Days in inventory	29	19
Days payables outstanding	(70)	(65)

Cash conversion cycle	10	(2)

     For the three months ended September 28, 2007, our days sales outstanding (“DSOs”) increased by 7 days, days in inventory (“DIOs”) increased 10 days, and days payable outstanding (“DPOs”) increased 5 days compared to the prior year period. These increases were primarily due to the Acquisition. Excluding the impact of the Acquisition, DSOs increased to 48 days, DIOs decreased to 17 days, and DPOs decreased to 64 days. The change in DSOs reflects a change in the linearity of shipments as compared to the prior year comparable period, and increasing sales to customers who have longer payment terms. We expect DSOs to continue to be impacted by changes in customer mix. A substantial portion of the raw material inventory purchased in the Acquisition is comprised of precious metals. Precious metals are used in greater quantities for perpendicular recording technology. Our inventory of these precious metals may continue to increase as we further transition to disk drives based on perpendicular recording technology.
     From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors’ payment term accommodations.
Investing Activities
     Net cash used in investing activities for the three months ended September 28, 2007 was approximately $1.0 billion as compared to $59 million for the three months ended September 29, 2006. Investment activities in the three-month period ended September 28, 2007, included capital expenditures of $163 million and $911 million used in the Acquisition, compared to $59 million for capital expenditures in the prior year period.

     For fiscal 2008, capital additions are currently expected to be around $700 million, including approximately $100 million for newly acquired media operations. Depreciation and amortization expense for fiscal 2008 is expected to approximate $400 million.
Financing Activities
     Net cash provided by financing activities for the three months ended September 28, 2007 was $741 million as compared to net cash used in financing activities of $4 million in the prior year. Net cash provided by financing activities for the three months ended September 28, 2007 consisted of the $750 million Bridge Facility utilized for the Acquisition and $10 million received upon exercise of outstanding employee stock options, offset by $16 million used to repurchase our common stock and $3 utilized for debt repayment. Net cash used in financing activities for the three months ended September 29, 2006 consisted primarily of $6 million used for debt repayments, offset by $2 million received from issuance of stock under employee stock option and purchase plans.
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
Capital Commitments
     Short-term Debt — In August 2007, we entered into a credit agreement (the “Bridge Facility”) with Goldman Sachs Credit Partners L.P.. The Bridge Facility provides for a $1.25 billion unsecured bridge loan for which the proceeds must be used for funding the Acquisition, the conversion of shares into a right to receive $32.25 per share in the Acquisition, the repurchase of Komag’s outstanding Convertible Subordinated Notes (the “Notes”) due 2014 and to pay for related fees and expenses. The Bridge Facility requires our compliance with a leverage ratio and a fixed charge coverage ratio, and contains customary covenants, including covenants that limit or restrict our subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. At September 28, 2007, $750 million had been drawn and $500 million was available for borrowing. From September 5, 2007 to September 28, 2007, the average variable rate on the Bridge Facility was 6.088%. As of September 28, 2007, we were in compliance with all covenants related to the Bridge Facility.
     As a result of the Acquisition, we assumed $250 million face value of additional debt in the form of Convertible Subordinated Notes issued by Komag on March 28, 2007. The original terms of the Notes have a maturity of April 1, 2014, and currently bear interest at an annual rate of 2.625%. In addition, the terms specify that upon the occurrence of a fundamental change of Komag (including a change of control) the Notes must, at the request of the Note holder, be repurchased for a value equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest through the Fundamental Change Purchase Date, which the we currently expect to be December 5, 2007. There are no financial covenants or guarantees and there is no collateral associated with the Notes.
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
     We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. In conjunction with these agreements, we have advanced approximately $69 million, net of repayments, related to future purchase commitments, of which $27 million has been classified as a long-term asset at September 28, 2007.

     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Capital Commitments” in our Annual Report on Form 10-K for the year ended June 29, 2007, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts.
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
     Stock Repurchase Program — Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010. We expect stock repurchases to be funded principally by operating cash flows. Since the inception of our stock repurchase program through October 26, 2007, we have repurchased 15.1 million shares for a total cost of $204 million (including commissions). We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     We have a $1.25 billion bridge financing arrangement available through August 2008, of which $750 million was outstanding at September 28, 2007. We may use a portion of the remaining availability to refinance the $250 million assumed Komag debt, currently expected to be paid on December 5, 2007. We expect to refinance amounts outstanding under the bridge facility on a long-term basis before the end of our fiscal year.
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
     We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information, and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require a write down of inventory that could negatively affect operating results.
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
     As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two step process prescribed in FIN 48. To the extent a tax position does not meet a more likely than not level of certainty, no benefit is recognized in the financial statements. If a position meets the more likely than not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. However, the actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liability for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits.
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
  New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements beginning fiscal 2009.
     In February 2007, the FASB issued SFAS  No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 159 will have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. Dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed nine months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Thai Baht and Malaysian Ringgit contracts are designated as cash flow hedges. All other contracts are designated as fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended June 29, 2007.
     As of September 28, 2007, we had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)
Foreign currency forward contracts:
Thai Bhat	$496.2	34.07	$1.0
Malaysian Ringgit	$243.1	3.44	(1.6)
Euro	$2.8	0.70	—
British Pound Sterling	$4.4	0.49	—
     During the three-month periods ended September 28, 2007 and September 29, 2006, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk
     At our option, borrowings under the Bridge Facility bear interest at either a Base Rate plus a margin, or at LIBOR plus a margin. The Base Rate is calculated at the higher of (i) the Federal Funds Rate plus a margin, (ii) the prime rate, or (iii) a computed rate based on a three-week moving average rate of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks. If either the base rate or LIBOR rate increase, our interest payments would also increase. A one percent increase in the variable rate of interest on the Bridge Facility would increase interest expense by approximately $8 million annually.
Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 5 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
     We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 29, 2007, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 29, 2007.
Declines in average selling prices (“ASPs”) in the hard drive industry could adversely affect our operating results.
     The hard drive industry historically has experienced declining ASPs. Our ASPs tend to decline when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. Our ASPs also decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. When ASPs in the hard drive industry decline, our ASPs are also likely to decline, which adversely affects our operating results.
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
     In addition, although we receive forecasts from our customers, they are not obligated to purchase the forecasted amounts. In particular, sales volumes in the distribution and retail channels are volatile and harder to predict than sales to our OEM or ODM customers. We consider these forecasts in determining our component needs and our inventory requirements. If we fail to accurately forecast our customers’ product demands, we may have inadequate or excess inventory of our products or components, which could adversely affect our operating results.
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
     There are costs for certain commodity materials, an increase in which increases our costs of manufacturing and transporting hard drives and key components. Shortages of materials such as stainless steel, aluminum, nickel, neodymium, ruthenium or platinum increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. For example, perpendicular recording technology requires increased usage of precious metals such as platinum and ruthenium and the price of ruthenium has increased significantly and may continue to be volatile and adversely affect our operating margins. Additionally, if other high volume industries increase their demand for materials such as these, our costs may further increase which could have an adverse effect on our operating margins. The variability in the cost of oil also affects our transportation costs and may result in lower operating margins if we are unable to pass these increased costs through to our customers.
Changes in product life cycles could adversely affect our financial results.
     Product life cycles lengthened over the four years beginning in calendar year 2002 due in large part to a decrease in the rate of hard drive areal density growth. However, with the use of perpendicular recording in hard drives beginning in calendar year 2006, we anticipate that the life cycle of these products may shorten. If product life cycles lengthen or shorten, we may need to develop new technologies or programs to reduce our costs on any particular product to maintain competitive pricing for that product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. In addition, changes in product life cycles also make it more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.

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
     There are some technologies, such as current-perpendicular-to-plane (“CPP”) and heat assisted magnetic recording (“HAMR”), discrete track recording (“DTR”) and other similar potentially break through technology that, if they can be implemented by a competitor on a commercially viable basis ahead of the industry, will represent a revolutionary recording technology that could put us at a competitive disadvantage.
     As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as, heads, media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and media, which may cause longer production times and reduce the overall availability of media in the industry. Additionally, the new technology requires a greater degree of integration between heads and media which may lengthen our time of development of hard drives using this technology. Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components that accommodate the new technology. These results would increase our operating costs, which may negatively impact our operating results.
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
     We do make most of our own heads and our own media for some of our product families, however we do not manufacture many of the component parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.
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
     Certain components are available from a limited number of suppliers. Because we depend on a limited number of suppliers for certain hard drive components and manufacturing equipment, each of the following could significantly harm our operating results:
•	an increase in the cost of such components or equipment;

•	an extended shortage of required components or equipment;

•	consolidation of key suppliers, such as the acquisition of Brilliant Manufacturing Limited by Nidec Corporation, the acquisition of Agere Systems Inc. by LSI Logic Corporation, the planned acquisition of Alps Electric Co. Ltd.’s magnetic device division’s assets and related intellectual property by TDK Corp, and the planned acquisition of Magnecomp Precision Technology Public Company Limited by TDK Corp;

•	failure of a key supplier’s business process; or

•	the failure of key suppliers to remain in business, to remain independent merchant suppliers, to adjust to market conditions, or to meet our quality, yield or production requirements.
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
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions or when our component needs change. In addition, we have entered into contractual commitments with component suppliers and may enter into contractual commitments with other component suppliers, in an effort to increase and stabilize the supply of those components, and enable us to purchase such components at favorable prices. Some of these commitments require or may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier, however these commitments may not result in a satisfactory increase or stabilization of the supply of such components.
Our high-volume hard drive and media manufacturing facilities, and the manufacturing facilities of many of our suppliers, are concentrated in Asia, which subjects us to the risk of damage or loss of any of these facilities and localized risks to employees in these locations.
     Our high-volume hard drive and media manufacturing facilities are in Malaysia and Thailand and the manufacturing facilities of many of our suppliers are in Asia. A condition or event such as political instability, civil unrest or a power outage, or a fire, flood, earthquake or other disaster that adversely affects any of these facilities or our ability to manufacture could limit the total volume of hard drives we are able to manufacture and result in a loss of sales and revenue and harm our operating results. Similarly, a localized health risk affecting our employees or the staff of our suppliers, such as a new pandemic influenza in Asia, could impair the total volume of hard drives that we are able to manufacture.
Our head manufacturing operations include a single wafer fabrication facility in California and a single head gimbal assembly facility in Thailand, and our media operations include four facilities in Malaysia, which subjects us to substantial risk of damage or loss if operations at either of these facilities are disrupted.
     As we have previously discussed in public statements, our business plan presently contemplates that we will design and manufacture approximately 70% to 80% of the heads and media required for the hard drives we manufacture. We fabricate wafers in our Fremont, California facility, and the wafers are then sent to our Thailand facility for slider fabrication and wafer slicing and HGA assembly and testing. Additionally, we manufacture the majority of our media and substrates in four facilities in Penang, Johor and Sarawak, Malaysia. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects any of these facilities would significantly affect supply of our heads or media, and limit our ability to manufacture hard drives which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.
If we fail to successfully continue to integrate our recently acquired media business into our operations in the expected time frame, or at all, it may adversely affect our future results.
     We believe that the recent acquisition of our media business will result in certain benefits, including certain cost, operational and other efficiencies and synergies. The success of this acquisition will depend on our ability to realize the anticipated benefits from vertically integrating our media business into our operations and our media technology with our head technology. We may fail to realize the anticipated benefits of our media business on a timely basis, or at all, for a variety of reasons, including the following:
•	failure to integrate our media technology with our head technology, or failure to leverage such integration, quickly and effectively;

•	failure to successfully manage relationships with our media and substrate customers and the possibility of unanticipated claims from such parties or loss of sales and order cancellation risk; and

•	failure to successfully manage relationships with our other media suppliers.
     If we are not able to successfully continue to integrate our media business and technology into our operations, the anticipated benefits and efficiencies of the acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our profit margins and our results of operations may be adversely affected.

There are certain additional capital expenditure costs and asset utilization risks to our business associated with our strategy to vertically integrate our operations.
     Our vertical integration of head and media manufacturing resulted in a fundamental change in our operating structure, as we now manufacture heads and media for use in many of the hard drives we manufacture. Consequently, we make more capital investments than we would if we were not vertically integrated and carry a higher percentage of fixed costs than assumed in our prior financial business model. If the overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head or media manufacturing assets may face under-utilization that may impact our results of operations. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs, and the need for assured supply of components that we do not manufacture ourselves.
     In addition, we may incur additional risks, including:
•	if we are unable to manufacture a sufficient supply of heads or media, there may be insufficient third party sources to satisfy our needs;

•	third party head or media suppliers may not continue to do business with us or may not do business with us on the same terms and conditions we have previously enjoyed;

•	claims that our manufacturing of heads or media may infringe certain intellectual property rights of other companies; and

•	difficulties locating in a timely manner suitable manufacturing equipment for our head or media manufacturing processes and replacement parts for such equipment.
     If we do not adequately address the challenges related to our head or media manufacturing operations, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.
Our operating results will be adversely affected if we fail to optimize the overall quality, time-to-market and time-to-volume of new and established products.
     To achieve consistent success with our customers, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. If we fail to:
•	maintain overall quality of products on new and established programs;

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies;

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs;

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products;

•	obtain customer qualification of these products on a timely basis by meeting all of our customers’ needs for performance, quality and features;

•	maintain an adequate supply of components required to manufacture our products;

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands; or

•	consistently meet stated quality requirements on delivered products, our operating results will be adversely affected.

If we are unable to timely and cost-effectively develop heads and media with leading technology and overall quality, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.
     Under our business plan, we are developing and manufacturing a substantial portion of the heads and media used in some of the hard drive products we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head and media technologies developed by other manufacturers. Technology transition for head and media designs is critical to increasing our volume production of heads and media. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads or media for products using future technologies. We also may not effectively transition our head or media design and technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads or media we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs. For example, we are currently in the process of converting some of our media equipment from LMR to PMR technology. We face various challenges in this conversion, and failure to effectively manage this conversion may cause us to incur substantial additional costs for new equipment and result in the need to purchase more media from the merchant market, which would negatively impact our business and financial results.
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
     During the quarter ended September 28, 2007, a large percentage of our revenue came from sales to our top 10 customers, which accounted for 45% of our revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship then our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.
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
     We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of certain substances, including lead, in certain products, including hard drives, and the WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. There is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we manufacture or sell our products, such as Asia. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

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
     We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:
•	price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•	inventory adjustments for write-down of inventories to lower of cost or market value (net realizable value);

•	reserves for doubtful accounts;

•	accruals for product returns;

•	accruals for warranty costs related to product defects;

•	accruals for litigation and other contingencies; and

•	liabilities for unrecognized tax benefits.
The market price of our common stock is volatile.
     The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:
•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard drive, computer, data and content management, storage and communication industries;

•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general; and

•	macroeconomic conditions that affect the market generally.

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
Our current plans for long-term financing are subject to the changing conditions of the financial lending markets.
     We funded the acquisition of our media operations in part through borrowings under a $1.25 billion bridge loan facility. We plan to implement a long-term financing arrangement during 2008, but our ability to obtain long-term financing on commercially favorable terms, or at all, is subject to the changing conditions of the financial lending markets which have been negatively impacted by the collapse of the sub-prime lending market. If the lending markets continue to worsen, interests rates for commercial loans may rise or these loans may become unavailable. An increase in commercial loan interest rates would have a negative impact on the terms available to us for long-term financing, thus increasing the cost of our debt and decreasing our cash flow available for financing working capital.
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
     Our most recent evaluation resulted in our conclusion that as of September 28, 2007, in compliance with 302 of the Sarbanes-Oxley Act of 2002, our disclosure controls and procedures were effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides information about repurchases by us of our common stock during the quarter ended September 28, 2007:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share(1)	Program	Program(2)
Jun. 30, 2007 — Jul. 27, 2007	2,502	(3)	$22.83	—	$62,410,513
Jul. 28, 2007 — Aug. 24, 2007	904,974	(4)	$19.11	841,200	$46,475,324
Aug. 25, 2007 — Sept. 28, 2007	35,648	(3)	$23.36	—	$46,475,324

Total	943,124		$19.29	841,200	$46,475,324

(1)	Average price paid per share excludes commissions.

(2)	As announced on November 21, 2005, our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010.

(3)	Represents shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

(4)	Represents 841,200 shares purchased in open-market transactions and 63,774 shares delivered by employees us to satisfy tax-withholding obligations upon the vesting of restricted stock.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the first quarter of 2008.

Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on May 16, 2006)

10.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 9, 2006†*

10.9	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.32	Lease Agreement dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated†

10.32.1	First Amendment to Lease dated February 21, 1997, between Sobrato Development Company #960 and Komag Incorporated†

10.32.2	Second Amendment to Lease dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated†

10.33	First Amendment to Credit Agreement, dated November 5, 2007, among Western Digital Technologies, Inc.; Goldman Sachs Credit Partners L.P., as administrative agent; and the lenders on the signature pages thereto†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Date: November 5, 2007	Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of May 10, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on May 16, 2006)

10.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 9, 2006†*

10.9	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.32	Lease Agreement dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated†

10.32.1	First Amendment to Lease dated February 21, 1997, between Sobrato Development Company #960 and Komag Incorporated†

10.32.2	Second Amendment to Lease dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated†

10.33	First Amendment to Credit Agreement, dated November 5, 2007, among Western Digital Technologies, Inc.; Goldman Sachs Credit Partners L.P., as administrative agent; and the lenders on the signature pages thereto†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.