Form 10-Q
period 2007-12-28
WESTERN DIGITAL CORP
filed 2008-02-05
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on February 1, 2008, 222 million shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX
     Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every five years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The quarters ended December 28, 2007 and December 29, 2006 were 13 weeks. Fiscal year 2007 was comprised of 52 weeks and ended on June 29, 2007. Fiscal year 2008 will be comprised of 52 weeks and will end on June 27, 2008. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital®, WD®, the WD logo®, MioNet®, WD Caviar®, WD Raptor®, WD Scorpio®, WD Passport® and My Book® are registered trademarks of Western Digital Technologies, Inc. and/or its affiliates. World Edition™, Premium ES Edition™, WD AV™, WD RE2™, My DVR Expander™ and GreenPower™ are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Dec. 28,	Jun. 29,
	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$917	$700
Short-term investments	50	207
Accounts receivable, net	1,086	697
Inventories	459	259
Advances to suppliers	27	63
Other current assets	114	103

Total current assets	2,653	2,029
Property and equipment, net	1,560	741
Goodwill and other intangible assets, net	174	4
Other non-current assets	213	127

Total assets	$4,600	$2,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,216	$882
Customer advances	51	—
Accrued expenses	234	163
Accrued warranty	80	73
Short-term debt	760	—
Current portion of long-term debt	11	12

Total current liabilities	2,352	1,130
Long-term debt	4	10
Other liabilities	117	45

Total liabilities	2,473	1,185
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; Outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; Outstanding — 225 shares	2	2
Additional paid-in capital	818	811
Accumulated comprehensive income (loss)	5	(1)
Retained earnings	1,329	955
Treasury stock — common shares at cost; 2 and 3 shares, respectively	(27)	(51)

Total shareholders’ equity	2,127	1,716

Total liabilities and shareholders’ equity	$4,600	$2,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2007	2006	2007	2006
Revenue, net	$2,204	$1,428	$3,970	$2,691
Cost of revenue	1,691	1,173	3,134	2,218

Gross margin	513	255	836	473

Operating expenses:
Research and development	122	77	213	152
Selling, general and administrative	59	56	107	100
Acquired in-process research and development	—	—	49	—

Total operating expenses	181	133	369	252

Operating income	332	122	467	221
Other income (expense):
Interest income	8	8	17	15
Interest and other expense	24	2	30	2

Other income (expense), net	(16)	6	(13)	13

Income before income taxes	316	128	454	234
Income tax provision	11	—	80	3

Net income	$305	$128	$374	$231

Income per common share:
Basic	$1.39	$.58	$1.71	$1.06

Diluted	$1.35	$.57	$1.66	$1.02

Weighted average shares outstanding:
Basic	220	220	219	219

Diluted	226	226	225	226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	SIX MONTHS ENDED
	Dec. 28,	Dec. 29,
	2007	2006
Cash flows from operating activities
Net income	$374	$231
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	189	94
Acquired in-process research and development	49	—
Deferred income taxes	62	—
Stock-based compensation	17	21
Loss on short-term investments	8	—
Changes in:
Accounts receivable	(270)	(188)
Inventories	5	(60)
Accounts payable	202	193
Accrued expenses	39	8
Advances to suppliers	54	2
Prepaid expenses and other	9	(1)

Net cash provided by operating activities	738	300

Cash flows from investing activities
Acquisitions, net of cash acquired	(915)	—
Purchases of property and equipment	(332)	(169)
Purchases of short-term investments	(221)	(6)
Redemption of short-term investments	428	—

Net cash used in investing activities	(1,040)	(175)

Cash flows from financing activities
Proceeds from short-term debt	760	—
Repayment of acquired convertible debentures	(250)	—
Issuance of common stock under employee plans	32	16
Repurchase of common stock	(16)	—
Repayment of long-term debt	(7)	(16)

Net cash provided by financing activities	519	—

Net increase in cash and cash equivalents	217	125
Cash and cash equivalents, beginning of period	700	551

Cash and cash equivalents, end of period	$917	$676

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7	$5
Cash paid during the period for interest	$15	$1

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$—	$21
Acquired convertible debentures	$248	$—
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
     On September 5, 2007, the Company completed its acquisition (the “Acquisition”) of Komag, Incorporated (“Komag”). The Acquisition is further described in Note 9 below. In connection with the Acquisition, Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media, Inc. (“WD Media”). WD Media’s results of operations since the date of the Acquisition are included in the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including WD Media. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
2. Supplemental Financial Statement Data
Inventories

	Dec. 28,	Jun. 29,
	2007	2007
	(in millions)
Inventories:
Raw materials and component parts	$171	$12
Work in process	131	94
Finished goods	157	153

Total inventories	$459	$259

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. The Company uses a statistical warranty tracking model to help prepare its estimates and the Company exercises judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the three and six months ended December 28, 2007 and December 29, 2006 were as follows (in millions):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2007	2006	2007	2006
Warranty accrual, beginning of period	$97	$91	$90	$89
Charges to operations	25	17	50	36
Utilization	(17)	(13)	(33)	(24)
Changes in estimate related to pre-existing warranties	(3)	(7)	(5)	(13)

Warranty accrual, end of period	$102	$88	$102	$88

     Accrued warranty also includes amounts classified in non-current liabilities of $22 million at December 28, 2007, $17 million at June 29, 2007, and $16 million at December 29, 2006.
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
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2007	2006	2007	2006
Net income	$305	$128	$374	$231

Weighted average shares outstanding:
Basic	220	220	219	219
Employee stock options and other	6	6	6	7

Diluted	226	226	225	226

Income per common share:
Basic	$1.39	$.58	$1.71	$1.06

Diluted	$1.35	$.57	$1.66	$1.02

Anti-dilutive common share equivalents excluded	2	2	2	2

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation of diluted shares outstanding.
4. Short-Term Debt
     In August 2007, the Company entered into a credit agreement (the “Bridge Facility”) with Goldman Sachs Credit Partners L.P.. The Bridge Facility provides for a $1.25 billion unsecured bridge loan for which the proceeds must be used for funding the Acquisition, which included the conversion of shares into a right to receive $32.25 per share in the Acquisition, the repurchase of Komag’s outstanding convertible notes due 2014 in the amount of $250 million and to pay for related fees and expenses. The Bridge Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio, and contains customary covenants, including covenants that limit or restrict the Company’s subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. At the Company’s option, borrowings under the Bridge Facility bear interest at either a Base Rate plus a margin, or at LIBOR plus a margin. The Base Rate is calculated at the higher of (i) the Federal Funds Rate plus a margin, (ii) the prime rate, or (iii) a computed rate based

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on a three-week moving average rate of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks. The Bridge Facility is scheduled to mature 364 days after the initial borrowing. At December 28, 2007, $760 million had been drawn and $490 million was available for borrowing. The average variable rate on the amount outstanding under the Bridge Facility was 6.0% based on LIBOR. As of December 28, 2007, the Company was in compliance with all covenants related to the Bridge Facility.
     In connection with the Acquisition, the Company assumed $250 million face value of additional debt in the form of Convertible Subordinated Notes (the “Notes”) issued by Komag on March 28, 2007. In accordance with the terms of the Notes, the Acquisition constituted a “Fundamental Change” that allowed the holders of the Notes to obligate the Company, for a limited period of time, to purchase the Notes for an amount equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest through the purchase date. On December 5, 2007, the Company paid $250 million plus accrued and unpaid interest to purchase the Notes.
5. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three and six months ended December 28, 2007, the Company charged to expense $4 million and $8 million, respectively, for stock-based compensation related to options issued under stock option and ESPP plans, compared to $5 million and $9 million in the comparative prior-year period. At December 28, 2007, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $27 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.6 years.
Fair Value Disclosures
     The fair value of stock options granted during the three and six months ended December 28, 2007 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three and six months ended December 28, 2007 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Dec. 28,	Dec. 29,	Dec. 28,	Dec. 29,
	2007	2006	2007	2006
Suboptimal exercise factor	1.66	1.63	1.57	1.63
Range of risk-free interest rates	3.31% to 3.96%	4.70% to 5.00%	3.31% to 4.38%	4.60% to 5.00%
Range of expected stock price volatility	0.37 to 0.63	0.42 to 0.77	0.33 to 0.67	0.42 to 0.77
Weighted average expected volatility	0.46	0.61	0.47	0.61
Post-vesting termination rate	5.67%	5.34%	5.38%	5.33%
Dividend yield	—	—	—	—
Fair value	$10.71	$8.38	$8.94	$8.31
     The weighted average expected term of the Company’s stock options for the three and six months ended December 28, 2007 was 5.51 years and 5.29 years, respectively, compared to 5.22 years and 5.33 years in the comparative prior-year period.
     The fair value of ESPP rights issued are estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 28, 2007.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 29, 2007	10.8	$12.15
Granted	1.2	23.41
Exercised	(1.1)	9.54
Canceled or expired	(0.6)	31.02

Options outstanding at September 28, 2007	10.3	$12.68	5.9	$131

Granted	0.2	27.84
Exercised	(1.4)	10.82
Canceled or expired	—	14.73

Options outstanding at December 28, 2007	9.1	$13.29	6.0	$151

Exercisable at December 28, 2007	5.2	$8.99	4.8	$108

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of December 28, 2007, the Company had options outstanding to purchase an aggregate of 9.1 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $151 million. During the three and six months ended December 28, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $26 million and $40 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised under the Company’s stock option plans during the three and six months ended December 29, 2006 was $11 million and $13 million, respectively.
Deferred Stock Compensation
     The Company granted approximately 0.6 million of restricted stock units during the six months ended December 28, 2007, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of these awards was $13 million. As of December 28, 2007, the aggregate unamortized fair value of all unvested restricted stock and restricted stock unit awards was $42 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.7 years. For the three and six months ended December 28, 2007, the Company charged to expense approximately $5 million and $9 million, respectively, related to restricted stock and restricted stock unit awards that were vested during the period, compared to $7 million and $11 million in the comparative prior-year period.
6. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, beyond that provided at December 28, 2007, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
     Since the Company’s announcement on July 27, 2006 that it was conducting a company-initiated, voluntary review of its historical stock option grants, several purported derivative actions were filed nominally on behalf of the Company against certain current and former directors and officers of the Company in the United States District

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     On January 22, 2007, StorMedia Texas LLC filed a complaint against the Company and several other companies, including other disk drive manufacturers, for patent infringement in the Eastern District of Texas alleging infringement of U.S. Patent No. 6,805,891. The Company served an answer to the complaint denying all material allegations and asserting affirmative defenses, and has also filed counterclaims against StorMedia. Trial is scheduled to begin on May 4, 2009. The Company intends to defend itself vigorously in this matter. Prior to our acquisition, Komag had provided its customers with certain contractual indemnification undertakings for patent infringement involving its products and Komag had received claims for reimbursement of legal defense costs from its customers related to the StorMedia patent infringement litigation. The Company is evaluating the position of Komag in relation to this matter.
     On October 9, 2007, the United States International Trade Commission (“ITC”) issued a notice of investigation In the Matter of Certain Hard Disk Drives, Components thereof, and Products Containing the Same (Inv. No. 337-TA-616) regarding a complaint filed on September 10, 2007 by Steven F. Reiber and Mary L. Reiber (the “Reibers”). The complaint alleges violations of 19 U.S.C. Section 1337 in the importation into the United States, the sale for importation, and the sale within the United States after importation of certain hard disk drives, components thereof, and products containing the same by reason of infringement of certain claims of U.S. Patent Nos. 6,354,479, 6,651,864, and 6,935,548. The complaint named as respondents the Company and several other companies, including certain other disk drive manufacturers and personal computer vendors. The matter is set for hearing before an Administrative Law Judge beginning July 14, 2008. The Reibers also filed a complaint in the United States District Court for the Eastern District of California (Case No. 2:07-cv-01874) on September 10, 2007 that alleges infringement of unspecified claims of these same patents by the same entities named as respondents in the Reibers’ ITC complaint. The district court complaint further alleges misappropriation of trade secret claims against the Company. The Company intends to defend itself vigorously in these matters.
7. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 14, 2007, the FASB provided a one year deferral for the adoption of SFAS 157 for other non-financial assets and liabilities. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Income Taxes
     The Company’s income tax provision for the three and six months ended December 28, 2007 was $11 million and $80 million, respectively. The six month provision included the tax related to two discrete events that occurred during the quarter ended September 28, 2007: 1) approximately $54 million in U.S. tax on the up front royalty payment related to the inter-company license of certain intellectual property rights to a foreign subsidiary; and 2) a net increase to the reserve for uncertain tax positions of $6 million. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2022 and the current year generation of income tax credits.
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
     The adoption of FIN 48 at the beginning of the fiscal year did not result in an adjustment for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption was $58 million which had previously been presented as a reduction to deferred tax assets of $47 million and an inclusion in other long-term liabilities of $11 million as of June 29, 2007. These unrecognized tax benefits are now presented gross in the Company’s balance sheet. These gross unrecognized tax benefits will affect the future effective tax rate if realized. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48 and as of December 28, 2007, such amounts were not material.
     In the quarter ended September 28, 2007, the Company recognized a $6 million increase in the liability for unrecognized tax benefits. There was no material change to the liability during the current quarter. As of December 28, 2007, the Company had approximately $78 million of unrecognized tax benefits which include $14 million of gross unrecognized tax benefits related to Komag.
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
9. Komag Acquisition
     The Company completed the Acquisition on September, 5, 2007 through a cash tender offer by State M Corporation (“State M”), an indirect wholly-owned subsidiary of the Company, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag whereby Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media, Inc. The Acquisition is intended to strengthen the Company’s production efficiencies and improve access to and control of technology and

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
competitive position in the worldwide hard drive industry, while enhancing the Company’s hard drive manufacturing process by integrating media. WD Media’s results of operations since the date of the Acquisition are included in the condensed consolidated financial statements.
Purchase Price Allocation
     The aggregate purchase price for Komag was $995 million, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments. The application of purchase accounting under SFAS No. 141, “Business Combinations” (“SFAS 141”), requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, deferred tax assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. The values initially assigned to certain acquired assets and liabilities were preliminary, were based on information available as of September 28, 2007, have been adjusted during the quarter ended December 28, 2007, and may be adjusted again as further information becomes available during the allocation period of up to 12 months from the date of the Acquisition.
     Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, changes in the timing and actual number of employees terminated, unidentified claims from suppliers or other contingent obligations, including the amounts required to settle them, the progress or outcomes of various litigation, and the value of deferred tax assets. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in material adjustments to goodwill.
     The Company identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Komag at their estimated fair values at September 5, 2007, the date of the Acquisition, and allocated the residual value of approximately $78 million to goodwill.

Sept. 5,
2007
Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$130
Accounts receivable	114
Inventories	204
Other current assets	6
Property and equipment	667
Other non-current assets	129
Accounts payable	(130)
Accrued liabilities	(78)
Debt assumed (Note 4)	(248)
Other liabilities	(15)
Intangible assets	89
In-process research and development	49
Goodwill	78

Total	$995

     Subsequent to the original purchase allocation and during the three months ended December 28, 2007, the Company recorded a $6 million net reduction in goodwill to decrease the tax valuation allowances related to California research and development credits assumed from Komag.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Property and Equipment
     The property and equipment acquired as part of the Acquisition continues to be utilized and was valued at current replacement cost for similar assets. Land and buildings were estimated at fair value on September 5, 2007, the date of the Acquisition. The following table summarizes the estimated fair value of the property and equipment acquired from Komag and their estimated useful lives:

		Estimated
	Estimated Fair	Weighted-Average
	Value	Useful Life
	(in millions)	(in years)
Land leases	$17	36.8
Buildings and improvements	224	17.8
Equipment	426	5.0

Total property and equipment	$667	10.3

Inventories
     Total inventories acquired included $11 million and $39 million of finished goods and work-in-process, respectively. Finished goods and work-in-process were valued at estimated selling prices less costs of disposal, estimated reseller profit and costs to complete. Acquired raw materials of $154 million, consisting primarily of precious metals, were valued at estimated replacement cost.
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

	Estimated Fair	Weighted-Average
	Value	Useful Life
	(in millions)	(in years)
Existing technology	$79	9.7
Customer substrate relationships	10	3.0

Total acquired identifiable intangible assets	$89	9.0

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
     The fair value of customer substrate relationships was determined using the Excess Earnings Method under the Income Approach based on the estimated revenues to be derived from Komag’s customers. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these customer substrate relationships less charges related to the contribution of other assets to those cash flows. The fair values of the customer substrate relationships are being amortized to Cost of Revenue over the weighted average useful life of three years.
In-Process Research and Development
     Komag had an in-process research and development project associated with technology for higher recording densities on advanced perpendicular recording media. The project is expected to incorporate significant changes in the magnetic structure of the media to achieve higher recording density. As these advanced products were not ready for commercial production and had no alternative future use, the development effort did not qualify for capitalization. Accordingly, the Company recorded $49 million as a charge to research and development expense at

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the time of the Acquisition. Costs to complete the development of this technology were expected to approximate $5 million as of the acquisition date and were expected to utilize existing engineering personnel. This technology may be necessary to remain competitive with anticipated industry advances in areal recording densities for thin-film media. The in-process research and development was valued using the Excess Earnings Method under the Income Approach. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these technologies less costs related to the contribution of other assets to those cash flows.
Debt Assumed
     In connection with the Acquisition, the Company assumed $250 million face value of additional debt in the form of Convertible Subordinated Notes (the “Notes”) issued by Komag on March 28, 2007. In accordance with the terms of the Notes, the Acquisition constituted a “Fundamental Change” that allowed the holders of the Notes to obligate the Company, for a limited period of time, to purchase the Notes for an amount equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest through the purchase date. The holders of the Notes tendered their Notes to the Company and on December 5, 2007, the Company paid $250 million plus accrued and unpaid interest to purchase the Notes.
Adverse/Favorable Leasehold Interests
     In accordance with the guidance in SFAS 141, the Company analyzed its contractual facility lease to determine the fair value of the leasehold interest. An adverse leasehold position exists when the present value of the contractual rental obligation is greater than the present value of the market rental obligation, and conversely for a favorable leasehold interest. The Company recorded a favorable leasehold interest aggregating $4 million, which has been classified within Other Non-current Assets in the purchase price allocation table in this footnote. The $4 million is amortized to Cost of Revenue and Operating Expenses over the remaining duration of the lease, which ends December 31, 2014.
Recognition of Liabilities in Connection with Komag Acquisition
     Under EITF 95-3, “Recognition of Liabilities in Connection with a Business Combination”, the Company accrued certain exit costs aggregating $33 million, which relate to employee severance and the cash payment for equity related liabilities payable to Komag employees. The following table summarizes the Company’s exit activities in connection with the Acquisition (in millions):

Severance
and
Related
Accrued exit costs, September 5, 2007	$33
Cash payments	(16)

Accrued exit costs, September 28, 2007	17
Cash payments	(2)

Accrued exit costs, December 28, 2007	$15

     As of December 28, 2007, the accrued exit costs of $15 million are expected to be paid out through April 2010.
Stock-Based Compensation
     In connection with the Acquisition, each outstanding option to purchase shares of Komag’s common stock with an exercise price below $32.25 as of the date of the Acquisition was converted into a right to receive $32.25 in cash less the exercise price of the option. In addition, each share of Komag restricted common stock granted on or before September 5, 2007 was converted into $32.25 in cash. These converted option and restricted stock awards are payable in cash according to their original vesting schedules. All shares of restricted stock and options remain subject to their original terms, including the terms and conditions of Komag’s Amended and Restated 2002 Qualified Stock Plan, the applicable restricted stock and option agreement and the Merger Agreement. As of December 28, 2007, the future expense for the converted Komag unvested options and restricted stock awards is $7 million to be paid in cash, which will be expensed based on individual award vesting terms through April 2010.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations of the Company and Komag prior to the Acquisition, on a pro forma basis, as though the companies had been combined as of July 1, 2006 for each period presented. The pro forma financial information presented includes adjustments to certain periods related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options and unvested restricted stock awards exchanged and to be paid in cash and the related tax effects of those adjustments. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.
     Due to the date of the Acquisition and differences in reporting periods, the following unaudited pro forma financial information is for the six months ended December 28, 2007 and the three and six months ended December 29, 2006. It combines the Company’s financial results for the six months ended December 28, 2007 with Komag’s financial results from July 2, 2007 through the date of Acquisition and the three and six months ended December 29, 2006 with Komag’s historical financial results for the three and six months ended December 31, 2006 (in millions, except per share amounts).

	SIX MONTHS	THREE MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED
	Dec. 28, 2007	Dec. 29, 2006	Dec. 29, 2006
Revenue	$4,079	$1,577	$2,999
Net income	$357	$169	$303
Basic net income per share	$1.63	$.77	$1.38
Diluted net income per share	$1.59	$.75	$1.34
10. Cash, Cash Equivalents and Short-Term Investments
     The Company’s cash and cash equivalents of $917 million are invested primarily in readily accessible, AAA rated institutional money-market funds, the majority of which are backed by the U.S. government. As of December 28, 2007, short-term investments of $50 million included $43 million of AAA rated auction-rate securities. During the quarter ended December 28, 2007, the market values of some of the auction-rate securities owned by the Company as of the beginning of the quarter were impacted by the macro-economic credit market conditions. The carrying value of the investments in auction-rate securities was reduced from $197 million as of September 28, 2007 to $43 million as of December 28, 2007. The reduction resulted from the sale of these investments as well as an additional $5 million loss recognized as other-than-temporary losses on remaining investments. The Company recorded $3 million in realized losses on sales of investments during the quarter ended December 28, 2007. Since the quarter ended December 28, 2007, an additional $10 million of auction rate securities at par was sold, bringing the current carrying amount of auction-rate securities to $33 million. These securities are expected to be held for up to 12 months , until secondary markets become available. These investments are currently accounted for as available-for-sale securities. The estimated market values of these investments are subject to fluctuation. At the end of each quarter, the Company evaluates any changes in value to determine if they are temporary. Temporary changes are recorded in equity, while changes believed to be other-than-temporary are immediately reflected in operations.

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
     Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us” and “our” refer to Western Digital Corporation and its subsidiaries.
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	growth in demand for hard drives in the desktop, mobile, enterprise and consumer electronics markets and factors contributing to such growth;

•	our plans to develop new products and to continue our expansion into non-desktop hard drive markets, such as mobile, consumer electronics, retail, and enterprise markets, and into emerging geographic markets;

•	acceptance and emergence of the SATA and SAS interfaces in the enterprise market;

•	increase in demand for higher capacity hard drives;

•	our plans to design and manufacture a majority of the heads and media required for the hard drives we manufacture;

•	expectations regarding our financial results for the third quarter and traditional seasonal demand and pricing trends;

•	our share repurchase plans;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2008 and our plans to implement a long-term financing arrangement during 2008;

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs; and

•	beliefs concerning our acquisition of Komag, including that the acquisition will continue to result in cost, operational and other efficiencies and synergies.
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
     We manufacture hard drives and head stack assemblies (“HSAs”) in Malaysia and Thailand. We also design and manufacture most of our required magnetic heads in California, and head gimbal assemblies (“HGAs”) in Thailand, and we design in California and manufacture in Malaysia most of our required media and substrates. For geographical financial data, see Part II, Item 8, Note 6 in the Notes to Consolidated Financial Statements, included in our 2007 Annual Report on Form 10-K.
     Technology and Product Development
     Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently superior to removable or floppy disks, optical hard drives and tapes, and they are more cost effective than semiconductor technology.
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
     Magnetic media is the primary storage medium for digital data. Media manufacturers have had significant influence over hard drive technology innovation by increasing storage capacities per square inch of disk surface, referred to as areal density, and improving reliability. The number of disks and each disk’s areal density determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks as the areal density increases, potentially reducing product costs over time through reduced component requirements. In June 2007, we began shipping 3.5-inch hard drives with 188 GB per platter areal density and in May 2007, we began shipping 2.5-inch hard drives with 125 GB per platter areal density. In July 2007, we introduced the WD Caviar® GP 3.5-inch hard drive which has 250 GB per platter areal density and in October 2007, introduced WD Scorpio 2.5-inch drives that employs 160 GB per platter technology. In January 2008, we began shipping a 3.5-inch hard drive platform with 320 GB per platter areal density. By vertically integrating the technical expertise of media design and manufacturing, we now possess the ability to further improve the performance and storage capacity of our disk drives, while lowering our cost of materials.

     Komag Acquisition
     On September 5, 2007, we completed our acquisition of Komag (the “Acquisition”) through a cash tender offer by State M Corporation (“State M”), our indirect wholly-owned subsidiary, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag (the “Merger”) whereby Komag became an indirect wholly-owned subsidiary and changed its name to WD Media, Inc. The Acquisition is intended to strengthen our production efficiencies and improve our access to and control of technology and competitive position in the worldwide hard drive industry, while enhancing our hard drive manufacturing process by integrating media. The aggregate purchase price for Komag was $995 million, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments.
     In addition to the various owned and leased properties that we utilized for our management, research and development, administrative and sales staff, head wafer fabrication, assembly of hard drives, printed circuit boards and HSAs, and warehousing, we have acquired, through the Acquisition, additional facilities in San Jose, California of approximately 190,000 square feet and four additional manufacturing facilities in Penang, Johor and Sarawak, Malaysia of approximately 1,300,000 square feet, which we use for our media operations. For additional information concerning our various property locations, see Part I, Item 2, included in our 2007 Annual Report on Form 10-K.
Second Quarter Overview
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	Dec. 28,		Dec. 29,		Dec. 28,		Dec. 29,
	2007		2006		2007		2006
Net revenue	$2,204	100.0%	$1,428	100.0%	$3,970	100.0%	$2,691	100.0%
Gross margin	513	23.3	255	17.9	836	21.1	473	17.6
Total operating expenses	181	8.2	133	9.3	369	9.3	252	9.4
Operating income	332	15.1	122	8.5	467	11.8	221	8.2
Net income	305	13.8	128	9.0	374	9.4	231	8.6
     The following is a summary of our financial performance for the second quarter of 2008:
•	Consolidated net revenue totaled $2.2 billion, including $120 million from sales of media and substrates.

•	Revenue from sales of hard drives was $2.1 billion, an increase of 46% over the prior-year period.

•	54% of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD branded product sales, as compared to 42% in the prior-year period.

•	Hard drive unit shipments increased by 40% over the prior-year period to 34.2 million.

•	Gross margin increased to 23.3%, compared to 17.9% for the prior-year period.

•	Operating income was $332 million, an increase of 172% over the prior-year period.

•	We generated $519 million in cash flow from operations in the second quarter of 2008 and we finished the quarter with $967 million in cash, cash equivalents and short-term investments.

     We expect revenue and gross margin for the March quarter to be down from an unusually strong December quarter. We grew volume and improved mix and pricing as a result of our ability to quickly react to strong demand, our leadership position in certain markets and significant productivity improvements achieved in the quarter. We view this combination of circumstances as extraordinary and unlikely to fully repeat in the March quarter. Operating expenses are anticipated to remain consistent as we continue to invest in new products and technology.
Results of Operations
     In accordance with U.S. generally accepted accounting principles, operating results for Komag prior to the date of the Acquisition (September 5, 2007), including the three and six months ended December 29, 2006, are not included in our operating results and are therefore not discussed. Accordingly, the three and six months ended December 28, 2007 revenues and expenses reflect the addition of results from our media operations since the date of the Acquisition while the three and six months ended December 29, 2006 results do not include operating results for Komag prior to the date of the Acquisition. This will affect our discussion of changes in our revenues and expenses comparing these periods. In connection with the Acquisition, we incurred charges for in-process research and development and transition costs, which impacted our earnings for the six months ended December 28, 2007.
Net Revenue

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Dec. 28,	Dec. 29,	Percentage	Dec. 28,	Dec. 29,	Percentage
(in millions, except percentages & ASP)	2007	2006	Change	2007	2006	Change
Net revenue	$2,204	$1,428	54%	$3,970	$2,691	48%
Unit shipments of hard drives	34.2	24.5	40%	63.6	47.2	35%
ASP (per unit)*	$61	$58	5%	$60	$57	5%

Revenues by Geography (%)*
Americas	32%	38%		33%	37%
Europe	32	32		32	30
Asia	36	30		35	33

Revenues by Channel (%)*
OEM	48%	46%		49%	49%
Distributors	34	37		33	37
Branded products	18	17		18	14

Revenues by Product (%)*
Desktop computers	46%	58%		46%	61%
Non-desktop sources	54	42		54	39

*	Based on sales of hard drives only
     For the quarter ended December 28, 2007, net revenue was $2.2 billion, an increase of 54% over the quarter ended December 29, 2006. This includes $120 million from sales of media and substrates relating to the acquired media operations. Total hard drive shipments increased to 34.2 million for the second quarter of 2008 as compared to 24.5 million for the second quarter of 2007. For the six months ended December 28, 2007, net revenue was $4.0 billion, an increase of 48% over the six months ended December 29, 2006. This includes $160 million from sales of media and substrates relating to the acquired media operations. Total hard drive shipments increased to 63.6 million for the six months ended December 28, 2007, as compared to 47.2 million for the six months ended December 29, 2006. These unit and revenue increases resulted from higher overall demand for hard drives with higher capacities and our continuing diversification into non-desktop markets. For example, we shipped 8.7 million 2.5-inch mobile drives in the second quarter of 2008 as compared to 2.7 million units in the second quarter of 2007. We shipped 4.1 million units to the DVR market in the second quarter of 2008 as compared to 2.7 million units in the second quarter of 2007. For the six month period, we shipped 14.6 million units of 2.5-inch mobile drives compared to 4.9 million the year before, and we shipped 7.8 million units to the DVR market compared to 5.2 million the year before. In addition, revenue from branded products increased to $366 million, or 18% of hard drive revenues for the three months ended December 28, 2007, as compared to $238 million for the prior year’s comparable period, or 17% of hard drive revenues. For the six months ended December 28, 2007, revenue from branded products increased to $687 million, or 18% of hard drive revenue, as compared to $376 million for the prior-year period, or 14% of hard drive revenues. This increase is attributable to the growing worldwide acceptance of our WD My Book™ and WD Passport® external digital storage appliances. Revenue from all non-desktop PC markets comprised 54% of hard drive revenue for the quarter ended December 28, 2007 as compared to 42% for the year-ago quarter. For the six months ended December 28, 2007, revenue from all non-desktop markets comprised 54% of hard drive revenue as compared to 39% for the prior-year period.
     Average hard drive selling prices (“ASPs”) for the second quarter of 2008 were approximately $3 higher than the prior year due to an improved mix of revenues by market segment, improved product mix and more favorable demand/supply conditions.
     Changes in revenue by geography, by channel and by customer generally reflect normal fluctuations in market demand and competitive dynamics. In addition, our percentage of net revenue by channel was impacted by the increase in sales of our WD branded products as compared to the prior year. For the six months ended December 28, 2007, we had no customers that represented 10%, or more, of our revenue.
Gross Margin

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Dec. 28,	Dec. 29,	Percentage	Dec. 28,	Dec. 29,	Percentage
(in millions, except percentages)	2007	2006	Change	2007	2006	Change
Net revenue	$2,204	$1,428	54%	$3,970	$2,691	48%
Gross margin	513	255	101	836	473	77
Gross margin %	23.3%	17.9%		21.1%	17.6%
     For the three months ended December 28, 2007, gross margin as a percentage of sales increased 540 basis points from the prior year quarter. For the six-month period, gross margin percentage increased 350 basis points from the prior year. These results reflect an improved mix of revenues by market segment, improved product mix and more favorable demand/supply conditions. Our manufacturing throughput and costs also improved through operational efficiencies, higher utilization and a higher mix of products based on newer, more cost-effective technologies and the combination of media operations.
Operating Expenses

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Dec. 28,	Dec. 29,	Percentage	Dec. 28,	Dec. 29,	Percentage
(in millions, except percentages)	2007	2006	Change	2007	2006	Change
R&D expense	$122	$77	58%	$213	$152	40%
SG&A expense	59	56	5	107	100	7
Acquired in-process research and development	—	—	—	49	—	—

Total operating expenses	181	133	36	369	252	46

     Research and development (“R&D”) expense was $122 million for the three months ended December 28, 2007, an increase of $45 million over the prior-year period. This increase includes $22 million relating to the acquired media operations and $9 million in higher incentive and equity compensation, with the remaining increase primarily due to incremental product development spending to support new programs. For the six months ended December 28, 2007, R&D expense was $213 million, an increase of $61 million over the prior-year period. This six month increase includes $31 million relating to the acquired media operations and $17 million in higher incentive and equity compensation, with the remaining increase primarily due to incremental product development spending to support new programs.
     Selling, general and administrative (“SG&A”) expense was $59 million for the three months ended December 28, 2007, an increase of $3 million over the prior-year period. The current-year period included $6 million in higher incentive and equity compensation, $3 million for the expansion of sales and marketing to support new products related to broadening of our product portfolio and $2 million for the acquired media operations. The prior-year period included $11 million in higher bad debt expense. For the six months ended December 28, 2007, SG&A expense was $107 million, an increase of $7 million over the prior-year period. This increase included $13 million in higher incentive and equity compensation, $5 million for the expansion of sales and marketing to support new products and $3 million for the acquired media operations. The prior-year period included $10 million in higher bad debt expense and $6 million related to the independent stock option investigation.
     In addition, during the six months ended December 28, 2007, we recorded a $49 million charge to operating expense related to an in-process research and development project acquired from Komag involving technology for higher recording densities on advanced perpendicular recording media. As these advanced products were not ready for commercial production and had no alternative future use, the fair value of the development effort did not qualify for capitalization and was immediately expensed.
Other Income (Expense)
Interest income was $8 million for the three months ended December 28, 2007 and December 29, 2006. For the six months ended December 28, 2007, interest income increased to $17 million, compared to $15 million in the prior-year period. This increase resulted primarily from higher average daily invested cash balances for the periods compared to the prior year. Interest and other expense for the three and six months ended December 28, 2007 increased $22 million and $28 million, respectively, from the prior-year periods, as a result of higher debt balances and $8 million of losses on short-term investments. (See Liquidity and Capital Resources-Investing Activities.)
Income Tax Provision
     Our income tax provision for the three months ended December 28, 2007 was $11 million compared to less than $1 million for the three months ended December 29, 2006. For the six-month period ended December 28, 2007, the provision for income taxes was $80 million compared to $3 million for the same period during 2006. The current six-month period included the tax related to two discrete items that occurred in the first quarter: 1) approximately $54 million in U.S. tax on the up-front royalty payment related to the inter-company license of certain intellectual property rights to a foreign subsidiary; and 2) a net increase to the reserve for uncertain tax positions of $6 million. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2008 to 2022 and the current year generation of income tax credits.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”) as of June 30, 2007. The implementation of FIN 48 did not result in an adjustment to the pre-existing net liability for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $58 million, all of which will affect our effective tax rate if realized. During the quarter ended September 28, 2007, we recognized a $6 million increase in the liability for unrecognized tax benefits. There was no material change to the liability during the quarter ended December 28, 2007. As of December 28, 2007, we had approximately $78 million of unrecognized tax benefits, which included $14 million of gross unrecognized tax benefits related to Komag.
Liquidity and Capital Resources
     Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We ended the second quarter of fiscal 2008 with total cash, cash equivalents and short-term investments of $967 million. The following table summarizes our statements of cash flows for the six months ended December 28, 2007 and December 29, 2006 (in millions):

	SIX MONTHS ENDED
	Dec. 28,	Dec. 29,
	2007	2006
Net cash flow provided by (used in):
Operating activities	$738	$300
Investing activities	(1,040)	(175)
Financing activities	519	—

Net increase in cash and cash equivalents	$217	$125

Operating Activities
     Net cash provided by operating activities during the six months ended December 28, 2007 was $738 million as compared to $300 million during the six months ended December 29, 2006. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $39 million for the six months ended December 28, 2007, as compared to net cash used to fund working capital changes of $46 million for the prior year.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the six months ended December 28, 2007 and December 29, 2006 were as follows:

	SIX MONTHS ENDED
	Dec. 28,	Dec. 29,
	2007	2006
Days sales outstanding	47	44
Days in inventory	27	19
Days payables outstanding	(67)	(64)

Cash conversion cycle	7	(1)

     For the six months ended December 28, 2007, our days sales outstanding (“DSOs”) increased by 3 days, days in inventory (“DIOs”) increased 8 days, and days payable outstanding (“DPOs”) increased 3 days compared to the prior-year period. The change in DSOs for the six-month period resulted from significantly higher shipments in the second quarter as compared to the prior year, increasing sales to customers who have longer payment terms and our acquisition of Komag. We expect DSOs to continue to be impacted by changes in customer mix. The increase in our DIOs related primarily to our acquisition of Komag. A substantial portion of the raw material inventory purchased in the Acquisition is comprised of precious metals used in the production of recording media. In addition, precious metals are used in greater quantities for perpendicular recording technology. Our inventory of these precious metals may continue to increase as we further transition to disk drives based on perpendicular recording technology.
     From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors’ payment term accommodations from our vendors.
Investing Activities
     Net cash used in investing activities for the six months ended December 28, 2007 was approximately $1.0 billion as compared to $175 million for the six months ended December 29, 2006. Investment activities in the six-month period ended December 28, 2007 included $915 million used in the Acquisition and capital expenditures of $332 million, compared to $169 million for capital expenditures in the prior-year period.
     For fiscal 2008, capital additions are currently expected to be around $700 million, including approximately $200 million for expansion of our head wafer fabrication facility and $100 million for our media operations. Depreciation and amortization expense for fiscal 2008 is expected to approximate $400 million.
     Our cash and cash equivalents of $917 million are invested primarily in readily accessible, AAA rated institutional money-market funds, the majority of which are backed by the U.S. government. As of December 28, 2007, our short-term investments of $50 million included $43 million of AAA rated auction-rate securities. During the quarter ended December 28, 2007, the market values of some of the auction-rate securities we owned as of the beginning of the quarter were impacted by the macro-economic credit market conditions. The carrying value of our investments in auction-rate securities was reduced from $197 million as of September 28, 2007 to $43 million as of December 28, 2007. The reduction resulted from the sale of these investments as well as an additional $5 million loss recognized as other-than-temporary losses on remaining investments. We also recorded $3 million in realized losses on sales of investments during the quarter ended December 28, 2007. Since the quarter ended December 28, 2007, we have sold an additional $10 million of auction-rate securities at par, bringing our current carrying amount of auction-rate securities to $33 million. These securities are expected to be held for up to 12 months , until secondary markets become available. These investments are currently accounted for as available-for-sale securities. The estimated market values of these investments are subject to fluctuation. At the end of each quarter, we evaluate any changes in value to determine if they are temporary. Temporary changes are recorded in equity, while changes believed to be other-than-temporary are immediately reflected in operations.
Financing Activities
     Net cash provided by financing activities for the six months ended December 28, 2007 was $519 million as compared to $0 in the prior year. Net cash provided by financing activities for the six months ended December 28, 2007 consisted of the $760 million we have drawn pursuant to the terms of a credit agreement we entered into with Goldman Sachs Credit Partners L.P. in August 2007 (the “Bridge Facility”), which we used to fund the Acquisition, as well as $32 million received upon issuance of common stock under employee plans. These amounts were offset by our repurchase on December 5, 2007 of the $250 million convertible debt assumed in the Acquisition, $16 million used to repurchase our common stock and $7 million utilized for other debt repayments. Net cash from financing activities for the six months ended December 29, 2006 consisted primarily of $16 million utilized for debt repayment offset by $16 million received upon issuance of common stock under employee plans.
     During the quarter, we repurchased the $250 million convertible debt assumed in the Komag acquisition through cash payments of $240 million and a further draw on the Bridge Facility of $10 million. As of December 28, 2007, we had $760 million outstanding under the Bridge Facility. We are in the process of obtaining longer-term, unsecured financing that we expect will consist of a five-year term loan and a revolving line of credit totaling $750 million. As of February 5, 2008, we have received non-binding commitments approximating $750 million. We expect to pay off the $760 million outstanding under the Bridge Facility through a combination of these loan proceeds and existing cash balances.
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
Capital Commitments
     The Bridge Facility we entered into with Goldman Sachs Credit Partners L.P. in August 2007 provides for a $1.25 billion unsecured bridge loan for which the proceeds must be used for funding the Acquisition, which included the conversion of shares into a right to receive $32.25 per share in the Acquisition, the repurchase of Komag’s outstanding convertible notes due 2014 in the amount of $250 million and to pay for related fees and expenses. The Bridge Facility requires us to comply with a leverage ratio and a fixed charge coverage ratio, and contains customary covenants, including covenants that limit or restrict subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. At our option, borrowings under the Bridge Facility bear interest at either a Base Rate plus a margin, or at LIBOR plus a margin. The Base Rate is calculated at the higher of (i) the Federal Funds Rate plus a margin, (ii) the prime rate, or (iii) a computed rate based on a three-week moving average rate of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks. The Bridge Facility is scheduled to mature 364 days after the initial borrowing. At December 28, 2007, $760 million had been drawn and $490 million was available for borrowing. The average variable rate on the amount outstanding under the Bridge Facility was 6.0% based on LIBOR. As of December 28, 2007, we were in compliance with all covenants related to the Bridge Facility.
     In connection with the Acquisition, the Company assumed $250 million face value of additional debt in the form of Convertible Subordinated Notes (the “Notes”) issued by Komag on March 28, 2007. In accordance with the terms of the Notes, the Acquisition constituted a “Fundamental Change” that allowed the holders of the Notes to obligate the Company, for a limited period of time, to purchase the Notes for an amount equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest through the purchase date. On December 5, 2007, the Company paid $250 million plus accrued and unpaid interest to purchase the Notes.

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
     We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. In conjunction with these agreements, we have advanced approximately $45 million, net of repayments, related to future purchase commitments, of which $18 million has been classified as a long-term asset at December 28, 2007.
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
     Stock Repurchase Program — Our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010. We expect stock repurchases to be funded principally by operating cash flows. Since the inception of our stock repurchase program through December 28, 2007, we have repurchased 15.1 million shares for a total cost of $204 million (including commissions). We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     Unrecognized Tax Benefits — On June 30, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As of December 28, 2007, our total liability for unrecognized tax benefits was $78 million. We cannot make reasonably reliable estimates of the timing of the future payments of these liabilities.  See Note 8 to the interim condensed consolidated financial statements for information regarding our contingent tax liability reserves.

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
Warranty
     We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help prepare our estimates and we exercise judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Inventory
     We value inventories at the lower of cost or net realizable value. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
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
Litigation and Other Contingencies
     We apply Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose material contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
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
Stock-Based Compensation
     We account for all stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under these provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all ESPP shares are estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. Under SFAS 123(R), we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 14, 2007, the FASB provided a one year deferral for the adoption of SFAS 157 for other non-financial assets and liabilities. We are currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of SFAS 159 will have on our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. Dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Thai Baht and Malaysian Ringgit contracts are designated as cash flow hedges. All other contracts are designated as fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended June 29, 2007.
     As of December 28, 2007, we had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain
Foreign currency forward contracts:
Thai Bhat	$682.7	33.85	$2.7
Malaysian Ringgit	$213.2	3.35	2.7
Euro	$9.6	0.68	—
British Pound Sterling	$2.7	0.50	—

*	Expressed in units of foreign currency per dollar.
     During the six-month periods ended December 28, 2007 and December 29, 2006, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
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
Credit Market Risk
     Our short-term investments consist primarily of AAA rated auction-rate securities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we my incur a loss. During the quarter ended December 28, 2007, the market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions and as a result, we realized $3 million in losses on sales and $5 million of other-than-temporary losses to mark the remaining investments to market. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate these investments will affect our ability to execute our current business plan.
Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 6 of our Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
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
     The hard drive industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, of if market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.
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
     There are costs for certain commodity materials, an increase in which increases our costs of manufacturing and transporting hard drives and key components. Shortages of materials such as stainless steel, aluminum, nickel, neodymium, ruthenium or platinum increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. For example, perpendicular recording technology requires increased usage of precious metals such as ruthenium and platinum and the price of ruthenium and platinum may continue to be volatile, which could adversely affect our operating margins. Additionally, if other high volume industries increase their demand for materials such as these, our costs may further increase which could have an adverse effect on our operating margins. The variability in the cost of oil also affects our transportation costs and may result in lower operating margins if we are unable to pass these increased costs through to our customers.
Changes in product life cycles could adversely affect our financial results.
     Product life cycles lengthened over the four years beginning in calendar year 2002 due in large part to a decrease in the rate of hard drive areal density growth. However, we anticipate that the life cycle of certain hard drives that began using perpendicular recording in calendar year 2006 may shorten. If product life cycles lengthen or shorten, we may need to develop new technologies or programs to reduce our costs on any particular product to maintain competitive pricing for that product. This may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. In addition, changes in product life cycles also make it more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.
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
     As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and media, which may cause longer production times and reduce the overall availability of media in the industry. Additionally, the new technology requires a greater degree of integration between heads and media which may lengthen our time of development of hard drives using this technology. Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components that accommodate the new technology. These results would increase our operating costs, which may negatively impact our operating results.
The difficulty of introducing hard drives with higher levels of areal density and the challenges of reducing other costs may impact our ability to achieve historical levels of cost reduction.
     Storage capacity of the hard drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of magnetic bits that can be stored on the recording surface of the disk. Generally, the higher the areal density, the more information can be stored on a single platter. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, because increasing areal density has become more difficult in the hard drive industry, such increases may require increases in component costs, and other opportunities to reduce costs may not continue at historical rates. Additionally, increases in areal density may require us to make further capital expenditures on items such as new testing equipment needed as a result of an increased number of GB per platter. Our inability to achieve cost reductions could adversely affect our operating results.
If we fail to maintain effective relationships with our major component suppliers, our supply of critical components may be at risk and our profitability could suffer.
     We make most of our own heads and media for some of our product families, however we do not manufacture many of the component parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

Dependence on a limited number of qualified suppliers of components and manufacturing equipment could lead to delays, lost revenue or increased costs.
     Certain components are available from a limited number of suppliers, and we are sole sourced with some of these suppliers on certain products. Because we depend on a limited number of suppliers for certain hard drive components and manufacturing equipment, each of the following could significantly harm our operating results:
•	an increase in the cost of such components or equipment;

•	an extended shortage of required components or equipment;

•	consolidation of key suppliers, such as the acquisition of Brilliant Manufacturing Limited by Nidec Corporation, the acquisition of Agere Systems Inc. by LSI Logic Corporation, the acquisition of Alps Electric Co. Ltd.’s magnetic device division’s assets and related intellectual property by TDK Corp, and the acquisition of Magnecomp Precision Technology Public Company Limited by TDK Corp;

•	failure of a key supplier’s business process; or

•	the failure of key suppliers to remain in business, to remain independent merchant suppliers, to adjust to market conditions, or to meet our quality, yield or production requirements.
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
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions or when our component needs change. In addition, we have entered into contractual commitments with component suppliers and may enter into contractual commitments with other component suppliers, in an effort to increase and stabilize the supply of those components, and enable us to purchase such components at favorable prices. Some of these commitments require or may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however these commitments may not result in a satisfactory increase or stabilization of the supply of such components.
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
If we fail to successfully continue to integrate our media business into our operations in the expected time frame, or at all, it may adversely affect our future results.
     The acquisition of our media business has resulted in certain benefits, including certain cost, operational and other efficiencies and synergies. The continued success of this acquisition will depend on our ability to continue to realize the anticipated benefits from vertically integrating our media business into our operations and our media technology with our head technology. We may fail to continue to realize the anticipated benefits of our media business on a timely basis, or at all, for a variety of reasons, including the following:
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
     If we are not able to successfully continue to integrate our media business and technology into our operations, the anticipated benefits and efficiencies of the acquisition may not continue, and our ability to compete, our profit margins and our results of operations may be adversely affected.
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
     In addition, we may incur additional risks, including:
•	insufficient third party sources to satisfy our needs if we are unable to manufacture a sufficient supply of heads or media;

•	third party head or media suppliers may not continue to do business with us or may not do business with us on the same terms and conditions we have previously enjoyed;

•	claims that our manufacturing of heads or media may infringe certain intellectual property rights of other companies; and

•	difficulties locating in a timely manner suitable manufacturing equipment for our head or media manufacturing processes and replacement parts for such equipment.
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
     To achieve consistent success with our customers, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. Our operating results will be adversely affected if we fail to:
•	maintain overall quality of products on new and established programs;

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies;

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs;

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products;

•	obtain customer qualification of these products on a timely basis by meeting all of our customers’ needs for performance, quality and features;

•	maintain an adequate supply of components required to manufacture our products; or

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands.
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
     We rely on suppliers for various component parts that we integrate into our hard drives but do not manufacture ourselves, such as semiconductors, motors, flex circuits and suspensions. Some of these components must be specifically designed to be compatible for use in our products, and are only available from a limited number of suppliers with whom we are sole sourced for certain products. We are therefore dependent on the suppliers of these various components to be able and willing to dedicate adequate engineering resources to develop technology that can be successfully integrated with our products, and to manufacture these components efficiently. The failure of component suppliers to effectively and efficiently develop and manufacture technology that can be integrated into our products may cause us to experience inability or delay in our manufacturing and shipment of hard drive products, or our expansion into new technology and markets, therefore adversely affecting our business and financial results.
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
Some of our competitors with diversified business units outside the hard drive industry periodically sell hard drives at prices that we cannot profitably match.
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
Expansion into new hard drive markets may cause our capital expenditures to increase and if we do not successfully expand into new markets, our business may suffer.
     To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch hard drives for the desktop, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard drives for the mobile, CE and external storage markets. However, demand for hard drives may shift to products in form factors or with interfaces that our competitors offer but which we do not. Expansion into other hard drive markets and resulting increases in manufacturing capacity requirements may require us to make substantial additional capital investments due in part because our operations are largely vertically integrated. If we fail to successfully expand into new hard drive markets with products that we do not currently offer, we may lose business to our competitors who offer these products.

If we fail to successfully manage our new product development or new market expansion, or if we fail to anticipate the issues associated with such development or expansion, our business may suffer.
     While we continue to develop new products and look to expand into other hard drive markets, the success of our new product introductions is dependent on a number of factors, including our ability to anticipate and manage a variety of issues associated with these new products and new markets, such as:
•	difficulties faced in manufacturing ramp;

•	market acceptance;

•	effective management of inventory levels in line with anticipated product demand;

•	quality problems or other defects in the early stages of new product introduction that were not anticipated in the design of those products; and

•	higher return rates of external storage products due to more lenient return policies in the retail market.
     Further, we need to identify how any of the hard drive markets into which we are expanding may have different characteristics from the markets in which we currently exist and properly address these differences. These characteristics may include:
•	demand volume growth rates;

•	demand seasonality;

•	product generations development rates;

•	customer concentrations; and

•	cost and performance requirements
Our business may suffer if we fail to successfully anticipate and manage these issues associated with our product development and market expansion. If we do not properly manage the technology transitions of our products, our operating results may be negatively affected.
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

If we do not predict the size and demands of the market for 2.5-inch hard drives, our business may suffer.
     To continue to increase the sale of our 2.5-inch hard drives in the mobile market, we must predict and successfully adapt to the differences between the desktop and mobile markets, such as different requirements, features and competitors. If we do not predict the size and demands of the markets for 2.5-inch hard drives, including the mobile market, our business may suffer. For example, if a market that traditionally has used 3.5-inch hard drives, such as the desktop PC market, shifts its volume demand to 2.5-inch hard drives at a faster rate than we anticipate, our ability to meet the demands of such market, as well as the mobile market, may be impaired, which may cause our business to suffer.
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
     During the quarter ended December 28, 2007, a large percentage of our revenue came from sales to our top 10 customers, which accounted for 47% of our revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.
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
Manufacturing and marketing our products abroad subjects us to numerous risks.
     We are subject to risks associated with our foreign manufacturing operations and foreign marketing efforts, including:
•	obtaining requisite U.S. and foreign governmental permits and approvals;

•	currency exchange rate fluctuations or restrictions;

•	political instability and civil unrest;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor problems;

•	trade restrictions or higher tariffs;

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.
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
We are vulnerable to system failures, which could harm our business.
     We are heavily dependant on our technology infrastructure, among other functions, to operate our factories, sell our products, fulfill orders, manage inventory and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as employees. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our business, which could harm our reputation and financial condition.
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
     We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate. For example, in January 2008, the New Jersey State Legislature adopted the Electronic Waste Management Act which establishes manufacturer responsibility for electronic waste recycling. Likewise, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products, such as Asia. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.
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
     Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as ODMs, that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our OEM and distribution channel sales into emerging economies such as Brazil, Russia, India and China, the customers in these regions may have relatively short operating histories, making it more difficult for us to accurately assess the associated credit risks. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, would increase our operating costs, which may negatively impact our operating results.
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
Our current plans for longer-term financing are subject to the changing conditions of the financial lending markets.
     We funded the acquisition of our media operations in part through borrowings under a $1.25 billion bridge loan facility. We plan to implement a long-term financing arrangement during 2008, but our ability to obtain long-term financing on commercially favorable terms, or at all, is subject to the changing conditions of the financial lending markets which have been negatively impacted by the collapse of the sub-prime lending market. While we have received non-binding commitment letters approximating $750 million, if the lending markets continue to worsen, interests rates for commercial loans may rise or these loans may become unavailable. An increase in commercial loan interest rates would have a negative impact on the terms available to us for longer-term financing, thus increasing the cost of our debt and decreasing our cash flow available for financing working capital.
Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     Our short-term investments consist primarily of AAA rated auction-rate securities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we my incur a loss. For example, during the quarter ended December 28, 2007, the market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions and as a result, we realized $3 million in losses on sales and $5 million of other-than-temporary losses to mark the remaining investments to estimated market value. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge.
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
     Our most recent evaluation resulted in our conclusion that as of June 29, 2007, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides information about repurchases by us of our common stock during the quarter ended December 28, 2007:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share	Program	Program(1)
Sep. 29, 2007 — Oct. 26, 2007	1,340	(2)	$25.32	—	$46,475,324
Oct. 27, 2007 — Nov. 23, 2007	56,941	(2)	$26.49	—	$46,475,324
Nov. 24, 2007 — Dec. 28, 2007	2,502	(2)	$29.71	—	$46,475,324

Total	60,783		$26.59	—	$46,475,324

(1)	As announced on November 21, 2005, our Board of Directors has authorized us to repurchase $250 million of our common stock in open market transactions. The term of the program is a five-year period from November 17, 2005 to November 17, 2010.

(2)	Represents shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
1. The annual meeting of stockholders was held on November 6, 2007. The stockholders elected the following ten directors to hold office until the next annual meeting and until their successors are elected and qualified:

	FOR	AGAINST	ABSTAIN
Peter D. Behrendt	179,225,229	3,549,706	247,728
Kathleen A. Cote	179,433,090	3,358,383	158,037
John F. Coyne	179,439,927	3,356,288	153,295
Henry T. DeNero	179,579,109	3,200,336	170,065
William L. Kimsey	179,363,921	3,413,685	171,903
Michael D. Lambert	180,006,979	2,736,320	206,211
Matthew E. Massengill	179,084,807	3,708,888	155,814
Roger H. Moore	178,567,655	4,092,715	289,139
Thomas E. Pardun	179,224,078	3,554,622	170,809
Arif Shakeel	178,991,149	3,763,865	194,496
2. In addition, the stockholders approved the following matter:

	FOR	AGAINST	ABSTAIN
To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 27, 2008	176,056,731	6,765,833	126,945
Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.11.4	Fourth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 12, 2007†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Date: February 5, 2008	Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.11.4	Fourth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 12, 2007†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.