Form 10-Q
period 2008-03-28
WESTERN DIGITAL CORP
filed 2008-05-06
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on May 1, 2008, 221,396,736 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX
     Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every five years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The quarters ended March 28, 2008 and March 30, 2007 were 13 weeks. Fiscal year 2007 was comprised of 52 weeks and ended on June 29, 2007. Fiscal year 2008 will be comprised of 52 weeks and will end on June 27, 2008. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital, WD, the WD logo, WD Caviar, WD VelociRaptor, WD Scorpio, WD Passport and My Book are registered trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Mar. 28,	Jun. 29,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$917	$700
Short-term investments	32	207
Accounts receivable, net	1,014	697
Inventories	455	259
Advances to suppliers	36	63
Other current assets	175	103

Total current assets	2,629	2,029
Property and equipment, net	1,529	741
Goodwill and other intangible assets, net	187	4
Other non-current assets	198	127

Total assets	$4,543	$2,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,144	$882
Customer advances	28	—
Accrued expenses	226	163
Accrued warranty	85	73
Current portion of long-term debt	11	12

Total current liabilities	1,494	1,130
Long-term debt	503	10
Other liabilities	129	45

Total liabilities	2,126	1,185
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 225 shares	2	2
Additional paid-in capital	821	811
Accumulated comprehensive income (loss)	43	(1)
Retained earnings	1,609	955
Treasury stock — common shares at cost; 2 and 3 shares, respectively	(58)	(51)

Total shareholders’ equity	2,417	1,716

Total liabilities and shareholders’ equity	$4,543	$2,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
	2008	2007	2008	2007
Revenue, net	$2,111	$1,410	$6,081	$4,101
Cost of revenue	1,634	1,188	4,767	3,406

Gross margin	477	222	1,314	695

Operating expenses:
Research and development	123	75	336	227
Selling, general and administrative	56	32	164	132
Acquired in-process research and development	—	—	49	—

Total operating expenses	179	107	549	359

Operating income	298	115	765	336
Other income (expense):
Interest income	6	8	23	23
Interest and other expense	(14)	(1)	(44)	(3)

Other income (expense), net	(8)	7	(21)	20

Income before income taxes	290	122	744	356
Income tax provision	10	1	90	4

Net income	$280	$121	$654	$352

Income per common share:
Basic	$1.26	$0.55	$2.97	$1.60

Diluted	$1.23	$0.53	$2.89	$1.56

Weighted average shares outstanding:
Basic	222	220	220	219

Diluted	227	226	226	226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	NINE MONTHS ENDED
	Mar. 28,	Mar. 30,
	2008	2007
Cash flows from operating activities
Net income	$654	$352
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	300	149
Acquired in-process research and development	49	—
Deferred income taxes	76	3
Stock-based compensation	27	34
Loss on short-term investments	12	—
Changes in:
Accounts receivable	(198)	(229)
Inventories	8	(38)
Accounts payable	181	209
Accrued expenses	19	(6)
Advances to suppliers	54	(10)
Prepaid expenses and other	(13)	—

Net cash provided by operating activities	1,169	464

Cash flows from investing activities
Acquisitions, net of cash acquired	(925)	—
Purchases of property and equipment	(469)	(238)
Purchases of short-term investments	(103)	(24)
Redemption of short-term investments	325	1

Net cash used in investing activities	(1,172)	(261)

Cash flows from financing activities
Issuance of common stock under employee plans	38	17
Repurchase of common stock	(60)	(29)
Repayment of acquired convertible debentures	(250)	—
Proceeds from debt	1,510	—
Repayment of debt	(1,018)	(38)

Net cash provided by (used in) financing activities	220	(50)

Net increase in cash and cash equivalents	217	153
Cash and cash equivalents, beginning of period	700	551

Cash and cash equivalents, end of period	$917	$704

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$10	$8
Cash paid during the period for interest	$26	$3

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$—	$21
Acquired convertible debentures	$248	$—
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
2. Supplemental Financial Statement Data
Inventories

	Mar. 28,	Jun. 29,
	2008	2007
	(in millions)
Inventories:
Raw materials and component parts	$153	$12
Work in process	131	94
Finished goods	171	153

Total inventories	$455	$259

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. The Company uses a statistical warranty tracking model to help prepare its estimates and the Company exercises judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the three and nine months ended March 28, 2008 and March 30, 2007 were as follows (in millions):

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
	2008	2007	2008	2007
Warranty accrual, beginning of period	$102	$88	$90	$89
Charges to operations	29	19	79	55
Utilization	(19)	(14)	(52)	(38)
Changes in estimate related to pre-existing warranties	(3)	(3)	(8)	(16)

Warranty accrual, end of period	$109	$90	$109	$90

     Accrued warranty also includes amounts classified in non-current liabilities of $24 million at March 28, 2008, $17 million at June 29, 2007, and $16 million at March 30, 2007.
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
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
	2008	2007	2008	2007
Net income	$280	$121	$654	$352

Weighted average shares outstanding:
Basic	222	220	220	219
Employee stock options and other	5	6	6	7

Diluted	227	226	226	226

Income per common share:
Basic	$1.26	$0.55	$2.97	$1.60

Diluted	$1.23	$0.53	$2.89	$1.56

Anti-dilutive common share equivalents excluded	2	2	2	2

     For purposes of computing diluted income per share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation of diluted shares outstanding.
4. Debt
     On February 11, 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly owned subsidiary of the Company, entered into a five-year Credit Agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, Citigroup Global Markets Inc., as syndication agent, JP Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers, and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents, and lenders party thereto.
     The Credit Facility provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments.
     The $750 million available under the Credit Facility was borrowed on February 11, 2008 and was used, together with additional cash from the accounts of WDTI, to repay in full the $760 million previously borrowed under a bridge facility that had been used to fund the Acquisition. As of March 28, 2008, the Company paid off the $250 million revolving credit facility.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Borrowings under the Credit Facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margin for revolving loan borrowings under the revolving credit facility ranges from 0.8% to 1.125% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis.
     In addition to paying interest on outstanding principal under the Credit Facility, WDTI is required to pay a facility fee to the lenders under the revolving credit facility in respect of the aggregate revolving commitments thereunder. The facility fee rate ranges from 0.20% to 0.375% per annum and is determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. WDTI is also required to pay letter of credit fees (a) to the revolving credit facility lenders on the aggregate face amount of all outstanding letters of credit equal to an applicable margin in effect with respect to the Eurocurrency Rate borrowings under the revolving credit facility and (b) to the letter of credit issuer computed at a rate equal to 0.125% per annum on the face amount of the letter of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges.
     Beginning on June 30, 2009, WDTI is required under the term loan facility to make regularly scheduled payments of principal in quarterly installments equal to a percentage of the original principal amount of the term loan as follows: 3.75% per quarter for each of the four quarters ended June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010, 5% per quarter for each of the four quarters ended June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, 6.25% per quarter for each of the four quarters ended June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, and 10% per quarter for each of the three quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, with the balance due and payable at maturity on February 11, 2013.
     The Credit Facility requires WDTI to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict WDTI’s and its subsidiaries’ ability to: incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among others, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of March 28, 2008, the Company was in compliance with all covenants.
     The obligations of WDTI under the Credit Facility are guarantied by the Company and WDTI’s wholly-owned subsidiary, WD Media.
5. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three and nine months ended March 28, 2008, the Company charged to expense $5 million and $13 million, respectively, for stock-based compensation related to options issued under stock option and ESPP plans, compared to $5 million and $14 million in the comparative prior-year period. At March 28, 2008, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $38 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.5 years.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value Disclosures
     The fair value of stock options granted during the three and nine months ended March 28, 2008 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three and nine months ended March 28, 2008 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
	2008	2007	2008	2007
Suboptimal exercise factor	1.68	1.63	1.61	1.63
Range of risk-free interest rates	1.57% to 3.02%	4.48% to 4.91%	1.57% to 4.38%	4.48% to 5.00%
Range of expected stock price volatility	0.42 to 0.61	0.40 to 0.77	0.33 to 0.67	0.40 to 0.79

Weighted average expected volatility	0.48	0.59	0.47	0.61
Post-vesting termination rate	5.02%	5.38%	5.26%	5.34%
Dividend yield	—	—	—	—
Fair value	$11.09	$8.07	$9.63	$8.26
     The weighted average expected term of the Company’s stock options for the three and nine months ended March 28, 2008 was 5.28 years and 5.29 years, respectively, compared to 5.47 years and 5.36 years in the comparative prior-year period.
     The fair value of ESPP rights issued is estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 28, 2008.
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 29, 2007	10.8	$12.15
Granted	1.2	23.41
Exercised	(1.1)	9.54
Canceled or expired	(0.6)	31.02

Options outstanding at September 28, 2007	10.3	$12.68	5.9	$131
Granted	0.2	27.84
Exercised	(1.4)	10.82
Canceled or expired	—	—

Options outstanding at December 28, 2007	9.1	$13.29	6.0	$151
Granted	0.6	28.14
Exercised	(0.8)	10.60
Canceled or expired	—	—

Options outstanding at March 28, 2008	8.9	$14.62	6.0	$108

Exercisable at March 28, 2008	4.7	$9.14	4.8	$83

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on March 28, 2008 for those awards that have an exercise price currently below the quoted price. As of March 28, 2008, the Company had options outstanding to purchase an aggregate of 8.1 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $108 million. During the three and nine months ended March 28, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $16 million and $56 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised under the Company’s stock option plans during the three and nine months ended March 30, 2007 was $11 million and $24 million, respectively.
Deferred Stock Compensation
     The Company granted approximately 0.9 million of restricted stock units during the nine months ended March 28, 2008, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of these awards was $23 million. As of March 28, 2008, the aggregate unamortized fair value of all unvested restricted stock and restricted stock unit awards was $47 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.5 years. For the three and nine months ended March 28, 2008, the Company charged to expense approximately $5 million and $14 million, respectively, related to restricted stock and restricted stock unit awards that were vested during the period, compared to $8 million and $20 million in the comparative prior-year period.
6. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, beyond that provided at March 28, 2008, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
     Since the Company’s announcement on July 27, 2006 that it was conducting a company-initiated, voluntary review of its historical stock option grants, several purported derivative actions were filed nominally on behalf of the Company against certain current and former directors and officers of the Company in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Orange. These complaints assert claims for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act, accounting, breach of fiduciary duty and/or aiding and abetting, constructive fraud, waste of corporate assets, unjust enrichment, rescission, breach of contract, violation of the California Corporations Code, abuse of control, gross mismanagement, and constructive trust in connection with the Company’s option granting practices. The complaints seek unspecified monetary damages and other relief against the individual defendants and certain governance reforms affecting the Company. The Company is named solely as a nominal defendant in each action. The parties in the actions executed a Stipulation of Settlement on March 21, 2008. The financial impact of the settlement is not material to the Company. The United States District Court for the Central District of California granted preliminary approval of the settlement on March 31, 2008, and ordered a Final Settlement Hearing to be held on June 9, 2008. If this court grants final approval of the settlement and enters a judgment in the federal action, the parties will move for voluntary dismissal of the action filed in the Superior Court of the State of California for the County of Orange.
     On January 22, 2007, StorMedia Texas LLC filed a complaint against the Company and several other companies, including other disk drive manufacturers, for patent infringement in the Eastern District of Texas alleging infringement of U.S. Patent No. 6,805,891. The Company served an answer to the complaint denying all

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     On October 9, 2007, the United States International Trade Commission (“ITC”) issued a notice of investigation In the Matter of Certain Hard Disk Drives, Components thereof, and Products Containing the Same (Inv. No. 337-TA-616) regarding a complaint filed on September 10, 2007 by Steven F. Reiber and Mary L. Reiber (the “Reibers”). The complaint alleges violations of 19 U.S.C. Section 1337 in the importation into the United States, the sale for importation, and the sale within the United States after importation of certain hard disk drives, components thereof, and products containing the same by reason of infringement of certain claims of U.S. Patent Nos. 6,354,479, 6,651,864, and 6,935,548. The complaint named as respondents the Company and several other companies, including certain other disk drive manufacturers and personal computer vendors. The matter is set for hearing before an Administrative Law Judge beginning July 14, 2008. The Reibers also filed a complaint in the United States District Court for the Eastern District of California (Case No. 2:07-cv-01874) on September 10, 2007 that alleges infringement of unspecified claims of these same patents by the same entities named as respondents in the Reibers’ ITC complaint. The district court complaint further alleges misappropriation of trade secret claims against the Company. The Company intends to defend itself vigorously in these matters. On April 28, 2008 the Reibers dismissed district court action without prejudice. On April 30, 2008 the Reibers moved to withdraw their ITC complaint and terminate the investigation.
7. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 14, 2007, the FASB provided a one year deferral for the adoption of SFAS 157 for non-financial assets and liabilities. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The disclosure of fair values of derivative instruments and their gains and losses in a tabular format, as required by SFAS 161, should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 161 will have on its consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Income Taxes
     The Company’s income tax provision for the three months ended March 28, 2008 was $10 million compared to $1 million for the three months ended March 30, 2007. For the nine-month period ended March 28, 2008, the provision for income tax was $90 million compared to $4 million for the same period during 2007. The nine month provision included the tax related to two discrete events that occurred during the quarter ended September 28, 2007: 1) approximately $54 million in U.S. tax on the up-front royalty payment related to the inter-company license of certain intellectual property rights to a foreign subsidiary; and 2) a net increase to the reserve for uncertain tax positions of $6 million. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2011 to 2022 and the current year generation of income tax credits.
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
     The adoption of FIN 48 at the beginning of fiscal year 2008 did not result in an adjustment for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption was $58 million which had previously been presented as a reduction to deferred tax assets of $47 million and an inclusion in other long term liabilities of $11 million as of June 29, 2007. These unrecognized tax benefits are now presented gross in the Company’s balance sheet. These gross unrecognized tax benefits will affect the future effective tax rate if realized. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, and at March 28, 2008, such amounts were not material.
     In the quarter ended September 28, 2007, the Company recognized a $6 million increase in the liability for unrecognized tax benefits. There was no material change to the liability during the current quarter. As of March 28, 2008, the Company had approximately $78 million of unrecognized tax benefits, which included $14 million of gross unrecognized tax benefits related to Komag.
     The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is subject to examination for fiscal years 2004 through 2007. For state returns, with few exceptions, the Company is subject to tax examinations for 2003 through 2007. In foreign jurisdictions, also with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2000. The tax years 2004 (2003 for some states) through 2006 remain open to examination by the major U.S. taxing jurisdictions to which the Company is subject. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2004 and by the state taxing authorities for periods prior to 2003, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a future period.
     Although timing of the resolution of uncertain tax positions and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.
9. Komag Acquisition
     The Company completed the Acquisition on September 5, 2007 through a cash tender offer by State M Corporation (“State M”), an indirect wholly-owned subsidiary of the Company, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag whereby Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media. Management believes the Acquisition strengthened the Company’s production efficiencies and improved access to and control of technology

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and competitive position in the worldwide hard drive industry, while enhancing the Company’s hard drive manufacturing process by integrating media. WD Media’s results of operations since the date of the Acquisition are included in the condensed consolidated financial statements.
Purchase Price Allocation
     The aggregate purchase price for Komag was $1.0 billion, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments. The application of purchase accounting under SFAS No. 141, “Business Combinations” (“SFAS 141”), requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, deferred tax assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. The values initially assigned to certain acquired assets and liabilities were preliminary, were based on information available as of September 28, 2007, have been adjusted during the nine months ended March 28, 2008, and may be adjusted again as further information becomes available during the allocation period of up to 12 months from the date of the Acquisition.
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
     The Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Komag at their estimated fair values as of the date of the Acquisition, and has allocated the residual value to goodwill.

Sept. 5,
2007
Tangible assets acquired and liabilities assumed:
Cash	$72
Short-term investments	58
Accounts receivable	114
Inventories	204
Other current assets	6
Property and equipment	659
Other non-current assets	129
Accounts payable	(130)
Accrued liabilities	(78)
Debt assumed	(248)
Other liabilities	(15)
Intangible assets	89
In-process research and development	49
Goodwill	93

Total	$1,002

     During the nine months ended March 28, 2008, the Company recorded a $9 million net increase in goodwill from the $84 million recorded in the quarter ended September 28, 2007 to adjust equipment values by $8 million, increase acquisition-related liabilities by $7 million, and increase deferred tax assets related to California research and development credits by $6 million.
Property and Equipment
     The property and equipment acquired was valued at current replacement cost for similar assets. Land and buildings were estimated at fair value on September 5, 2007, the date of the Acquisition. The following table

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
summarizes the estimated fair value of the property and equipment acquired from Komag and their estimated useful lives:

		Estimated
	Estimated Fair	Weighted-Average
	Value	Useful Life
	(in millions)	(in years)
Land leases	$17	36.8
Buildings and improvements	224	17.8
Equipment	418	5.0

Total property and equipment	$659	10.3

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

     Existing technology relates to Komag’s media and substrate products that have reached technological feasibility as well as a combination of Komag’s processes, patents, and trade secrets developed through years of experience in the design and production of its products. Existing technology was valued using the Excess Earnings Method under the Income Approach. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these technologies less charges related to the contribution of other assets to those cash flows. The fair value of the existing technology is being amortized to Cost of Revenue over the weighted average useful life of 9.7 years.
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
In-Process Research and Development
     Komag had an in-process research and development project associated with technology for higher recording densities on advanced perpendicular recording media. The project is expected to incorporate significant changes in the magnetic structure of the media to achieve higher recording density. As these advanced products were not ready for commercial production and had no alternative future use, the development effort did not qualify for capitalization. Accordingly, the Company recorded $49 million as a charge to research and development expense at the time of the Acquisition. Costs to complete the development of this technology were expected to approximate $5 million as of the acquisition date and utilize existing engineering personnel. This technology may be necessary to

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
remain competitive with anticipated industry advances in areal recording densities for thin-film media. The in-process research and development was valued using the Excess Earnings Method under the Income Approach. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these technologies less costs related to the contribution of other assets to those cash flows.
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
Adverse/Favorable Leasehold Interests
     In accordance with the guidance in SFAS 141, the Company analyzed its contractual facility lease to determine the fair value of the leasehold interest. An adverse leasehold position exists when the present value of the contractual rental obligation is greater than the present value of the market rental obligation, and conversely for a favorable leasehold interest. The Company recorded a favorable leasehold interest aggregating $4 million, which has been classified within Other Non-current Assets in the purchase price allocation table in this footnote. The $4 million is being amortized to Cost of Revenue and Operating Expenses over the remaining duration of the lease, which ends December 31, 2014.
Recognition of Liabilities in Connection with Komag Acquisition
     Under EITF 95-3, “Recognition of Liabilities in Connection with a Business Combination”, the Company originally accrued certain exit costs aggregating $33 million, which relate to employee severance and the cash payment for equity related liabilities payable to Komag employees. The following table summarizes the Company’s exit activities in connection with the Acquisition (in millions):

Severance
and
Related
Accrued exit costs, September 5, 2007	$33
Cash payments	(16)

Accrued exit costs, September 28, 2007	17
Cash payments	(2)

Accrued exit costs, December 28, 2007	15
Additional exit costs	7
Cash payments	(12)

Accrued exit costs, March 28, 2008	$10

     As of March 28, 2008, the accrued exit costs of $10 million are expected to be paid out through April 2010.
Stock-Based Compensation
     In connection with the Acquisition, each outstanding option to purchase shares of Komag’s common stock with an exercise price below $32.25 as of the date of the Acquisition was converted into a right to receive $32.25 in cash less the exercise price of the option. In addition, each share of Komag restricted common stock granted on or before September 5, 2007 was converted into $32.25 in cash. These converted option and restricted stock awards are payable in cash according to their original vesting schedules. All shares of restricted stock and options remain subject to their original terms, including the terms and conditions of Komag’s Amended and Restated 2002 Qualified Stock Plan, the applicable restricted stock and option agreement and the Merger Agreement. As of March 28, 2008, the future expense for the converted Komag unvested options and restricted stock awards is $4 million to be paid in cash, which will be expensed based on individual award vesting terms through April 2010.

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
     Due to the date of the Acquisition and differences in reporting periods, the following unaudited pro forma financial information is for the nine months ended March 28, 2008 and the three and nine months ended March 30, 2007. It combines the Company’s financial results for the nine months ended March 28, 2008 with Komag’s financial results from July 2, 2007 through the date of Acquisition and the three and nine months ended March 30, 2007 with Komag’s historical financial results for the three and nine months ended March 30, 2007 (in millions, except per share amounts).

	NINE MONTHS	THREE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED
	Mar. 28, 2008	Mar. 30, 2007	Mar. 30, 2007
Revenue	$6,190	$1,581	$4,472
Net income	$637	$157	$466
Basic net income per share	$2.90	$0.71	$2.13
Diluted net income per share	$2.82	$0.69	$2.06
10. Cash, Cash Equivalents and Short-Term Investments
     The Company’s cash and cash equivalents of $917 million are invested primarily in readily accessible, AAA rated institutional money-market funds, the majority of which are backed by the U.S. government. As of March 28, 2008, short-term investments of $32 million included $30 million of rated auction-rate securities. These securities are expected to be held for up to 12 months, until secondary markets become available. These investments are currently accounted for as available-for-sale securities. The estimated market values of these investments are subject to fluctuation. At the end of each quarter, the Company evaluates any changes in value to determine if they are temporary. Temporary changes are recorded in equity, while changes believed to be other-than-temporary are immediately reflected in operations. During the three months ended March 28, 2008, the Company recognized $3 million in other-than-temporary losses on these securities. During the nine-months ended March 28, 2008, the Company realized $3 million in losses on sales and recognized $9 million in other-than-temporary losses on these securities.
11. Foreign Exchange Contracts
     Although the majority of the Company’s transactions are in U.S. Dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. The contract maturity dates do not exceed 12 months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as both cash flow and fair value hedges. As of March 28, 2008, the Company had unrealized gains of $43 million and as of June 29, 2007, the Company had unrealized losses of $1 million on the hedge transactions that are recorded in accumulated comprehensive income.

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
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	growth in demand for hard drives in the desktop, mobile, enterprise and consumer electronics markets and factors contributing to such growth;

•	our plans to develop new products and to continue our expansion into non-desktop hard drive markets, such as mobile, consumer electronics, retail, and enterprise markets, and into emerging geographic markets;

•	acceptance and emergence of the SATA and SAS interfaces in the enterprise market;

•	increase in demand for higher capacity hard drives;

•	our plans to design and manufacture a majority of the heads and media required for the hard drives we manufacture;

•	expectations regarding our financial results for the fourth quarter and traditional seasonal demand and pricing trends;

•	our share repurchase plans;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2008;

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs; and

•	beliefs concerning our acquisition of Komag, including that the acquisition will continue to result in cost, operational and other efficiencies and synergies.
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

Our Company
     We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks (“media”) to store and allow fast access to data. Hard drives are key components of computers, including desktop and notebook computers (“PCs”), data storage subsystems and many consumer electronics (“CE”) devices.
     We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products by integrating them into external casings, embedding application software and presenting them as WD®-branded external storage appliances for purposes such as personal data backup and portable or expanded storage of digital music, photography, video, and other data.
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 1 terabyte (“TB”), nominal rotation speeds of 5,400, 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD-branded external storage appliances that utilize interfaces such as USB 2.0, external SATA, FireWire™ and Ethernet network connections. In addition, we offer a unique line of hard drives that consume substantially less power than standard drives.
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
     Technology and Product Development
     Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently superior to removable or floppy disks, optical drives and tapes, and they are more cost effective than semiconductor technology.
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
     Magnetic media is the primary storage medium for digital data. Media manufacturers have had significant influence over hard drive technology innovation by increasing storage capacities per square inch of disk surface, referred to as areal density, and improving reliability. The number of disks and each disk’s areal density determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks as the areal density increases, potentially reducing product costs over time through reduced component requirements. In May 2007, we began shipping 2.5-inch hard drives with 125 GB per platter areal density and in June 2007, we began shipping 3.5-inch hard drives with 188 GB per platter areal density. In July 2007, we introduced the WD Caviar® GP 3.5-inch hard drive which has 250 GB per platter areal density and in October 2007, introduced WD Scorpio 2.5-inch drives that employs 160 GB per platter technology. In January 2008, we began shipping a 3.5-inch hard drive platform with 320 GB per platter areal density. In April 2008, we began shipping WD VelociRaptorTM hard drives, 2.5-inch 300 GB drives employing the highest shipping areal density in the industry at 290 gigabits per square inch. By vertically integrating the technical expertise of media design and manufacturing, we now possess the ability to further improve the performance and storage capacity of our disk drives, while lowering our cost of materials.
     Komag Acquisition
     On September 5, 2007, we completed our acquisition of Komag (the “Acquisition”) through a cash tender offer by State M Corporation (“State M”), our indirect wholly-owned subsidiary, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag (the “Merger”) whereby Komag became an indirect wholly-owned subsidiary and changed its name to WD Media, Inc. The Acquisition strengthened our production efficiencies and improved our access to and control of technology and competitive position in the worldwide hard drive industry, while enhancing our hard drive manufacturing process by integrating media. The aggregate purchase price for Komag was approximately $1 billion, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments.
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
Third Quarter Overview
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	Mar. 28,		Mar. 30,		Mar. 28,		Mar. 30,
	2008		2007		2008		2007
Net revenue	$2,111	100.0%	$1,410	100.0%	$6,081	100.0%	$4,101	100.0%
Gross margin	477	22.6	222	15.8	1,314	21.6	695	16.9
Total operating expenses	179	8.5	107	7.6	549	9.0	359	8.8
Operating income	298	14.1	115	8.2	765	12.6	336	8.2
Net income	280	13.3	121	8.6	654	10.8	352	8.6
     Following is a summary of our financial performance for the third quarter of 2008.
•	Consolidated net revenue totaled $2.1 billion, including $89 million from sales of media and substrates.

•	Revenue from sales of hard drives was $2.0 billion, an increase of 43% over the prior-year period.

•	Fifty-four percent of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD branded product sales, as compared to 47% in the prior-year period.

•	Hard drive unit shipments increased by 41% over the prior-year period to 34.5 million.

•	Gross margin increased to 22.6%, compared to 15.8% for the prior-year period.

•	Operating income was $298 million, an increase of 159% over the prior-year period.

•	We generated $431 million in cash flow from operations in the third quarter of 2008, and we finished the quarter with $949 million in cash, cash equivalents and short-term investments.

     We expect revenue and gross margin for the June quarter to be lower than the seasonally stronger March quarter. Additionally, competitive market dynamics that began in March are expected to result in competitive pricing at the high end of historical norms in the June quarter. Operating expenses are anticipated to remain consistent as we continue to invest in new products and technology.
Results of Operations
     In accordance with U.S. generally accepted accounting principles, operating results for Komag prior to the date of the Acquisition (September 5, 2007), including the three and nine months ended March 30, 2007, are not included in our operating results and are therefore not discussed. Accordingly, the three and nine months ended March 28, 2008 revenues and expenses reflect the addition of results from our media operations since the date of the Acquisition while the three and nine months ended March 30, 2007 results do not include operating results for Komag prior to the date of the Acquisition. This will affect our discussion of changes in our revenues and expenses comparing these periods. In connection with the Acquisition, we incurred charges for in-process research and development and transition costs, which impacted our earnings for the nine months ended March 28, 2008.
Net Revenue

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Mar. 28,	Mar. 30,	Percentage	Mar. 28,	Mar. 30,	Percentage
(in millions, except percentages & ASP)	2008	2007	Change	2008	2007	Change
Net revenue	$2,111	$1,410	50%	$6,081	$4,101	48%
Unit shipments of hard drives	34.5	24.5	41%	98.1	71.7	37%
ASP (per unit)*	$59	$58	2%	$59	$57	4%

Revenues by Geography (%)*
Americas	28%	36%		31%	36%
Europe, Middle East and Africa	31	29		32	30
Asia	41	35		37	34

Revenues by Channel (%)*
OEM	50%	47%		50%	48%
Distributors	34	34		33	36
Branded products	16	19		17	16

Revenues by Product (%)*
Desktop computers	46%	53%		46%	58%
Non-desktop sources	54	47		54	42

*	Based on sales of hard drives only
     For the quarter ended March 28, 2008, net revenue was $2.1 billion, an increase of 50% over the quarter ended March 30, 2007. This includes $89 million from sales of media and substrates relating to the acquired media operations. Total hard drive shipments increased to 34.5 million for the third quarter of 2008 as compared to 24.5 million for the third quarter of 2007. For the nine months ended March 28, 2008, net revenue was $6.1 billion, an increase of 48% over the nine months ended March 30, 2007. This includes $249 million from sales of media and substrates relating to the acquired media operations. Total hard drive shipments increased to 98.1 million for the nine months ended March 28, 2008, as compared to 71.7 million for the nine months ended March 30, 2007. These unit and revenue increases resulted from higher overall demand for hard drives with higher capacities and our continuing diversification into non-desktop markets. For example, we shipped 10.2 million 2.5-inch mobile drives in the third quarter of 2008 as compared to 3.7 million units in the third quarter of 2007. We shipped 3.1 million units to the DVR market in the third quarter of 2008 as compared to 2.6 million units in the third quarter of 2007. For the nine month period, we shipped 24.9 million units of 2.5-inch mobile drives compared to 8.5 million the year before, and we shipped 10.9 million units to the DVR market compared to 7.7 million the year before. In addition, revenue from branded products increased to $330 million, or 16% of hard drive revenues for the three months ended March 28, 2008, as compared to $266 million for the prior year’s comparable period, or 19% of hard drive revenues. For the nine months ended March 28, 2008, revenue from branded products increased to $1.0 billion, or 17% of hard drive revenue, as compared to $642 million for the prior-year period, or 16% of hard drive revenues. This increase is attributable to additional branded units shipped as a result of the growing worldwide acceptance of our My Book® and WD Passport® external digital storage appliances. Revenue from all non-desktop PC markets comprised 54% of hard drive revenue for the quarter ended March 28, 2008 as compared to 47% for the year-ago quarter. For the nine months ended March 28, 2008, revenue from all non-desktop markets comprised 54% of hard drive revenue as compared to 42% for the prior-year period.
     Average hard drive selling prices (“ASPs”) for the third quarter of 2008 were approximately $1 higher than the prior-year quarter due to an improved mix of revenues by market category, improved product mix and more favorable demand/supply conditions.
     Changes in revenue by geography and by channel generally reflect normal fluctuations in market demand and competitive dynamics, as well as an increase in mobile drives sold to Asia. For the three and nine months ended March 28, 2008, we had no customers that represented 10%, or more, of our revenue.
Gross Margin

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Mar. 28,	Mar. 30,	Percentage	Mar. 28,	Mar. 30,	Percentage
(in millions, except percentages)	2008	2007	Change	2008	2007	Change
Net revenue	$2,111	$1,410	50%	$6,081	$4,101	48%
Gross margin	477	222	115	1,314	695	89
Gross margin %	22.6%	15.8%		21.6%	16.9%
     For the three months ended March 28, 2008, gross margin as a percentage of sales increased 680 basis points from the prior-year quarter. For the nine-month period, gross margin percentage increased 470 basis points from the prior year. These results reflect an improved mix of revenues by market category, improved product mix and more favorable demand/supply conditions. Our manufacturing throughput and costs also improved through operational efficiencies, higher utilization and a higher mix of products based on newer, more cost-effective technologies and the combination of media operations.
Operating Expenses

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Mar. 28,	Mar. 30,	Percentage	Mar. 28,	Mar. 30,	Percentage
(in millions, except percentages)	2008	2007	Change	2008	2007	Change
R&D expense	$123	$75	64%	$336	$227	48%
SG&A expense	56	32	75	164	132	24
Acquired in-process research and
development	—	—	—	49	—	—

Total operating expenses	179	107	67	549	359	53

     Research and development (“R&D”) expense was $123 million for the three months ended March 28, 2008, an increase of $48 million over the prior-year period. This increase includes $22 million relating to the acquired media operations and $7 million in higher incentive and equity compensation, with the remaining increase primarily due to incremental product development spending to support new programs. For the nine months ended March 28, 2008, R&D expense was $336 million, an increase of $109 million over the prior-year period. This nine month increase includes $51 million relating to the acquired media operations and $28 million in higher incentive and equity compensation, with the remaining increase primarily due to incremental product development spending to support new programs.
     Selling, general and administrative (“SG&A”) expense was $56 million for the three months ended March 28, 2008, an increase of $24 million over the prior-year period. The current-year period includes $2 million in higher incentive and equity compensation, $3 million for the expansion of sales and marketing to support new products related to broadening of our product portfolio and $2 million for the acquired media operations. The prior-year period included a $13 million recovery related to a receivable previously deemed uncollectible. For the nine months ended March 28, 2008, SG&A expense was $164 million, an increase of $32 million over the prior-year period. This increase includes $16 million in higher incentive and equity compensation, $12 million for the expansion of sales and marketing to support new products and $4 million for the acquired media operations. The prior-year period included $5 million related to the independent stock option investigation.
     During the nine months ended March 28, 2008, we recorded a $49 million charge to operating expense related to an in-process research and development project acquired from Komag involving technology for higher recording densities on advanced perpendicular recording media. As these advanced products were not ready for commercial production and had no alternative future use, the fair value of the development effort did not qualify for capitalization and was immediately expensed.
Other Income (Expense)
     Interest income decreased $2 million for the three months ended March 28, 2008 as compared to the prior-year period. This decrease resulted primarily from a decrease in the rates of return on our investments due to a decrease in interest rates compared to the prior year. For the nine months ended March 28, 2008, interest income remained consistent at $23 million as compared to the prior-year period. Interest and other expense for the three and nine months ended March 28, 2008 increased $13 million and $41 million, respectively, from the prior-year periods. This was a result of higher debt balances and realized and unrealized losses on short-term investments of $3 million for the three months ended March 28, 2008 and $12 million for the nine months ended March 28, 2008. (See Liquidity and Capital Resources-Investing Activities.)
Income Tax Provision
     The Company’s income tax provision for the three months ended March 28, 2008 was $10 million compared to $1 million for the three months ended March 30, 2007. For the nine-month period ended March 28, 2008, the provision for income tax was $90 million compared to $4 million for the same period during 2007. The nine-month period tax provision included the tax related to two discrete events: 1) approximately $54 million in U.S. tax on the up-front royalty payment related to the inter-company license of certain intellectual property rights to a foreign subsidiary; and 2) a net increase to the reserve for uncertain tax positions of $6 million. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various times ranging from 2011 to 2022 and the current year generation of income tax credits.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), as of June 30, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the net liability for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $58 million, all of which would affect our effective tax rate if realized. During the quarter ended September 28, 2007, we recognized a $6 million increase in the liability for unrecognized tax benefits. There was no material change to the liability during the quarter ended March 28, 2008. As of March 28, 2008, we had approximately $78 million of unrecognized tax benefits which included $14 million of gross unrecognized tax benefits related to Komag.
Liquidity and Capital Resources
     We ended the third quarter of fiscal 2008 with total cash, cash equivalents and short-term investments of $949 million. The following table summarizes our statements of cash flows for the nine months ended March 28, 2008 and March 30, 2007 (in millions):

	NINE MONTHS ENDED
	Mar. 28,	Mar. 30,
	2008	2007
Net cash flow provided by (used in):
Operating activities	$1,169	$464
Investing activities	(1,172)	(261)
Financing activities	220	(50)

Net increase in cash and cash equivalents	$217	$153

Operating Activities
     Net cash provided by operating activities during the nine months ended March 28, 2008 was $1.2 billion as compared to $464 million during the nine months ended March 30, 2007. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $51 million for the nine months ended March 28, 2008, as compared to net cash used to fund working capital changes of $74 million for the prior-year period.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended March 28, 2008 and March 30, 2007 were as follows:

	THREE MONTHS ENDED
	Mar. 28,	Mar. 30,
	2008	2007
Days sales outstanding	44	46
Days in inventory	25	19
Days payables outstanding	(64)	(65)

Cash conversion cycle	5	—

     For the three months ended March 28, 2008, our days sales outstanding (“DSOs”) decreased by 2 days, days in inventory (“DIOs”) increased 6 days, and days payable outstanding (“DPOs”) decreased by 1 day compared to the prior-year period. The decrease in DSOs is a result of the improved linearity of shipments in the current quarter as compared to the prior year. DSOs are also affected by changes in customer mix. The increase in our DIOs related primarily to our acquisition of Komag. A substantial portion of the raw material inventory purchased in the Acquisition is comprised of precious metals used in the production of recording media.
     From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors’ payment term accommodations from our vendors.
Investing Activities
     Net cash used in investing activities for the nine months ended March 28, 2008 was approximately $1.2 billion as compared to $261 million for the nine months ended March 30, 2007. Investment activities in the nine-month period ended March 28, 2008 included $925 million used in the Acquisition and capital expenditures of $469 million, compared to $238 million for capital expenditures in the prior-year period.
     For fiscal 2008, capital additions are currently expected to be approximately $625 million. Depreciation and amortization expense for fiscal 2008 is expected to approximate $410 million.
     Our cash and cash equivalents of $917 million are invested primarily in readily accessible, AAA rated institutional money-market funds, the majority of which are backed by the U.S. government. As of March 28, 2008, our short-term investments of $32 million included $30 million of rated auction-rate securities. The carrying value of our investments in auction-rate securities was reduced from $203 million as of June 29, 2007 to $30 million as of March 28, 2008. The reduction resulted from the sale of these investments as well as an additional $9 million loss recognized as other-than-temporary losses on remaining investments. These securities are expected to be held for up to 12 months, until secondary markets become available. These investments are currently accounted for as available-for-sale securities. The estimated market values of these investments are subject to fluctuation. At the end of each quarter, we evaluate any changes in value to determine if they are temporary. Temporary changes are recorded in equity, while changes believed to be other-than-temporary are immediately reflected in operations.

During the nine-months ended March 28, 2008, the Company realized $3 million in losses on sales and $9 million in other-than-temporary losses on these securities.
Financing Activities
     Net cash provided by financing activities for the nine months ended March 28, 2008 was $220 million as compared to net cash used in financing of $50 million in the prior year. Net cash provided by financing activities for the nine months ended March 28, 2008 resulted from $760 million in proceeds from a bridge facility that was used to fund the Acquisition, a $250 million repayment of convertible debentures assumed in the Acquisition, $750 million in proceeds from a long-term credit facility that that was used to repay the bridge facility and a $250 million pay down on the revolving credit portion of the new long-term credit facility (See “Capital Commitments” below), as well as $38 million received upon issuance of common stock under employee plans and $60 million used to repurchase our common stock. Net cash used in financing activities for the nine months ended March 30, 2007 consisted of $38 million and $29 million that were utilized for debt repayment and repurchases of our common stock, respectively, offset by $17 million received upon issuance of common stock under employee plans.
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
Capital Commitments
     On February 11, 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly owned subsidiary of the Company, entered into a five-year Credit Agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, Citigroup Global Markets Inc., as syndication agent, JP Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers, and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents, and lenders party thereto.
     The Credit Facility provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline.
     The $750 million available under the Credit Facility was borrowed on February 11, 2008 and was used, together with additional cash from the accounts of WDTI, to repay in full the $760 million outstanding under a bridge facility that had been used to fund the Acquisition. As of March 28, 2008, the Company paid off the $250 million revolving credit facility.
     The Credit Facility requires WDTI to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict WDTI’s and its subsidiaries’ ability to: incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among others, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of March 28, 2008, the Company was in compliance with all covenants.
     The obligations of WDTI under the Credit Facility are guarantied by the Company and WDTI’s wholly-owned subsidiary, WD Media, Inc.
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
     We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. In conjunction with these agreements, we have advanced approximately $45 million, net of repayments, related to future purchase commitments, of which $9 million has been classified as a long-term asset at March 28, 2008.
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
     Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $250 million of our common stock in open market transactions. Since the inception of this stock repurchase program through March 28, 2008, we have repurchased 17 million shares for a total cost of $248 million (including commissions). In April 2008, our Board of Directors authorized a $500 million increase to repurchase our common stock in open market transactions through March 31, 2013. We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     Unrecognized Tax Benefits — On June 30, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As of March 28, 2008, our total liability representing unrecognized tax benefits was $78 million. We cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 8 to the interim condensed consolidated financial statements for information regarding our contingent tax liability reserves.
     Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our current cash, cash equivalents and other sources of cash will be sufficient to meet our working capital needs through the foreseeable future. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
     As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two step process prescribed in FIN 48. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. However, the actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liability for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits.
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
   New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 14, 2007, the FASB provided a one year deferral for the adoption of SFAS 157 for non-financial assets and liabilities. We are currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The disclosure of fair values of derivative instruments and their gains and losses in a tabular format, as required by SFAS 161, should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008. We are currently evaluating the impact the adoption of SFAS 161 will have on our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. Dollars, some transactions are based in various foreign currencies. We purchase short-term, forward exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as both cash flow and fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended June 29, 2007.
     As of March 28, 2008, we had the following purchased foreign currency forward exchange contracts outstanding (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain
Foreign currency forward contracts:
Thai Bhat	$987.8	32.97	$39.6
Malaysian Ringgit	$231.6	3.26	3.0
Euro	$10.9	0.68	—
British Pound Sterling	$1.9	0.50	—

*	Expressed in units of foreign currency per dollar.

     During the nine-month periods ended March 28, 2008 and March 30, 2007, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk
     Borrowings under the Credit Facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margin for revolving loan borrowings under the revolving credit facility ranges from 0.8% to 1.125% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If either the base rate or LIBOR rate increase, our interest payments would also increase. A one percent increase in the variable rate of interest on the Credit Facility would increase interest expense by approximately $5 million annually.
Credit Market Risk
     Our short-term investments consist primarily of rated auction-rate securities. The recent negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction rate securities at par should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions and as a result, we recognized $3 million of other-than-temporary losses during the three months ended March 28, 2008 and realized $3 million in losses on sales and recognized $9 million of other-than-temporary losses during the nine months ended March 28, 2008 to mark the remaining investments to market. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate these investments will affect our ability to execute our current business plan.
Item 4. CONTROLS AND PROCEDURES
     As required by SEC Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that, as content increasingly converts to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives will be found in many CE products other than computers. In addition, we expect that the consumer market for multi-media applications, including audio-video products, incorporating high capacity, and handheld consumer storage will continue to grow. However, because this market remains relatively new, accurate forecasts for future growth remain challenging.
     Moreover, some devices, such as personal video recorders and digital video recorders, or some new PC operating systems which allow greater consumer choice in levels of functionality, therefore allowing for greater market differentiation, may require attributes not currently offered in our products, resulting in a need to develop new interfaces, form factors, technical specifications or hard drive features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in continuing to deploy our hard drive technology and expertise to develop new products for the emerging CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.
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
     The hard drive industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, or if market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.
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
     Historically, the industry has experienced periods of variable areal density growth rates. When the rate of areal density growth increases, the rate of increase may exceed the increase in our customers’ demand for aggregate storage capacity. Furthermore, our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied with lower capacity hard drives at lower prices, thereby decreasing our revenue. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our operating results.
A low cost structure is critical to our operating results and increased costs may adversely affect our operating margin.
     A low cost structure for our products, including critical components, labor and overhead, is critical to the success of our business, and our operating results depend on our ability to maintain competitive cost structures on new and established products. If our competitors are able to achieve a lower cost structure for manufacturing hard drives, and we are unable to match their cost structure, we could be at a competitive disadvantage to those competitors.
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
     The industry is developing and now implementing new recording technologies that enable greater recording densities than currently available using magnetoresistive head technology, including perpendicular and tunneling junction technology, each of which represent a significant change in fundamental recording technology. This shift in technology is difficult to implement and historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive.
     There are some technologies, such as current-perpendicular-to-plane (“CPP”) and heat assisted magnetic recording (“HAMR”), discrete track recording (“DTR”) and other similar potentially break through technology, that will represent revolutionary recording technologies if they can be implemented by a competitor on a commercially viable basis ahead of the industry, which could put us at a competitive disadvantage.
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
     We make most of our own heads and media for some of our product families; however, we do not manufacture many of the component parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts that are “best in class” from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. In August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.
Violation of labor or environmental laws and practices by our suppliers or sub-suppliers could harm our business.
     We expect our suppliers to operate in compliance with applicable laws and regulations, including labor and environmental laws, and to otherwise meet our required supplier standards of conduct. While our internal operating guidelines promote ethical business practices, we do not control our suppliers or sub-suppliers or their labor or environmental practices. The violation of labor, environmental or other laws by any of our suppliers or sub-suppliers, or divergence of a supplier’s or sub-supplier’s labor or environmental practices from those generally accepted as ethical in the U.S., could harm our business by:
•	interrupting or otherwise disrupting the shipment of our product components;

•	damaging our reputation;

•	forcing us to find alternate component sources;

•	reducing demand for our products (for example, through a consumer boycott); or

•	exposing us to potential liability for our supplier’s or sub-supplier’s wrongdoings.
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
     Certain components are available from a limited number of suppliers, and we are sole sourced with some of these suppliers on certain products. Because we depend on a limited number of suppliers for certain hard drive components and manufacturing equipment, each of the following could significantly harm our operating results:
•	an increase in the cost of such components or equipment;

•	an extended shortage of required components or equipment;

•	consolidation of key suppliers, such as the acquisition of Brilliant Manufacturing Limited by Nidec Corporation, the acquisition of Agere Systems Inc. by LSI Corporation, the acquisition of Infineon Technologies’ hard drive semiconductor business by LSI Corporation, the acquisition of Alps Electric Co. Ltd.’s magnetic device division’s assets and related intellectual property by TDK Corp, and the acquisition of Magnecomp Precision Technology Public Company Limited by TDK Corp;

•	failure of a key supplier’s business process; or

•	failure of key suppliers to remain in business, to remain independent merchant suppliers, to adjust to market conditions, or to meet our quality, yield or production requirements.

If components and equipment that we use are available from only a limited number of suppliers or are in short supply, it may negatively impact our production and cause us to lose revenue.
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
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions or when our component needs change. In addition, we have entered into contractual commitments with component suppliers and may enter into contractual commitments with other component suppliers, in an effort to increase and stabilize the supply of those components, and enable us to purchase such components at favorable prices. Some of these commitments require or may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components.
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
     If we are not able to successfully continue to integrate our media business and technology into our operations, the anticipated benefits and efficiencies of the acquisition may not continue, and our ability to compete, our profit margins and our operating results may be adversely affected.
There are certain additional capital expenditure costs and asset utilization risks to our business associated with our strategy to vertically integrate our operations.
     Our vertical integration of head and media manufacturing resulted in a fundamental change in our operating structure, as we now manufacture heads and media for use in many of the hard drives we manufacture. Consequently, we make more capital investments than we would if we were not vertically integrated and carry a higher percentage of fixed costs than assumed in our prior financial business model. If the overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head or media manufacturing assets may face under-utilization that may impact our operating results. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs and the need for assured supply of components that we do not manufacture ourselves.
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
     To achieve consistent success with our customers, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. Our operating results will be adversely affected if we fail to:

•	maintain overall quality of products in new and established programs;

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies;

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs;

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products;

•	obtain customer qualification of these products on a timely basis by meeting all of our customers’ needs for performance, quality and features;

•	maintain an adequate supply of components required to manufacture our products; or

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands.
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
     Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and operating results.
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
     Some of our competitors earn a significant portion of their revenue from business units outside the hard drive industry. Because they do not depend solely on sales of hard drives to achieve profitability, they periodically sell hard drives at lower prices and operate their hard drive business unit at a loss while still remaining profitable overall. In addition, if these competitors can increase sales of non-hard drive products to the same customers, they may benefit from selling their hard drives at low prices. Our operating results may be adversely affected if we can not successfully compete with the pricing by these companies.
Expansion into new hard drive markets may cause our capital expenditures to increase and if we do not successfully expand into new markets, our business may suffer.
     To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch hard drives for the desktop, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard drives for the mobile, CE and external storage markets. However, demand for hard drives may shift to products in form factors or with interfaces that our competitors offer but which we do not. Expansion into other hard drive markets and resulting increases in manufacturing capacity requirements may require us to make substantial additional investments due in part because our operations are largely vertically integrated. If we fail to successfully expand into new hard drive markets with products that we do not currently offer, we may lose business to our competitors who offer these products.
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
     While we continue to develop new products and look to expand into other hard drive markets, the success of our new product introductions is dependent on a number of factors, including our ability to anticipate and manage a variety of issues associated with these new products and new markets, such as:
•	difficulties faced in manufacturing ramp;

•	market acceptance;

•	effective management of inventory levels in line with anticipated product demand; and

•	quality problems or other defects in the early stages of new product introduction that were not anticipated in the design of those products.
     Further, we need to identify how any of the hard drive markets into which we are expanding may have different characteristics from the markets in which we currently exist and properly address these differences. These characteristics may include:

•	demand volume growth rates;

•	demand seasonality;

•	product generation development rates;

•	customer concentrations;

•	warranty expectations and product return policies; and

•	cost, performance and compatibility requirements
Our business may suffer if we fail to successfully anticipate and manage these issues associated with our product development and market expansion. For example, our branded products are designed to attach to and interoperate with a wide variety of PC and CE devices and therefore their functionality is reliant on the manufacturer of such devices, or the associated operating systems, enabling the manufacturer’s devices to operate with our branded products. If our branded products are not compatible with a wide variety of devices, or if device manufacturers design their devices so that our branded products cannot operate with them, and we cannot quickly and efficiently adapt our branded products to address these compatibility issues, our business could suffer.
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

     We sell our branded products directly to a select group of major retailers, for example, computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at a small number of major retailers that have strong buying power and pricing leverage. If we fail to successfully maintain a customer preference for Western Digital brand products or fail to successfully expand into multiple channels, our operating results may be adversely affected. We face strong competition in maintaining and trying to grow our market share in the retail market, particularly because of the relatively low barriers to entry in this market. We will continue to introduce new products in the retail market that incorporate our disk drives, however, there can be no assurance that these products will gain market acceptance, and if they do not, our operating results could suffer.
Loss of market share with or by a key customer could harm our operating results.
     During the quarter ended March 28, 2008, a large percentage of our revenue came from sales to our top 10 customers, which accounted for 48% of our revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.
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
Manufacturing and marketing our products abroad subjects us to numerous risks.
     We are subject to risks associated with our foreign manufacturing operations and foreign marketing efforts, including:
•	obtaining requisite U.S. and foreign governmental permits and approvals;

•	currency exchange rate fluctuations or restrictions;

•	political instability and civil unrest;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor problems;

•	trade restrictions or higher tariffs;

•	copyright levies or similar fees imposed in European and other countries:

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.
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
     The hard drive industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results.
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
     We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and operating results.
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
Negative conditions in the credit markets could result in a decrease in sales and lower revenue in the distribution channel.
     Many of our customers in the distribution channel rely on credit financing in order to purchase our products. If the recent negative conditions in the global credit markets prevent our customers’ access to credit, product orders in the distribution channel may decrease which could result in lower revenue.
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
     Our short-term investments consist primarily of AAA rated auction-rate securities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. For example, during the quarter ended March 28, 2008, the market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions and as a result, we realized $3 million of other-than-temporary losses to mark the remaining investments to estimated market value. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides information about repurchases by us of our common stock during the quarter ended March 28, 2008:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share (1)	Program	Program(2)
Dec. 29, 2007 — Jan. 25, 2008	—		—	—	$46,475,324
Jan. 26, 2008 — Feb. 22, 2008	7,339	(3)	$26.96	—	$46,475,324

Feb. 23, 2008 — Mar. 28, 2008	1,501,182	(3)	$29.59	1,485,619	$2,524,070

Total	1,508,521		$29.58	1,485,619	$2,524,070

(1)	Average price paid per share excludes commission.

(2)	As announced on November 21, 2005, our Board of Directors authorized us to repurchase $250 million of our common stock in open market transactions under a program during the five-year period from November 17, 2005 to November 17, 2010. On April 3, 2008, we announced the authorization of the repurchase of an additional $500 million of our common stock under the program and an extension of the program period until March 31, 2013.

(3)	Includes shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.9	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.11.5	Fifth Amendment to Western Digital Corporation 401(k) Plan, effective as of January 1, 2008†*

10.33.1	Notice of Termination of Bridge Credit Facility, dated February 7, 2008, given by Western Digital Technologies, Inc. to Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 12, 2008)

10.34	Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 12, 2008)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Date: May 6, 2008	Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.9	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.11.5	Fifth Amendment to Western Digital Corporation 401(k) Plan, effective as of January 1, 2008†*

10.33.1	Notice of Termination of Bridge Credit Facility, dated February 7, 2008, given by Western Digital Technologies, Inc. to Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 12, 2008)

10.34	Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on February 12, 2008)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.