Form 10-K
period 2008-06-27
WESTERN DIGITAL CORP
filed 2008-08-20
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.6 billion, based on the closing sale price as reported on the New York Stock Exchange.

As of the close of business on August 13, 2008, 221,485,710 million shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2008 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 27, 2008

Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every five years, we report a 53-week fiscal year to align our fiscal quarters with calendar quarters by adding a week to our fourth fiscal quarter. The 2008, 2007 and 2006 fiscal years, which ended on June 27, 2008, June 29, 2007 and June 30, 2006, respectively, consisted of 52 weeks each. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us”, “our” and “WD” refer to Western Digital Corporation and its subsidiaries.

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

Western Digital, WD, the WD logo, WD Caviar, WD Raptor, WD VelociRaptor, WD Scorpio, WD Elements, My Passport, My Book, My DVR Expander and GreenPower are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	growth in demand for hard drives in the desktop, mobile, enterprise and consumer electronics markets and factors contributing to such growth;

•	our plans to develop new products and to continue our expansion into non-desktop markets, such as mobile, consumer electronics, retail, and enterprise markets, and into emerging geographic markets;

•	acceptance and emergence of the SATA and SAS interfaces in the enterprise market;

•	increase in demand for higher capacity hard drives;

•	our plans to design and manufacture a substantial portion of the heads and media required for the hard drives we manufacture;

•	our beliefs regarding the adequacy of our facilities and fabrication capacity and our expansion plans for our head wafer fabrication facilities in Fremont, California;

•	our share repurchase plans;

•	our long-term product component purchase commitments;

•	our future effective tax rates;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2009; and

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report on Form 10-K, and any of those made in our other reports filed with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

General

We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks (“media”) to store and allow fast access to data. Hard drives are key components of computers, including desktop and notebook computers (“PCs”), data storage subsystems and many consumer electronic (“CE”) devices.

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products and integrate them into external casings, embedding application software and presenting them as WD®-branded external storage appliances for purposes such as personal data backup and portable or expanded storage of digital music, photographs, video and other data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 1 terabyte (“TB”), nominal rotation speeds of 5,400, 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD®-branded external storage appliances that utilize interfaces such as USB 2.0, external SATA, FireWiretm and Ethernet network connections. In addition, we recently announced a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our Green Powertm technology.

We manufacture hard drives and head stack assemblies (“HSAs”) in Malaysia and Thailand. We also design and manufacture most of our required magnetic heads in California and head gimbal assemblies (“HGAs”) in Thailand and we design in California and manufacture in Malaysia most of our required media and substrates. For geographical financial data, see Part II, Item 8, Note 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

On September 5, 2007, we completed our acquisition (the “Acquisition”) of Komag, Incorporated (“Komag”) through a cash tender offer by State M Corporation (“State M”), our indirect wholly-owned subsidiary, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag (the “Merger”) whereby Komag became an indirect wholly-owned subsidiary and changed its name to WD Media, Inc. The Acquisition has strengthened our production efficiencies and improved our access to and control of technology and competitive position in the worldwide hard drive industry, while enhancing our hard drive manufacturing process by integrating media. The aggregate purchase price for Komag was approximately $1 billion, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments.

Business Strategy

Our business strategy is to provide a broad selection of reliable, high quality hard drives at a low total cost of ownership and with high efficiency and speed. We believe this strategy helps accomplish the following:

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

Industry

We design, develop and manufacture hard drives for the desktop and mobile PC, enterprise, CE and branded product retail markets. We believe that growth in the sales of hard drives has continued to outpace the growth in the sales of all PCs as there were approximately 88% more hard drives sold in the market than PCs in calendar 2007, based on industry data. We believe the following factors continue to drive this accelerating growth of hard drive sales in addition to PC applications:

•	consumer use of hard drives for the playing, retention, and creation of digital content for personal use in the rapidly growing CE market;

•	growth of the external hard drive or branded products market, permitting the easy storage, portability and backup of digital data such as music, photographs, or video;

•	increased use of multiple hard drives in PCs for data backup and expanded storage capacity; and

•	increased use of multiple cost-optimized high performance hard drives in data-intensive applications such as Internet search engines and in hard drive intensive hosts for handheld computing devices.

Additionally, we believe that the demand for 2.5-inch hard drives has grown from approximately 16% of the overall hard drive market in calendar 2003 to 34% of the overall hard drive market in calendar 2007, driven principally by the fast-growing market for notebook computers.

These factors and our product expansion strategy have gradually increased our percentage of revenue derived from non-desktop sources. In 2008, 56% of our revenue was from non-desktop sources compared to 43% in 2007.

For an additional discussion of risks relating to the hard drive industry, please see Item 1A of this Annual Report on Form 10-K.

Desktop PC Market

The desktop PC market consists of the overall hard drive market for desktop computers. Individuals use desktop computers in homes, businesses and multi-user networks. Desktop computers use software applications for word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and for other needs. Hard drives store desktop computer operating system and application software, as well as the data used by the applications.

We believe that the demand for hard drives in the desktop PC market has grown in part due to:

•	the overall growth of desktop computer sales;

•	the increasing needs of businesses and individuals for increased storage capacity on their desktop computers;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto desktop computer hard drives.

We believe several other factors affect the rate of desktop computer unit growth, including maturing desktop PC markets in North America and Western Europe, an increase in first-time buyers of desktop computers in Asia, Eastern Europe and Latin America, and the lengthening of desktop computer replacement cycles.

Mobile PC Market

The mobile PC market consists primarily of notebook computers. Individuals use notebook computers both in and away from homes and businesses. Like desktop computers, notebook computers use software applications for various needs and hard drives store notebook operating system and application software, and the data used by the applications.

We believe that the demand for hard drives in the mobile PC market has grown in part due to:

•	the overall growth of notebook sales, including increased transition from desktop computers to notebook computers;

•	the increased mobility of the workforce;

•	the increasing needs of businesses and individuals for increased storage capacity on their notebook computers;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto notebook hard drives.

We expect the mobile PC market to continue to grow faster than the desktop or enterprise markets in the next three years. As the mobile PC market continues to evolve to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, availability, reliability, execution, flexibility, and the competitive cost structures of their hard drive suppliers. These are the same attributes that have been emphasized for many years by customers in the high-volume desktop PC market.

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

We believe that enterprise uses of SATA hard drives will continue to increase. During the past few years, a new disk-based back-up application has emerged with high-capacity SATA hard drives augmenting SCSI hard drives, tape and optical media. This new application, popularly referred to as “near-line” storage, has created a growth market because hard drives back up or access data more quickly than tape or optical solutions, and quickly retrieve critical back-up or near-line data. The availability of SATA hard drive solutions, which are more cost effective than SCSI hard drives, promotes the increasing use of high-capacity hard drives in near-line storage applications. The low price per capacity of SATA drives has stimulated new applications such as video surveillance, video editing/broadcasting and medical imaging. These applications represent segments of a growing market for high capacity storage in non-computing imaging and multimedia professions.

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

SAS is the next generation SCSI technology and is expected to replace SCSI drives over the next few years. SATA technology is compatible with SAS technology, enabling customers the flexibility of incorporating SATA hard drives in SAS storage systems. We believe the market transition from SCSI to SAS will add to the growth of the enterprise-class SATA market, which currently is estimated to be approximately 40% of the enterprise hard drive market.

High-performance applications such as blade servers are increasingly using 2.5-inch form factor hard drives, supplanting traditional 3.5-inch drives. Smaller form factors enable more drives per physical space for increased performance, higher capacity per square foot and lower power consumption. This trend demonstrates the fragmentation of the enterprise hard drive market and the need for application-specific enterprise-class hard drives.

Consumer Electronics Market

The use of hard drives in CE products has been a major growth area in recent years. Currently, the three largest segments of this market are:

•	video content in applications such as DVRs;

•	audio and video content in applications such as consumer handheld devices, including MP3 players; and

•	hard drives in game consoles.

Since 1999, DVRs have been available for use in home entertainment systems and they offer enhanced capabilities such as pausing live television, simplifying the process of recording and cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. Additionally, digital video disk (“DVD”) recorders increasingly incorporate hard drives to allow for DVR functionality and faster recording of content onto removable DVDs. The market for these products favors larger capacity hard drives and continues to grow in Japan, North America and Europe. Additionally, the rest of Asia Pacific shows strong interest in this market. We believe growth in this market will continue to build demand for higher capacity hard drives.

The proliferation in the CE market of more sophisticated mobile devices including cell phones and MP3 players is driving the delivery of diverse content from hard drive intensive hosts. We believe this is one of the factors influencing increased sales of enterprise-class SATA drives. We also believe that multimedia handheld devices such as video cameras and high-resolution still cameras are enabling consumer production of expansive digital content that requires increasing amounts of small form-factor hard drive storage, as well as high-capacity desktop-class hard drives for editing, manipulation and long-term storage of such content.

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

External Hard Drive Market

Most new PC systems include high-speed external interfaces, such as USB 2.0, external SATA, FireWiretm or Ethernet network connections, that permit users to supplement the storage space of their PC systems or home and small office networks with the use of external hard drives. Users store additional programs or multimedia content, and back up internal hard drives with external hard drives, as well as mobile external hard drives for mobility convenience. Although external hard drives are a small part of the overall hard drive market, we believe that sales of external hard drives will continue to grow. External storage can often be the easiest, quickest or only way of adding additional storage capacity to either a desktop or notebook computer. We believe there is an increasing consumer awareness of the need and value of securely storing personal digital content through backup applications and devices. In addition, there is opportunity for external storage as a way of expanding storage capacity in CE devices such as DVRs.

Other Market Opportunities

We regularly review opportunities to apply our knowledge of data storage technology to markets that we do not currently serve. Based on significant investments we made over the last five years, we believe we have the technology building blocks to increase our overall market penetration and be a full-line hard drive supplier. Consistent with our measured and deliberate approach to new market entries in the recent past, our approach to additional new markets will be based on a careful assessment of the risks, rewards, requirements and profit potential of such actions.

Products

We offer a broad line of hard drives designed for various markets. We market our hard drives under brand names including WD Caviar, WD Raptor, WD VelociRaptor, WD Scorpio, WD Elements, My Passport, My Book, My DVR Expander and GreenPower. These hard drives service the desktop, mobile, enterprise, CE and branded products markets, and can be found in products including desktop computers, notebook computers, enterprise storage, workstations, video surveillance equipment, networking products, DVRs, STBs and external storage appliances.

Desktop Hard Drive Products

The hard drives we design for the desktop PC market currently consist of 3.5-inch form factor products with capacities ranging from 40 GB to 1 TB. These products utilize either the EIDE or SATA interfaces, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in our hard drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second, which is the maximum specified data transition that can be sustained under ideal conditions. The SATA interface available in the majority of our hard drives enable burst transfer rates of up to 300 megabytes per second.

Mobile Hard Drive Products

Our hard drives used in mobile products typically include 2.5-inch form factor drives for notebook computers. Although the desktop PC market still accounts for a majority of hard drive sales, unit shipments of hard drives for notebook computers represent a growing share of the total. We entered the 2.5-inch mobile market in September 2004. We are now shipping our fifth generation of the WD Scorpio® product family, offering up to 320 GB of capacity. Our product expansion, including a recently announced high-performance hard drive spinning at 7,200 RPM, has enabled us to provide customers with a full-line of 2.5-inch mobile drives and helped us enhance our market position in this fast-growing market.

Enterprise Hard Drive Products

We offer multiple product lines to address enterprise market needs, including:

•	the WD VelociRaptortm, which is a 300 GB 10,000 RPM 2.5-inch enterprise-class drive with the SATA interface for enterprise applications requiring high performance and high reliability;

•	the WD® RE family of drives, with capacities ranging from 160 GB to 1 TB. The WD® RE family serves the SATA market and has enhanced reliability features and ratings when contrasted to our desktop products; and

•	low-power versions of the WD® RE family of drives featuring WD’s GreenPowertm technology, which reduces power consumption as much as 40 percent compared with standard hard drives. Lower power consumption reduces total cost of ownership for our customers by cutting energy costs and lowering operating temperatures, which contributes to longer reliability.

Both WD VelociRaptortm and WD® RE drives may be used in, but are not limited to, applications such as databases, e-commerce and super computing in life science, oil and gas and similar industries, business records management, e-mail, file serving, web serving, near-line storage, medical records, engineering data management, video broadcasting and video security. The WD VelociRaptortm also has been popular for use in the high-end desktop PC market for applications including gaming and advanced CAD/CAM (“computer aided design/computer-aided manufacturing”) systems.

Consumer Electronics Products

We offer a line of hard drives under the WD® AV brand that are designed for use in products such as DVRs, STBs, karaoke systems, multi-function printers, and gaming systems. WD® AV drives deliver the characteristics CE manufacturers seek most, which are quiet operation, low operating temperature, low power consumption specifications, high reliability and optimized streaming capabilities. We also offer low-power WD® AV drive models that feature WD’s GreenPowertm technology. Lower power consumption in our WD® AV drives results in cooler operation, which enhances long-term reliability. Our GreenPowertm technology also quiets drive operation, which is an important attribute for our consumer electronics customers.

Branded Products

We sell a broad line of WD®-branded hard drive-based storage appliances, which are internal drives embedded into PC peripheral-style enclosures that have USB 2.0, external SATA, FireWiretm and Ethernet network connections and include software that assists customers with back up, remote access and management of digital content. We sell these branded storage appliances, as well as related adapters and accessories, through retail store fronts, online stores and distributors. These include:

•	the 3.5-inch hard drive-based My Book® family of storage appliances, which are designed to reside on desktops as PC peripherals, as well as be connected to networks, and simplify storage for mainstream consumers, and offer from 160 GB to 2 TB of capacity;

•	The 3.5-inch My DVR Expandertm series of external SATA(“eSATA”) and USB 2.0 storage appliances, which adds recording time to STBs with DVR capability;

•	the 2.5-inch hard drive-based My Passport® Portable series of USB 2.0 and FireWire storage devices, which, weighing less than one-half of a pound, offer from 120 GB to 320 GB of portable storage capacity; and

•	3.5-inch and 2.5-inch internal hard drives packaged with PC installation kits under the WD brand for retail store sales.

Research and Development

We devote substantial resources to development of new products and improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $464 million (excluding $49 million of in-process research and development acquired in the acquisition of Komag), $306 million and $297 million in 2008, 2007 and 2006, respectively.

For an additional discussion of risks related to our development of new products, see Item 1A of this Annual Report on Form 10-K.

Technology and Product Development

Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently better than removable or floppy disks, optical hard drives and tapes, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

•	“Acoustics” — which is the sound power emitted during hard drive operation, commonly expressed in decibels, and perceived loudness due to sound pressure, commonly expressed in sones.

•	“Data transfer rate” — which is the sustained rate of data transfer to and from the disk, commonly expressed in megabits per second. One megabit equals one million bits.

•	“Seek time” — which is the time needed to position the heads over a selected track on the disk surface, commonly expressed in milliseconds.

•	“Spindle rotation speed” — which is the nominal rotation speed of the disks inside the hard drive, commonly expressed in RPM or latency. Spindle rotation speeds commonly stated as 5,400, 7,200 and 10,000 RPM are sometimes approximations.

•	“Storage capacity” — which is the amount of data that can be stored on the hard drive, commonly expressed in GB or TB. As defined in the hard drive industry, one GB equals one billion bytes and one TB equals one trillion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

•	“Power Consumption” — which is the amount of electricity required to operate the drive, measured in watts.

All of our hard drive products employ similar technology. The main components of the hard drive are a Head-Disk-Assembly (“HDA”) and a Printed Circuit Board Assembly (“PCBA”). The HDA includes heads, media (“disks”), head positioning mechanism (“actuator”) and spindle motor. A rigid base and top cover contain these components in a contamination-controlled environment. The PCBA includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector.

HDA: One or more disks positioned around a motor-driven spindle hub that rotates the disks comprise the disk-pack assembly. The disk is made up of a smooth substrate on which thin layers of magnetic materials are deposited. The HSA is comprised of a magnetic positioner, a pivot-arm module, on which the individual heads are mounted. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk.

PCBA: The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the host computer, while the controller directs the flow of data to or from the disks and controls the heads. The location of data on each disk is logically maintained in concentric tracks divided into sectors. The host computer sends instructions to the controller to read data from or write data to the disks, based on logical track and sector locations. Guided by instructions from the controller, the HSA pivots in an arc, across the disk until it reaches the selected track of a disk, where the data is recorded or retrieved.

Industry standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE and SATA, and the primary interfaces for enterprise systems are SCSI, SATA, SAS and FCAL. As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio®, WD® RE, WD VelociRaptortm and WD® AV hard drive families; and EIDE on WD Caviar®, WD Scorpio® and WD® AV families.

The number of disks and each disk’s areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks and heads as the areal density increases, potentially reducing product costs over time through reduced component requirements. Beginning in June 2007, we began shipping 3.5-inch hard drives with 188 GB per platter areal density and 2.5-inch hard drives with 125 GB per platter areal density. In July 2007, we introduced the WD Caviar® GreenPowertm 3.5-inch hard drive which has 250 GB per platter areal density. In October 2007, we introduced WD Scorpio® 2.5-inch drives that employ 160 GB per platter technology. In January 2008, we began shipping a 3.5-inch hard drive platform with 320 GB per platter areal density and in June 2008, we began shipping our WD Caviar® family of drives at 333 GB per platter areal density. In April 2008, we began shipping WD VelociRaptortm hard drives, 2.5-inch 300 GB drives employing the highest shipping areal density in the industry at 290 gigabits per square inch.

Head technology is one of the key components affecting areal density. Historically, there have been rapid technological changes resulting in several generations of head technology in a relatively short time. However, in recent years the time has lengthened between changes in generations of head technology. The hard drive industry has essentially transitioned from the use of longitudinal magnetic recording (“LMR”) head technology for the head writer function to perpendicular magnetic recording (“PMR”) technology, which allows for significantly higher storage capacities. In addition, the industry has made the transition to tunnel-junction magneto resistive (“TMR”) technology for the head reader function. We have completed the transition to PMR and TMR in our 2.5-inch products and in the majority of our 3.5-inch products.

With the transition to PMR, media plays a much more important role in achieving higher areal density. PMR demands a much tighter interaction and matching between head and media designs. The acquisition of Komag has enabled us to be vertically integrated in the two most important technology components of hard drives (heads and media), and has enabled us to achieve a more optimum design and utilization of these components.

We invest considerable resources in research and development, manufacturing infrastructure and capital equipment of head and media components, in order to secure our competitive position and cost structure.

The WD® product line generally leverages a common platform for various products within product families with different capacities to serve differing market needs. This platform strategy results in commonality of components across different products within product families and, in some cases, across product families, which reduces exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models.

Fiscal 2008 represented the sixth consecutive year of substantial growth in our research and development and capital spending to support our significant broadening of our product and technology portfolios. Over that six-year period, we have grown our investment spending 173% from $170 million in fiscal 2002 to $464 million in fiscal 2008. As a result of this investment activity, we continue to expand our business beyond the desktop PC market into newer markets or markets in which we have not previously participated. Such investments have allowed us to execute against our strategic objective of revenue diversification to address the growth of new applications for hard drives and fast-growing new market opportunities.

We are currently expanding our existing head wafer fabrication facilities in Fremont, California to accommodate our anticipated growth. The expansion will involve a process change to utilize 8-inch wafers from 6-inch wafers and will cost an estimated $280 million in the fiscal 2009 to 2010 timeframe. This will be in addition to our ongoing capital expenditures for hard drive and head assembly, and our anticipated capital expenditures for media development and manufacturing following our planned acquisition of Komag.

For an additional discussion of risks related to technological innovations, see Item 1A of this Annual Report on Form 10-K.

Sales and Distribution

We sell our products globally to OEMs, ODMs, distributors and retailers. OEMs purchase our hard drives, either directly or through a contract manufacturer such as an ODM, and assemble them into the computer or CE systems they build. Distributors typically sell our hard drives to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Retailers typically sell our hard drive products directly to end-users through their storefront or online facilities.

Original Equipment Manufacturers

Sales to OEMs, which include sales through ODMs, accounted for 51%, 48% and 54% of our hard drive revenue in 2008, 2007 and 2006, respectively. During 2008, no single customer accounted for 10%, or more, of our revenue. During 2007 and 2006, sales to Dell, Inc. accounted for 10% and 12%, respectively, of our revenue. We believe that our success depends on our ability to maintain and improve our strong relationships with the leading OEMs.

OEMs evaluate and select their hard drive suppliers based on a number of factors, including quality and reliability, storage capacities, performance characteristics, price, service and support, ease of doing business, and the supplier’s long-term financial stability. They typically seek to qualify two or more providers for each generation of hard drives, and once an OEM has chosen its qualified hard drive vendors for a given product, it generally will purchase hard drives from those vendors for the life of that product. To achieve success with OEM qualifications, a hard drive supplier must consistently offer hard drives featuring leading technology, quality and reliability at acceptable capacity per disk. Suppliers must quickly achieve volume production of each new generation of high quality and reliable hard drives, requiring access to flexible, high-capacity, high-quality manufacturing capabilities.

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

Distributors

We use a broad group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors accounted for approximately 31%, 36% and 39% of our hard drive revenue for 2008, 2007 and 2006, respectively. Distributors generally enter into non-exclusive agreements for specific territories with us for the purchase and redistribution of our products in specific territories. We grant our distributors limited price protection rights.

Retailers

We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. Retailers accounted for approximately 18%, 16% and 7% of our hard drive revenue for 2008, 2007 and 2006, respectively. Our current retail customer base is primarily in the United States, Canada and Europe. The retail channel complements our other sales channels while helping to build brand awareness for WD and our products. Retailers supply end-users with products to upgrade their computers and externally store their data for backup or mobility purposes. We grant our retailers price protection and limited rights to return product on an inventory rotation basis. We also sell our branded products through our web site.

Sales and Marketing

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Japan, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 76%, 68% and 68% of our revenue for 2008, 2007 and 2006, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For an additional discussion regarding the risks related to sales to international customers, see Item 1A of this Annual Report on Form 10-K.

For additional information concerning revenue recognition, sales by geographic region and significant customer information, see Part II, Item 8, Notes 1 and 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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

The hard drive industry is intensely competitive, with hard drive suppliers competing for sales to a limited number of major customers. Hard drives manufactured by different competitors are highly substitutable due to the industry mandate of technical form, fit and function standards. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support and ease of doing business. The relative importance of these factors varies by customer and market. We believe that we are generally competitive in all of these factors.

We believe that there are no substantial barriers for existing competitors to offer competing products. Therefore, we believe that we cannot differentiate WD® hard drive products solely on attributes such as storage capacity, buffer size or time-to-market. Accordingly, we differentiate WD by focusing on operational excellence, high product quality and reliability, and designing and incorporating into our hard drives desirable product performance attributes. Such performance attributes include seek times, data transfer rates, intelligent caching, failure prediction, remote diagnostics, acoustics, error recovery, low operating temperature, low power consumption and optimized streaming capabilities.

In addition, we differentiate WD by emphasizing non-product related attributes, including rapid response to our customers. Rapid response requires accelerated design cycles, customer delivery, production flexibility and timely service and support, which contribute to customer satisfaction. We also rely on the strength of the WD brand name with value-added resellers, retailers and solution providers to whom we sell our hard drive products directly and indirectly. We believe that trust in a manufacturer’s reputation, its execution track record and the establishment of strategic relationships have become important factors in the selection of a hard drive, particularly in a rapidly changing technology environment.

Advances in magnetic, optical or other data storage technologies could result in competitive products with better performance or lower cost per unit of capacity than our products. We monitor the advantages, disadvantages and advances of the full array of storage technologies on an ongoing basis.

High-speed semiconductor memory competes with hard drive products in some applications, such as consumer handheld devices and portable external storage. Semiconductor memory is much faster in some applications than magnetic hard drives, but currently is not competitive in most applications using 3.5-inch and 2.5-inch form factor hard drives from a cost standpoint. Flash memory, a non-volatile semiconductor memory, is currently much more costly and, while it has higher “read” performance attributes than hard drives, it has lower “write” performance attributes. Flash memory could become more competitive in the near future for additional applications requiring less storage capacity than that provided by hard drives. However, we believe that the traditional high-volume computing markets will remain the domain of 3.5-inch and 2.5-inch hard drives based on the hard drive industry’s attributes of reliability, availability and cost.

For an additional discussion of risks related to competition, see Item 1A of this Annual Report on Form 10-K.

Service and Warranty

We generally warrant our newly manufactured hard drives against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product. Our warranty obligation is generally limited to repair or replacement of the hard drive. We have engaged third parties in various countries in multiple regions, including Africa, Asia Pacific, Australia, Europe, India, Latin America, the Middle East and North America to provide various levels of testing, processing and/or recertification of returned hard drives for our customers. In addition, we process, test and recertify returned hard drives at our facility in the United States.

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, execution skills and human resources to continue to be successful and have the ability to grow, as necessary, our manufacturing operations. To be competitive, we must manufacture high quality hard drives with industry leading time-to-volume production at competitive unit costs. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products, and high-quality components that we manufacture ourselves, while insisting that our suppliers provide high-quality components at competitive prices. The critical elements of our hard drive production are high volume, low cost assembly and testing, and establishment and maintenance of key supplier relationships. By establishing close relationships with our strategic component suppliers, we believe we access best-of-class technology and manufacturing quality. In addition, we believe that our sourcing strategy currently enables us to have the business flexibility needed to select the highest quality, low cost of ownership suppliers as product designs and technologies evolve.

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

We use our wafer fabrication facilities in Fremont, California and our slider fabrication facility in Bang Pa-In, Thailand, to design and manufacture a substantial portion of the heads and HGAs we include in the hard drives we manufacture.

We are currently expanding our head wafer fabrication facilities in Fremont, California and expect to complete the expansion in calendar 2009, which will provide us with adequate wafer fabrication capacity for the foreseeable future.

Following our acquisition of Komag, we also have media and substrate design and manufacturing facilities in Malaysia. We use these facilities to design and manufacture most of the media and substrates that we use in our products.

For an additional discussion of risks related to manufacturing, see Item 1A of this Annual Report on Form 10-K.

Materials and Supplies

The following products are the major components currently used in the manufacture of our hard drives:

•	magnetic heads and media;

•	suspensions with related HGAs and HSAs;

•	spindle motors;

•	custom and standard electronics such as system on chips, memory, motor controllers, pre-amps and printed circuit boards;

•	base and top covers; and

•	magnets and related voice coil motors.

We also use several other components in our hard drives such as seals, filters, plastic molded parts, capacitors, resistors, connectors and cables.

We design and manufacture a substantial portion of the heads, media and substrates required for the hard drives we manufacture. We purchase a portion of these components from third party suppliers.

We acquire all of the remaining components for our products from third party suppliers. We generally retain multiple suppliers for each of our component requirements but in some instances use sole sources for business reasons.

We sole-source some components, such as custom integrated circuit devices for certain products from suppliers like Marvell Technology, STMicroelectronics and Texas Instruments. Because of their custom nature, these products require significant design-in periods and long lead times. There has been a trend in integrated circuit design toward increased integration of various separate circuits and we expect this trend to continue in custom integrated circuits for hard drives.

For an additional discussion of risks related to our component supplies, see Item 1A of this Annual Report on Form 10-K.

Backlog

Historically, a substantial portion of our orders have been for shipments of hard drives within 30 to 60 days of the placement of the order. We generally negotiate pricing, order lead times, product support requirements and other terms and conditions before receiving a customer’s first purchase order for a product. Customers’ purchase orders typically may be canceled with relatively short notice to us, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, we make many of our sales to OEMs under just-in-time delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Instead, we receive a periodic forecast of requirements from the customer and invoice the customer upon shipment of the product from the just-in-time warehouse. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue and profit and may not be comparable to earlier periods.

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

Employees

As of June 27, 2008, we employed a total of 50,072 employees worldwide. This represents an increase in headcount of approximately 69% since June 29, 2007 and an increase of approximately 102% since June 30, 2006. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs, which we believe are, in the aggregate, competitive with those offered by our competitors. We and most of our competitors nevertheless have difficulty at times hiring and retaining certain skilled employees. We have engaged consultants and contract personnel to fill these needs until full-time employees could be recruited. We consider our employee relations to be good. For additional discussion of risks related to our skilled employees, see Item 1A of this Annual Report on Form 10-K.

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

Executive Officers of the Registrant

Listed below are all of our executive officers as of June 27, 2008, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

John F. Coyne	58	President and Chief Executive Officer
Timothy M. Leyden	56	Executive Vice President and Chief Financial Officer
Raymond M. Bukaty	51	Senior Vice President, Administration, General Counsel and Secretary
Hossein Moghadam	64	Senior Vice President and Chief Technology Officer

Mr. Coyne, 58, has been a director since October 2006. He joined us in 1983 and has served in various executive capacities. From November 2002 until June 2005, Mr. Coyne served as Senior Vice President, Worldwide Operations, from June 2005 until September 2005, he served as Executive Vice President, Worldwide Operations and from November 2005 until June 2006, he served as Executive Vice President and Chief Operations Officer. Effective June 2006, he was named President and Chief Operating Officer. In January 2007, he became President and Chief Executive Officer. Mr. Coyne is a director of Jacobs Engineering Group Inc.

Mr. Leyden, 56, re-joined us in May 2007 as Executive Vice President, Finance, and was promoted to Executive Vice President and Chief Financial Officer in September 2007. From December 2001 to May 2007, Mr. Leyden served in senior finance capacities at Sage Software Inc. and Sage Software of California, subsidiaries of Sage Group PLC, a U.K. public company that supplies accounting and business management software to small and medium-sized businesses, including as Senior Vice President, Finance and Chief Financial Officer from May 2004 to May 2007, and as Vice President, Finance and Chief Financial Officer from December 2001 to May 2004. Mr. Leyden previously served in various worldwide finance, manufacturing and information technology capacities with us from 1983 to December 2000.

Mr. Bukaty, 51, joined us in 1999 as Vice President, Corporate Law. He was appointed to Vice President, General Counsel and Secretary in March 2002, and to Senior Vice President in January 2004, and assumed his current position as Senior Vice President, Administration, General Counsel and Secretary in October 2004.

Dr. Moghadam, 64, joined us in October 2000 as Vice President, Engineering and site manager of our San Jose facility. He served as Senior Vice President, Research and Development from November 2004 to November 2005 and was appointed Senior Vice President and Chief Technology Officer in November 2005.

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

In addition, although we receive forecasts from our customers, they are not generally obligated to purchase the forecasted amounts. In particular, sales volumes in the distribution and retail channels are volatile and harder to predict than sales to our OEM or ODM customers. We consider these forecasts in determining our component needs and our inventory requirements. If we fail to accurately forecast our customers’ product demands, we may have inadequate or excess inventory of our products or components, which could adversely affect our operating results.

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

Further, we need to identify how any of the hard drive markets into which we are expanding may have different characteristics from the markets in which we currently exist and properly address these differences. These characteristics may include:

•	demand volume growth rates;

•	demand seasonality;

•	product generation development rates;

•	customer concentrations;

•	warranty expectations and product return policies; and

•	cost, performance and compatibility requirements.

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

We sell our branded products directly to a select group of major retailers, for example, computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at a small number of major retailers that have strong buying power and pricing leverage. If we fail to successfully maintain a customer preference for WD®brand products or fail to successfully expand into multiple channels, our operating results may be adversely affected. We face strong competition in maintaining and trying to grow our market share in the retail market, particularly because of the relatively low barriers to entry in this market. For example, several additional hard drive manufacturers have recently disclosed plans to expand into the external storage market and as these companies attempt to gain market share, we may have difficulty in maintaining or growing our market share and there may be increased downward pressure on pricing. We will continue to introduce new products in the retail market that incorporate our disk drives; however, there can be no assurance that these products will gain market acceptance, and if they do not, our operating results could suffer.

Loss of market share with or by a key customer could harm our operating results.

During the year ended June 27, 2008, a large percentage of our revenue came from sales to our top 10 customers, which accounted for 47% of our revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer generally is not obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

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

Some of our competitors earn a significant portion of their revenue from business units outside the hard drive industry. Because they do not depend solely on sales of hard drives to achieve profitability, they periodically sell hard drives at lower prices and operate their hard drive business unit at a loss while still remaining profitable overall. In addition, if these competitors can increase sales of non-hard drive products to the same customers, they may benefit from selling their hard drives at low prices. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

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

Shortages of commodity materials, price volatility, or use by other industries of materials used in the hard drive industry, may increase our cost structure.

There are costs for certain commodity materials, an increase of which increases our costs of manufacturing and transporting hard drives and key components. Shortages of materials such as stainless steel, aluminum, nickel, neodymium, ruthenium or platinum increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. For example, in advance of the 2008 Beijing Summer Olympics, in seeking to minimize pollution, the People’s Republic of China shut down factories within a specified radius of Beijing. These factory shut-downs may cause a future shortage in materials we use in nickel plating of magnetic media, causing prices to increase and adversely affecting our nickel plating costs. Additionally, perpendicular recording technology requires increased usage of precious metals such as ruthenium and platinum, the price of which may continue to be volatile, which could adversely affect our operating margins. Furthermore, if other high volume industries increase their demand for materials such as these, our costs may further increase which could have an adverse effect on our operating margins. The volatility in the cost of oil also affects our transportation costs and may result in lower operating margins if we are unable to pass these increased costs through to our customers.

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

In addition, we may incur additional risks, including:

•	failure to continue to leverage the integration of our media technology with our head technology;

•	insufficient third party sources to satisfy our needs if we are unable to manufacture a sufficient supply of heads or media;

•	third party head or media suppliers may not continue to do business with us or may not do business with us on the same terms and conditions we have previously enjoyed;

•	claims that our manufacturing of heads or media may infringe certain intellectual property rights of other companies; and

•	difficulties locating in a timely manner suitable manufacturing equipment for our head or media manufacturing processes and replacement parts for such equipment.

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

Under our business plan, we are developing and manufacturing a substantial portion of the heads and media used in some of the hard drive products we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head and media technologies developed by other manufacturers. Technology transition for head and media designs is critical to increasing our volume production of heads and media. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads or media for products using future technologies. We also may not effectively transition our head or media design and technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads or media we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs which would negatively impact our business and financial results.

Changes in product life cycles could adversely affect our financial results.

If product life cycles lengthen, we may need to develop new technologies or programs to reduce our costs on any particular product to maintain competitive pricing for that product. If product life cycles shorten, it may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. In addition, shortening of product life cycles also make it more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.

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

Our head manufacturing operations include a single wafer fabrication facility in California and a single head gimbal assembly facility in Thailand, and our media operations include four facilities in Malaysia, which subjects us to substantial risk of damage or loss if operations at any of these facilities are disrupted.

As we have previously discussed in public statements, our business plan presently contemplates that we will design and manufacture a substantial portion of the heads and media required for the hard drives we manufacture. We fabricate wafers in our Fremont, California facility, and the wafers are then sent to our Thailand facility for slider fabrication and wafer slicing and HGA assembly and testing. Additionally, we manufacture the majority of our media and substrates in four facilities in Penang, Johor and Sarawak, Malaysia. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects any of these facilities would significantly affect supply of our heads or media, and limit our ability to manufacture hard drives which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.

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

We ship the majority of our products to our various customers via air freight. The sudden unavailability of air cargo operations used to ship our products would impair our ability to deliver our products in a timely and efficient manner, which could adversely impact our operating results. We also ship a portion of our product via ocean freight, and events or conditions at shipping ports, such as labor difficulties or disputes, could also impact our operating results by impairing our ability to timely and efficiently deliver these products.

We are vulnerable to system failures, which could harm our business.

We are heavily dependent on our technology infrastructure, among other functions, to operate our factories, sell our products, fulfill orders, manage inventory and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as employees. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our business, which could harm our reputation and financial condition.

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

The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard drive, computer, data and content management, storage and communication industries;

•	growth rates that are lower than our previous high growth-rate periods;

•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general; and

•	macroeconomic conditions that affect the market generally.

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

Our long-term investments consist of auction-rate securities totaling $28 million as of June 27, 2008. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction-rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. For example, during the year ended June 27, 2008, the market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions and as a result, we recognized $10 million of other-than-temporary losses to mark the remaining investments to estimated market value. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an additional impairment charge.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that as of June 27, 2008, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Lake Forest, California. The Lake Forest facilities consist of approximately 257,000 square feet of leased space and house our management, research and development, administrative and sales staff. In addition, in Fremont, California, we own facilities consisting of approximately 286,000 square feet, which we use for head wafer fabrication, research and development and warehousing. In San Jose, California, we lease facilities consisting of approximately 401,000 square feet, which we use for research and development. In Longmont, Colorado, we lease one facility consisting of approximately 23,000 square feet, which we use for research and development. In addition, we lease one facility in Irvine, California, which consists of approximately 60,000 square feet, which we use as a hard drive return and refurbishing center. We also lease office space in various other locations throughout the world primarily for research and development and sales and technical support.

We own manufacturing facilities in Kuala Lumpur, Malaysia, of approximately 575,000 square feet, which we use for assembly of hard drives, printed circuit boards and HSAs, and facilities in Penang, Johor and Sarawak, Malaysia, of approximately 1,343,000 square feet, which we use for our media operations. We also own manufacturing facilities in Navanakorn, Thailand, of approximately 226,000 square feet, which we use for assembly of hard drives and HSAs, and facilities in Bang Pa-In, Thailand, of approximately 901,000 square feet, which we use for slider fabrication, the assembly of hard drives, HGAs and HSAs, and research and development.

We believe our present facilities are adequate for our current needs, although the process of upgrading our facilities to meet technological and market requirements is expected to continue. New manufacturing facilities, in general, can be developed and become operational within approximately nine to eighteen months should we require such additional facilities.

Item 3.	Legal Proceedings

For a description of our legal proceedings, see Part II, Item 8, Note 5 in our Notes to Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC”. The approximate number of holders of record of our common stock as of August 13, 2008 was 2,080.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

The high and low sales prices of our common stock, as reported by the NYSE, for each quarter of 2008 and 2007 are as follows:

	First	Second	Third	Fourth

2008
High	$26.16	$31.70	$34.80	$40.00
Low	$18.34	$23.52	$21.91	$26.14
2007
High	$20.11	$21.70	$21.38	$20.32
Low	$15.90	$16.65	$16.65	$16.21

The following table provides information about repurchases by us of our common stock during the quarter ended June 27, 2008:

				Total Number of	Maximum Value of
				Shares Purchased as	Shares that May Yet
	Total Number			Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share	Program(1)	Program(1)

March 29, 2008 — April 25, 2008	6,075	(2)	$29.30	—	$502,524,104
April 26, 2008 — May 23, 2008	2,383	(2)	$35.25	—	$502,524,104
May 24, 2008 — June 27, 2008	6,099	(2)	$35.23	—	$502,524,104

Total	14,557		$32.76	—	$502,524,104

(1)	As announced on November 21, 2005, our Board of Directors authorized us to repurchase $250 million of our common stock in open market transactions under a program during the five-year period from November 17, 2005 to November 17, 2010. On April 3, 2008, we announced the authorization of the repurchase of an additional $500 million of our common stock under the program and an extension of the program period until March 31, 2013. We did not engage in any repurchases of our common stock under this program during the quarter ended June 27, 2008.

(2)	Represents shares delivered by employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended June 27, 2008. The graph assumes that $100 was invested in our common stock on June 27, 2003, and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 6/27/03)

Total Return Analysis

	6/27/03	7/2/04	7/1/05	6/30/06	6/29/07	6/27/08
Western Digital Corporation	100.00	78.65	128.84	185.49	181.18	326.50
S&P 500 Index	100.00	119.11	126.64	137.57	165.90	144.13
Dow Jones US Technology Hardware & Equipment Index	100.00	129.14	125.58	130.11	163.52	144.76

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

Financial Highlights

This selected consolidated financial data should be read together with the Consolidated Financial Statements and related Notes contained in this Annual Report on Form 10-K and in the subsequent reports filed with the SEC, as well as the section of this Annual Report on Form 10-K and the other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	June 27,	June 29,	June 30,	July 1,	July 2,
	2008	2007	2006	2005	2004
	(in millions, except per share and employee data)

Revenue, net	$8,074	$5,468	$4,341	$3,639	$3,047
Gross margin	$1,739	$900	$829	$590	$461
Net income	$867	$564	$395	$196	$150
Net income per common share:
Basic	$3.92	$2.57	$1.84	$0.94	$0.73
Diluted	$3.84	$2.50	$1.76	$0.90	$0.69
Working capital	$1,167	$899	$633	$361	$270
Total assets	$4,875	$2,901	$2,086	$1,589	$1,159
Long-term debt	$482	$10	$19	$33	$53
Shareholders’ equity	$2,696	$1,716	$1,157	$700	$487
Number of employees	50,072	29,572	24,750	23,161	17,376

No cash dividends were paid for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products and integrate them into external casings, embedding application software and presenting them as our own WD®-branded external storage appliances for purposes such as personal data backup and portable or expanded storage of music, photographs, video and other digital data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 1 terabyte (“TB”), nominal rotation speeds of 5,400, 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD-branded external storage appliances that utilize interfaces such as USB 2.0, external SATA (“eSATA”), FireWiretm and Ethernet network connections. In addition, we recently announced a family of hard drives specifically designed to consume substantially less power than standard drives.

We manufacture hard drives and head stack assemblies (“HSAs”) in Malaysia and Thailand. We also design and manufacture most of our required magnetic heads in California and head gimbal assemblies (“HGAs”) in Thailand, and we design in California and manufacture in Malaysia most of our required media and substrates.

On September 5, 2007, we completed our acquisition (the “Acquisition”) of Komag, Incorporated (“Komag”) through a cash tender offer by State M Corporation (“State M”), our indirect wholly-owned subsidiary, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag (the “Merger”) whereby Komag became an indirect wholly-owned subsidiary and changed its name to WD Media, Inc. The Acquisition has strengthened our production efficiencies and improved our access to and control of technology and competitive position in the worldwide hard drive industry, while enhancing our hard drive manufacturing process by integrating media. The aggregate purchase price for Komag was approximately $1 billion, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments.

Results of Operations

In accordance with U.S. generally accepted accounting principles, operating results for Komag prior to the date of the Acquisition (September 5, 2007), including the first two months of fiscal 2008 and the fiscal years 2007 and 2006, are not included in our operating results and are therefore not discussed. Accordingly, 2008 revenues and expenses reflect the addition of results from our media operations since the date of the Acquisition while the 2007 and 2006 results do not include operating results for Komag prior to the date of the Acquisition. This affects our discussion of changes in our revenues and expenses comparing these periods. In connection with the Acquisition, we incurred charges for in-process research and development and transition costs, which impacted our earnings in 2008.

Fiscal 2008 Overview

In 2008, our net revenue increased by 48% to $8.1 billion on shipments of 133 million units as compared to $5.5 billion and 97 million units, respectively, in 2007. In 2008, 56% of our hard drive revenue was derived from non-desktop sources including CE products, enterprise applications, notebook computers and retail sales as compared to 43% in 2007. Gross margin percentage increased to 21.5% from 16.5% in 2007 and operating income increased by $591 million to $1.0 billion. As a percentage of net revenue, operating income was 12.4% in 2008 compared to 7.6% in 2007. Net income in 2008 was $867 million, or $3.84 per diluted share, compared to $564 million, or $2.50 per diluted share in 2007. We successfully completed our acquisition of Komag, and have completed the integration of the media operation, which is generating technology and cost contributions to the overall business.

Summary Comparison of 2008, 2007 and 2006

The following table sets forth, for the periods indicated, summary information from our consolidated statements of income by dollars and percentage of revenue (in millions, except percentages):

	Years Ended
	June 27, 2008		June 29, 2007		June 30, 2006

Revenue, net	$8,074	100%	$5,468	100%	$4,341	100%
Gross margin	1,739	21.5	900	16.5	829	19.1
Operating expenses	684	8.5	485	8.9	463	10.7
Acquired in-process research and development	49	0.6	—	—	—	—
Operating income	1,006	12.4	415	7.6	366	8.4
Non-operating income (expense)	(25)	(0.3)	28	0.5	16	0.4
Income before income taxes	981	12.1	443	8.1	382	8.8
Income tax expense (benefit)	114	1.4	(121)	(2.2)	(13)	(0.3)
Net income	867	10.7	564	10.3	395	9.1

The following table sets forth, for the periods indicated, summary information regarding volume shipments, average selling prices (“ASPs”) and revenues by geography, channel and product (in millions, except percentages and ASPs):

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006

Net revenue	$8,074	$5,468	$4,341
Unit shipments*	133	97	73
ASPs (per unit)*	$59	$57	$59
Revenues by Geography(%)*
Americas	31%	37%	36%
Europe, Middle East and Africa	30	29	28
Asia	39	34	36
Revenues by Channel(%)*
OEM	51%	48%	54%
Distributors	31	36	39
Branded products	18	16	7
Revenues by Product(%)*
Non-desktop sources	56%	43%	29%
Desktop computers	44	57	71

*	Based on sales of hard drives only

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Revenue.  Net revenue was $8.1 billion for 2008, an increase of 48% from 2007. Total unit shipments increased to 133 million as compared to 97 million for the prior year. This unit increase resulted from an increase in higher overall demand for hard drives and our continuing diversification into non-desktop markets, including mobile, consumer electronics, enterprise and branded products. For example, we shipped 37 million 2.5 inch drives to the mobile and branded markets in 2008 as compared to 12 million units in 2007. Additionally, we shipped 15 million units to the DVR market in 2008 as compared to 10 million units in 2007. ASPs increased to $59 due to an improved mix of revenues by market category, improved product mix and more favorable demand/supply conditions. Changes in revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics as well as an increase in mobile drives sold to Asia. Changes in revenue by channel are a result of increases in sales of mobile hard drives to

OEMs and an increase in sales of branded products due to the growing worldwide acceptance of our My Passport® and My Book® external digital storage appliances.

Gross Margin.  Gross margin for 2008 was $1.7 billion, an increase of $839 million, or 93% over the prior year. Gross margin percentage increased to 21.5% in 2008 from 16.5% in 2007. The factors contributing to this increase were an improved mix of revenues by market category, improved product mix and more favorable demand/supply conditions. Our manufacturing throughput and costs also improved through operational efficiencies, higher utilization and a higher mix of products based on newer, more cost-effective technologies and the contribution of media operations.

Operating Expenses.  Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”), decreased to 8.5% of net revenue in 2008 compared to 8.9% in 2007. R&D expense was $464 million in 2008, an increase of $158 million, or 52% over the prior year. This increase in R&D expense includes $75 million relating to the acquired media operations, $52 million related to product development to support new programs and $31 million in incentive and equity compensation. As a percentage of net revenue, R&D expense remained consistent at 5.7% in 2008 compared to 5.6% in 2007. SG&A expense was $220 million in 2008, an increase of $41 million, or 23%, as compared to 2007. This increase in SG&A expense includes $28 million for the expansion of sales and marketing to support new products and $13 million in higher incentive and equity compensation. As a percentage of net revenue, SG&A expense decreased to 2.7% in 2008 from 3.3% in 2007 primarily due to an increase in net revenue in 2008 compared to 2007.

During 2008, we recorded a $49 million charge to operating expense related to an in-process research and development project acquired from Komag involving technology for higher recording densities on advanced perpendicular recording media. As these advanced products were not ready for commercial production and had no alternative future use, the fair value of the development effort did not qualify for capitalization and was immediately expensed. For additional information regarding acquired in-process research and development, see Part II, Item 8, Note 11 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Interest and Other Income (Expense).  Net interest and other expense was $25 million in 2008 compared to net interest and other income of $28 million in 2007. This decrease is a result of higher debt balances and realized and recognized losses on investments of $13 million.

Income Tax Expense (Benefit).  Income tax expense was $114 million in 2008 compared to an income tax benefit of $121 million in 2007. Tax provision as a percentage of income before taxes was 12% in 2008 compared to tax benefit as a percentage of income of 27% for 2007. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays and incentive programs and the current year generation of income tax credits. We have tax holidays in Malaysia and Thailand that expire at various times through 2022. In 2008, income tax expense also includes net charges of $75 million for taxes related to the license of certain intellectual property to a foreign subsidiary. In 2007, the tax provision was impacted by a favorable adjustment to the company’s valuation allowance for deferred tax assets of $126 million. In the fourth quarter of 2007, we reversed the remaining valuation allowance for our deferred tax assets based upon a determination that it was more likely than not that our deferred tax assets will be realized. The realization of the deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in future years. The amount of deferred tax assets considered realizable may increase or decrease in subsequent periods based on fluctuating industry or company conditions.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), as of June 30, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the net liability for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $58 million, all of which would affect our effective tax rate if realized. During the year ended June 27, 2008, we recognized a $17 million increase in the liability for unrecognized tax benefits and recorded $32 million of liabilities for unrecognized tax benefits related to Komag. As of June 27, 2008, we had approximately $107 million of unrecognized tax benefits which included the $32 million of gross unrecognized tax benefits related to Komag.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Revenue.  Net revenue was $5.5 billion for 2007, an increase of 26% from 2006. Total unit shipments increased to 97 million as compared to 73 million for the prior year. This unit increase resulted from an increase in our desktop PC market share, stronger overall demand for hard drives in the desktop PC market and our increasing focus on the non-desktop market, including mobile, CE, enterprise and branded products. For example, we shipped 12 million drives to the mobile market in 2007 as compared to 5 million units in 2006. Additionally, we shipped 10 million units to the DVR market in 2007 as compared to 7 million units in 2006. ASPs declined to $57 due to normal technology price declines and a more competitive pricing environment in the notebook, desktop, and consumer electronics markets. Changes in revenue by geography generally reflect overall market demand fluctuations for hard drives. Changes in revenue by channel are a result of increases in sales of branded products due to the growing worldwide acceptance of our My Passport® and My Book® external digital storage appliances.

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

Operating Expenses.  Total operating expenses, consisting of research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, decreased to 8.9% of net revenue in 2007 compared to 10.7% in 2006. R&D expense was $306 million in 2007, an increase of $9 million, or 3% over the prior year. The increase in R&D expense was primarily related to the development of new product platforms in support of our entry into new markets and expenditures for advanced head technologies, partially offset by a decrease of $2 million in variable incentive compensation programs. SG&A expense was $179 million in 2007, an increase of $13 million, or 8% as compared to 2006. The increase in SG&A expense was primarily due to an increase of $19 million in stock based compensation expense and other long-term employee incentive programs, offset by a $5 million decrease in software write-offs that occurred in 2006.

Interest and Other Income.  Net interest and other income was $28 million and $16 million in 2007 and 2006, respectively. This increase in net interest income was primarily due to higher average invested cash and short-term investment balances.

Income Tax Benefit.  Income tax benefit was $121 million and $13 million in 2007 and 2006, respectively. Tax benefit as a percentage of income before taxes was 27% and 3% for 2007 and 2006, respectively. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays and incentive programs and reductions to our valuation allowance for deferred tax assets. We have tax holidays in Malaysia and Thailand that expire at various times through 2022. In addition to the tax holidays, the tax provision was impacted by favorable adjustments to the company’s valuation allowance for deferred tax assets of $126 and $22 million in 2007 and 2006, respectively. These adjustments were based upon a determination that it was more likely than not that all or a portion of our deferred tax assets will be realized. In the fourth quarter of 2007, we reversed the remaining valuation allowance for our deferred tax assets based on the weight of available evidence including our history of cumulative pretax income and the increased likelihood of our ability to generate profits in the future. In 2006, we released a portion of the valuation allowance on deferred tax assets due to the difficulty at the time in accurately projecting income for periods of longer than two years given the cyclical nature of our industry. The realization of the deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in future years. The amount of deferred tax assets considered realizable may increase or decrease in subsequent periods based on fluctuating industry or company conditions.

Liquidity and Capital Resources

We ended 2008 with total cash, cash equivalents and short-term investments of $1.1 billion, an increase of $200 million from June 29, 2007. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. The following table summarizes the results of our statements of cash flows for the three years ended June 27, 2008:

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006

Net cash flow provided by (used in):
Operating activities	$1,399	$618	$368
Investing activities	(1,321)	(383)	(303)
Financing activities	326	(86)	1

Net increase in cash and cash equivalents	$404	$149	$66

Operating Activities

Net cash provided by operating activities during 2008 was $1.4 billion as compared to $618 million for 2007 and $368 million for 2006. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by changes in working capital was $22 million for 2008 as compared to $78 million and $207 million used to fund working capital for 2007 and 2006, respectively.

Our working capital requirements primarily depend upon the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The following table summarizes the cash conversion cycle for the three years ended 2008:

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006

Days sales outstanding	46	45	39
Days in inventory	27	20	19
Days payables outstanding	(67)	(66)	(64)

Cash conversion cycle	6	(1)	(6)

The decrease in the cash conversion cycle for 2008 was primarily due to our days in inventory (“DIOs”), which increased by 7 days from 2007. This increase was primarily due to an increase in our inventory on-hand as a result of our acquisition of Komag, which requires us to hold precious metals to be used in the production of recording media. The 1 day increase in days sales outstanding (“DSOs”) is primarily a result of changes in customer mix.

From time to time, we modify the timing of payments to our vendors. We make these modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors payment term accommodations.

Investing Activities

Net cash used in investing activities for 2008 was $1.3 billion as compared to $383 million for 2007 and $303 million for 2006. During 2008, cash used in investing activities consisted of $927 million for acquisitions and $615 million for capital expenditures, partially offset by cash provided by investments of $221 million. During 2007, cash used in investing activities consisted of $324 million for capital expenditures and $59 million for investments. The increase in capital expenditures in 2008 compared to 2007 primarily consisted of the on-going conversion of our head wafer fabrication facilities to utilizing 8-inch wafers from 6-inch wafers, continued investment in advanced head technologies, increased capacity for our broadening and growing product portfolio and continued investment in media equipment as a result of the Acquisition. The increase in capital expenditures in 2007 compared to 2006 was primarily a result of equipment purchased to support our investments in advanced head technologies, new product platforms and capacity for our broadening and growing product portfolio.

For 2009, we expect capital additions to be approximately $800 million. Depreciation and amortization for 2009 is expected to be approximately $475 million.

Our cash and cash equivalents of $1.1 billion are invested primarily in readily accessible, AAA rated institutional money-market funds, the majority of which are backed by the U.S. government. The carrying value of our investments in auction-rate securities was reduced from $203 million as of June 29, 2007 to $28 million as of June 27, 2008. The reduction resulted from the sale of these investments as well as an additional $10 million loss recognized as other-than-temporary losses on remaining investments. These securities are expected to be held until secondary markets become available and as a result have been reclassified to long-term investments as of June 27, 2008. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the consolidated balance sheet. The estimated fair values of these investments are subject to fluctuation. Unrealized holding gains and losses are generally recorded in other comprehensive income. However, if a decline in fair value is determined to be other-than-temporary, the cost basis is written down to fair value through earnings. During 2008, we realized $3 million in losses on sales and recognized $10 million in other-than-temporary losses on these auction-rate securities.

Financing Activities

Net cash provided by financing activities for 2008 was $326 million as compared to net cash used in financing activities for 2007 of $86 million. Net cash provided by financing activities was $1 million for 2006. The net cash provided by financing activities in 2008 consisted of $500 million in net proceeds from acquisition related debt (see “Contractual Obligations and Commitments” below), $250 million repayment of convertible debentures assumed in the Acquisition, $60 million provided by the issuance of common stock under employee plans, $60 million used to repurchase our common stock, $89 million provided by a tax benefit from employee stock plans and $13 million used to repay other long-term debt. The net cash used in financing activities in 2007 consisted of $73 million used for repurchases of our common stock and $43 million used for repayments of long-term debt, offset by $30 million provided by the issuance of common stock under employee plans. The net cash provided by financing activities in 2006 consisted of $78 million provided by the issuance of common stock options under employee plans, offset by $54 million used in repurchases of our common stock and $23 million used for repayments of long-term debt.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations and commercial commitments as of June 27, 2008 (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current portion	$500	$19	$187	$294	$—
Capital lease obligations	9	8	1	—	—
Operating leases	56	13	21	13	9
Unrecognized tax benefits	25	—	—	25	—
Purchase obligations	4,100	4,078	8	7	7

Total	$4,690	$4,118	$217	$339	$16

Long-Term Debt

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

The $750 million available under the Credit Facility was borrowed on February 11, 2008 and was used, together with additional cash from the accounts of WDTI, to repay in full the $760 million previously borrowed under a bridge facility that had been used to fund the Acquisition. As of June 27, 2008, the Company repaid the amounts borrowed under the revolving credit facility leaving $250 million available for future borrowings.

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margin for revolving loan borrowings under the revolving credit facility ranges from 0.8% to 1.125% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. The interest rate at June 27, 2008 was 3.75%.

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

The Credit Facility requires WDTI to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict WDTI’s and its subsidiaries’ ability to: incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among others, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of June 27, 2008, WDTI was in compliance with all covenants.

The obligations of WDTI under the Credit Facility are guaranteed by the Company and WDTI’s wholly-owned subsidiary, WD Media.

Purchase Orders

In the normal course of business, we enter into purchase orders with suppliers for the purchase of hard drive components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In some cases, we may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work-in-process.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, products or services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.

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

Stock Repurchase Program

As announced on November 21, 2005, our Board of Directors previously authorized us to repurchase $250 million of our common stock in open market transactions. Since the inception of this stock repurchase program through June 27, 2008, we have repurchased 17 million shares for a total cost of $248 million (including commissions). In April 2008, our Board of Directors authorized a $500 million increase to repurchase our common stock in open market transactions through March 31, 2013. We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow.

We believe our current cash, cash equivalents and other sources of cash will be sufficient to meet our working capital needs through the foreseeable future. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

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

Warranty

We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for periods of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help with our estimates and we exercise judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part II, Item 8, Note 4 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Inventory

We value inventories at the lower of cost (first-in, first-out and weighted average methods) or net realizable value. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by us. We have determined that it is less practicable to assign specific costs to individual units of precious metal and as such, we relieve our precious metals inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a first-in, first-out method. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Litigation and Other Contingencies

We apply SFAS No. 5, “Accounting for Contingencies,” to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

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

We recognize liabilities for uncertain tax positions based on the two-step process prescribed in FIN 48. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits.

Stock-Based Compensation

We account for all stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under these provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan (“ESPP”) shares are estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. Under SFAS 123(R), we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the first quarter of our fiscal year 2009. On November 14, 2007, the FASB provided a one year deferral for the adoption of SFAS 157 for non-financial assets and liabilities. We are currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the first quarter of our fiscal year 2009. We are currently evaluating the impact the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the first quarter of our fiscal year 2010. We are currently evaluating the impact the adoption of SFAS 141(R) will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The disclosure of fair values of derivative instruments and their gains and losses in a tabular format, as required by SFAS 161, should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008, which is the first quarter of our fiscal year 2010. We are currently evaluating the impact the adoption of SFAS 161 will have on our consolidated financial statements.

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

As of June 27, 2008, we had outstanding the following purchased foreign currency forward exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Loss

Foreign currency forward contracts:
Thai Baht cash flow hedges	$733	33.22	$(9)
Thai Baht fair value hedges	$144	33.63	—
Malaysian Ringgit cash flow hedges	$359	3.23	$(3)
Euro fair value hedges	$14	0.64	—

*	Expressed in units of foreign currency per dollar.

In 2008, 2007 and 2006, total net realized transaction and forward exchange contract currency gains and losses were not material to our consolidated financial statements.

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

Credit Market Risk

Our long-term investments consist of auction-rate securities totaling $28 million as of June 27, 2008. The recent negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities prior to maturity of the underlying assets. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions. Rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate these investments will affect our ability to execute our current business plan.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 27, 2008 and June 29, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 27, 2008. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 27, 2008 and June 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation and subsidiaries’ internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

August 20, 2008
Costa Mesa, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited Western Digital Corporation and subsidiaries’ internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Western Digital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 27, 2008 and June 29, 2007, the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 27, 2008, and the related financial statement schedule, and our report dated August 20, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP

August 20, 2008
Costa Mesa, California

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions)

	June 27,	June 29,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,104	$700
Short-term investments	3	207
Accounts receivable, net	1,010	697
Inventories	456	259
Advances to suppliers	36	63
Other current assets	122	103

Total current assets	2,731	2,029
Property and equipment, net	1,668	741
Goodwill	116	—
Other intangible assets, net	81	4
Other non-current assets	279	127

Total assets	$4,875	$2,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,181	$882
Accrued expenses	266	163
Accrued warranty	90	73
Current portion of long-term debt	27	12

Total current liabilities	1,564	1,130
Long-term debt	482	10
Other liabilities	133	45

Total liabilities	2,179	1,185
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 225 shares	2	2
Additional paid-in capital	906	811
Accumulated comprehensive loss	(12)	(1)
Retained earnings	1,822	955
Treasury stock — common shares at cost; 1 and 3 shares, respectively	(22)	(51)

Total shareholders’ equity	2,696	1,716

Total liabilities and shareholders’ equity	$4,875	$2,901

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006

Revenue, net	$8,074	$5,468	$4,341
Cost of revenue	6,335	4,568	3,512

Gross margin	1,739	900	829

Operating expenses:
Research and development	464	306	297
Selling, general and administrative	220	179	166
Acquired in-process research and development	49	—	—

Total operating expenses	733	485	463

Operating income	1,006	415	366
Non-operating income (expense):
Interest income	27	32	20
Interest and other expense	(52)	(4)	(4)

Total non-operating income (expense)	(25)	28	16

Income before income taxes	981	443	382
Income tax expense (benefit)	114	(121)	(13)

Net income	$867	$564	$395

Income per common share:
Basic	$3.92	$2.57	$1.84

Diluted	$3.84	$2.50	$1.76

Weighted average shares outstanding:
Basic	221	219	215

Diluted	226	226	224

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006

Cash flows from operating activities
Net income	$867	$564	$395
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	413	210	160
Acquired in-process research and development	49	—	—
Stock-based compensation	37	48	37
Deferred income taxes	(2)	(126)	(22)
Loss on investments	13	—	—
Other non-cash items	—	—	5
Changes in:
Accounts receivable	(194)	(218)	(77)
Inventories	8	(53)	(52)
Accounts payable	114	196	30
Accrued expenses	38	6	(27)
Advances to suppliers	54	(7)	(80)
Prepaid expenses and other	2	(2)	(1)

Net cash provided by operating activities	1,399	618	368

Cash flows from investing activities
Acquisitions, net of cash acquired	(927)	—	—
Purchases of property and equipment	(615)	(324)	(268)
Purchases of investments	(105)	(68)	(109)
Sales and maturities of investments	326	9	74

Net cash used in investing activities	(1,321)	(383)	(303)

Cash flows from financing activities
Issuance of common stock under employee plans	60	30	78
Repurchase of common stock	(60)	(73)	(54)
Tax benefit from employee stock plans	89	—	—
Repayment of acquired convertible debentures	(250)	—	—
Proceeds from debt	1,510	—	—
Repayment of debt	(1,023)	(43)	(23)

Net cash provided by (used in) financing activities	326	(86)	1

Net increase in cash and cash equivalents	404	149	66
Cash and cash equivalents, beginning of year	700	551	485

Cash and cash equivalents, end of year	$1,104	$700	$551

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$8	$5
Cash paid for interest	$33	$3	$2
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	—	$21	$15
Acquired convertible debentures	$248	—	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and COMPREHENSIVE INCOME
(in millions)

							Retained
					Additional	Accumulated Other	Earnings	Total	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Accumulated	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity	Income

Balance at July 1, 2005	215	$2	(1)	$(12)	$714	$—	$(4)	$700
Employee stock plans	6		4	50	29			79
Deferred compensation	1			4	11			15
Stock based compensation					21			21
Repurchase of common stock			(4)	(54)				(54)
Net income							395	395	$395
Unrealized gain on foreign currency contracts						1		1	1

Balance at June 30, 2006	222	$2	(1)	$(12)	$775	$1	$391	$1,157	$396

Employee stock plans	1		3	50	(12)			38
Deferred compensation	2		(1)	(16)	30			14
Stock based compensation					18			18
Repurchase of common stock			(4)	(73)				(73)
Net income							564	564	$564
Unrealized loss on foreign currency contracts						(2)		(2)	(2)

Balance at June 29, 2007	225	$2	(3)	$(51)	$811	$(1)	$955	$1,716	$562

Employee stock plans			4	92	(27)			65
Deferred compensation				(3)	15			12
Stock based compensation					18			18
Tax benefit from employee stock plans					89			89
Repurchase of common stock			(2)	(60)				(60)
Net income							867	867	$867
Unrealized loss on foreign currency contracts						(11)		(11)	(11)

Balance at June 27, 2008	225	$2	(1)	$(22)	$906	$(12)	$1,822	$2,696	$856

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Western Digital Corporation (the “Company” or “Western Digital” or “WD”) designs, develops, manufactures and sells hard drives. A hard drive is a device that stores data on one or more rotating magnetic disks to allow fast access to data. The Company’s hard drives are used in desktop computers, notebook computers, external storage devices, enterprise applications such as servers, workstations, network attached storage and storage area networks and in consumer electronics products such as personal/digital video recorders and satellite and cable set-top boxes. The Company sells its products worldwide to original equipment manufacturers and original design manufacturers for inclusion in computer systems or subsystems, and to distributors, resellers and retailers.

Western Digital has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company has a 52 or 53-week fiscal year. The 2008, 2007 and 2006 fiscal years, which ended on June 27, 2008, June 29, 2007 and June 30, 2006, respectively, consisted of 52 weeks each.

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

On September 5, 2007, the Company completed its acquisition (the “Acquisition”) of Komag, Incorporated (“Komag”). The Acquisition is further described in Note 11 below. In connection with the Acquisition, Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media, Inc. (“WD Media”). WD Media’s results of operations since the date of the Acquisition are included in the consolidated financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including WD Media. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company’s cash and cash equivalents represent highly liquid investments, primarily money market funds and commercial paper, with original maturities of three months or less.

Investments

The Company’s investments consist primarily of auction-rate securities, which are investments in bonds with original maturities greater than 90 days. The Company has classified these investments as “available for sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and are carried at fair value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, investments, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities or by using appropriate market information. The carrying amount of debt approximates fair value because of its variable interest rate.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company designs, develops, manufactures and markets hard drives to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At June 27, 2008 and June 29, 2007, the Company had reserves for potential credit losses of $8 million and $5 million, respectively, and net accounts receivable of $1.0 billion and $697 million, respectively. The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and require that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventory Valuation

The Company values inventory at the lower of cost or net realizable value. Cost is determined primarily using the first-in, first-out method (“FIFO”) for the majority of its inventory and the weighted average method for its precious metals inventory acquired from Komag. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by the Company. As of June 27, 2008, 78% of the inventory was valued using the FIFO method with the remainder valued using the weighted average method. Inventories as of June 29, 2007 were valued using the FIFO method only. Inventory write-downs are recorded to reduce the carrying value of inventory to the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances. The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels, and other information, and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the total purchase price in a business combination is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during 2008.

Other intangible assets consist primarily of purchased technology and customer relationships acquired in an acquisition. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives included in Note 12. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company did not record any impairment of long-lived assets during 2008.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. The Company establishes provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized based on existing product return notifications.

In accordance with standard industry practice, the Company has agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. Either party may terminate these agreements upon written notice. In the event of termination, the Company may be obligated to repurchase a certain portion of the resellers’ inventory. The Company records a reduction to revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. These adjustments are based on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard drives declines significantly, the Company may have to increase sell-through incentive payments to resellers, resulting in an increase in price protection allowances, which could adversely impact operating results. Net revenue recognized on sales to resellers was approximately $3.8 billion, $2.8 billion and $2.0 billion in 2008, 2007 and 2006, respectively. Repurchases of reseller inventory were not material in 2008, 2007 or 2006.

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

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for periods of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help with estimates and assists in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair.

Advertising Expense

Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $3 million, $5 million and $6 million in 2008, 2007 and 2006, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. The Company records a valuation allowance where it is more likely than not that the deferred tax assets will not be realized. Each period the Company evaluates the need for a valuation allowance for its deferred tax assets and adjusts the valuation allowance so that the Company records net deferred tax assets only to the extent that it has concluded it is more likely than not that these deferred tax assets will be realized.

As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognized liabilities for uncertain tax positions based on the two-step process prescribed in FIN 48. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from the Company’s estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits.

Per Share Information

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding employee stock options, rights to purchase shares of common stock under our employee stock purchase plan and restricted stock and stock unit awards.

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006

Net income	$867	$564	$395

Weighted average shares outstanding:
Basic	221	219	215
Employee stock options and other	5	7	9

Diluted	226	226	224

Income per common share:
Basic	$3.92	$2.57	$1.84

Diluted	$3.84	$2.50	$1.76

Antidilutive common share equivalents excluded*	1	2	2

*	For purposes of computing diluted income per common share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered antidilutive and have been excluded from the calculation.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company accounts for all stock-based compensation in accordance with the fair value recognition provisions in SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan (“ESPP”) shares are estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. Under SFAS 123(R), the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially impacted.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign currency contracts.

Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The contracts have maturity dates that do not exceed 12 months. The Company does not purchase short-term forward exchange contracts for trading purposes.

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company had outstanding forward exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, British Pound Sterling and Euro with values of $1.3 billion and $493 million at June 27, 2008 and June 29, 2007, respectively. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts include both cash flow and fair value hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign currency contracts entered into for manufacturing related activities are reported in cost of revenues. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company has determined that all of its cash flow hedging instruments for all years presented were effective as defined under SFAS 133.

Fair value hedges are not designated as hedging instruments, and therefore, the change in the instrument’s fair value is recognized currently in earnings and is reported as a component of non-operating income. Changes in fair value on these contracts were not material to the consolidated financial statements for all years presented.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which for the Company is the first quarter of fiscal year 2009. On November 14, 2007, the FASB provided a one year deferral for the adoption of SFAS 157 for non-financial assets and liabilities. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is the first quarter of fiscal year 2009. The Company is evaluating the impact the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company is the first quarter of fiscal year 2010. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The disclosure of fair values of derivative instruments and their gains and losses in a tabular format, as required by SFAS 161, should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008, which for the Company is the first quarter of fiscal year 2010. The Company is currently evaluating the impact the adoption of SFAS 161 will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Supplemental Financial Statement Data

	Years Ended
	June 27,	June 29,
	2008	2007
	(in millions)

Inventories:
Raw materials and component parts	$144	$12
Work-in-process	145	94
Finished goods	167	153

	$456	$259

Property and Equipment:
Land and buildings	$478	$189
Machinery and equipment	2,166	1,203
Machinery and equipment recorded under capital leases	58	60
Furniture and fixtures	10	12
Leasehold improvements	102	53

	2,814	1,517
Accumulated depreciation and amortization	(1,146)	(776)

Net property and equipment	$1,668	$741

Amortization expense for assets under capital lease was $12 million, $14 million and $5 million for 2008, 2007 and 2006, respectively. Accumulated amortization on machinery and equipment recorded under capital leases was $30 million and $20 million as of June 27, 2008 and June 29, 2007, respectively.

Note 3.	Long-term Debt

Long-term debt consisted of the following as of June 27, 2008 and June 29, 2007 (in millions):

	2008	2007

Term loan	$500	$—
Capital lease obligations (Note 4)	9	22

Total debt	509	22
Less amounts due in one year	(27)	(12)

Long-term debt	$482	$10

Credit Facility

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $750 million available under the Credit Facility was borrowed on February 11, 2008 and was used, together with additional cash from the accounts of WDTI, to repay in full the $760 million previously borrowed under a bridge facility that had been used to fund the Acquisition. As of June 27, 2008, the Company repaid the amounts borrowed under the revolving credit facility leaving $250 million available for future borrowings.

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margin for revolving loan borrowings under the revolving credit facility ranges from 0.8% to 1.125% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. The interest rate at June 27, 2008 was 3.75%.

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

The Credit Facility requires WDTI to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict WDTI’s and its subsidiaries’ ability to: incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among others, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. As of June 27, 2008, WDTI was in compliance with all covenants.

The obligations of WDTI under the Credit Facility are guaranteed by the Company and WDTI’s wholly-owned subsidiary, WD Media.

Note 4.  Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating and capital leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2015.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense under these operating leases, including month-to-month rentals, was $18 million, $15 million and $16 million in 2008, 2007 and 2006, respectively. The Company’s capital leases consist of leased equipment. These leases have maturity dates through July 2009 and interest rates averaging approximately 6.3%. Future minimum lease payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at June 27, 2008 are as follows (in millions):

	Operating	Capital

2009	$13	$8
2010	12	1
2011	9	—
2012	7	—
2013	6	—
Thereafter	9	—

Total future minimum payments	$56	$9

Less: interest on capital leases		—

Total principal payable on capital leases		$9

Product Warranty Liability

Changes in the warranty accrual for 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Warranty accrual, beginning of period	$90	$89	$92
Charges to operations	106	74	76
Utilization	(73)	(52)	(49)
Changes in estimate related to pre-existing warranties	(9)	(21)	(30)

Warranty accrual, end of period	$114	$90	$89

Accrued warranty also includes amounts classified in non-current liabilities of $24 million at June 27, 2008 and $17 million at June 29, 2007.

Long-term Purchase Agreements

The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. For 2009, 2010, 2011, 2012, 2013 and thereafter, the Company expects these commitments to total approximately $673 million, $4 million, $4 million, $4 million, $3 million and $7 million, respectively. In conjunction with these agreements, the Company has advanced approximately $36 million related to 2009 purchase commitments which is included in advances to suppliers as of June 27, 2008.

Note 5.  Legal Proceedings

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate would not be material to the Company’s financial condition. However, there can be no assurance with respect to such

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

After the Company announced on July 27, 2006 that it was conducting a company-initiated, voluntary review of its historical stock option grants, the following purported shareholder derivative actions were filed challenging conduct by certain of the Company’s current and former board members and officers in connection with various stock option grants: (1) In re Western Digital Corporation Derivative Litigation, United States District Court for the Central District of California (the “Federal Derivative Action”); and (2) In re State Court Western Digital Corporation Derivative Litigation, Superior Court of the State of California for the County of Orange (the “State Derivative Action”). The complaints in these actions asserted claims for accounting, breach of fiduciary duty and/or aiding and abetting, constructive fraud, waste of corporate assets, unjust enrichment, rescission, breach of contract, violation of the California Corporations Code, abuse of control, gross mismanagement, and constructive trust in connection with the Company’s option granting practices. The complaint in the Federal Derivative Action also alleged violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. The complaints sought unspecified monetary damages and other relief against the individual defendants and certain governance reforms affecting the Company. The Company was named solely as a nominal defendant in each action.

The parties in these actions executed a Stipulation of Settlement on March 21, 2008. The financial impact of the settlement was not material to the Company. The court in the Federal Derivative Action granted final approval of the settlement on June 9, 2008, and entered a judgment dismissing the action. Based on this judgment, the parties requested a voluntary dismissal of the State Derivative Action, which the court overseeing that action granted on July 29, 2008.

On January 22, 2007, StorMedia Texas LLC filed a complaint against the Company and several other companies, including other disk drive manufacturers, for patent infringement in the Eastern District of Texas alleging infringement of U.S. Patent No. 6,805,891. The Company has entered a Settlement Agreement dated August 13, 2008, on behalf of the Company and its subsidiaries, including WD Media, Inc., the successor to the business of Komag, Inc., which disposes of this lawsuit in its entirety. The financial impact of the settlement was not material to the Company.

On October 9, 2007, the United States International Trade Commission (“ITC”) issued a notice of investigation In the Matter of Certain Hard Disk Drives, Components thereof, and Products Containing the Same regarding a complaint filed on September 10, 2007 by Steven F. Reiber and Mary L. Reiber (the “Reibers”). The complaint named as respondents the Company and several other companies, including certain other disk drive manufacturers and personal computer vendors. The Reibers also filed a complaint in the United States District Court for the Eastern District of California on September 10, 2007. On April 28, 2008 the Reibers dismissed the district court action without prejudice, and on May 13, 2008 the ITC investigation was terminated.

On June 20, 2008, Convolve, Inc. (“Convolve”), filed a complaint against the Company and two other companies for patent infringement in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635 (the “Asserted Patents”) and is seeking unspecified monetary damages and injunctive relief. One of these patents allegedly relates to a method to reduce vibration and noise in physical systems, and the other allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. The United States Patent Office is currently reexamining the Asserted Patents in connection with a lawsuit involving Convolve and other parties and has issued preliminary rejections of both patents. The Company intends to defend itself vigorously in this matter.

Note 6.  Business Segment, International Operations and Major Customers

Segment Information

The Company operates in one segment, the hard drive business.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Operations

The Company’s operations outside the United States include manufacturing facilities in Malaysia and Thailand as well as sales offices throughout Canada, Europe, Asia, Japan, India and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended June 27, 2008 (in millions):

	2008	2007	2006

Net Revenue(1):
United States	$1,949	$1,780	$1,386
Asia	3,343	1,840	1,550
Europe, Middle East and Africa	2,344	1,591	1,225
Other	438	257	180

Total	$8,074	$5,468	$4,341

Long-lived assets:
United States	$905	$409
Asia	1,167	462
Europe, Middle East and Africa	72	1

Total	$2,144	$872

(1)	Revenue is attributed to geographic regions based on location of customer.

Major Customer

For 2008, no single customer accounted for 10%, or more, of revenue. For 2007 and 2006, sales to Dell, Inc. accounted for 10% and 12% of the Company’s revenue, respectively.

Note 7.  Western Digital Corporation 401(k) Plan

The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company makes annual contributions to the Plan, subject to approval from the Board of Directors. For 2008, 2007 and 2006 the Company made Plan contributions of $4 million per year.

Note 8.  Shareholders’ Equity

Stock Incentive Plans

The Company has four stock-based incentive plans (collectively referred to as the “Stock Plans”): The 2004 amended and restated Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. Subsequent to the expiration of the Employee Stock Option Plan on November 10, 2004 and approval of the 2004 Performance Incentive Plan by the Company’s shareholders on November 18, 2004, no new awards are permitted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of June 27, 2008, options to purchase 3.5 million shares of the Company’s common stock remain outstanding under the Prior Stock Plans, of which 3.3 million shares were exercisable and less than 0.1 million shares of restricted stock remain unvested. Options granted under the Prior Stock Plans vested over periods from one to four years. Options granted under the Prior Stock Plans expire either five or ten years from the date of grant.

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

As of June 27, 2008, the maximum number of shares of the Company’s common stock that are authorized for award grants under the 2004 Performance Incentive Plan is 22.6 million shares. Any shares subject to awards under the prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan will terminate on September 21, 2014 unless terminated earlier by the Company’s Board of Directors.

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

Stock-Based Compensation Expense

Effective July 2, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. SFAS 123(R) establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS 123(R), the Company recognized the cost resulting from all share-based payment transactions including shares issued under the Company’s stock option plans and employee stock purchase plans in the financial statements. The Company expensed $18 million, $18 million and $21 million related to stock-based compensation from stock options and ESPP shares in 2008, 2007 and 2006, respectively. As of June 27, 2008, total compensation cost related to unvested stock options granted to employees and ESPP shares, but not yet recognized, was $33 million and will be amortized on a straight-line basis over a weighted average period of approximately 2.4 years.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes activity under the Stock Plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value

Options outstanding at July 1, 2005	19.5	$9.39
Granted	1.2	17.22
Exercised	(7.6)	8.36
Canceled or expired	(0.7)	11.79

Options outstanding at June 30, 2006	12.4	$10.65
Granted	1.6	19.30
Exercised	(2.7)	8.34
Canceled or expired	(0.5)	18.68

Options outstanding at June 29, 2007	10.8	$12.15
Granted	2.1	25.22
Exercised	(4.2)	10.59
Canceled or expired	(0.7)	29.34

Options outstanding at June 27, 2008	8.0	$14.92	5.73	$160

Exercisable at June 27, 2008	4.2	$9.11	4.66	$109

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the quoted price. As of June 27, 2008, the Company had options outstanding to purchase an aggregate of 8.0 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $160 million. During 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $76 million and $30 million, respectively, determined as of the date of exercise.

The following tables summarize information about options outstanding and exercisable under the Stock Plans as of June 27, 2008 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable
		Remaining
Range of	Number	Contractual Life*	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$ 2.10 – 6.00	1.6	2.97	$3.92	1.6	$3.92
6.05 – 11.99	1.6	5.46	9.18	1.3	9.02
12.25 – 19.40	2.1	6.91	15.95	1.1	14.35
19.42 – 23.46	1.8	6.59	22.45	0.1	20.03
23.97 – 38.55	0.9	6.77	27.48	0.1	24.17

	8.0	5.73	$14.92	4.2	$9.11

*	Represents the weighted average remaining contractual lives of the options outstanding.

Deferred Stock Compensation

The Company granted approximately 0.9 million, 1.8 million and 2.0 million shares of restricted stock and restricted stock unit awards during 2008, 2007 and 2006, respectively. The restricted stock and restricted stock unit awards vest annually over periods from one to five years. The aggregate market value of the restricted stock at the date of issuance was $23 million, $36 million and $27 million in 2008, 2007 and 2006, respectively. These amounts have been recorded as deferred compensation and are being amortized to expense over the corresponding vesting periods. For

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes of valuing these awards, the Company has assumed a forfeiture rate of zero based on a historical analysis indicating minimal forfeitures for these types of awards. The Company charged to expense $19 million, $29 million and $16 million related to restricted stock awards that were vested during 2008, 2007 and 2006, respectively. As of June 27, 2008, the aggregate unamortized fair value of all unvested restricted stock awards was $42 million, which will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.3 years.

During 2005, the Company also awarded certain executives and other key employees 0.5 million restricted stock units with performance-based vesting (“Performance Shares”). However, during 2006, the Company canceled all outstanding Performance Shares. The impact of these awards, and subsequent cancellation, were not material to the consolidated financial statements.

Stock Reserved for Issuance

The following table summarizes all shares of common stock reserved for issuance at June 27, 2008 (in millions):

Number
of Shares

Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	19.1
ESPP	2.3

21.4

Fair Value Disclosure — Binomial Model

The fair value of stock options granted during 2008, 2007 and 2006 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted during the three years ended June 27, 2008 was estimated using the following weighted average assumptions:

	2008	2007	2006

Suboptimal exercise factor	1.61	1.62	1.58
Range of risk-free interest rates	1.57% to 4.38%	4.48% to 5.12%	4.01% to 5.21%
Range of expected volatility	0.33 to 0.67	0.34 to 0.79	0.38 to 0.82
Weighted average expected volatility	0.48	0.59	0.67
Post-vesting termination rate	5.26%	5.34%	14.00%
Dividend yield	—	—	—
Fair value	$9.65	$8.18	$7.11

The weighted average expected term of the Company’s stock options for 2008, 2007 and 2006 was 5.29 years, 5.34 years and 4.32 years, respectively.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP rights issued is estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised.

The fair values of all ESPP shares granted on or prior to June 27, 2008 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	ESPP
	2008	2007	2006

Option life (in years)	1.24	1.22	1.21
Risk-free interest rate	3.40%	4.51%	4.45%
Stock price volatility	0.38	0.40	0.42
Dividend yield	—	—	—
Fair value	$6.47	$3.83	$3.85

Stock Repurchase Program

As announced on November 21, 2005, the Company’s Board of Directors previously authorized the repurchase of $250 million of the Company’s common stock in open market transactions. During 2008, the Company repurchased 2.3 million shares of common stock at a total cost of $60 million. Since the inception of the program, the Company has repurchased 16.6 million shares for a total cost of $248 million (including commissions). In April 2008, the Company’s Board of Directors authorized a $500 million increase to repurchase the Company’s common stock in open market transactions through March 31, 2013. Stock repurchases are expected to be funded principally from operating cash flows. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow.

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

Note 9.  Income Taxes

Pre-tax Income

The domestic and foreign components of income before income taxes were as follows for the three years ended June 27, 2008 (in millions):

	2008	2007	2006

Foreign	$812	$322	$272
Domestic	169	121	110

Income before income taxes	$981	$443	$382

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax Provision (Benefit)

The components of the provision (benefit) for income taxes were as follows for the three years ended June 27, 2008 (in millions):

	2008	2007	2006

Current:
Foreign	$12	$8	$6
Domestic-federal	103	(4)	3
Domestic-state	1	—	—
Deferred:
Domestic-federal	(2)	(65)	(19)
Domestic-state	—	(60)	(3)

Income tax provision (benefit)	$114	$(121)	$(13)

Remaining net undistributed earnings from foreign subsidiaries at June 27, 2008 on which no U.S. tax has been provided amounted to approximately $2.2 billion. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings would approximate $803 million, if the Company repatriated the $2.2 billion in undistributed earnings from the foreign subsidiaries.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of June 27, 2008 and June 29, 2007 were as follows (in millions):

	2008	2007

Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$83	$54
Accrued compensation and benefits not currently deductible	37	25
Domestic net operating loss (“NOL”) carryforward	51	—
Business credit carryforward	109	35
Other	45	43

	325	157
Deferred tax liabilities	(15)	(10)

Deferred tax assets, net	$310	$147

	2008	2007

Deferred tax assets:
Current portion (included in other current assets)	$85	$69
Non-current portion (included in other non-current assets)	240	88
Deferred tax liabilities	(15)	(10)

Deferred tax assets, net	$310	$147

In addition to the deferred tax assets presented above, the Company had additional NOL and credit benefits related to stock-based compensation deductions of approximately $43 million and $106 million at June 27, 2008 and June 29, 2007, respectively, including $11 million as of June 27, 2008 related to the Acquisition. The deductions related to stock based compensation resulted in a $19 million tax benefit and the use of NOL and credit carryforwards related to stock

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation resulted in a $70 million tax benefit during the year ended June 27, 2008. In accordance with the provisions of SFAS 123(R), shareholders equity was increased by $89 million during 2008 for these benefits.

Beginning in the year ended June 27, 2008, deferred tax assets are presented before any reduction for liabilities relating to unrecognized tax benefits. The increase to the deferred tax assets for the fiscal year ended June 27, 2008 relates primarily to 1) the acquisition of Komag and its net deferred tax assets of $92 million and 2) the reclassification of $50 million of liabilities for unrecognized tax benefits that were previously recorded net in deferred tax assets.

As of the end of fiscal 2007, the Company determined that it is more likely than not that its net deferred tax assets will be realized. Accordingly, the Company eliminated its remaining valuation allowance which resulted in the recognition of additional net deferred tax assets of $125 million. The realization of the deferred tax assets is primarily dependent on the Company’s ability to generate sufficient earnings in certain jurisdictions in future years. The Company released the remainder of the valuation allowance for its deferred tax assets based on the weight of available evidence including the history of cumulative pretax income and the increased likelihood of the Company’s ability to generate profits in the future. The amount of deferred tax assets considered realizable may increase or decrease in subsequent periods based on fluctuating industry or Company conditions.

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended June 27, 2008:

	2008	2007	2006

U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(28)	(24)	(25)
Tax effect of U.S. permanent differences	4	—	—
State income tax, net of federal tax	2	—	—
Income tax credits	(2)	—	—
Change in valuation allowance	—	(39)	(16)
Other	1	1	3

Effective tax rate	12%	(27)%	(3)%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates through 2022. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $391 million ($1.73 per diluted share), $86 million ($0.38 per diluted share) and $81 million ($0.36 per diluted share) in 2008, 2007, and 2006, respectively.

As of June 27, 2008, the Company had federal and state NOL carryforwards of approximately $185 million and $69 million, respectively. In addition, the Company had various federal and state tax credit carryforwards combined of approximately $157 million. The loss carryforwards available to offset future federal and state taxable income expire at various times from 2019 to 2026 and 2013 to 2017, respectively. Approximately $55 million of the credit carryforwards available to offset future taxable income expire at various times from 2009 to 2027. The remaining amount is available indefinitely. NOLs and credits relating to Komag are subject to limitations under Section 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of NOLs and credits ultimately realized.

Adoption of FIN 48

Effective as of June 30, 2007, the Company adopted the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes.” First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

The adoption of FIN 48 at the beginning of fiscal year 2008 did not result in an adjustment for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption was $58 million which had previously been presented as a reduction to deferred tax assets of $47 million and an inclusion in other long term liabilities of $11 million as of June 29, 2007. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are now presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of the date of adoption of FIN 48, and at June 27, 2008, such interest and penalties were not material.

As of June 27, 2008 the Company had approximately $107 million of unrecognized tax benefits, which included $32 million of unrecognized tax benefits related to Komag.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit at June 29, 2007	$58
Gross increases related to prior year tax positions	35
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	17
Settlements/lapse of statute of limitations	(3)

Unrecognized tax benefit at June 27, 2008	$107

Gross increases related to prior year tax positions includes $32 million recorded in purchase accounting for the Komag acquisition.

Included in the balance of unrecognized tax benefits at June 27, 2008 are $75 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is subject to examination for fiscal years 2004 through 2008. For state returns, with few exceptions, the Company is subject to tax examinations for 2003 through 2008. In foreign jurisdictions, with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2000. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2004 and by the state taxing authorities for periods prior to 2003, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a future period.

The IRS is scheduled to commence an examination of the fiscal years ended 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag in August 2008. Additionally, the Company’s French subsidiary is under examination by the local tax authorities for fiscal years 2003 through 2005.

Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of June 27, 2008, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the Company’s tax examination of uncertain tax positions.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Investments

As of June 27, 2008, the Company had investments of $3 million in U.S. government securities and $28 million in auction-rate securities primarily backed by insurance products. The auction-rate securities are expected to be held until secondary markets become available and as a result have been reclassified to long-term investments as of June 27, 2008. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the consolidated balance sheet. The estimated fair values of these investments are subject to fluctuation. Unrealized holding gains and losses are generally recorded in other comprehensive income. However, if a decline in fair value is determined to be other-than-temporary, the cost basis is written down to fair value through earnings. During the year ended June 27, 2008, the Company realized $3 million in losses on sales and recognized $10 million in other-than-temporary impairment losses on these auction-rate securities.

Note 11.	Komag Acquisition

The Company completed the Acquisition on September 5, 2007 through a cash tender offer by State M Corporation (“State M”), an indirect wholly-owned subsidiary of the Company, for all outstanding shares of Komag’s common stock, which was followed by a merger of State M and Komag whereby Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media. WD Media’s results of operations since the date of the Acquisition are included in the accompanying consolidated financial statements.

Purchase Price Allocation

The aggregate purchase price for Komag was $1.0 billion, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments. The application of purchase accounting under SFAS No. 141, “Business Combinations” (“SFAS 141”), requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, deferred tax assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. The values assigned to certain acquired assets and liabilities were finalized as of June 27, 2008.

The Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Komag at their estimated fair values as of the date of the Acquisition, and has allocated the residual value to goodwill.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sept. 5,
2007

Tangible assets acquired and liabilities assumed:
Cash	$72
Short-term investments	58
Accounts receivable	114
Inventories	204
Other current assets	6
Property and equipment	657
Deferred taxes and other non-current assets	118
Accounts payable	(130)
Accrued expenses	(81)
Debt assumed	(248)
Other liabilities	(15)
Intangible assets	89
In-process research and development	49
Goodwill	109

Total	$1,002

Property and Equipment

The property and equipment acquired was valued at current replacement cost for similar assets. Land and buildings were estimated at fair value on September 5, 2007, the date of the Acquisition. The following table summarizes the estimated fair value of the property and equipment acquired from Komag and their estimated useful lives:

		Estimated
	Estimated Fair	Weighted-Average
	Value	Useful Life
	(in millions)	(in years)

Land leases	$17	36.8
Buildings and improvements	224	17.8
Equipment	416	5.0

Total property and equipment	$657	10.3

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of customer substrate relationships was determined using the Excess Earnings Method under the Income Approach based on the estimated revenues to be derived from Komag’s customers. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these customer substrate relationships less charges related to the contribution of other assets to those cash flows. The fair values of the customer substrate relationships are being amortized to Cost of Revenue over the weighted average useful life of 3.0 years.

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

Adverse/Favorable Leasehold Interests

In accordance with the guidance in SFAS 141, the Company analyzed its contractual facility lease to determine the fair value of the leasehold interest. An adverse leasehold position exists when the present value of the contractual rental

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation is greater than the present value of the market rental obligation, and conversely for a favorable leasehold interest. The Company recorded a favorable leasehold interest aggregating $4 million, which has been classified within Other Non-current Assets in the purchase price allocation table. The $4 million is being amortized to Cost of Revenue and Operating Expenses over the remaining duration of the lease, which ends December 31, 2014.

Recognition of Liabilities in Connection with Komag Acquisition

Under EITF 95-3, “Recognition of Liabilities in Connection with a Business Combination”, the Company accrued certain exit costs aggregating $40 million, which relate to employee severance and the cash payment for equity related liabilities payable to Komag employees. The following table summarizes the Company’s exit activities in connection with the Acquisition (in millions):

Severance
and
Related

Accrued exit costs, September 5, 2007	$40
Cash payments	(32)

Accrued exit costs, June 27, 2008	$8

As of June 27, 2008, the accrued exit costs of $8 million are expected to be paid out through April 2010.

Stock-Based Compensation

In connection with the Acquisition, each outstanding option to purchase shares of Komag’s common stock with an exercise price below $32.25 as of the date of the Acquisition was converted into a right to receive $32.25 in cash less the exercise price of the option. In addition, each share of Komag restricted common stock granted on or before September 5, 2007 was converted into $32.25 in cash. These converted option and restricted stock awards are payable in cash according to their original vesting schedules. All shares of restricted stock and options remain subject to their original terms, including the terms and conditions of Komag’s Amended and Restated 2002 Qualified Stock Plan, the applicable restricted stock and option agreement and the Merger Agreement. As of June 27, 2008, the future expense for the converted Komag unvested options and restricted stock awards is $4 million to be paid in cash, which will be expensed based on individual award vesting terms through April 2010.

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

The following unaudited pro forma financial information is for the years ended June 27, 2008 and June 29, 2007. It combines the Company’s financial results for the year ended June 27, 2008 with Komag’s financial results from July 2, 2007 through the date of Acquisition and the year ended June 29, 2007 with Komag’s historical financial results for the twelve months ended July 1, 2007 (in millions, except per share amounts).

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended
	June 27,	June 29,
	2008	2007

Revenue	$8,183	$6,060
Net income	$850	$656
Basic net income per share	$3.85	$3.00
Diluted net income per share	$3.76	$2.90

Note 12.	Other Intangible Assets

Other intangible assets consist primarily of patented technology and customer relationships acquired in business combinations and amortized on a straight-line basis over the respective estimated useful lives of the assets. The net carrying value of intangible assets as of June 27, 2008 and June 29, 2007 was $81 million and $4 million, respectively. Accumulated amortization of intangibles was $29 million and $13 million as of June 27, 2008 and June 29, 2007, respectively. Intangible assets for 2008 are as follows:

	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
	(in years)	(in millions)	(in millions)	(in millions)

Existing technology	9	$100	$26	$74
Customer relationships	3	10	3	7

Total		$110	$29	$81

Amortization expense for intangible assets was $16 million, $3 million and $4 million for 2008, 2007 and 2006, respectively. As of June 27, 2008, estimated future amortization expense for intangible assets is approximately $12 million per year for 2009 and 2010 and $9 million per year for 2011, 2012 and 2013.

Note 13.	Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth

2008(1)
Revenue, net	$1,766	$2,204	$2,111	$1,993
Gross margin	323	513	477	425
Operating income	135	332	298	241
Net income	69	305	280	213
Basic earnings per share	$0.31	$1.39	$1.26	$0.96

Diluted earnings per share	$0.31	$1.35	$1.23	$0.94

2007(2)
Revenue, net	$1,264	$1,428	$1,410	$1,367
Gross margin	218	255	222	205
Operating income	99	122	115	79
Net income	103	128	121	212
Basic earnings per share	$0.47	$0.58	$0.55	$0.97

Diluted earnings per share	$0.46	$0.57	$0.53	$0.94

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The first quarter of 2008 included $60 million for taxes related to the license of intellectual property to subsidiaries and $49 million for acquired in-process research and development. The fourth quarter of 2008 included $15 million for taxes related to the license of intellectual property to subsidiaries.

(2)	The fourth quarter of 2007 included a $126 million benefit to income taxes from an adjustment to the valuation allowance for deferred income taxes. This benefit is net of an adjustment made in the fourth quarter to reduce the deferred tax asset and the related valuation allowance by approximately $21 million to correct the amount of state deferred tax asset recognized in prior periods. As both the deferred tax asset and the related valuation allowance were overstated in prior periods, there was no net effect to the total assets or net income as reported in those prior periods, or in the fourth quarter of 2007.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended June 27, 2008
(in millions)

Allowance for
Doubtful
Accounts

Balance at July 1, 2005	$3
Charges to operations	5
Deductions	(3)

Balance at June 30, 2006	$5
Charges to operations	—
Deductions	(—)

Balance at June 29, 2007	$5
Charges to operations	4
Deductions	(1)

Balance at June 27, 2008	$8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. KPMG LLP, our independent registered public accounting firm which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See page 48 herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2008, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.”

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information, if any, required by this Item included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2008.

Item 14.	Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2008.

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

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated(26)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(18)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(30)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(5)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(5)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005(17)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(21)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(13)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*

Exhibit
Number		Description

10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(33)*
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 9, 2006(29)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(2)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(6)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(15)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(3)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(6)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(15)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(6)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(6)*
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, effective as of November 17, 2005(17)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 17, 2005(18)*
10.7		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.8		Amended and Restated Deferred Compensation Plan, effective March 28, 2003(10)*
10.9		Amended and Restated Executive Bonus Plan, effective March 28, 2003(10)*
10.10		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(7)*
10	.10.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(9)*
10	.10.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005(20)*
10	.10.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006(20)*
10	.10.4	Fourth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 12, 2007(31)*
10	.10.5	Fifth Amendment to Western Digital Corporation 401(k) Plan, effective as of January 1, 2008(33)*
10.11		Letter Agreement, dated November 15, 2006, between Western Digital Corporation and Hossein M. Moghadam(25)*
10.12		Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(22)*
10	.12.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(22)*
10	.12.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(22)*
10	.12.3	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and John F. Coyne(25)*

Exhibit
Number		Description

10.13		Letter Agreement, dated April 4, 2007, between Western Digital Corporation and Timothy Leyden(27)*
10.14		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of February 16, 2006(19)*
10.15		Western Digital Corporation Executive Severance Plan, effective February 16, 2006(25)*
10.16		Form of Indemnity Agreement for Directors of Western Digital Corporation(8)*
10.17		Form of Indemnity Agreement for Officers of Western Digital Corporation(8)*
10.18		Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation(12)
10	.18.1	First Amendment to Sublease, dated as of September 28, 2005, by and between Advanced Logic Research, Inc. and Western Digital Technologies, Inc.(16)
10.19		Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(4)
10.20		Standard Industrial/Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(11)
10.21		Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/Edenvale Associates and Western Digital Corporation(11)
10	.21.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(14)
10	.21.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(14)
10	.21.3	Fourth Amendment to Lease, dated as of December 21, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(18)
10.22		Lease Agreement dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated(29)
10	.22.1	First Amendment to Lease dated February 21, 1997, between Sobrato Development Company #960 and Komag Incorporated(29)
10	.22.2	Second Amendment to Lease dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated(29)
10.23		Supply Agreement, dated as of August 17, 2005, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(15)(24)
10	.23.1	Amendment No. 1 to Supply Agreement, dated as of July 16, 2006, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(23)(24)
10.24		Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(12)
10.25		Tender and Voting Agreement, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and the individuals listed on the signature page thereto(26)
10.26		Credit Agreement, dated August 30, 2007, among Western Digital Technologies, Inc.; lenders party thereto; Goldman Sachs Credit Partners L.P., as administrative agent; Citicorp Global Capital Markets and JPMorgan Chase Bank, N.A., as co-syndication agents; and Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as arrangers(28)
10	.26.1	First Amendment to Credit Agreement, dated November 5, 2007, among Western Digital Technologies, Inc.; Goldman Sachs Credit Partners L.P., as administrative agent; and the lenders on the signature pages thereto(29)
10	.26.2	Notice of Termination of Bridge Credit Facility, dated February 7, 2008, given by Western Digital Technologies, Inc. to Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A.(32)
10.27		Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents(32)

Exhibit
Number	Description

21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on April 6, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2003.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2003.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 23, 2003.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2004.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2005.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 9, 2005.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2005.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 22, 2006.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2006.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 20, 2006.

(24)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2007.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007.

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 31, 2007.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 6, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 5, 2008.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief Financial Officer

Dated: August 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Coyne John F. Coyne	President and Chief Executive Officer (Principal Executive Officer), Director	August 20, 2008

/s/ Timothy M. Leyden Timothy M. Leyden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 20, 2008

/s/ Joseph R. Carrillo Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)	August 20, 2008

/s/ Thomas E. Pardun Thomas E. Pardun	Chairman of the Board	August 20, 2008

/s/ Peter D. Behrendt Peter D. Behrendt	Director	August 20, 2008

/s/ Kathleen A. Cote Kathleen A. Cote	Director	August 20, 2008

/s/ Henry T. DeNero Henry T. DeNero	Director	August 20, 2008

/s/ William L. Kimsey William L. Kimsey	Director	August 20, 2008

/s/ Michael D. Lambert Michael D. Lambert	Director	August 20, 2008

/s/ Matthew E. Massengill Matthew E. Massengill	Director	August 20, 2008

/s/ Arif Shakeel Arif Shakeel	Director	August 20, 2008

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated(26)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(18)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(30)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(5)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(5)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005(17)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(21)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(13)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*
10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(29)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, effective as of November 17, 2005, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(33)*
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 9, 2006(29)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(2)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(6)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(15)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(3)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(6)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(15)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(6)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(6)*

Exhibit
Number		Description

10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, effective as of November 17, 2005(17)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, effective as of November 17, 2005(18)*
10.7		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.8		Amended and Restated Deferred Compensation Plan, effective March 28, 2003(10)*
10.9		Amended and Restated Executive Bonus Plan, effective March 28, 2003(10)*
10.10		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(7)*
10	.10.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(9)*
10	.10.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005(20)*
10	.10.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006(20)*
10	.10.4	Fourth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 12, 2007(31)*
10	.10.5	Fifth Amendment to Western Digital Corporation 401(k) Plan, effective as of January 1, 2008(33)*
10.11		Letter Agreement, dated November 15, 2006, between Western Digital Corporation and Hossein M. Moghadam(25)*
10.12		Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(22)*
10	.12.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(22)*
10	.12.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(22)*
10	.12.3	Letter Agreement, dated November 15, 2006, between Western Digital Corporation and John F. Coyne(25)*
10.13		Letter Agreement, dated April 4, 2007, between Western Digital Corporation and Timothy Leyden(27)*
10.14		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of February 16, 2006(19)*
10.15		Western Digital Corporation Executive Severance Plan, effective February 16, 2006(25)*
10.16		Form of Indemnity Agreement for Directors of Western Digital Corporation(8)*
10.17		Form of Indemnity Agreement for Officers of Western Digital Corporation(8)*
10.18		Sublease, dated as of September 23, 2003, by and between Advanced Logic Research, Inc. and Western Digital Corporation(12)
10	.18.1	First Amendment to Sublease, dated as of September 28, 2005, by and between Advanced Logic Research, Inc. and Western Digital Technologies, Inc.(16)
10.19		Lease by and between Serrano Jack, L.L.C. and Western Digital Corporation, dated May 30, 2000(4)
10.20		Standard Industrial/Commercial Single-Tenant Lease and Addendum No. 1, dated May 1, 2000, between One Morgan, LLC and Western Digital Corporation(11)
10.21		Lease Agreement, dated June 3, 1996, together with First Amendment, between South Bay/Edenvale Associates and Western Digital Corporation(11)
10	.21.1	Second Amendment to Lease, dated as of April 6, 2004, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(14)
10	.21.2	Third Amendment to Lease, dated as of March 1, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(14)
10	.21.3	Fourth Amendment to Lease, dated as of December 21, 2005, between Trinet Essential Facilities XXVI, Inc. and Western Digital Technologies, Inc.(18)
10.22		Lease Agreement dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated(29)
10	.22.1	First Amendment to Lease dated February 21, 1997, between Sobrato Development Company #960 and Komag Incorporated(29)
10	.22.2	Second Amendment to Lease dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated(29)

Exhibit
Number		Description

10.23		Supply Agreement, dated as of August 17, 2005, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(15)(24)
10	.23.1	Amendment No. 1 to Supply Agreement, dated as of July 16, 2006, by and between Showa Denko K.K. and Western Digital Technologies, Inc.(23)(24)
10.24		Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(12)
10.25		Tender and Voting Agreement, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and the individuals listed on the signature page thereto(26)
10.26		Credit Agreement, dated August 30, 2007, among Western Digital Technologies, Inc.; lenders party thereto; Goldman Sachs Credit Partners L.P., as administrative agent; Citicorp Global Capital Markets and JPMorgan Chase Bank, N.A., as co-syndication agents; and Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as arrangers(28)
10	.26.1	First Amendment to Credit Agreement, dated November 5, 2007, among Western Digital Technologies, Inc.; Goldman Sachs Credit Partners L.P., as administrative agent; and the lenders on the signature pages thereto(29)
10	.26.2	Notice of Termination of Bridge Credit Facility, dated February 7, 2008, given by Western Digital Technologies, Inc. to Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A.(32)
10.27		Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents(32)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on September 28, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on April 6, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2003.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2003.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 23, 2003.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2004.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2005.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 9, 2005.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2005.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 22, 2006.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2006.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 20, 2006.

(24)	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2007.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007.

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 31, 2007.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 6, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 5, 2008.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2008.