Form 10-Q
period 2008-09-26
WESTERN DIGITAL CORP
filed 2008-10-31
CIK 106040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-8703
WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0956711
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

20511 Lake Forest Drive	92630
Lake Forest, California	(Zip Code)
(Address of principal executive offices)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of the close of business on October 28, 2008, 221,562,281 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets — September 26, 2008 and June 27, 2008	3
Condensed Consolidated Statements of Income — Three Months Ended September 26, 2008 and September 28, 2007	4
Condensed Consolidated Statements of Cash Flows — Three Months Ended September 26, 2008 and September 28, 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6. Exhibits	45
Signatures	47
EX-10.1.5
EX-10.1.6
EX-10.1.7
EX-10.1.8
EX-10.1.9
EX-10.1.10
EX-10.7
EX-10.8
EX-10.10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every five years, we report a 53-week fiscal year to align our fiscal quarters. The quarters ended September 26, 2008 and September 28, 2007 were 13 weeks. Fiscal year 2008 was comprised of 52 weeks and ended on June 27, 2008. Fiscal year 2009 will be comprised of 53 weeks and will end on July 3, 2009. Fiscal fourth quarter 2009 will consist of 14 weeks. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital, WD, the WD logo, WD Caviar, WD VelociRaptor, WD Scorpio, WD Elements, My Passport, My Book and GreenPower are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Sept. 26,	Jun. 27,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,213	$1,104
Short-term investments	2	3
Accounts receivable, net	1,082	1,010
Inventories	477	456
Advances to suppliers	27	36
Other current assets	147	122

Total current assets	2,948	2,731
Property and equipment, net	1,674	1,668
Goodwill	116	116
Other intangible assets, net	78	81
Other non-current assets	276	279

Total assets	$5,092	$4,875

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,215	$1,181
Accrued expenses	243	266
Accrued warranty	93	90
Current portion of long-term debt	45	27

Total current liabilities	1,596	1,564
Long-term debt	462	482
Other liabilities	147	133

Total liabilities	2,205	2,179
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 225 shares	2	2
Additional paid-in capital	920	906
Accumulated comprehensive loss	(14)	(12)
Retained earnings	2,033	1,822
Treasury stock — common shares at cost; 2 and 1 shares, respectively	(54)	(22)

Total shareholders’ equity	2,887	2,696

Total liabilities and shareholders’ equity	$5,092	$4,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED
	Sept. 26,	Sept. 28,
	2008	2007
Revenue, net	$2,109	$1,766
Cost of revenue	1,685	1,443

Gross margin	424	323

Operating expenses:
Research and development	133	91
Selling, general and administrative	57	48
Acquired in-process research and development	—	49

Total operating expenses	190	188

Operating income	234	135
Non-operating income (expense):
Interest income	4	9
Interest and other expense	(8)	(6)

Total non-operating income (expense)	(4)	3

Income before income taxes	230	138
Income tax expense	19	69

Net income	$211	$69

Income per common share:
Basic	$0.95	$0.31

Diluted	$0.93	$0.31

Weighted average shares outstanding:
Basic	222	219

Diluted	226	224

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	THREE MONTHS
	ENDED
	Sept. 26,	Sept. 28,
	2008	2007
Cash flows from operating activities

Net income	$211	$69
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	117	78
Acquired in-process research and development	—	49
Stock-based compensation	10	8
Deferred income taxes	—	60
Loss on investments	3	—
Changes in:
Accounts receivable	(72)	(173)
Inventories	(21)	3
Accounts payable	76	72
Accrued expenses	7	12
Advances to suppliers	9	30
Other assets and liabilities	(39)	11

Net cash provided by operating activities	301	219

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(911)
Purchases of property and equipment	(162)	(163)
Purchases of investments	—	(28)
Sales and maturities of investments	1	93

Net cash used in investing activities	(161)	(1,009)

Cash flows from financing activities
Issuance of common stock under employee plans	1	10
Taxes on issuance of common stock under employee plans	(2)	—
Repurchases of common stock	(36)	(16)
Tax benefit from employee stock plans	8	—
Proceeds from debt	—	750
Repayment of debt	(2)	(3)

Net cash (used in) provided by financing activities	(31)	741

Net increase (decrease) in cash and cash equivalents	109	(49)
Cash and cash equivalents, beginning of period	1,104	700

Cash and cash equivalents, end of period	$1,213	$651

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2	$2
Cash paid for interest	$5	$—

Supplemental disclosure of non-cash investing and financing activities:
Acquired convertible debentures	$—	$248
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2008. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2008. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
     On September 5, 2007, the Company completed its acquisition (the “Acquisition”) of Komag, Incorporated (“Komag”). The Acquisition is further described in the Company’s Annual Report on Form 10-K for the year ended June 27, 2008. In connection with the Acquisition, Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media, Inc. (“WD Media”). WD Media’s results of operations since the date of the Acquisition are included in the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including WD Media. All significant inter-company accounts and transactions have been eliminated in consolidation.
     Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies which are consistent throughout the periods presented. However, actual results could differ from these estimates.
2. Supplemental Financial Statement Data
Inventories

	Sept. 26,	Jun. 27,
	2008	2008
	(in millions)
Inventories:
Raw materials and component parts	$129	$144
Work-in-process	168	145
Finished goods	180	167

Total inventories	$477	$456

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help with estimates and assists in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the three months ended September 26, 2008 and September 28, 2007 were as follows (in millions):

	THREE MONTHS
	ENDED
	Sept. 26,	Sept. 28,
	2008	2007
Warranty accrual, beginning of period	$114	$90
Charges to operations	31	25
Utilization	(22)	(16)
Changes in estimate related to pre-existing warranties	(4)	(2)

Warranty accrual, end of period	$119	$97

     Accrued warranty also includes amounts classified in non-current liabilities of $26 million at September 26, 2008, $24 million at June 27, 2008, and $21 million at September 28, 2007.
3. Income per Common Share
     The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include certain dilutive outstanding employee stock options, rights to purchase shares of common stock under our employee stock purchase plan and restricted stock and stock unit awards.
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS
	ENDED
	Sept. 26,	Sept. 28,
	2008	2007
Net income	$211	$69

Weighted average common shares outstanding:
Basic	222	219
Employee stock options and other	4	5

Diluted	226	224

Income per common share:
Basic	$0.95	$0.31

Diluted	$0.93	$0.31

Anti-dilutive common share equivalents excluded*	2	2

*	For purposes of computing diluted income per common share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation.

4. Debt
     In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 3.75% as of September 26, 2008 and requires sixteen quarterly principal payments beginning in June 2009 of approximately $18 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. As of September 26, 2008, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
5. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three months ended September 26, 2008, the Company charged to expense $5 million for stock-based compensation related to options issued under stock option and the Employee Stock Purchase Plan (“ESPP”) plans, compared to $4 million in the three months ended September 28, 2007. At September 26, 2008, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $45 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.7 years.
Fair Value Disclosures
     The fair value of stock options granted during the three months ended September 26, 2008 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three months ended September 26, 2008 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED
	Sept. 26,	Sept. 28,
	2008	2007
Suboptimal exercise factor	1.73	1.57
Range of risk-free interest rates	1.81% to 3.41%	3.97% to 4.59%
Range of expected volatility	0.43 to 0.58	0.33 to 0.75
Weighted average expected volatility	0.48	0.47
Post-vesting termination rate	4.41%	5.35%
Dividend yield	—	—
Fair value	$9.90	$8.78
     The weighted average expected term of the Company’s stock options for the three months ended September 26, 2008 was 5.56 years compared to 5.27 years for the three months ended September 28, 2007.
     The fair value of ESPP rights issued is estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three months ended September 26, 2008 and three months ended September 27, 2008.
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 27, 2008	8.0	$14.92
Granted	1.7	23.82
Exercised	(0.1)	9.34
Canceled or expired	—	—

Options outstanding at September 26, 2008	9.6	$16.47	5.7	$61

Exercisable at September 26, 2008	4.7	$10.35	4.7	$55

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on September 26, 2008 for those awards that have an exercise price currently below the quoted price. As of September 26, 2008, the Company had options outstanding to purchase an aggregate of 5.7 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $61 million. During the three months ended September 26, 2008 and September 28, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1 million and $14 million, respectively, determined as of the date of exercise.
Deferred Stock Compensation
     The Company granted approximately 0.6 million restricted stock units during the three months ended September 26, 2008, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of these awards was $15 million. As of September 26, 2008, the aggregate unamortized fair value of all unvested restricted stock and restricted stock unit awards was $51 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.4 years. For the three months ended September 26, 2008, the Company charged to expense approximately $5 million related to restricted stock awards that vested during the period, compared to $4 million in the comparative prior year period.
6. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matter below, individually and in the aggregate, would not be material to the Company’s financial condition. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
On June 20, 2008, Convolve, Inc. (“Convolve”) filed a complaint against the Company and two other companies for patent infringement in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635 (the “Asserted Patents”) and is seeking unspecified monetary damages and injunctive relief. One of these patents allegedly relates to a method to reduce vibration and noise in physical systems, and the other patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. Reexaminations of the Asserted Patents are currently pending in the United States Patent Office in connection with a lawsuit involving Convolve and other parties. The Company intends to defend itself vigorously in this matter.
7. Income Taxes
     The Company’s income tax provision for the three months ended September 26, 2008 was $19 million. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
     In the quarter ended September 26, 2008, the Company recognized a $6 million increase in the liability for unrecognized tax benefits. As of September 26, 2008, the Company had approximately $113 million of unrecognized tax benefits. Interest and penalties recognized on such amounts were not material.
     The IRS is scheduled to commence an examination of the fiscal years ended 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag. Additionally, the Company’s French subsidiary is under examination by the local tax authorities for fiscal years 2003 through 2005.
     Audit outcomes and the timing of audit settlements are subject to significant uncertainty and could require the Company to pay amounts to the IRS or local tax authorities in order to resolve examination of the Company’s uncertain tax positions. As a result, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of September 26, 2008, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the Company’s tax examination of uncertain tax positions.
8. Fair Value Measurements
     In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. SFAS 157 requires that fair value measurements be classified and disclosed in one of the following three categories:
Level 1. Quoted prices in active markets for identical assets or liabilities.
Level 2. Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3. Inputs that are unobservable for the asset or liability and that are significant to the fair value of the assets or liabilities.
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 26, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Sept. 26, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$689	$689	$—	$—
Short-term investments	2	—	—	2
Auction-rate securities	25	—	—	25
Liabilities
Foreign exchange contracts	$20	$—	$20	$—
     The Company’s money market funds are classified within Level 1 as they are valued based on quoted market prices. Short-term investments and auction-rate securities are classified within Level 3 of the fair value hierarchy. Foreign currency hedges are classified within Level 2. Auction-rate securities and short-term investments are valued using broker quotations. Foreign currency hedges are valued based on the present value of future cash flows using market-based observable inputs, including forward rates and credit default swap rates.
Short-Term Investments
     The Company’s short-term investments are fixed income securities and are recorded within current assets in the consolidated balance sheet.
Auction-Rate Securities
     The Company’s auction-rate securities are primarily backed by insurance products and are expected to be held until secondary markets become available. As a result, they are classified as long-term investments. These investments are currently accounted for as available-for-sale securities and recorded within other non-current assets in the consolidated balance sheet.
Foreign Exchange Contracts
     Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities, and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. The contract maturity dates do not exceed 12 months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as both cash flow and fair value hedges.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended September 26, 2008. This balance consists of fixed income and auction-rate securities that are classified as available-for-sale with temporary changes in fair value recorded to equity.

			Other-than-temporary
			impairment recognized
	Jun. 27, 2008	Redemptions	in earnings	Sept. 26, 2008

Short-term investments	$3	$(1)	$—	$2
Auction-rate securities	28	—	(3)	25

Total	$31	$(1)	$(3)	$27

9. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for the Company is the first quarter of fiscal 2010. The partial adoption of SFAS 157 for financial assets and financial liabilities in the Company’s first quarter of fiscal 2009 did not have a material impact on its consolidated financial statements. See Note 8. The Company is currently evaluating the impact the adoption of SFAS 157 will have on the non-financial assets and non-financial liabilities in its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company chose not to elect the fair value option for eligible items, and accordingly, the adoption of SFAS 159 in its first quarter of fiscal 2009 had no impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company is the first quarter of fiscal 2010. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The disclosure of fair values of derivative instruments and their gains and losses in a tabular format, as required by SFAS 161, should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company is the third quarter of fiscal 2009. The Company is currently evaluating the impact the adoption of SFAS 161 will have on its consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal year 2010. The Company is currently evaluating the impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 27, 2008.
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
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	growth in demand for hard drives in the various markets and factors contributing to such growth;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	expectations regarding our financial results for the second quarter and traditional seasonal demand and pricing trends;

•	our share repurchase plans;

•	our stock price volatility;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2009; and

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs.
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
     We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products and integrate them into external casings, embedding application software and presenting them as WD®-branded external storage appliances for purposes such as personal data backup and portable or expanded storage of digital music, photographs, video, and other digital data.
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 1 terabyte (“TB”), nominal rotation speeds of 5,400, 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD®-branded external storage appliances that utilize interfaces such as USB 2.0, external SATA, FireWire™ and Ethernet network connections. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our Green Power™ technology.
     We manufacture hard drives and head stack assemblies (“HSAs”) in Malaysia and Thailand. We also design and manufacture most of our required magnetic heads in California and head gimbal assemblies (“HGAs”) in Thailand, and we design in California and manufacture in Malaysia most of our required media and substrates. For geographical financial data, see Part II, Item 8, Note 6 in the Notes to Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K.
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
     Industry standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE (Parallel Advanced Technology Attachment, or “PATA”) and SATA, and the primary interfaces for enterprise systems are SCSI, SATA, SAS and FCAL. As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio® WD® RE, WD VelociRaptorTM and WD® AV hard drive families; and EIDE (PATA) on WD Caviar®, WD Scorpio® and WD®AV families.
     The number of disks and each disk’s areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks and heads as the areal density increases, potentially reducing product costs over time through reduced component requirements. In June 2008, we began shipping our WD Caviar® 3.5-inch family of drives at 333 GB per platter areal density. In September 2008, we began shipping our WD Scorpio® BlueTM  2.5-inch 500 GB drives at 250 GB per platter areal density.
First Quarter Overview
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED
	Sept. 26,		Sept. 28,
	2008		2007
Net revenue	$2,109	100.0%	$1,766	100.0%
Gross margin	424	20.1	323	18.3
Total operating expenses	190	9.0	188	10.6
Operating income	234	11.1	135	7.6
Net income	211	10.0	69	3.9
     The following is a summary of our financial performance for the first quarter of 2009:
•	Consolidated net revenue totaled $2.1 billion.

•	Sixty-one percent of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD branded product sales, as compared to 53% in the prior-year period.

•	Hard drive unit shipments increased by 34% over the prior-year period to 39.4 million.

•	Gross margin increased to 20.1%, compared to 18.3% for the prior-year period.

•	Operating income was $234 million, an increase of 73% over the prior-year period.

•	We generated $301 million in cash flow from operations in the first quarter of 2009, and we finished the quarter with $1.2 billion in cash and cash equivalents.

     For the December quarter, we expect revenue to remain consistent with the September quarter and our gross margin percentage to decrease from the September quarter as a result of the uncertain macroeconomic environment, the tightening of credit worldwide, degradation of average selling prices and the position of most hard disk drive competitors to provide mainstream capacities across the 2.5-inch and 3.5-inch product lines. Operating expenses are expected to remain consistent with the September quarter as we continue to invest in new product and technology.
Results of Operations
     In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), operating results for Komag prior to the date of the Acquisition (September 5, 2007) are not included in our operating results and are therefore not discussed. Accordingly, revenues and expenses for the three months ended September 26, 2008 reflect the addition of results from our media operations while results for the three months ended September 28, 2007 do not include operating results for Komag prior to the date of the Acquisition. This affects our discussion of changes in our revenues and expenses comparing these periods. In connection with the Acquisition, we incurred charges for in-process research and development and transition costs, which impacted our earnings in 2008.
     Net Revenue

	THREE MONTHS
	ENDED
	Sept. 26,	Sept. 28,	Percentage
(in millions, except percentages and ASP)	2008	2007	Change
Net revenue	$2,109	$1,766	19%
Unit shipments*	39.4	29.4	34
ASP (per unit)*	$53	$59	(10)

Revenues by Geography (%)*
Americas	23%	34%
Europe, Middle East and Africa	29	33
Asia	48	33

Revenues by Channel (%)*
OEM	56%	50%
Distributors	26	31
Branded products	18	19

Revenues by Product (%)*
Non-desktop sources	61%	53%
Desktop computers	39	47

*	Based on sales of hard drives only
     For the quarter ended September 26, 2008, net revenue was $2.1 billion, an increase of 19% over the quarter ended September 28, 2007. Total hard drive shipments increased to 39.4 million for the first quarter of 2009 as compared to 29.4 million for the first quarter of 2008. These unit and revenue increases resulted from higher overall demand for hard drives with higher capacities and our continuing diversification into non-desktop markets. For example, we shipped 14.6 million 2.5-inch drives in the first quarter of 2009 as compared to 5.9 million units in the first quarter of 2008. We shipped 3.9 million units to the DVR market in the first quarter of 2009 as compared to 3.7 million units in the first quarter of 2008. In addition, revenue from branded products increased to $383 million for the three months ended September 26, 2008 as compared to $321 million for the prior year’s comparable period. This increase is attributable to additional branded units shipped as a result of the growing worldwide acceptance of our My Book® and WD Passport® external digital storage appliances. Revenue from all non-desktop PC markets comprised 61% of hard drive revenue for the quarter ended September 26, 2008 as compared to 53% for the prior-year period.
     Average hard drive selling prices (“ASPs”) for the first quarter of 2009 were approximately $6 lower than the prior-year quarter due to the ready availability of comparable products from most competitors across the entire product range and the continuing competitive pricing environment.
     Changes in revenue by geography and by channel generally reflect normal fluctuations in market demand and competitive dynamics, as well as an increase in mobile drives sold to Asia. For the three months ended September 26, 2008, we had one customer, Dell Inc., that accounted for 10%, or more, of our revenue.
Gross Margin

	THREE MONTHS
	ENDED
	Sept. 26,	Sept. 28,	Percentage
(in millions, except percentages)	2008	2007	Change
Net revenue	$2,109	$1,766	19%
Gross margin	424	323	31
Gross margin %	20.1%	18.3%
     For the three months ended September 26, 2008, gross margin as a percentage of sales increased 180 basis points from the prior-year quarter. This result reflects an improved mix of revenues by market category and improved product mix. Our manufacturing throughput and costs also improved through operational efficiencies, higher utilization and a higher mix of products based on newer, more cost-effective technologies and the combination of media operations.
Operating Expenses

	THREE MONTHS
	ENDED
	Sept. 26,	Sept. 28,	Percentage
(in millions, except percentages)	2008	2007	Change
R&D expense	$133	$91	46%
SG&A expense	57	48	19
Acquired in-process research and development	—	49	—

Total operating expenses	190	188	1

     Research and development (“R&D”) expense was $133 million for the three months ended September 26, 2008, an increase of $42 million over the prior-year period. This increase includes $13 million relating to the integration of media operations with the remaining primarily related to the addition of in-house hard-disk controller and software development activities as well as expansion of our new product and technology capabilities.
     Selling, general and administrative (“SG&A”) expense was $57 million for the three months ended September 26, 2008, an increase of $9 million over the prior-year period. This increase was primarily due to the expansion of our sales and marketing infrastructure in support of our increased product line and customer base.
     During the three months ended September 28, 2007, we recorded a $49 million charge to operating expense related to an in-process research and development project acquired from Komag involving technology for higher recording densities on advanced perpendicular recording media. As these advanced products were not ready for commercial production and had no alternative future use, the fair value of the development effort did not qualify for capitalization and was immediately expensed.
Non-Operating Income (Expense)
     Non-operating income (expense), decreased $7 million for the three months ended September 26, 2008 as compared to the prior-year period primarily due to a decrease in the rates of return on our investments and recognized losses on investments of $3 million.
Income Tax Provision
     The Company’s income tax provision for the three months ended September 26, 2008 was $19 million as compared to $69 million for the three months ended September 28, 2007. The decrease primarily consists of a reduction in the charges for taxes related to the license of intellectual property to subsidiaries. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
Liquidity and Capital Resources
     We ended the first quarter of fiscal 2009 with total cash and cash equivalents of $1.2 billion. The following table summarizes our statements of cash flows for the three months ended September 26, 2008 and September 28, 2007 (in millions):

	THREE MONTHS ENDED
	Sept. 26,	Sept. 28,
	2008	2007
Net cash flow provided by (used in):
Operating activities	$301	$219
Investing activities	(161)	(1,009)
Financing activities	(31)	741

Net increase (decrease) in cash and cash equivalents	$109	$(49)

Operating Activities
     Net cash provided by operating activities during the three months ended September 26, 2008 was $301 million as compared to $219 million during the three months ended September 28, 2007. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital changes was $40 million for the three months ended September 26, 2008 as compared to $45 million for the prior-year period.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended September 26, 2008 and September 28, 2007 were as follows:

	THREE MONTHS ENDED
	Sept. 26,	Sept. 28,
	2008	2007
Days sales outstanding	47	51
Days in inventory	26	29
Days payables outstanding	(66)	(70)

Cash conversion cycle	7	10

     For the three months ended September 26, 2008, our days sales outstanding (“DSOs”) decreased by 4 days, days in inventory (“DIOs”) decreased by 3 days, and days payable outstanding (“DPOs”) decreased by 4 days compared to the prior-year period. DSOs decreased by 1 day, excluding the impact the Acquisition had on the prior-year period, as a result of the improved linearity of shipments in the current quarter as compared to the prior-year period. DSOs are also affected by changes in customer mix. The decrease in DIOs is primarily a result of our improved management of media inventory since the Acquisition.
     DPOs increased by 2 days excluding the impact the Acquisition had on the prior-year period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
     Net cash used in investing activities for the three months ended September 26, 2008 was $161 million as compared to $1.0 billion for the three months ended September 28, 2007. Investment activities in the three months ended September 26, 2008 consisted primarily of capital expenditures of $162 million. Investment activities in the three months ended September 28, 2007 included $911 million used in the Acquisition and $163 million in capital expenditures, offset by $65 million in net proceeds from investments.
     For fiscal 2009, capital additions are currently expected to be approximately $750 million. Depreciation and amortization expense for fiscal 2009 is expected to approximate $475 million.
     Our cash and cash equivalents of $1.2 billion are invested primarily in readily accessible, AAA rated institutional money-market funds, the majority of which are backed by the U.S. government. We have auction-rate securities that are expected to be held until secondary markets become available and as a result have been classified as long-term investments. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheet. The estimated market values of these investments are subject to fluctuation. Unrealized holding gains and losses are generally recorded in other comprehensive income. However, if a decline in fair value is determined to be other-than-temporary, the cost basis is written down to fair value through earnings. The carrying value of our investments in auction-rate securities was reduced from $28 million as of June 27, 2008 to $25 million as of September 26, 2008 as a result of the recognition of $3 million in other-than-temporary losses.
Financing Activities
     Net cash used in financing activities for the three months ended September 26, 2008 was $31 million as compared to net cash provided by financing of $741 million in the prior year. Net cash used in financing activities for the three months ended September 26, 2008 resulted primarily from $36 million used to repurchase our common stock offset by $8 million provided by excess tax benefits from employee stock plans. Net cash provided by financing activities for the three months ended September 28, 2007 resulted from $750 million in debt proceeds used to fund the Acquisition and $10 million in proceeds from the issuance of common stock under employee plans, offset by $16 million used to repurchase our common stock and $3 million used for debt repayment.
Off-Balance Sheet Arrangements
     Other than facility and equipment lease commitments incurred in the normal course of business and certain indemnification provisions (see Contractual Obligations and Commitments below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our unaudited condensed consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.
Contractual Obligations and Commitments
     Credit Facility —  In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 3.75% as of September 26, 2008 and requires sixteen quarterly principal payments beginning in June 2009 of approximately $18 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. As of September 26, 2008, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
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
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended June 27, 2008, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts.
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
     Forward Exchange Contracts — We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, of this Quarterly Report on Form 10-Q under the heading “Disclosure About Foreign Currency Risk”, for our current forward exchange contract commitments.
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
     Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions. Since the inception of this stock repurchase program through September 26, 2008, we have repurchased 18 million shares for a total cost of $284 million (including commissions). We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     Unrecognized Tax Benefits — As of September 26, 2008, our total cash liability representing unrecognized tax benefits was $31 million. We estimate the timing of the future payments of these liabilities to be within the next five years. See Part I, Item 1, Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our tax liability for unrecognized tax benefits.
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
Critical Accounting Policies and Estimates
     We have prepared the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
Revenue and Accounts Receivable
     In accordance with standard industry practice, we have agreements with resellers that provide limited price protection for inventories held by resellers at the time of published list price reductions and other incentive programs. In accordance with current accounting standards, we recognize revenue upon delivery to OEMs, ODMs and resellers and record a reduction of revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. We base these adjustments on anticipated price decreases during the reseller holding period, estimated amounts to be reimbursed to qualifying customers, as well as historical pricing information. If end-market demand for hard drives declines significantly, we may have to increase sell-through incentive payments to resellers, resulting in an increase in our allowances, which could adversely impact operating results. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. We apply the provisions of Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and such agreements and programs are recorded as a reduction of revenue.
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
Warranty
     We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help prepare our estimates and we exercise judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Inventory
     We value inventories at the lower of cost (first-in, first-out and weighted average methods) or net realizable value. We use the first-in, first-out method to value the cost of the majority of our inventories, while we use the weighted-average method to value our precious metals. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by us. We have determined that it is less practicable to assign specific costs to individual units of precious metal and, as such, we relieve our precious metals inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a first-in, first-out method. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
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
Litigation and Other Contingencies
     We apply Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, we disclose material contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
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
     We recognize liabilities for uncertain tax positions based on the two-step process prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for the Company is the first quarter of fiscal 2010. The partial adoption of SFAS 157 for financial assets and financial liabilities in the Company’s first quarter of fiscal 2009 did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact the adoption of SFAS 157 will have on the non-financial assets and non-financial liabilities in its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company chose not to elect the fair value option for eligible items, and accordingly, the adoption of SFAS 159 in its first quarter of fiscal 2009 had no impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company is the first quarter of fiscal year 2010. The Company is currently evaluating the impact of adoption of SFAS 141(R) will have on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The disclosure of fair values of derivative instruments and their gains and losses in a tabular format, as required by SFAS 161, should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company is the third quarter of fiscal 2009. The Company is currently evaluating the impact the adoption of SFAS 161 will have on its consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal 2010. The Company is currently evaluating the impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as both cash flow and fair value hedges. See Part II, Item 8,

Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 27, 2008.
     As of September 26, 2008, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Loss
Foreign exchange contracts:
Thai Baht cash flow hedges	$542	33.52	$(8)
Thai Baht fair value hedges	$131	33.98	—
Malaysian Ringgit cash flow hedges	$227	3.27	$(6)
Euro fair value hedges	$10	0.68	—

*	Expressed in units of foreign currency per dollar.
     During the three-month periods ended September 26, 2008 and September 28, 2007, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
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
Credit Market Risk
     Our long-term investments consist of auction-rate securities totaling $25 million as of September 26, 2008. The negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities prior to maturity of the underlying assets. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions. Rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate these investments will affect our ability to execute our current business plan.
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
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended September 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 6 of our unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 27, 2008. Except for the first five risk factors below, there have been no material changes in our assessment of the risk factors that we have updated. All of our risk factors are included below.
Negative worldwide economic conditions could result in a decrease in our sales and revenue and an increase in our operating costs, which could adversely affect our business and operating results.
      If the current worldwide economic downturn continues, many of our direct and indirect customers may delay or reduce their purchases of hard drives and systems containing hard drives. In addition, many of our customers in each of the OEM, distribution and retail channels rely on credit financing in order to purchase our products. If the negative conditions in the global credit markets prevent our customers’ access to credit, product orders in these channels may decrease which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. These actions could cause reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.
Negative worldwide economic conditions could prevent us from accurately forecasting demand for our products which could adversely affect our operating results or market share.
      The current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.
Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.
     We finance a portion of our sales through trade credit. In addition to ongoing credit evaluations of our customers’ financial condition, we seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances. We could suffer significant losses if a customer whose accounts receivable we have not insured, or underinsured, fails and is unable to pay us. Additionally, as global economic conditions worsen, the risk increases that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.
Our entry into additional storage markets increases the complexity of our business and if we are unable to successfully adapt our business processes as required by these new markets we will be at a competitive disadvantage and our ability to grow will be adversely affected.

     As we expand our product line to sell into additional storage markets, the overall complexity of our business increases at an accelerated rate and we must make necessary adaptations to our business model to address these complexities. For example, as we have previously disclosed, we have been investing in technology to develop and support a product line to sell to mainstream enterprise market customers. In addition to requiring significant capital expenditures, our entry into the mainstream enterprise market adds complexity to our business that requires us to effectively adapt our business and management processes to address the unique challenges and different requirements of the mainstream enterprise market, while maintaining a competitive operating cost model. If we fail or are delayed in our attempts to enter into the mainstream enterprise storage market, we will remain at a competitive disadvantage to the companies that serve this market and our ability to continue our growth will be negatively affected.
If we fail to be competitive against alternative storage technologies our business may suffer.
     Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Companies that produce alternative storage technologies like solid state storage, or flash memory technology, have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives and mobile phones that require lower capacity and lower performance without regard to cost-per-gigabyte. Typically, storage needs for higher capacity and performance, with lower cost-per-gigabyte, have been better served by hard drives. However, advances in semiconductor technology have resulted in flash memory emerging as a technology that is competitive with hard drives for niche high performance needs in advanced digital computing markets such as enterprise servers and storage, in spite of the associated challenges in the attributes of cost, capacity and reliability. Additionally, solid state storage is produced by large semiconductor companies who can sell their products at lower prices and operate their solid state storage business unit at a loss while still remaining profitable overall in an attempt to gain market share. There can be no assurance that we will be successful in anticipating and developing new products in response to solid state storage, as well as other competing technologies, and if our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid state storage, we will be at a competitive disadvantage to companies using semiconductor technology and our business will suffer.
Declines in average selling prices (“ASPs”) in the hard drive industry could adversely affect our operating results.
     Historically, the hard drive industry has experienced declining ASPs. Our ASPs tend to decline when competitors lower prices as a result of decreased costs or to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. Our ASPs also decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. When ASPs in the hard drive industry decline, our ASPs are also likely to decline, which adversely affects our operating results.
If we fail to anticipate or timely respond to changes in the markets for hard drives, our operating results could be adversely affected.
     During past economic downturns, as well as over the past few years, the consumer market for computers has shifted significantly towards lower priced systems and we therefore expect this trend to continue in light of the current negative worldwide macroeconomic conditions. If we are not able to continue to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results. The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that, as content increasingly converts to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives may be found in many products other than computers, such as consumer electronic devices. Accurate forecasts for future requirements of these new markets remain challenging.

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
Our failure to accurately forecast market and customer demand for our products could adversely affect our business and financial results or operating efficiencies.
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
     In order to efficiently and timely meet the demands of our OEM customers, we position our products in multiple strategic locations based on the amounts forecasted by such customers. If an OEM customer’s actual product demands decrease significantly from its forecast, then we may incur additional costs in re-locating the products that have not been purchased by the OEM. This could result in a delay in our product sales and an increase in our operating costs, which may negatively impact our operating results.
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
     To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch hard drives for the desktop, enterprise, CE and external storage markets, and we also offer 2.5-inch form factor hard drives for the mobile, CE and external storage markets. However, demand for hard drives may shift to products in form factors or with interfaces that our competitors offer but which we do not. Expansion into other hard drive markets and resulting increases in manufacturing capacity requirements may require us to make substantial additional investments due in part because our operations are largely vertically integrated now that we manufacture heads and media for use in many of the hard drives we manufacture. If we fail to successfully expand into new hard drive markets with products that we do not currently offer, we may lose business to our competitors who offer these products.
If we fail to successfully manage our new product development or new market expansion, or if we fail to anticipate the issues associated with such development or expansion, our business may suffer.
     While we continue to develop new products and look to expand into other hard drive markets, the success of our new product introductions depends on a number of factors, including our ability to anticipate and manage a variety of issues associated with these new products and new markets, such as:
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
     Further, we need to identify how any of the hard drive markets into which we are expanding may have different characteristics from the markets in which we currently exist and properly address these differences. These characteristics may include:
•	demand volume requirements;

•	demand seasonality;

•	product generation development rates;

•	customer concentrations;

•	warranty expectations and product return policies; and

•	cost, performance and compatibility requirements.
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
If we do not adapt to the changing requirements or predict the size and demands of the 2.5-inch hard drive markets, our market share and business may suffer.
     To remain a market leader for 2.5-inch hard drives in the mobile market, we must predict and successfully adapt to the requirements of the mobile markets, such as different features, performance and form factors. As the mobile market evolves, the requirements in this market may expand for products that we do not currently offer such as solid state storage products or 1.8-inch form factor hard drives. We must predict and quickly react to these changing requirements especially as the mobile market becomes an increasingly more important part of our overall business.
     If we do not predict the size and demands of the markets for 2.5-inch hard drives, including the mobile market, we may lose our market leadership position and our business may suffer. For example, if a market that traditionally has used 3.5-inch hard drives, such as the desktop PC market, shifts its volume demand to 2.5-inch hard drives at a faster rate than we anticipate, our ability to meet the demands of such market, as well as continuing to meet the demands of the mobile market, may be impaired, which may cause us to lose market share and our business may suffer.
Selling to the retail market has become an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.
     We sell our branded products directly to a select group of major retailers, such as computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at a small number of major retailers that have strong buying power and pricing leverage. If we fail to successfully maintain a customer preference for WD®-brand products or fail to successfully expand into multiple channels, our operating results may be adversely affected.
     Additionally, we face strong competition in maintaining and trying to grow our market share in the retail market, particularly because of the relatively low barriers to entry in this market. For example, several additional hard drive manufacturers have recently disclosed plans to expand into the external storage market and as these companies attempt to gain market share, we may have difficulty in maintaining or growing our market share and there may be increased downward pressure on pricing. We will continue to introduce new products in the retail market that incorporate our disk drives; however, there can be no assurance that these products will gain market acceptance, and if they do not, our operating results could suffer.

Loss of market share with or by a key customer could harm our operating results.
     During the quarter ended September 26, 2008, a large percentage of our revenue came from sales to our top 10 customers, which accounted for 51% of our revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.
Current or future competitors may gain a technology advantage or develop an advantageous cost structure that we cannot match.
     It may be possible for our current or future competitors to gain an advantage in product technology, manufacturing technology, or process technology, which may allow them to offer products or services that have a significant advantage over the products and services that we offer. Advantages could be in capacity, performance, reliability, serviceability, or other attributes. We may be at a competitive disadvantage to any companies that are able to gain these advantages.
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
     Some of our competitors earn a significant portion of their revenue from business units outside the hard drive industry. Because they do not depend solely on sales of hard drives to achieve profitability, they periodically sell hard drives at lower prices and operate their hard drive business unit at a loss while still remaining profitable overall. In addition, if these competitors can increase sales of non-hard drive products to the same customers, they may benefit from selling their hard drives at lower prices. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.
If we fail to qualify our products with our customers or if product life cycles lengthen, it may have a significant adverse impact on our sales and margins.
     We regularly engage in new product qualification with our customers. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in delayed or reduced product sales, reduced product margins caused by having to continue to offer a more costly current generation product, or lost sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume OEMs, which continue to consolidate their share of the storage markets. Likewise, if product life cycles lengthen, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could reduce our profits because we expect declining gross margins on our current generation products as a result of competitive pressures.
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
A competitive cost structure is critical to our operating results and increased costs may adversely affect our operating margin.
     A competitive cost structure for our products, including critical components, labor and overhead, is critical to the success of our business, and our operating results depend on our ability to maintain competitive cost structures on new and established products. If our competitors are able to achieve a lower cost structure for manufacturing hard drives, and we are unable to match their cost structure, we could be at a competitive disadvantage to those competitors.
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
     Certain components are available from a limited number of suppliers, and we are sole sourced with some of these suppliers on certain products. Because we depend on a limited number of suppliers for certain hard drive components and manufacturing equipment, each of the following could significantly harm our operating results:
•	an unwillingness of a supplier to supply such components or equipment to us;

•	an increase in the cost of such components or equipment;

•	an extended shortage of required components or equipment;

•	consolidation of key suppliers, such as the acquisition of Brilliant Manufacturing Limited by Nidec Corporation, the acquisition of Agere Systems Inc. by LSI Corporation, the acquisition of Infineon Technologies’ hard drive semiconductor business by LSI Corporation, the acquisition of Alps Electric Co. Ltd.’s magnetic device division’s assets and related intellectual property by TDK Corp, the acquisition of Magnecomp Precision Technology Public Company Limited by TDK Corp, and the planned hard disk media operations joint venture between Showa Denko K.K. and Hoya Corporation;

•	failure of a key supplier’s business process;

•	a key supplier’s or sub-supplier’s inability to access credit necessary to operate its business; or

•	failure of a key supplier to remain in business, to remain an independent merchant supplier, to adjust to market conditions, or to meet our quality, yield or production requirements.
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

     To reduce the risk of component shortages, we attempt to provide significant lead times when buying components. As a result, we may be subject to cancellation charges if we cancel orders, which may occur when we make technology transitions or when our component needs change. In addition, we have entered into contractual commitments with component suppliers, and may enter into contractual commitments with other component suppliers, in an effort to increase and stabilize the supply of those components and enable us to purchase such components at favorable prices. Some of these commitments require or may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components.
Failure by certain suppliers to effectively and efficiently develop and manufacture components, technology or production equipment for our products may adversely affect our operations.
     We rely on suppliers for various component parts that we integrate into our hard drives but do not manufacture ourselves, such as semiconductors, motors, flex circuits and suspensions. Likewise, we rely on suppliers for certain technology and equipment necessary for advanced development technology for future products. Some of these components, and most of this technology and production equipment, must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of with whom we are sole sourced. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated with our products, and technology and production equipment that can be used to develop and manufacture our next-generation products efficiently. The failure of these suppliers to effectively and efficiently develop and manufacture components that can be integrated into our products or technology and production equipment that can be used to develop or manufacture next generation products may cause us to experience inability or delay in our manufacturing and shipment of hard drive products, our expansion into new technology and markets, or our ability to remain competitive with alternative storage technologies, therefore adversely affecting our business and financial results.
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
     If product life cycles lengthen, we may need to develop new technologies or programs to reduce our costs on any particular product to maintain competitive pricing for that product. If product life cycles shorten, it may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. In addition, shortening of product life cycles also makes it more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.
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
     Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some technologies, such as current-perpendicular-to-plane (“CPP”) and energy assisted magnetic recording, discrete track recording (“DTR”) and other similar potentially break through technology, that will represent revolutionary recording technologies if they can be implemented by a competitor on a commercially viable basis ahead of the industry, which could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and media, which may cause longer production times and reduce the overall availability of media in the industry. Additionally, the new technology requires a greater degree of integration between heads and media which may lengthen our time of development of hard drives using this technology.
     Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components, technology and production equipment that accommodate the new technology. For example, advanced wafer and media manufacturing technologies have historically been developed for use in the semiconductor industry prior to the hard drive industry. However, successful implementation of the use of DTR with hard drive media currently presents a significant technical challenge facing the hard drive industry but not the semiconductor industry. Therefore, our suppliers may not be willing to dedicate adequate engineering resources to develop manufacturing equipment for DTR media prior to a need for the equipment in the semiconductor industry. We believe that if DTR technology is not successfully implemented in the hard drive industry, then alternative storage technologies like solid state storage may more rapidly overtake hard drives as the preferred storage solution for higher capacity storage needs. This result would put us at a competitive disadvantage and negatively impact our operating results.
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
If we do not properly manage the technology transitions of our products, our competitiveness and operating results may be negatively affected.
     The storage markets in which we offer our products continuously undergo technology transitions which we must anticipate and adapt our products to address in a timely manner. For example, serial interfaces normally go through cycles in which their maximum speeds double. We must effectively manage the transition of the features of our products to address these faster interface speeds in a timely manner in order to remain competitive and cost effective. If we fail to successfully and timely manage the transition to faster interface speeds, we may be at a competitive disadvantage to other companies that have successfully adapted their products in a timely manner and our operating results may suffer.

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
     We design and manufacture a substantial portion of the heads and media required for the hard drives we manufacture. We fabricate wafers in our Fremont, California facility, and the wafers are then sent to our Thailand facility for slider fabrication and wafer slicing and HGA assembly and testing. Additionally, we manufacture the majority of our media and substrates in four facilities in Penang, Johor and Sarawak, Malaysia. A fire, flood, earthquake or other disaster, condition or event such as a power outage that adversely affects any of these facilities would significantly affect supply of our heads or media, and limit our ability to manufacture hard drives which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.
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
     To achieve consistent success with our customers, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. Our operating results will be adversely affected if we fail to:
•	maintain overall quality of products in new and established programs;

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies;

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs;

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products;

•	obtain customer qualification of these products on a timely basis by meeting all of our customers’ needs for performance, quality and features;

•	maintain an adequate supply of components required to manufacture our products; or

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands.

Manufacturing and marketing our products abroad subjects us to numerous risks.
     We are subject to risks associated with our foreign manufacturing operations and foreign marketing efforts, including:
•	obtaining requisite U.S. and foreign governmental permits and approvals;

•	currency exchange rate fluctuations or restrictions;

•	political instability and civil unrest, such as the recent protests and violence in Bangkok, Thailand;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor problems;

•	trade restrictions or higher tariffs;

•	copyright levies or similar fees imposed in European and other countries:

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.
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
If we are unable to retain or hire key staff and skilled employees our business results may suffer.
     Our success depends upon the continued contributions of our key staff and skilled employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the hard drive industry is intense and as we attempt to move to a position of technology leadership in the storage industry, our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees as well as attract, integrate and retain new skilled employees. Volatility or lack of positive performance in our stock price and the overall markets may adversely affect our ability to retain key staff or skilled employees who have received equity compensation, and this risk has been increased by the recent rapid drop of our stock price which has caused many of our key staff and skilled employees to lose the value of the equity compensation that they have received as an incentive to remain in our employ and work towards the success of our operations. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, when our operating results are negatively impacted by events such as the current global economic downturn, we are at a competitive disadvantage for retaining and hiring key staff and skilled employees versus other companies that pay a relatively higher fixed salary. If we are unable to retain our existing key staff or skilled employees, or hire and integrate new key staff or skilled employees, or if we fail to implement succession plans for our key staff, our operating results would likely be harmed.
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
The costs of compliance with environmental regulation and customers’ standards of corporate citizenship could cause an increase in our operating costs.
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
     In connection with our compliance with such environmental laws and regulations, as well as our compliance with the specific standards of business conduct required by some of our customers and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliance with these standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition or operating results to suffer.
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
     Our long-term investments consist of auction-rate securities totaling $25 million as of September 26, 2008. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. For example, during the quarter ended September 26, 2008, the market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions and as a result, we recognized $3 million of other-than-temporary losses to mark the remaining investments to estimated market value. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an additional impairment charge.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides information about repurchases by us of our common stock during the quarter ended September 26, 2008:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share	Program (1)	Program(1)
Jun. 28, 2008 — Jul. 25, 2008	2,860	(2)	$33.88	—	$502,524,104
Jul. 26, 2008 — Aug. 22, 2008	1,239,956	(2)	$28.92	1,228,061	$467,004,422
Aug. 23, 2008 — Sept. 26, 2008	4,532	(2)	$23.21	—	$467,004,422

Total	1,247,348		$28.92	1,228,061	$467,004,422

(1)	As announced on November 21, 2005, our Board of Directors authorized us to repurchase $250 million of our common stock in open market transactions under a program during the five-year period from November 17, 2005 to November 17, 2010. On April 3, 2008, we announced the authorization of the repurchase of an additional $500 million of our common stock under the program and an extension of the program period until March 31, 2013.

(2)	Includes shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended September 11, 2008†*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.8	Amended and Restated Deferred Compensation Plan, effective September 11, 2008†*

10.10.6	Sixth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 1, 2008†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Dated: October 31, 2008	Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended September 11, 2008†*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.8	Amended and Restated Deferred Compensation Plan, effective September 11, 2008†*

10.10.6	Sixth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 1, 2008†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.