Form 10-Q
period 2008-12-26
WESTERN DIGITAL CORP
filed 2009-01-29
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on January 22, 2009, 222,608,707 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets — December 26, 2008 and June 27, 2008	3
Condensed Consolidated Statements of Income — Three and Six Months Ended December 26, 2008 and December 28, 2007	4
Condensed Consolidated Statements of Cash Flows — Six Months Ended December 26, 2008 and December 28, 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 6. Exhibits	46
Signatures	47
EX-10.1
EX-10.1.10
EX-10.6
EX-10.7
EX-10.14
EX-10.15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every five years, we report a 53-week fiscal year to align our fiscal quarters. The quarters ended December 26, 2008 and December 28, 2007 were 13 weeks. Fiscal year 2008 was comprised of 52 weeks and ended on June 27, 2008. Fiscal year 2009 will be comprised of 53 weeks and will end on July 3, 2009. Fiscal fourth quarter 2009 will consist of 14 weeks. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital, WD, the WD logo, WD Caviar, WD VelociRaptor, WD Scorpio and GreenPower are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Dec. 26,	Jun. 27,
	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,376	$1,104
Accounts receivable, net	926	1,010
Inventories	446	456
Advances to suppliers	18	36
Other current assets	129	125

Total current assets	2,895	2,731
Property and equipment, net	1,620	1,668
Goodwill	116	116
Other intangible assets, net	70	81
Other non-current assets	270	279

Total assets	$4,971	$4,875

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,075	$1,181
Accrued expenses	243	266
Accrued warranty	94	90
Current portion of long-term debt	60	27

Total current liabilities	1,472	1,564
Long-term debt	444	482
Other liabilities	134	133

Total liabilities	2,050	2,179
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 225 shares	2	2
Additional paid-in capital	909	906
Accumulated comprehensive loss	(11)	(12)
Retained earnings	2,047	1,822
Treasury stock — common shares at cost; 1 share	(26)	(22)

Total shareholders’ equity	2,921	2,696

Total liabilities and shareholders’ equity	$4,971	$4,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2008	2007	2008	2007
Revenue, net	$1,823	$2,204	$3,933	$3,970
Cost of revenue	1,533	1,691	3,219	3,134

Gross margin	290	513	714	836

Operating expenses:
Research and development	119	122	252	213
Selling, general and administrative	42	59	99	107
Acquired in-process research and development	—	—	—	49
Restructuring	113	—	113	—

Total operating expenses	274	181	464	369

Operating income	16	332	250	467
Other income (expense):
Interest income	2	8	6	17
Interest and other expense	(11)	(24)	(19)	(30)

Total other expense, net	(9)	(16)	(13)	(13)

Income before income taxes	7	316	237	454
Income tax expense (benefit)	(7)	11	12	80

Net income	$14	$305	$225	$374

Income per common share:
Basic	$0.06	$1.39	$1.01	$1.71

Diluted	$0.06	$1.35	$1.00	$1.66

Weighted average shares outstanding:
Basic	222	220	222	219

Diluted	224	226	225	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	SIX MONTHS
	ENDED
	Dec. 26,	Dec. 28,
	2008	2007
Cash flows from operating activities
Net income	$225	$374
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	239	189
Stock-based compensation	21	17
Deferred income taxes	(7)	62
Loss on investments	9	8
Non-cash portion of restructuring	80	—
Acquired in-process research and development	—	49
Changes in:
Accounts receivable	84	(270)
Inventories	10	5
Advances to suppliers	18	54
Accounts payable	(63)	202
Accrued expenses	11	39
Other assets and liabilities	(26)	9

Net cash provided by operating activities	601	738

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(915)
Purchases of property and equipment	(302)	(332)
Purchases of investments	—	(102)
Sales and maturities of investments	1	309

Net cash used in investing activities	(301)	(1,040)

Cash flows from financing activities
Issuance of common stock under employee plans	12	34
Taxes on issuance of common stock under employee plans	(3)	(2)
Tax benefit from employee stock plans	4	—
Repurchases of common stock	(36)	(16)
Repayment of acquired convertible debentures	—	(250)
Proceeds from debt	—	760
Repayment of debt	(5)	(7)

Net cash (used in) provided by financing activities	(28)	519

Net increase in cash and cash equivalents	272	217
Cash and cash equivalents, beginning of period	1,104	700

Cash and cash equivalents, end of period	$1,376	$917

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$7
Cash paid for interest	$4	$15

Supplemental disclosure of non-cash investing and financing activities:
Acquired convertible debentures	$—	$248
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
     Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies which are consistent throughout the periods presented. However, actual results could differ from these estimates. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
2. Supplemental Financial Statement Data
Inventories

	Dec. 26,	Jun. 27,
	2008	2008
	(in millions)
Raw materials and component parts	$124	$144
Work-in-process	159	145
Finished goods	163	167

Total inventories	$446	$456

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help with estimates and assists in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Also, during a period of declining revenue, the percentage of warranty utilization to revenue may increase. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the three and six months ended December 26, 2008 and December 28, 2007 were as follows (in millions):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2008	2007	2008	2007
Warranty accrual, beginning of period	$119	$97	$114	$90
Charges to operations	30	25	61	50
Utilization	(26)	(17)	(48)	(33)
Changes in estimate related to pre-existing warranties	(2)	(3)	(6)	(5)

Warranty accrual, end of period	$121	$102	$121	$102

     Accrued warranty also includes amounts classified in non-current liabilities of $27 million at December 26, 2008, $24 million at June 27, 2008, and $22 million at December 28, 2007.
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
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2008	2007	2008	2007
Net income	$14	$305	$225	$374

Weighted average shares outstanding:
Basic	222	220	222	219
Employee stock options and other	2	6	3	6

Diluted	224	226	225	225

Income per common share:
Basic	$0.06	$1.39	$1.01	$1.71

Diluted	$0.06	$1.35	$1.00	$1.66

Anti-dilutive common share equivalents excluded*	5	2	4	2

*	For purposes of computing diluted income per common share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation.
4. Debt
     In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 2.75% as of December 26, 2008 and requires sixteen quarterly principal payments beginning in June 2009 of approximately $18 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. As of December 26, 2008, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.

5. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three and six months ended December 26, 2008, the Company charged to expense $5 million and $10 million, respectively, for stock-based compensation related to options issued under stock option plans and the Employee Stock Purchase Plan (“ESPP”), compared to $4 million and $8 million in the comparative prior-year period. At December 26, 2008, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $41 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.6 years.
Fair Value Disclosures
     The fair value of stock options granted during the three and six months ended December 26, 2008 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three and six months ended December 26, 2008 and December 28, 2007 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2008	2007	2008	2007
Suboptimal exercise factor	1.73	1.66	1.73	1.57
Range of risk-free interest rates	0.38% to 1.80%	3.31% to 3.96%	0.38% to 3.44%	3.31% to 4.38%
Range of expected stock price volatility	0.49 to 0.71	0.37 to 0.63	0.43 to 0.71	0.33 to 0.67
Weighted average expected volatility	0.56	0.46	0.49	0.47
Post-vesting termination rate	4.15%	5.67%	4.39%	5.38%
Dividend yield	—	—	—	—
Fair value	$7.01	$10.71	$9.62	$8.94
     The weighted average expected term of the Company’s stock options for the three and six months ended December 26, 2008 was 4.79 years and 5.49 years, respectively, compared to 5.51 years and 5.29 years in the comparative prior-year period.
     The fair value of ESPP rights issued is estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 26, 2008.

Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 27, 2008	8.0	$14.92
Granted	1.7	23.82
Exercised	(0.1)	9.34
Canceled or expired	—	—

Options outstanding at September 26, 2008	9.6	$16.47
Granted	0.2	15.17
Exercised	(0.1)	8.33
Canceled or expired	—	—

Options outstanding at December 26, 2008	9.7	$16.48	5.5	$15

Exercisable at December 26, 2008	5.2	$10.93	4.7	$15

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on December 26, 2008 for those awards that have an exercise price currently below the quoted price. As of December 26, 2008, the Company had options outstanding to purchase an aggregate of 2.9 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $15 million. During the three and six months ended December 26, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.3 million and $1.6 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised under the Company’s stock option plans during the three and six months ended December 28, 2007 was $26 million and $40 million respectively.
Deferred Stock Compensation
     The Company granted approximately 0.7 million restricted stock units during the six months ended December 26, 2008, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of these awards was $16 million at the date of grant. As of December 26, 2008, the aggregate unamortized fair value of all unvested restricted stock and restricted stock unit awards was $46 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.1 years. For the three and six months ended December 26, 2008, the Company charged to expense approximately $6 million and $11 million, respectively, related to restricted stock and restricted stock unit awards that were vested during the period, compared to $5 million and $9 million in the comparative prior-year period.
6. Legal Proceedings
     In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.
     On June 20, 2008, Convolve, Inc. (“Convolve”) filed a complaint against the Company and two other companies for patent infringement in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. Plaintiff is seeking unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. The Company intends to defend itself vigorously in this matter.
     On December 8, 2008, MagSil Corporation and the Massachusetts Institute of Technology filed a complaint in the District of Delaware against the Company and seven other companies in the disk drive industry alleging infringement of U.S. Patent Nos. 5,629,922 and 5,835,314. Plaintiffs are seeking unspecified monetary damages and injunctive relief. The asserted patents allegedly relate to tunneling magnetoresistive technology. The Company intends to defend itself vigorously in this matter.

7. Income Taxes
     The Company’s income tax benefit for the three months ended December 26, 2008 was a net $7 million which consists of a tax provision of $6 million, offset by a $6 million tax benefit related to the extension of the research and development tax credit, which was enacted into law in October 2008, and a $7 million favorable adjustment to previously recorded tax accruals to reflect a change in the Company’s outlook of future income before taxes. The Company’s income tax expense for the six months ended December 26, 2008 was $12 million. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
     In the quarter ended December 26, 2008, the Company recognized a $2 million increase in the liability for unrecognized tax benefits. As of December 26, 2008, the Company had approximately $115 million of unrecognized tax benefits. Interest and penalties recognized on such amounts were not material.
     The IRS is scheduled to commence an examination of the fiscal years ended 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag. Additionally, the Company’s French subsidiary is under examination by the local tax authorities for fiscal years 2003 through 2005.
     Audit outcomes and the timing of audit settlements are subject to significant uncertainty and could require the Company to pay amounts to the IRS or local tax authorities in order to resolve examination of the Company’s uncertain tax positions. As a result, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of December 26, 2008, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the Company’s tax examination of uncertain tax positions.
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

     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 26, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Dec. 26, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$647	$647	$—	$—
Short-term investments	2	—	—	2
Auction-rate securities	19	—	—	19
Liabilities
Foreign exchange contracts	$16	$—	$16	$—
     The Company’s money market funds are classified within Level 1 and valued based on quoted market prices. Short-term investments are classified within Level 3 and valued based on broker quotations. Auction-rate securities are classified within Level 3 and valued using a third party pricing service. Foreign currency hedges are classified within Level 2 and valued based on the present value of future cash flows using market-based observable inputs, including forward rates and credit default swap rates.
Money Market Funds
     The Company’s money market funds are AAA rated institutional money market funds which are invested in U.S. Treasury securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheet.
Short-Term Investments
     The Company’s short-term investments are fixed income securities and are recorded within other current assets in the condensed consolidated balance sheet.
Auction-Rate Securities
     The Company’s auction-rate securities are primarily backed by insurance products and are expected to be held until secondary markets become available. As a result, they are classified as long-term investments. These investments are currently accounted for as available-for-sale securities and recorded within other non-current assets in the condensed consolidated balance sheet.
Foreign Exchange Contracts
     Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities, and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. The contract maturity dates do not exceed 12 months. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as both cash flow and fair value hedges. Foreign exchange contracts are classified within accrued expenses in the condensed consolidated balance sheet.

     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and six months ended December 26, 2008. This balance consists of fixed income and auction-rate securities that are classified as available-for-sale.

	Short-term	Auction-rate
	investments	securities	Total
June 27, 2008	$3	$28	$31
Redemptions	(1)	—	(1)
Other-than-temporary impairment recognized in earnings	—	(3)	(3)

September 26, 2008	2	25	27
Redemptions	—	—	—
Other-than-temporary impairment recognized in earnings	—	(6)	(6)

December 26, 2008	$2	$19	$21

9. Restructuring
     On December 17, 2008, the Company announced a restructuring plan to realign its cost structure as a result of a softer demand environment. The restructuring plan includes the closure of one of the Company’s hard drive manufacturing facilities in Thailand, the closure or disposal of one of its substrate manufacturing facilities in Malaysia, and headcount reductions throughout the world. Implementation of the plan will continue through the end of the Company’s third fiscal quarter and is expected to result in total head count reductions of approximately seven percent, or approximately 3,400 people. The total cost of the restructuring is currently estimated to be approximately $140 million, $113 million of which was charged to operations during the three months ended December 26, 2008.
     The following table summarizes the Company’s restructuring activities for the three months ended December 26, 2008 (in millions):

		Impaired Property
	Employee	and Equipment	Contract
	Termination	and Other	Termination
	Benefits	Intangible Assets	Costs	Total

Balance at September 26, 2008	$—	$—	$—	$—
Restructuring charge	32	80	1	113
Non-cash charge	—	(80)	—	(80)

Balance at December 26, 2008	$32	$—	$1	$33

     The asset impairment charge of $80 million consists of $75 million primarily related to the land, buildings, machinery and equipment at the manufacturing facilities in Thailand and Malaysia that are planned to be closed or disposed of and $5 million related to a customer relationships intangible asset acquired from Komag, Incorporated (for further description of the acquisition, see the Company’s Annual Report on Form 10-K for the year ended June 27, 2008). The impairment charge is based on the excess of the carrying values over the estimated fair values of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The fair values of the land, buildings, and equipment were estimated using the market approach. The intangible asset was valued using the income approach. The accrued restructuring balance of $33 million is expected to be paid in the Company’s third fiscal quarter and is included in accrued expenses on the accompanying condensed consolidated balance sheet.
10. Recent Accounting Pronouncements
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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company chose not to elect the fair value option for eligible items, and accordingly, the adoption of SFAS 159 in the first quarter of fiscal 2009 had no impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal 2010. SFAS 141(R) will impact the Company’s consolidated financial statements for business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010.
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
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	demand for hard drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	expectations regarding our financial results for the third quarter and traditional seasonal demand and pricing trends;

•	the expected size, type and timing of charges and future annual savings associated with our business restructuring plan;

•	our share repurchase plans;

•	our stock price volatility;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2009; and

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs.
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
     We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products and integrate them into finished enclosures, embedding application software and presenting them as WD®-branded external storage appliances for purposes such as personal data backup and portable or expanded storage of digital music, photographs, video, and other digital data.
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 2 terabytes (“TB”), nominal rotation speeds of 5,400, 7,200 and 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD®-branded external storage appliances that utilize interfaces such as USB 2.0, external SATA, FireWire™ and Ethernet network connections. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our GreenPower™ technology.

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
     Industry-standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE (Parallel Advanced Technology Attachment, or “PATA”) and SATA, and the primary interfaces for enterprise systems are SATA, Small Computer System Interface, or SCSI, Serial Attached SCSI, or SAS, and Fibre Channel-Arbitrated Loop, or FCAL. As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio® WD® RE, WD VelociRaptorTM and WD® AV hard drive families; and EIDE (PATA) on WD Caviar®, WD Scorpio® and WD®AV families.
     The number of disks and each disk’s areal density, which is a measure of the amount of data that can be stored on the recording surface of the disk, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks and heads as the areal density increases, potentially reducing product costs over time through reduced component requirements. In January 2009, we began shipping our WD Caviar® 3.5-inch family of drives at 500 GB per platter (approximately 400 gigabits per square inch) areal density. In September 2008, we began shipping our WD Scorpio® BlueTM 2.5-inch 500 GB drives at 250 GB per platter (approximately 400 gigabits per square inch) areal density.
Second Quarter Overview
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	Dec. 26,		Dec. 28,		Dec. 26,		Dec. 28,
	2008		2007		2008		2007
Net revenue	$1,823	100.0%	$2,204	100.0%	$3,933	100.0%	$3,970	100.0%
Gross margin	290	15.9	513	23.3	714	18.2	836	21.1
Total operating expenses	274	15.0	181	8.2	464	11.8	369	9.3
Operating income	16	0.9	332	15.1	250	6.4	467	11.8
Net income	14	0.8	305	13.8	225	5.7	374	9.4
     The following is a summary of our financial performance for the second quarter of 2009:
•	Consolidated net revenue totaled $1.8 billion.

•	65% percent of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD branded product sales, as compared to 54% in the prior-year period.

•	Hard drive unit shipments increased by 4% over the prior-year period to 35.5 million.

•	Gross margin decreased to 15.9%, compared to 23.3% for the prior-year period.

•	Operating income, including a restructuring charge of $113 million, was $16 million, a decrease of 95% over the prior-year period.

•	We generated $300 million in cash flow from operations in the second quarter of 2009, and we finished the quarter with $1.4 billion in cash and cash equivalents.
     For the March quarter, we expect our revenue and gross margin percentage to be down from the December quarter as a result of the global macroeconomic conditions with credit continuing to be tight for our customers, inventory rationalization continuing throughout all channels and pricing to continue to be competitive.
     Restructuring
     On December 17, 2008, we announced a restructuring plan to realign our cost structure as a result of a softer demand environment. The restructuring plan includes the closure of one of our hard drive manufacturing facilities in Thailand, the closure or disposal of one of our substrate manufacturing facilities in Malaysia, and headcount reductions throughout the world. Implementation of the plan will continue through the end of our third fiscal quarter and we expect it to result in total headcount reductions of approximately seven percent, or approximately 3,400 people. We currently estimate the total cost of the restructuring to be approximately $140 million, $113 million of which was charged to operations during the three months ended December 26, 2008. These costs consisted of $80 million of asset impairment charges, $32 million of employee termination benefits and $1 million of contract termination costs. The asset impairment charge of $80 million consists of $75 million primarily related to the land, buildings, machinery and equipment at the manufacturing facilities in Thailand and Malaysia that are planned to be closed or disposed of and $5 million related to a customer relationships intangible asset acquired from Komag, Incorporated (for further description of the acquisition, see the Company’s Annual Report on Form 10-K for the year ended June 27, 2008). We expect the estimated remaining restructuring charges of approximately $27 million, consisting of approximately $17 million of contract termination costs and approximately $10 million of other exit costs, to be primarily incurred in our third fiscal quarter of 2009. We estimate the total cash utilized by the restructuring activities to be approximately $60 million, the majority of which will be spent in the third fiscal quarter. There were no material cash expenditures related to the restructuring in the second fiscal quarter of 2009.
Results of Operations
     On September 5, 2007, we completed our acquisition (the “Acquisition”) of Komag, Incorporated (“Komag”). We further described the Acquisition in our Annual Report on Form 10-K for the year ended June 27, 2008. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), operating results for Komag prior to the date of the Acquisition are not included in our operating results and are therefore not discussed. Accordingly, revenues and expenses for the three and six months ended December 26, 2008 and the three months ended December 28, 2007 reflect the addition of results from our media operations while results for the six months ended December 26, 2007 do not include operating results for Komag prior to the date of the Acquisition. This affects our discussion of changes in our revenues and expenses comparing these periods. In connection with the Acquisition, we incurred charges for in-process research and development and transition costs, which impacted our earnings in 2008.

     Net Revenue

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Dec. 26,	Dec. 28,	Percentage	Dec. 26,	Dec. 28,	Percentage
(in millions, except percentages & ASP)	2008	2007	Change	2008	2007	Change
Net revenue	$1,823	$2,204	(17)%	$3,933	$3,970	(1)%
Unit shipments*	35.5	34.2	4	74.9	63.6	18
ASP (per unit)*	$51	$61	(16)	$52	$60	(13)

Revenues by Geography (%)*
Americas	23%	32%		23%	33%
Europe, Middle East, and Africa	29	32		29	32
Asia	48	36		48	35

Revenues by Channel (%)*
OEM	57%	48%		57%	49%
Distributors	21	34		23	33
Branded products	22	18		20	18

Revenues by Product (%)*
Non-desktop sources	65%	54%		63%	54%
Desktop hard drives	35	46		37	46

*	Excludes sales of media and substrates which were immaterial for the three and six months ended December 26, 2008 compared to $120 million and $160 million for the three and six months, respectively, ended December 28, 2007.
     For the quarter ended December 26, 2008, net revenue was $1.8 billion, a decrease of 17% over the quarter ended December 28, 2007. Total hard drive shipments increased to 35.5 million for the second quarter of 2009 as compared to 34.2 million for the second quarter of 2008. For the six months ended December 26, 2008, net revenue was $3.9 billion, a slight decrease from the six months ended December 28, 2007. Total hard drive shipments increased to 74.9 million for the six months ended December 26, 2008, as compared to 63.6 million for the six months ended December 28, 2007. The decreases in revenue resulted from a decline in average hard drive selling prices (“ASPs”) during the three and six months ended December 26, 2008. The decline in our ASPs reflect a very competitive pricing environment as a result of all competitors having anticipated more robust demand and consequently having too much supply available for the demand that materialized. The decline in our ASPs was partially offset by increases in unit shipments which resulted from our continuing diversification into non-desktop markets. For example, we shipped 13.8 million and 28.4 million 2.5-inch drives in the three and six months ended December 26, 2008, respectively. This compares to 8.7 million and 14.6 million units in the three and six months ended December 28, 2007, respectively. Revenue from all non-desktop PC markets comprised of 65% of hard drive revenue for the quarter ended December 26, 2008 as compared to 54% for the prior-year period.
     Changes in revenue by geography and by channel generally reflect normal fluctuations in market demand and competitive dynamics, as well as demand strength in Asia continues to be driven by the concentration of global manufacturing in that region. For the three and six months ended December 26, 2008, we had one customer, Dell, that accounted for 10%, or more, of our revenue.
     We have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended December 26, 2008, these programs represented 12% of gross revenues compared to 9% and 8%, respectively, in the comparative prior-year period. This increase was due to the continuing competitive pricing environment. Since the first quarter of fiscal year 2008, total sales incentive and marketing programs have ranged from 8% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to increase our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue since the first quarter of fiscal year 2008.

Gross Margin

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Dec. 26,	Dec. 28,	Percentage	Dec. 26,	Dec. 28,	Percentage
(in millions, except percentages)	2008	2007	Change	2008	2007	Change
Net revenue	$1,823	$2,204	(17)%	$3,933	$3,970	(1)%
Gross margin	290	513	(43)	714	836	(15)
Gross margin %	15.9%	23.3%		18.2%	21.1%
     For the three and six months ended December 26, 2008, gross margin as a percentage of sales decreased 740 basis points and 290 basis points, respectively, from the prior-year periods primarily due to a very competitive pricing environment as a result of all competitors having anticipated more robust demand and consequently having too much supply available for the demand that materialized.
Operating Expenses

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Dec. 26,	Dec. 28,	Percentage	Dec. 26,	Dec. 28,	Percentage
(in millions, except percentages)	2008	2007	Change	2008	2007	Change
R&D expense	$119	$122	(2)%	$252	$213	18%
SG&A expense	42	59	(29)	99	107	(7)
Acquired in-process research and development	—	—	—	—	49	—
Restructuring	113	—	—	113	—	—

Total operating expenses	$274	$181		$464	$369

     Research and development (“R&D”) expense was $119 million for the three months ended December 26, 2008, a decrease of $3 million over the prior-year period. This decrease primarily consists of a $33 million decrease in variable incentive compensation which includes the reversal of our September quarter accrual of $13 million and the absence of similar accruals in the December quarter resulting from the decrease in our operating results for the December quarter, offset by a $30 million increase in product development to support new programs. For the six months ended December 26, 2008, R&D expense was $252 million, an increase of $39 million over the prior-year-period. This increase includes a $73 million increase in product development to support new programs and the acquired media operations, offset by a decrease of $34 million in variable incentive compensation.
     Selling, general and administrative (“SG&A”) expense was $42 million for the three months ended December 26, 2008, a decrease of $17 million over the prior-year period. This decrease primarily consists of a $16 million decrease in variable incentive compensation which includes the reversal of our September quarter accrual of $3 million and the absence of similar accruals in the December quarter resulting from the decrease in our operating results for the December quarter and a $6 million insurance recovery, offset by a $5 million increase for the expansion of our sales and marketing infrastructure to support new products and customers in new regions. For the six months ended December 26, 2008, SG&A expense was $99 million, a decrease of $8 million over the prior-year period. This decrease includes a $16 million decrease in variable incentive compensation and a $6 million insurance recovery, offset by a $14 million increase for the expansion of our sales and marketing presence into new regions along with associated infrastructure to support new products and customers.
     During the three months ended December 26, 2008, we recorded a $113 million restructuring charge which consisted of $80 million of asset impairment charges, $32 million of employee termination costs and $1 million of contract termination costs.
     During the six months ended December 28, 2007, we recorded a $49 million charge related to an in-process research and development project acquired from Komag involving technology for higher recording densities on advanced perpendicular recording media.
Other Income (Expense)
     Interest income for the three and six months ended December 26, 2008 decreased $6 million and $11 million, respectively, as compared to the prior-year periods primarily due to a decrease in the rates of return on our investments. Interest and other expense for the three and six months ended December 26, 2008 decreased $13 million and $11 million, respectively, as compared to the prior-year periods. This was primarily due to a decrease in the interest rate on a lower amount of debt and other-than-temporary impairment charges on our auction-rate securities of $6 million and $9 million in the three and six months ended December 26, 2008, respectively, compared to $8 million in other-than-temporary charges in the prior-year periods.
Income Tax Provision
     Our income tax for the three months ended December 26, 2008 was a net $7 million benefit as compared to an $11 million expense in the prior-year period. The net $7 million tax benefit consists of a tax provision of $6 million offset by a $6 million tax benefit related to the extension of the research and development tax credit, which was enacted into law in October 2008, and a $7 million favorable adjustment to previously recorded tax accruals to reflect a change in our outlook of future income before taxes. Our income tax provision for the six months ended December 26, 2008 was $12 million compared to $80 million in the prior-year period. The provision for the six months ended December 28, 2007 included the tax related to the up front royalty payment related to the intercompany license of certain intellectual property rights. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
Goodwill
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but instead is tested for impairment based on a two-step process. This process is performed on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. During the second quarter of fiscal 2009, our market capitalization decreased to a value below our net shareholders’ equity. In addition, the unfavorable macroeconomic conditions adversely affected our business environment. Due to these events, we performed an interim impairment test of our goodwill as of December 26, 2008. We have one operating segment, the hard drive business, and therefore one reporting unit for purposes of testing for goodwill impairment. To determine the fair value of our single reporting unit, we used the market capitalization approach based on recent share prices, including a control premium based on recent transactions that have occurred within the storage industry. In the first step of the goodwill impairment test, we determined the fair value of our reporting unit exceeded its carrying amount; therefore goodwill was not impaired as of December 26, 2008 and the second step of the impairment test was not necessary.
Liquidity and Capital Resources
     We ended the second quarter of fiscal 2009 with total cash and cash equivalents of $1.4 billion. The following table summarizes our statements of cash flows for the six months ended December 26, 2008 and December 28, 2007 (in millions):

	SIX MONTHS ENDED
	Dec. 26,	Dec. 28,
	2008	2007
Net cash flow provided by (used in):
Operating activities	$601	$738
Investing activities	(301)	(1,040)
Financing activities	(28)	519

Net increase in cash and cash equivalents	$272	$217

Operating Activities
     Net cash provided by operating activities during the six months ended December 26, 2008 was $601 million as compared to $738 million during the six months ended December 28, 2007. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $34 million for the six months ended December 26, 2008 as compared to $39 million for the prior-year period.

     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the quarter ended December 26, 2008 and December 28, 2007 were as follows:

	THREE MONTHS ENDED
	Dec. 26,	Dec. 28,
	2008	2007
Days sales outstanding	46	45
Days in inventory	27	25
Days payables outstanding	(64)	(66)

Cash conversion cycle	9	4

     For the three months ended December 26, 2008, our days sales outstanding (“DSOs”) increased by 1 day, days in inventory (“DIOs”) increased by 2 days, and days payable outstanding (“DPOs”) decreased by 2 days as compared to the prior-year period. DSOs increased by 1 day as a result of changes in customer mix and linearity of shipments in the current quarter as compared to the prior-year period. DIOs increased by 2 days due to a decrease in units shipped towards the end of the quarter ended December 26, 2008 as compared to the prior-year period. DPOs decreased by 2 days from the prior-year period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
     Net cash used in investing activities for the six months ended December 26, 2008 was $301 million as compared to $1.0 billion for the six months ended December 28, 2007. Investment activities in the six months ended December 26, 2008 consisted primarily of capital expenditures of $302 million. Investment activities in the six months ended December 28, 2007 included $915 million used in the acquisition of Komag and capital expenditures of $332 million, offset by a $207 million net cash increase resulting from the sale and purchase of investments.
     For fiscal 2009, capital additions are currently expected to be approximately $500 million. Depreciation and amortization expense for fiscal 2009 is expected to approximate $480 million.
     Our cash equivalents are invested primarily in readily accessible, AAA rated institutional money market funds which are invested in U.S. Treasury securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheet. The estimated market values of these investments are subject to fluctuation. The carrying value of our investments in auction-rate securities was reduced from $28 million as of June 27, 2008 to $19 million as of December 26, 2008, as a result of the recognition of $9 million in other-than-temporary losses that were recorded through earnings.
Financing Activities
     Net cash used in financing activities for the six months ended December 26, 2008 was $28 million as compared to net cash provided by financing activities of $519 million in the prior year. Net cash used in financing activities for the six months ended December 26, 2008 resulted primarily from $36 million used to repurchase our common stock and $5 million in debt repayments on our capital leases offset by a net $13 million related to employee stock plans. Net cash provided by financing activities for the six months ended December 28, 2007 resulted from $760 million in debt proceeds used to fund the acquisition of Komag and a net $32 million related to employee stock plans. These amounts were offset by our repayment of the $250 million in convertible debt assumed in the acquisition of Komag, $16 million used to repurchase our common stock and $7 million used for debt repayment on capital leases.
Off-Balance Sheet Arrangements
     Other than facility and equipment lease commitments incurred in the normal course of business and certain indemnification provisions (see “Contractual Obligations and Commitments” below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our unaudited condensed consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.
Contractual Obligations and Commitments
     Credit Facility — In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 2.75% as of December 26, 2008 and requires sixteen quarterly principal payments beginning in June 2009 of approximately $18 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. As of December 26, 2008, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
     Purchase Orders — In the normal course of business, we enter into purchase orders with suppliers for the purchase of hard drive components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. We also enter into purchase orders with suppliers for capital equipment that are recorded as a liability upon receipt of the equipment, Our ability to change or cancel a capital equipment purchase order without penalty depends on the nature of the equipment being ordered. In some cases, we may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process of components or capital equipment.
     We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations.
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended June 27, 2008, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts.
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

     Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a program through March 31, 2013. Since the inception of this stock repurchase program, through December 26, 2008, we have repurchased 18 million shares for a total cost of $284 million (including commissions). We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     Unrecognized Tax Benefits — As of December 26, 2008, our total cash liability representing unrecognized tax benefits was $33 million. We estimate the timing of the future payments of these liabilities to be within the next five years. See Part I, Item 1, Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our tax liability for unrecognized tax benefits.
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
Revenue and Accounts Receivable
     In accordance with standard industry practice, we provide resellers with limited price protection for inventories held by resellers at the time of published list price reductions and other sales incentive programs. In accordance with current accounting standards, we recognize revenue upon delivery to OEMs, ODMs and resellers and record a reduction of revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from our expectations, our operating results could be affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. We apply the provisions of Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and such sales incentive and marketing programs are recorded as a reduction of revenue.
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

Warranty
     We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help prepare our estimates and we exercise judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. Also, during a period of declining revenue, the percentage of warranty utilization to revenue may increase. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for us is the first quarter of fiscal 2010. The partial adoption of SFAS 157 for financial assets and financial liabilities in our first quarter of fiscal 2009 did not have a material impact on our consolidated financial statements. We are currently evaluating the impact the adoption of SFAS 157 will have on the non-financial assets and non-financial liabilities in our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We chose not to elect the fair value option for eligible items, and accordingly, the adoption of SFAS 159 in the first quarter of fiscal 2009 had no impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal 2010. SFAS 141(R) will impact the Company’s consolidated financial statements for business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us is the third quarter of fiscal 2009.

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. We are currently evaluating the impact the adoption of FSP FAS 142-3 will have on our consolidated financial statements.
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
     As of December 26, 2008, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Loss
Foreign exchange contracts:
Thai Baht cash flow hedges	$524	34.39	$8
Thai Baht fair value hedges	$84	34.95	—
Malaysian Ringgit cash flow hedges	$123	3.32	$3
Euro fair value hedges	$13	0.71	—
British Pound Sterling fair value hedges	$2	0.68	—

*	Expressed in units of foreign currency per dollar.
     During the six-month periods ended December 26, 2008 and December 28, 2007, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
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

Credit Market Risk
     Our long-term investments consist of auction-rate securities totaling $19 million as of December 26, 2008. The negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities prior to maturity of the underlying assets. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions. Rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate these investments will affect our ability to execute our current business plan.
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
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended December 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 6 of our unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
     We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 27, 2008. Except for the first five risk factors below that we previously updated in our Quarterly Report on Form 10-Q filed October 31, 2008, and the sixth through eighth risk factors added below, there have been no material changes in our assessment of the risk factors. All of our risk factors are included below.
Negative worldwide economic conditions could continue to result in a decrease in our sales and revenue and an increase in our operating costs, which could continue to adversely affect our business and operating results.
     If the current worldwide economic downturn continues, many of our direct and indirect customers may continue to delay or reduce their purchases of hard drives and systems containing hard drives. In addition, many of our customers in each of the OEM, distribution and retail channels rely on credit financing in order to purchase our products. If the negative conditions in the global credit markets continue to prevent our customers’ access to credit, product orders in these channels may continue to decrease which could result in lower revenue. Likewise, if our suppliers continue to face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. These actions could continue to result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.
Negative worldwide economic conditions could prevent us from accurately forecasting demand for our products which could adversely affect our operating results or market share.
     The current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can depress product prices and increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share. For a further discussion of these risks, please see the risk factor below entitled “Our failure to accurately forecast market and customer demand for our products could adversely affect our business and financial results or operating efficiencies.”
Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.
     We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances; however, as a result of the current negative economic worldwide conditions, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or underinsured, fails and is unable to pay us. Additionally, as global economic conditions worsen, the risk increases that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.
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
     Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Companies that produce alternative storage technologies like solid state storage, or flash memory technology, have helped advance acceptance of “netbooks” in the PC market, and have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives and mobile phones that require lower storage capacity devices that cannot be economically manufactured using hard drive technology. Typically, storage needs for higher capacity and performance, with lower cost-per-gigabyte, have been better served by hard drives. However, advances in semiconductor technology have resulted in flash memory emerging as a technology that is competitive with hard drives for niche high performance needs in advanced digital computing markets such as enterprise servers and storage, in spite of the associated challenges in the attributes of cost, capacity and reliability. Additionally, solid state storage is produced by large semiconductor companies who can sell their products at lower prices and operate their solid state storage business unit at a loss while still remaining profitable overall in an attempt to gain market share. There can be no assurance that we will be successful in anticipating and developing new products in response to solid state storage, as well as other competing technologies, and if our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid state storage, we will be at a competitive disadvantage to companies using semiconductor technology and our business will suffer.
Our restructuring plan may not properly realign our cost structure and may result in increased impairment charges and have a negative impact on our operating results.
     As we previously announced, we committed to a business restructuring plan intended to realign our cost structure with a softer demand environment. If we experience excessive unanticipated inefficiencies or incremental costs in these restructuring activities, such as unanticipated inefficiencies caused by reducing headcount or costs associated with closing a facility, we may be unable to properly realign our cost structure with demand and we may incur impairment charges and other expenses in excess of what we anticipate, either of which could adversely impact our results of operations or financial condition.
The outcome of our ongoing domestic and foreign tax audits may negatively impact our operating results.
     As we have previously disclosed, we are under examination of certain of our fiscal years by the United States Internal Revenue Service (the “IRS”). Separately, our French subsidiary is under examination by the French tax authorities. Although we believe our tax positions for the years under review are reasonable, the outcomes and timing of these audits are subject to significant uncertainty and could result in us having to pay amounts to the IRS or French tax authorities in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits, which may negatively impact our financial position, results of operations, net income or cash flows.
If our long-lived assets or goodwill become impaired, it may adversely affect our operating results.
     If the current worldwide economic downturn continues, it could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected.
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
     During past economic downturns, as well as over the past few years, the consumer market for computers has shifted significantly towards lower priced systems and we therefore expect this trend to continue in light of the current negative worldwide macroeconomic conditions. If we are not able to continue to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results. The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that, as content increasingly converts to digital technology from the older, analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives may be found in many products other than computers, such as various CE devices. Accurate forecasts for future requirements of these new markets remain challenging.
     Moreover, some devices, such as personal video recorders and digital video recorders, or some new PC operating systems which allow greater consumer choice in levels of functionality, therefore allowing for greater market differentiation, may require attributes not currently offered in our products, resulting in a need to develop new interfaces, form factors, technical specifications or hard drive features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in continuing to deploy our hard drive technology and expertise to develop new products for emerging markets such as CE, or if we are required to incur significant costs in developing such products, it may harm our operating results.
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
     In order to efficiently and timely meet the demands of many of our OEM customers, we position our products in multiple strategic locations based on the amounts forecasted by such customers. If an OEM customer’s actual product demands decrease significantly from its forecast, then we may incur additional costs in re-locating the products that have not been purchased by the OEM. This could result in a delay in our product sales and an increase in our operating costs, which may negatively impact our operating results.
Increases in areal density may outpace customers’ demand for storage capacity, which may lower the prices our customers are willing to pay for new products or put us at a disadvantage to competing technologies.
     Historically, the industry has experienced periods of variable areal density growth rates. When the rate of areal density growth increases, the rate of increase may exceed the increase in our customers’ demand for aggregate storage capacity. Furthermore, our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied with lower capacity hard drives or solid state storage at lower prices, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our operating results.
Expansion into new hard drive markets may cause our capital expenditures to increase and if we do not successfully expand into new markets, our business may suffer.
     To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch or 2.5-inch hard drives for the desktop, mobile, enterprise, CE and external storage markets. However, demand for hard drives may shift to products in form factors or with interfaces that our competitors offer but which we do not. Expansion into other hard drive markets and resulting increases in manufacturing capacity requirements may require us to make substantial additional investments in part because our operations are largely vertically integrated now that we manufacture heads and media for use in many of the hard drives we manufacture. If we fail to successfully expand into new hard drive markets with products that we do not currently offer, we may lose business to our competitors who offer these products.
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
Selling to the retail market is an important part of our business, and if consumer spending continues to decrease, or if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.
     Selling branded products is an important part of our business and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. If consumer spending continues to decrease as a result of the current worldwide economic downturn, our operating results could suffer because of the increased importance of our branded products business.
     We sell our branded products directly to a select group of major retailers, such as computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at a small number of major retailers that have strong buying power and pricing leverage. If customers no longer maintain a preference for WD®-brand products or if we fail to successfully expand into multiple channels, our operating results may be adversely affected.
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
     During the quarter ended December 26, 2008, a large percentage of our revenue came from sales to our top 10 customers, which accounted for 49% of our revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.

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
Some of our competitors with diversified business units outside the hard drive industry may over extended periods of time sell hard drives at prices that we cannot profitably match.
     Some of our competitors earn a significant portion of their revenue from business units outside the hard drive industry. Because they do not depend solely on sales of hard drives to achieve profitability, they may sell hard drives at lower prices and operate their hard drive business unit at a loss over an extended period of time while still remaining profitable overall. In addition, if these competitors can increase sales of non-hard drive products to the same customers, they may benefit from selling their hard drives at lower prices. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.
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
     We make most of our own heads and media for some of our product families; however, we do not manufacture many of the component parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and media components. For example, in August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

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
Contractual commitments with component suppliers may result in us paying increased charges and cash advances for such components or causing us to have inadequate or excess component inventory.
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying components which may subject us to cancellation charges if we cancel orders as a result of technology transitions or changes in our component needs. In addition, we may from time to time enter into contractual commitments with component suppliers in an effort to increase and stabilize the supply of those components and enable us to purchase such components at favorable prices. Some of these commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components. Furthermore, as a result of the current negative worldwide economic conditions, our ability to forecast our requirements for these components has become increasingly difficult, therefore increasing the risk that our contractual commitments may not meet our actual supply requirements, causing us to have inadequate or excess component inventory, which could adversely affect our operating results and increase our operating costs.
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
     Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some technologies, such as current-perpendicular-to-plane (“CPP”), energy assisted magnetic recording, patterned media and other similar potentially break through technology, that will represent revolutionary recording technologies if they can be implemented by a competitor on a commercially viable basis ahead of the industry, which could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and media, which may cause longer production times and reduce the overall availability of media in the industry. Additionally, the new technology requires a greater degree of integration between heads and media which may lengthen our time of development of hard drives using this technology.
     Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components, technology and production equipment that accommodate the new technology. For example, advanced wafer and media manufacturing technologies have historically been developed for use in the semiconductor industry prior to the hard drive industry. However, successful implementation of the use of patterned media with hard drive media currently presents a significant technical challenge facing the hard drive industry but not the semiconductor industry. Therefore, our suppliers may not be willing to dedicate adequate engineering resources to develop manufacturing equipment for patterned media prior to a need for the equipment in the semiconductor industry. We believe that if patterned media technology is not successfully implemented in the hard drive industry, then alternative storage technologies like solid state storage may more rapidly overtake hard drives as the preferred storage solution for higher capacity storage needs. This result would put us at a competitive disadvantage and negatively impact our operating results.
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
     To achieve consistent success with our customers, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. Our operating results will be adversely affected if we fail to:
•	maintain overall quality of products in new and established programs;

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies;

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs;

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products;

•	obtain customer qualification of these products on a timely basis by meeting all of our customers’ needs for performance, quality and features;

•	maintain an adequate supply of components required to manufacture our products; or

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands.
Manufacturing and marketing our products abroad subjects us to numerous risks.
     We are subject to risks associated with our foreign manufacturing operations and foreign marketing efforts, including:
•	obtaining requisite U.S. and foreign governmental permits and approvals;

•	currency exchange rate fluctuations or restrictions;

•	political instability and civil unrest, such as the recent protests and violence in Bangkok, Thailand;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor problems;

•	trade restrictions or higher tariffs;

•	copyright levies or similar fees imposed in European and other countries;

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.
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
     In connection with our compliance with such environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliance with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition or operating results to suffer.
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
     Additionally, we negotiate and procure some of our component requirements in U.S. dollars from Japanese and other non-U.S. based vendors. If the U.S. dollar continues to weaken against other foreign currencies, some of our component suppliers may increase the price which they charge for their components in order to maintain an equivalent profit margin. If this occurs, it would have a negative impact on our operating results.
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
     The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:
•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard drive, computer, data and content management, storage and communication industries;

•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;

•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general; and

•	macroeconomic conditions that affect the market generally.

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
     Our long-term investments consist of auction-rate securities totaling $19 million as of December 26, 2008. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. For example, during the quarter ended December 26, 2008, the market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions and as a result, we recognized $6 million of other-than-temporary losses to mark the remaining investments to estimated market value. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an additional impairment charge.
Current economic conditions have caused us difficulty in adequately protecting our increased cash and short-term investments from financial institution failures.
     The negative global economic conditions and volatile investment markets have caused us to hold more cash, cash equivalents and short-term investments than we would hold under normal circumstances. Since there has been an overall increase in demand for low-risk, U.S. government backed securities with a limited supply in the financial marketplace, we face increased difficulty in adequately protecting our increased cash and short-term investments from possible sudden and unforeseeable failures by banks and other financial institutions. A failure of any of these financial institutions in which deposits exceed FDIC limits could have an adverse impact on our financial position.
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
     Our most recent evaluation resulted in our conclusion that as of June 27, 2008, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective or if we identify a material weakness or significant deficiency in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The following table provides information about repurchases by us of our common stock during the quarter ended December 26, 2008:

				Total Number of	Maximum Value of
				Shares Purchased	Shares that May Yet
	Total Number			As Part of Publicly	be Purchased
	of Shares		Average Price	Announced	Under the
	Purchased		Paid per Share	Program (1)	Program(1)
Sept. 27, 2008 — Oct. 24, 2008	1,876	(2)	$21.32	—	$467,004,422
Oct. 25, 2008 — Nov. 21, 2008	58,092	(2)	$13.24	—	$467,004,422
Nov. 22, 2008 — Dec. 26, 2008	2,860	(2)	$11.22	—	$467,004,422

Total	62,828		$13.39	—	$467,004,422

(1)	Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a program through March 31, 2013.

(2)	Represents shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
1. The annual meeting of stockholders was held on November 6, 2008. The stockholders elected the following ten directors to hold office until the next annual meeting and until their successors are elected and qualified:

	FOR	AGAINST	ABSTAIN
Peter D. Behrendt	192,135,883	1,917,671	241,532
Kathleen A. Cote	193,433,617	626,597	207,873
John F. Coyne	192,156,737	1,934,638	176,712
Henry T. DeNero	193,450,609	586,228	231,249
William L. Kimsey	193,464,795	571,568	231,724
Michael D. Lambert	193,375,025	710,445	182,617
Matthew E. Massengill	191,902,252	2,184,745	181,090
Roger H. Moore	191,293,314	2,683,831	290,941
Thomas E. Pardun	191,744,029	2,316,839	207,218
Arif Shakeel	191,808,202	2,305,994	153,891
2. In addition, the stockholders approved the following matters:

				BROKER NON
	FOR	AGAINST	ABSTAIN	VOTE
To approve an amendment to the Western Digital Corporation 2005 Employee Stock Purchase Plan	164,045,160	2,230,321	144,495	27,848,111
To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 3, 2009	191,542,355	2,535,350	190,382	—

Item 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005, and amended and restated as of November 6, 2008†*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 6, 2008†*

10.5	Western Digital Corporation 2005 Employee Stock Purchase Plan, amended as of November 6, 2008 (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008)

10.6	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, amended as of November 6, 2008†*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.14	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of November 6, 2008†*

10.15	Western Digital Corporation Executive Severance Plan, amended and restated as of November 6, 2008†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Dated: January 29, 2009	Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, effective as of November 17, 2005, and amended and restated as of November 6, 2008†*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 6, 2008†*

10.5	Western Digital Corporation 2005 Employee Stock Purchase Plan, amended as of November 6, 2008 (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008)

10.6	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, amended as of November 6, 2008†*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.14	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended as of November 6, 2008†*

10.15	Western Digital Corporation Executive Severance Plan, amended and restated as of November 6, 2008†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission