Form 10-Q
period 2009-03-27
WESTERN DIGITAL CORP
filed 2009-04-24
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2009
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
Registrant’s telephone number, including area code: (949) 672-7000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of the close of business on April 20, 2009, 222,890,173 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
     Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every five years, we report a 53-week fiscal year to align our fiscal quarters. The quarters ended March 27, 2009 and March 28, 2008 were 13 weeks. Fiscal year 2008 was comprised of 52 weeks and ended on June 27, 2008. Fiscal year 2009 will be comprised of 53 weeks and will end on July 3, 2009. Fiscal fourth quarter 2009 will consist of 14 weeks. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us” and “our” refer to Western Digital Corporation and its subsidiaries.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Mar. 27,	Jun. 27,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,579	$1,104
Accounts receivable, net	824	1,010
Inventories	385	456
Other current assets	134	161

Total current assets	2,922	2,731
Property and equipment, net	1,570	1,668
Goodwill	138	116
Other intangible assets, net	93	81
Other non-current assets	269	279

Total assets	$4,992	$4,875

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,001	$1,181
Accrued expenses	252	266
Accrued warranty	93	90
Current portion of long-term debt	77	27

Total current liabilities	1,423	1,564
Long-term debt	425	482
Other liabilities	152	133

Total liabilities	2,000	2,179
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 225 shares	2	2
Additional paid-in capital	913	906
Accumulated other comprehensive loss	(3)	(12)
Retained earnings	2,096	1,822
Treasury stock — common shares at cost; 1 share	(16)	(22)

Total shareholders’ equity	2,992	2,696

Total liabilities and shareholders’ equity	$4,992	$4,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2009	2008	2009	2008
Revenue, net	$1,592	$2,111	$5,524	$6,081
Cost of revenue	1,339	1,634	4,557	4,767

Gross margin	253	477	967	1,314

Operating expenses:
Research and development	125	123	377	336
Selling, general and administrative	49	56	149	164
Acquired in-process research and development	14	—	14	49
Restructuring	4	—	117	—

Total operating expenses	192	179	657	549

Operating income	61	298	310	765
Other income (expense):
Interest income	1	6	8	23
Interest and other expense	(4)	(14)	(24)	(44)

Total other expense, net	(3)	(8)	(16)	(21)

Income before income taxes	58	290	294	744
Income tax expense	8	10	20	90

Net income	$50	$280	$274	$654

Income per common share:
Basic	$0.22	$1.26	$1.23	$2.97

Diluted	$0.22	$1.23	$1.22	$2.89

Weighted average shares outstanding:
Basic	223	222	222	220

Diluted	226	227	225	226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	NINE MONTHS
	ENDED
	Mar. 27,	Mar. 28,
	2009	2008
Cash flows from operating activities
Net income	$274	$654
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	358	300
Stock-based compensation	33	27
Deferred income taxes	(7)	76
Loss on investments	10	12
Non-cash portion of restructuring	81	—
Acquired in-process research and development	14	49
Changes in:
Accounts receivable	190	(198)
Inventories	79	8
Accounts payable	(99)	181
Accrued expenses	7	19
Other assets and liabilities	16	41

Net cash provided by operating activities	956	1,169

Cash flows from investing activities
Acquisitions, net of cash acquired	(44)	(925)
Purchases of property and equipment	(408)	(469)
Purchases of investments	—	(103)
Sales and maturities of investments	1	325

Net cash used in investing activities	(451)	(1,172)

Cash flows from financing activities
Issuance of common stock under employee plans	13	42
Taxes paid on vested restricted stock under employee plans	(5)	(4)
Tax benefit from employee stock plans	5	—
Repurchases of common stock	(36)	(60)
Repayment of acquired convertible debentures	—	(250)
Proceeds from debt	—	1,510
Repayment of debt	(7)	(1,018)

Net cash (used in) provided by financing activities	(30)	220

Net increase in cash and cash equivalents	475	217
Cash and cash equivalents, beginning of period	1,104	700

Cash and cash equivalents, end of period	$1,579	$917

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$10
Cash paid for interest	$12	$26

Supplemental disclosure of non-cash investing and financing activities:
Acquired convertible debentures	$—	$248
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
2. Supplemental Financial Statement Data
Inventories

	Mar. 27,	Jun. 27,
	2009	2008
	(in millions)
Raw materials and component parts	$104	$144
Work-in-process	152	145
Finished goods	129	167

Total inventories	$385	$456

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help with estimates and assists in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Also, during a period of declining revenue, the percentage of warranty utilization to revenue may increase. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the three and nine months ended March 27, 2009 and March 28, 2008 were as follows (in millions):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2009	2008	2009	2008
Warranty accrual, beginning of period	$121	$102	$114	$90
Charges to operations	29	29	90	79
Utilization	(31)	(19)	(79)	(52)
Changes in estimate related to pre-existing warranties	(1)	(3)	(7)	(8)

Warranty accrual, end of period	$118	$109	$118	$109

     Accrued warranty also includes amounts classified in non-current liabilities of $25 million at March 27, 2009, $24 million at June 27, 2008, and $24 million at March 28, 2008.
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
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2009	2008	2009	2008
Net income	$50	$280	$274	$654

Weighted average shares outstanding:
Basic	223	222	222	220
Employee stock options and other	3	5	3	6

Diluted	226	227	225	226

Income per common share:
Basic	$0.22	$1.26	$1.23	$2.97

Diluted	$0.22	$1.23	$1.22	$2.89

Anti-dilutive common share equivalents excluded*	7	2	5	2

*	For purposes of computing diluted income per common share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation.
4. Debt
     In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 1.85% as of March 27, 2009 and requires sixteen quarterly principal payments beginning in June 2009 of approximately $19 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. As of March 27, 2009, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.

5. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three and nine months ended March 27, 2009, the Company charged to expense $7 million and $17 million, respectively, for stock-based compensation related to options issued under stock option plans and the Employee Stock Purchase Plan (“ESPP”), compared to $5 million and $13 million in the comparative prior-year period. At March 27, 2009, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $60 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 2.74 years.
Fair Value Disclosures
     The fair value of stock options granted during the three and nine months ended March 27, 2009 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate the rate at which employee options are exercised, employee terminations, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three and nine months ended March 27, 2009 and March 28, 2008 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2009	2008	2009	2008
Suboptimal exercise factor	1.73	1.68	1.73	1.61
Range of risk-free interest rates	0.58% to 2.36%	1.57% to 3.02%	0.38% to 3.44%	1.57% to 4.38%
Range of expected stock price volatility	0.51 to 0.77	0.42 to 0.61	0.43 to 0.77	0.33 to 0.67
Weighted average expected volatility	0.59	0.48	0.54	0.47
Post-vesting termination rate	3.73%	5.02%	4.04%	5.26%
Dividend yield	—	—	—	—
Fair value	$8.23	$11.09	$8.89	$9.63
     The weighted average expected term of the Company’s stock options for the three and nine months ended March 27, 2009 was 4.62 years and 5.03 years, respectively, compared to 5.28 years and 5.29 years in the comparative prior-year period.
     The fair value of ESPP rights issued is estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Shares granted under the current ESPP provisions are issued on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 27, 2009.

Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at June 27, 2008	8.0	$14.92
Granted	1.7	23.82
Exercised	(0.1)	9.34
Canceled or expired	—	—

Options outstanding at September 26, 2008	9.6	$16.47
Granted	0.2	15.17
Exercised	(0.1)	8.33
Canceled or expired	—	—

Options outstanding at December 26, 2008	9.7	$16.48
Granted	2.0	16.82
Exercised	(0.1)	8.58
Canceled or expired	(0.1)	21.31

Options outstanding at March 27, 2009	11.5	$16.59	5.56	$53

Exercisable at March 27, 2009	5.5	$11.89	4.50	$46

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on March 27, 2009 for those awards that have an exercise price currently below the quoted price. As of March 27, 2009, the Company had options outstanding to purchase an aggregate of 7.3 million shares with an exercise price below the quoted price of the Company’s stock resulting in an aggregate intrinsic value of $53 million. During the three and nine months ended March 27, 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1 million and $3 million, respectively, determined as of the date of exercise. The aggregate intrinsic value of options exercised under the Company’s stock option plans during the three and nine months ended March 28, 2008 was $16 million and $56 million, respectively.
Deferred Stock Compensation
     The Company granted approximately 0.7 million restricted stock units during the nine months ended March 27, 2009, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of these awards was $16 million at the date of grant. As of March 27, 2009, the aggregate unamortized fair value of all unvested restricted stock and restricted stock unit awards was $41 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 1.9 years. For the three and nine months ended March 27, 2009, the Company charged to expense approximately $5 million and $16 million, respectively, related to restricted stock and restricted stock unit awards that were vested during the period, compared to $5 million and $14 million in the comparative prior-year period.
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
     On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against the Company and two other companies for patent infringement alleging infringement of U.S. Patent Nos.

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
     On December 8, 2008, plaintiffs MagSil Corporation and the Massachusetts Institute of Technology filed a complaint in the District of Delaware against the Company and seven other companies in the disk drive industry alleging infringement of U.S. Patent Nos. 5,629,922 and 5,835,314. Plaintiffs are seeking unspecified monetary damages and injunctive relief. The asserted patents allegedly relate to tunneling magnetoresistive technology. The Company intends to defend itself vigorously in this matter.
     On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleges that certain of the Company’s engineers have been misclassified as exempt employees under California state law and are, therefore, due unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. The case is in the preliminary stages, with no formal discovery having occurred. A court hearing on whether the case should be certified as a class action will likely not occur until late calendar 2009 at the earliest. If the Company is unsuccessful in its defense of this matter, potential liability could include unpaid wages, interest, penalties, attorneys’ fees and costs. The Company intends to defend itself vigorously in this matter.
     On April 7, 2009, plaintiff Gregory Bender filed a complaint in the Northern District of California against the Company and Seagate Technology LLC alleging infringement of U.S. Patent No. 5,103,188. Plaintiff is seeking unspecified monetary damages. The asserted patent allegedly relates to buffered transconductance amplifier technology. The Company intends to defend itself vigorously in this matter.
7. Income Taxes
     The Company’s income tax provision for the three months ended March 27, 2009 was $8 million. The Company’s income tax expense for the nine months ended March 27, 2009 was a net $20 million, which consists of a tax provision of $33 million, offset by a $6 million tax benefit related to the extension of the research and development tax credit, enacted into law in October 2008, and a $7 million favorable adjustment to previously recorded tax accruals to reflect a change in the Company’s outlook of future income before taxes. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
     In the three and nine months ended March 27, 2009, the Company recognized an increase of $5 million and $13 million, respectively, in the liability for unrecognized tax benefits. As of March 27, 2009, the Company had approximately $120 million of unrecognized tax benefits. Interest and penalties recognized on such amounts were not material.
     The United States Internal Revenue Service (the “IRS”) has commenced an examination of the fiscal years ended 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated, which was acquired by the Company on September 5, 2007. Additionally, the Company’s French subsidiary is under examination by the local tax authorities for fiscal years 2003 through 2005.
     Audit outcomes and the timing of audit settlements are subject to significant uncertainty and could require the Company to pay amounts to the IRS or local tax authorities in order to resolve examination of the Company’s uncertain tax positions. As a result, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of March 27, 2009, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the tax examination of the Company’s uncertain tax positions.

8. Fair Value Measurements
     In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. SFAS 157 requires that fair value measurements be classified and disclosed in one of the following three categories:
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
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 27, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Mar. 27, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$340	$340	$—	$—
U.S. Treasury securities	196	—	196	—
U.S. Government agency securities	82	—	80	2
Auction-rate securities	18	—	—	18
Liabilities
Foreign exchange contracts	$7	$—	$7	$—
     The Company’s money market funds are classified within Level 1 and valued based on quoted market prices. U.S Treasury securities are classified within Level 2 and are valued based on broker quotations using observable inputs. U.S. Government agency securities classified within Level 2 are valued based on broker quotations using observable inputs and securities classified as Level 3 are valued using a third party pricing service. Auction-rate securities are classified within Level 3 and valued using a third party pricing service. Foreign currency hedges are classified within Level 2 and valued based on the present value of future cash flows using market-based observable inputs, including forward rates and credit default swap rates.
     Money Market Funds. The Company’s money market funds are AAA rated institutional money market funds which are invested in U.S. Treasury securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheet.
     U.S. Treasury Securities. The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less and are recorded within cash and cash equivalents in the condensed consolidated balance sheet.
     U.S. Government Agency Securities. The Company’s U.S. Government agency securities are fixed income securities sponsored by the U.S. Government of which $80 million have original maturities of three months or less and are recorded within cash and cash equivalents and $2 million are classified as available-for-sale securities and are recorded within other current assets in the condensed consolidated balance sheet.

     Auction-Rate Securities. The Company’s auction-rate securities are primarily backed by insurance products and are expected to be held until secondary markets become available. As a result, they are classified as long-term investments. These investments are currently accounted for as available-for-sale securities and recorded within other non-current assets in the condensed consolidated balance sheet.
     Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Foreign exchange contracts are classified within accrued expenses in the condensed consolidated balance sheet.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended March 27, 2009.

	U.S.
	Government
	agency	Auction-rate
	securities	securities	Total
June 27, 2008	$3	$28	$31
Redemptions	(1)	—	(1)
Other-than-temporary impairment recognized in earnings	—	(3)	(3)

September 26, 2008	2	25	27
Redemptions	—	—	—
Other-than-temporary impairment recognized in earnings	—	(6)	(6)

December 26, 2008	2	19	21
Redemptions	—	—	—
Other-than-temporary impairment recognized in earnings	—	(1)	(1)

March 27, 2009	$2	$18	$20

9. Restructuring
     On December 17, 2008, the Company announced a restructuring plan to realign its cost structure as a result of a softer demand environment. The restructuring plan included the closure of one of the Company’s hard drive manufacturing facilities in Thailand, the planned closure or disposal of one of its substrate manufacturing facilities in Malaysia, and headcount reductions throughout the world. Implementation of the plan is expected to be completed in the Company’s fourth fiscal quarter of 2009 and is expected to result in total head count reductions of approximately 3,400 people. Restructuring costs of $4 million and $117 million were recorded as operating expenses during the three and nine months ended March 27, 2009, respectively, and the total cost of the restructuring is currently estimated to be approximately $122 million.
     The following table summarizes the Company’s restructuring activities for the three months and nine months ended March 27, 2009 (in millions):

		Impaired Property	Contract
	Employee	and Equipment	Termination
	Termination	and Other	and Other Exit
	Benefits	Intangible Assets	Costs	Total

Restructuring accrual at September 26, 2008	$—	$—	$—	$—
Restructuring charge	32	80	1	113
Non-cash charge	—	(80)	—	(80)

Restructuring accrual at December 26, 2008	$32	$—	$1	$33
Restructuring charge	1	1	2	4
Cash payments	(17)	—	(1)	(18)
Non-cash charge	—	(1)	—	(1)

Restructuring accrual at March 27, 2009	$16	$—	$2	$18

     The accrued restructuring balance of $18 million is expected to be paid in the Company’s fourth fiscal quarter and is included in accrued expenses on the accompanying condensed consolidated balance sheet.

10. Foreign Exchange Contracts
     In the third quarter of 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to provide information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
     Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All forward exchange contracts are for risk management purposes only. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro, and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as both cash flow and fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 27, 2008.
     If a derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. As of March 27, 2009, the net amount of existing losses expected to be reclassified into earnings within the next twelve months was $3 million.
     A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective as defined under SFAS 133. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements.
     As of March 27, 2009, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.
     The Company opened $125 million and $895 million, and closed $364 million and $1.4 billion, in foreign exchange contracts in the three and nine months ended March 27, 2009, respectively.
     The fair value, balance sheet location and the impact on the condensed consolidated financial statements during the three and nine months ended March 27, 2009 were as follows (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging	Mar. 27, 2009		Mar. 27, 2009
instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Accrued expenses	$1	Accrued expenses	$8

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Accumulated OCI		Accumulated	Accumulated OCI into
	on Derivatives		OCI into Income	Income
	Three	Nine		Three	Nine
	Months	Months		Months	Months
Derivatives in SFAS 133 cash	Ended	Ended		Ended	Ended
flow hedging relationships	Mar. 27, 2009			Mar. 27, 2009

Foreign exchange contracts	$8	$9	Cost of revenue	$(16)	$(46)
     The total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements during this period.
11. SiliconSystems Acquisition
     On March 27, 2009, the Company completed its acquisition of SiliconSystems, Inc. (“SiliconSystems”), a supplier of solid-state drives for the embedded systems market. The acquisition is intended to enable further growth in SiliconSystems’ existing markets and provide additional solid-state technology and expertise for the development of future products to address emerging opportunities in the Company’s existing markets. The total acquisition cost of SiliconSystems was $66 million, consisting of $65 million in cash paid to SiliconSystems shareholders and $1 million of other direct acquisition costs. In accordance with SFAS No. 141, “Business Combinations”, the Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from SiliconSystems at their estimated fair values as of the date of acquisition, and has allocated the remaining value to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of March 27, 2009, and may be adjusted as further information becomes available during the allocation period of up to 12 months from the date of the acquisition. The allocation is as follows (in millions):

Mar. 27,
2009
Tangible assets acquired and liabilities assumed, net	$6
Intangible assets	24
In-process research and development	14
Goodwill	22

Total	$66

     In-process research and development of $14 million relates to projects that had not reached technological feasibility and had no alternative future use, and therefore, was recorded as an operating expense in the three months ended March 27, 2009. Intangible assets of $24 million primarily relates to existing technology that will be amortized to cost of revenue over the weighted average useful life of 6.3 years.
     Pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ending March 27, 2009.
12. Recent Accounting Pronouncements
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
     In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and ABP Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.
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
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	demand for hard drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	the impact of our acquisition of SiliconSystems, Inc. on SiliconSystems’ existing markets and on our development of future products for emerging opportunities in our existing markets;

•	expectations regarding our financial results for the fourth quarter and traditional seasonal demand and pricing trends;

•	expected future expenditures associated with our business restructuring plan;

•	our share repurchase plans;

•	our stock price volatility;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2009; and

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs.
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
     Industry-standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE (Parallel Advanced Technology Attachment, or “PATA”) and SATA, and the primary interfaces for enterprise systems are SATA, Small Computer System Interface, or “SCSI,” Serial Attached SCSI, or “SAS,” and Fibre Channel-Arbitrated Loop, or “FCAL”. As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio® WD® RE, WD VelociRaptorTM and WD® AV hard drive families; and EIDE (PATA) on WD Caviar®, WD Scorpio® and WD®AV families.
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
SiliconSystems Acquisition
     On March 27, 2009, we completed our acquisition of SiliconSystems, Inc. (“SiliconSystems”), a supplier of solid-state drives for the embedded systems market. The acquisition is intended to enable further growth in SiliconSystems’ existing markets and provide additional solid-state technology and expertise for the development of future products to address emerging opportunities in our existing markets. The total acquisition cost of SiliconSystems was $66 million, consisting of $65 million in cash paid to SiliconSystems shareholders and $1 million of other direct acquisition costs. The acquisition of SiliconSystems did not have a material impact on our condensed consolidated financial statements for the three and nine months ended March 27, 2009.
Third Quarter Overview
      We took a measured approach in managing our supply to demand during the March quarter focusing on market and product mix to sustain gross margin. We reduced production to match drive shipments which were down by 8% year-over-year and 11% quarter-over-quarter to 31.6 million units. Additionally, we reduced finished goods by 1 million drives.

     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	Mar. 27,		Mar. 28,		Mar. 27,		Mar. 28,
	2009		2008		2009		2008
Net revenue	$1,592	100.0%	$2,111	100.0%	$5,524	100.0%	$6,081	100.0%
Gross margin	253	15.9	477	22.6	967	17.5	1,314	21.6
Total operating expenses	192	12.1	179	8.5	657	11.9	549	9.0
Operating income	61	3.8	298	14.1	310	5.6	765	12.6
Net income	50	3.1	280	13.3	274	5.0	654	10.8
     The following is a summary of our financial performance for the third quarter of 2009:
•	Consolidated net revenue totaled $1.6 billion.

•	58% percent of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD branded product sales, as compared to 54% in the prior-year period.

•	Hard drive unit shipments decreased by 8% over the prior-year period to 31.6 million.

•	Gross margin decreased to 15.9%, compared to 22.6% for the prior-year period.

•	Operating income, including a restructuring charge of $4 million and acquired in-process research and development of $14 million, was $61 million, a decrease of 80% over the prior-year period.

•	We generated $355 million in cash flow from operations in the third quarter of 2009, and we finished the quarter with $1.6 billion in cash and cash equivalents.
     For the June quarter, we expect our revenue to be flat to slightly down and our gross margin percentage to be slightly down from the March quarter as a result of the continuing challenges of the global macroeconomic environment and competitive pricing conditions.
     Restructuring
     On December 17, 2008, we announced a restructuring plan to realign our cost structure as a result of a softer demand environment. The restructuring plan included the closure of one of our hard drive manufacturing facilities in Thailand, the planned closure or disposal of one of our substrate manufacturing facilities in Malaysia, and headcount reductions throughout the world. Implementation of the plan is expected to be completed in our fourth fiscal quarter of 2009 and result in total headcount reductions of approximately 3,400 people. Restructuring costs of $4 million and $117 million were recorded as operating expenses during the three and nine months ended March 27, 2009, respectively, and the total cost of the restructuring is currently estimated to be approximately $122 million. Total restructuring costs consisted of $81 million of asset impairment charges, $33 million of employee termination benefits and $3 million of contract termination and other exit costs. We expect the estimated remaining restructuring charges of approximately $5 million in other exit costs to be incurred in our fourth fiscal quarter of 2009. We estimate that total cash expenditures relating to the restructuring activities will be approximately $41 million, of which $18 million was spent in the third fiscal quarter of 2009 and the remaining $23 million is expected to be spent in the fourth fiscal quarter of 2009.
Results of Operations
     On September 5, 2007, we completed our acquisition of Komag, Incorporated (“Komag”) and on March 27, 2009, we completed our acquisition of SiliconSystems. Our acquisition of Komag is further described in our Annual Report on Form 10-K for the year ended June 27, 2008 and our acquisition of SiliconSystems is further described in Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), operating results for Komag and SiliconSystems prior to the dates of their acquisitions are not included in our operating results, which therefore affects our discussion of changes in our revenues and expenses for the periods prior to the acquisitions as compared to the periods after the acquisitions.

     Net Revenue

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Mar. 27,	Mar. 28,	Percentage	Mar. 27,	Mar. 28,	Percentage
(in millions, except percentages & ASP)	2009	2008	Change	2009	2008	Change
Net revenue	$1,592	$2,111	(25)%	$5,524	$6,081	(9)%
Unit shipments*	31.6	34.5	(8)	106.5	98.1	9
ASP (per unit)*	$50	$59	(15)	$52	$59	(12)

Revenues by Geography (%)*
Americas	26%	28%		24%	31%
Europe, Middle East, and Africa	28	31		29	32
Asia	46	41		47	37

Revenues by Channel (%)*
OEM	48%	50%		54%	50%
Distributors	30	34		25	33
Branded products	22	16		21	17

Revenues by Product (%)*
Non-desktop sources	58%	54%		62%	54%
Desktop hard drives	42	46		38	46

*	Excludes sales of media and substrates which were immaterial for the three and nine months ended March 27, 2009 compared to $89 million and $249 million for the three and nine months ended March 28, 2008, respectively.
     For the quarter ended March 27, 2009, net revenue was $1.6 billion, a decrease of 25% over the quarter ended March 28, 2008. Total hard drive shipments decreased to 31.6 million for the third quarter of 2009 as compared to 34.5 million for the third quarter of 2008. The decrease in revenue in the March quarter resulted from a decline in our average hard drive selling prices (“ASPs”) and decreased unit shipments. The decline in our ASPs reflects a continued competitive pricing environment, particularly in the notebook market where supply exceeded demand in the early part of the quarter and in the branded products market where price degradation continued throughout the quarter. The decrease in unit shipments in the March quarter was primarily due to further inventory reductions by our customers driven by the overall weak consumer and commercial spending environment.
     For the nine months ended March 27, 2009, net revenue was $5.5 billion, a 9% decrease from the nine months ended March 28, 2008. Total hard drive shipments increased to 106.5 million for the nine months ended March 27, 2009, as compared to 98.1 million for the nine months ended March 28, 2008. The decreases in revenue for the nine month period resulted from the decline in ASPs discussed above. The decline in our ASPs was partially offset by an increase in unit shipments of 2.5-inch drives during the nine month period. We shipped 38.4 million 2.5-inch drives in the nine months ended March 27, 2009 as compared to 24.9 million units in the nine months ended March 28, 2008.
     Changes in revenue by geography and by channel generally reflect normal fluctuations in market demand and competitive dynamics, as well as demand strength in Asia which continues to be driven by the concentration of global manufacturing in that region. For the three and nine months ended March 27, 2009, no single customer accounted for 10%, or more, of our revenue.
     We have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended March 27, 2009, these programs represented 10% and 12% of gross revenues, respectively, compared to 11% and 10%, respectively, in the comparative prior-year period. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since the first quarter of fiscal year 2008, total sales incentive and marketing programs have ranged from 8% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to increase our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue since the first quarter of fiscal year 2008.

Gross Margin

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Mar. 27,	Mar. 28,	Percentage	Mar. 27,	Mar. 28,	Percentage
(in millions, except percentages)	2009	2008	Change	2009	2008	Change
Net revenue	$1,592	$2,111	(25)%	$5,524	$6,081	(9)%
Gross margin	253	477	(47)	967	1,314	(26)
Gross margin %	15.9%	22.6%		17.5%	21.6%
     For the three and nine months ended March 27, 2009, gross margin as a percentage of revenue decreased 670 basis points and 410 basis points, respectively, from the prior-year periods. This decrease is primarily due to the very competitive pricing environment resulting from declines in end-user demand for PC’s and storage-related products coupled with an increase in competing products in the notebook storage market.
Operating Expenses

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Mar. 27,	Mar. 28,	Percentage	Mar. 27,	Mar. 28,	Percentage
(in millions, except percentages)	2009	2008	Change	2009	2008	Change
R&D expense	$125	$123	2%	$377	$336	12%
SG&A expense	49	56	(13)	149	164	(9)
Acquired in-process research and development	14	—	—	14	49	(71)
Restructuring	4	—	—	117	—	—

Total operating expenses	$192	$179		$657	$549

     Research and development (“R&D”) expense was $125 million for the three months ended March 27, 2009, an increase of $2 million over the prior-year period as a result of a $4 million increase in product development to support new programs offset by a decrease in variable incentive compensation. For the nine months ended March 27, 2009, R&D expense was $377 million, an increase of $41 million over the prior-year period. This increase includes a $78 million increase in product development to support new programs and acquired media operations, offset by a decrease of $37 million in variable incentive compensation as a result of a decrease in operating results.
     Selling, general and administrative (“SG&A”) expense was $49 million for the three months ended March 27, 2009, a decrease of $7 million over the prior-year period. This decrease primarily consists of a reduction of our sales and marketing infrastructure as a result of the restructuring plan announced in December 2008, offset by a $4 million increase in bad debt expense. For the nine months ended March 27, 2009, SG&A expense was $149 million, a decrease of $15 million from the prior-year period. This decrease primarily includes a $19 million decrease in variable incentive compensation and a $6 million insurance recovery, offset by a $5 million increase in bad debt expense and a $5 million net increase for the expansion of our sales and marketing presence into new regions along with associated infrastructure to support new products and customers.
     During the three and nine months ended March 27, 2009, we recorded a $14 million charge related to in-process research and development projects acquired from SiliconSystems. During the nine months ended March 28, 2008, we recorded a $49 million charge related to an in-process research and development project acquired from Komag.
     During the three months ended March 27, 2009, we recorded a $4 million restructuring charge, which consisted of $1 million of asset impairment charges, $1 million of employee termination costs and $2 million of contract termination and other exit costs. During the nine months ended March 27, 2009, we recorded a $117 million restructuring charge, which consisted of $81 million of asset impairment charges, $33 million of employee termination costs and $3 million of contract termination and other exit costs.

Other Income (Expense)
     Interest income for the three and nine months ended March 27, 2009 decreased $5 million and $15 million, respectively, as compared to the prior-year periods primarily due to a decrease in the rates of return on our investments. Interest and other expense for the three and nine months ended March 27, 2009 decreased $10 million and $20 million, respectively, as compared to the prior-year periods. This was primarily due to a decrease in the interest rate on a lower amount of debt and other-than-temporary impairment charges on our auction-rate securities of $1 million and $10 million in the three and nine months ended March 27, 2009, respectively, compared to $3 million and $12 million in other-than-temporary charges in the comparative prior-year periods.
Income Tax Provision
     Our income tax provision for the three months ended March 27, 2009 was $8 million as compared to $10 million in the prior-year period. Our income tax provision for the nine months ended March 27, 2009 was a net $20 million expense, which consisted of a tax provision of $33 million, offset by a $6 million tax benefit related to the extension of the research and development tax credit, which was enacted into law in October 2008, and a $7 million favorable adjustment to previously recorded tax accruals to reflect a change in our outlook of future income before taxes. Our income tax provision for the nine months ended March 28, 2008 was $90 million, which included the tax related to the up front royalty payment on the intercompany license of certain intellectual property rights. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
Liquidity and Capital Resources
     We ended the third quarter of fiscal 2009 with total cash and cash equivalents of $1.6 billion. The following table summarizes our statements of cash flows for the nine months ended March 27, 2009 and March 28, 2008 (in millions):

	NINE MONTHS ENDED
	Mar. 27,	Mar. 28,
	2009	2008
Net cash flow provided by (used in):
Operating activities	$956	$1,169
Investing activities	(451)	(1,172)
Financing activities	(30)	220

Net increase in cash and cash equivalents	$475	$217

     Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our current cash, cash equivalents and cash generated from operations will be sufficient to meet our working capital needs through the foreseeable future. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Operating Activities
     Net cash provided by operating activities during the nine months ended March 27, 2009 was $956 million as compared to $1.2 billion during the nine months ended March 28, 2008. Cash flow from operations consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $193 million for the nine months ended March 27, 2009 as compared to $51 million for the prior-year period.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the quarter ended March 27, 2009 and March 28, 2008 were as follows:

	THREE MONTHS ENDED
	Mar. 27,	Mar. 28,
	2009	2008
Days sales outstanding	47	44
Days in inventory	26	25
Days payables outstanding	(68)	(64)

Cash conversion cycle	5	5

     For the three months ended March 27, 2009, our days sales outstanding (“DSOs”) increased by 3 days, days in inventory (“DIOs”) increased by 1 day, and days payable outstanding (“DPOs”) increased by 4 days as compared to the prior-year period. DSOs increased by 3 days as a result of changes in linearity of shipments in the current quarter as compared to the prior-year period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
     Net cash used in investing activities for the nine months ended March 27, 2009 was $451 million as compared to $1.2 billion for the nine months ended March 28, 2008. Investing activities in the nine months ended March 27, 2009 consisted primarily of capital expenditures of $408 million and $44 million used in the acquisition of SiliconSystems, net of cash acquired. Investing activities in the nine months ended March 28, 2008 included $925 million used for the acquisition of Komag, net of cash acquired, and capital expenditures of $469 million, offset by a $222 million net cash increase resulting from the sale and purchase of investments.
     For fiscal 2009, capital additions are currently expected to be approximately $500 million and acquisition-related payments are expected to total approximately $63 million, net of cash acquired. Depreciation and amortization expense for fiscal 2009 is expected to approximate $480 million.
     Our cash equivalents are invested in readily accessible, AAA rated institutional money market funds which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheet. The estimated market values of these investments are subject to fluctuation. The carrying value of our investments in auction-rate securities was reduced from $28 million as of June 27, 2008 to $18 million as of March 27, 2009, as a result of the recognition of $10 million in other-than-temporary losses that were recorded through earnings.
Financing Activities
     Net cash used in financing activities for the nine months ended March 27, 2009 was $30 million as compared to net cash provided by financing activities of $220 million in the prior year. Net cash used in financing activities for the nine months ended March 27, 2009 resulted primarily from $36 million used to repurchase our common stock and $7 million in debt repayments on our capital leases offset by a net $13 million related to employee stock plans. Net cash provided by financing activities for the nine months ended March 28, 2008 resulted from $500 million in net proceeds from acquisition related debt, net $38 million provided by the issuance of common stock under employee plans, offset by a $250 million repayment of acquired convertible debentures, $60 million used to repurchase our common stock and $8 million in debt repayments on our capital leases.
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
Contractual Obligations and Commitments
     Credit Facility — In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 1.85% as of March 27, 2009 and requires sixteen quarterly principal payments beginning in June 2009 of approximately $19 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. As of March 27, 2009, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
     Purchase Orders — In the normal course of business, we enter into purchase orders with suppliers for the purchase of hard drive components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. We also enter into purchase orders with suppliers for capital equipment that are recorded as a liability upon receipt of the equipment. Our ability to change or cancel a capital equipment purchase order without penalty depends on the nature of the equipment being ordered. In some cases, we may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process of components or capital equipment.
     We have entered into long-term purchase agreements with various component suppliers, which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations.
     We enter into, from time to time, other long-term purchase agreements for components with certain vendors. Generally, purchases under these agreements carry fixed volumes and pricing which obligate us to make certain future purchases, contingent on certain conditions of performance, quality and technology of the vendor’s components.
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
     Forward Exchange Contracts — We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3 of this Quarterly Report on Form 10-Q under the heading “Disclosure About Foreign Currency Risk” for a description of our current forward exchange contract commitments and Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
     Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a program through March 31, 2013. Since the inception of this stock repurchase program, through March 27, 2009, we have repurchased 18 million shares for a total cost of $284 million (including commissions). We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     Unrecognized Tax Benefits — As of March 27, 2009, our total cash liability representing unrecognized tax benefits was $38 million. We estimate the timing of the future payments of these liabilities to be within the next five years. See Part I, Item 1, Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our tax liability for unrecognized tax benefits.
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
Inventory
     We value inventories at the lower of cost (first-in, first-out and weighted average methods) or net realizable value. We use the first-in, first-out method to value the cost of the majority of our inventories, while we use the weighted-average method to value our precious metals. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by us. We have determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, we relieve our precious metals inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a first-in, first-out method. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS 161 for hedging instruments in our third quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

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
     In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and ABP Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as both cash flow and fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 27, 2008 and Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     As of March 27, 2009, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)
Foreign exchange contracts:
Thai Baht cash flow hedges	$321	35.06	$(2)
Thai Baht fair value hedges	$26	35.59	—
Malaysian Ringgit cash flow hedges	$43	3.38	$(1)
Euro fair value hedges	$13	0.75	—
British Pound Sterling fair value hedges	$5	0.69	—

*	Expressed in units of foreign currency per dollar.
     During the nine-month periods ended March 27, 2009 and March 28, 2008, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.

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
     Credit Market Risk
     Our long-term investments consist of auction-rate securities totaling $18 million as of March 27, 2009. The negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities prior to maturity of the underlying assets. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions. Rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate these investments will affect our ability to execute our current business plan.
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
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended March 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 6 of our unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 1A. RISK FACTORS
     We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 27, 2008. Except for the first eight risk factors below that we previously updated and disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q filed January 29, 2009, there have been no material changes in our assessment of the risk factors. All of our risk factors are included below.
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
     Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Companies that produce alternative storage technologies like solid-state storage, or flash memory technology, have helped advance acceptance of “netbooks” in the PC market, and have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives and mobile phones that require lower storage capacity devices that cannot be economically manufactured using hard drive technology. Typically, storage needs for higher capacity and performance, with lower cost-per-gigabyte, have been better served by hard drives. However, advances in semiconductor technology have resulted in flash memory emerging as a technology that is competitive with hard drives for niche high performance needs in advanced digital computing markets such as enterprise servers and storage, in spite of the associated challenges in the attributes of cost, capacity and reliability. Additionally, solid-state storage is produced by large semiconductor companies who can sell their products at lower prices and operate their solid-state storage business unit at a loss while still remaining profitable overall in an attempt to gain market share. There can be no assurance that we will be successful in anticipating and developing new products for the desktop, mobile, enterprise, CE and external storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage for the desktop, mobile, enterprise, CE and external storage markets, we will be at a competitive disadvantage to companies using semiconductor technology and our business will suffer.
If the worldwide economic downturn worsens, we may have to take additional steps to align our cost structure with demand, which could result in increased impairment charges and have a negative impact on our operating results.
     As we previously announced, we committed to a business restructuring plan intended to realign our cost structure with a softer demand environment. If the worldwide economic downturn worsens and demand continues to soften, we may be forced to execute additional restructuring activities to realign our cost structure with softening demand. Additional restructuring activities could result in impairment charges and other expenses in excess of what we anticipated when we previously announced our restructuring plan, either of which could adversely impact our results of operations or financial condition.
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
     Moreover, some devices, such as personal video recorders and digital video recorders, or some new PC operating systems which allow greater consumer choice in levels of functionality, therefore allowing for greater market differentiation, may require attributes not currently offered in our products, resulting in a need to develop new interfaces, form factors, technical specifications or product features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in continuing to deploy our hard drive technology and expertise to develop new products for emerging markets such as CE, or if we are required to incur significant costs in developing such products, it may harm our operating results.
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
     Historically, the industry has experienced periods of variable areal density growth rates. When the rate of areal density growth increases, the rate of increase may exceed the increase in our customers’ demand for aggregate storage capacity. Furthermore, our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied with lower capacity hard drives or solid-state storage products at lower prices, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our operating results.
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
Expanding into new markets exposes our business to different seasonal demand cycles, which in turn could adversely affect our operating results.
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
     To remain a market leader for 2.5-inch hard drives in the mobile market, we must predict and successfully adapt to the requirements of the mobile markets, such as different features, performance and form factors. As the mobile market evolves, the requirements in this market may expand for products that we do not currently offer such as solid-state storage products for the mobile market or 1.8-inch form factor hard drives. We must predict and quickly react to these changing requirements especially as the mobile market becomes an increasingly more important part of our overall business.
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
     During the quarter ended March 27, 2009, a large percentage of our revenue came from sales to our top 10 customers, which accounted for 47% of our revenue. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed. In addition, if customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue.
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
     Certain components are available from a limited number of suppliers, and we are sole sourced with some of these suppliers on certain products. Because we depend on a limited number of suppliers for certain product components and manufacturing equipment, each of the following could significantly harm our operating results:
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
     Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components, technology and production equipment that accommodate the new technology. For example, advanced wafer and media manufacturing technologies have historically been developed for use in the semiconductor industry prior to the hard drive industry. However, successful implementation of the use of patterned media with hard drive media currently presents a significant technical challenge facing the hard drive industry but not the semiconductor industry. Therefore, our suppliers may not be willing to dedicate adequate engineering resources to develop manufacturing equipment for patterned media prior to a need for the equipment in the semiconductor industry. We believe that if patterned media technology is not successfully implemented in the hard drive industry, then alternative storage technologies like solid-state storage may more rapidly overtake hard drives as the preferred storage solution for higher capacity storage needs. This result would put us at a competitive disadvantage and negatively impact our operating results.
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
Spending to improve our technology and develop new technology to remain competitive may negatively impact our financial results.
     In attempting to remain competitive, we may need to increase our capital expenditures and expenses above our historical run-rate model in order to attempt to improve our existing hard drive technology and develop new technology. Increased investments in technology could cause our cost structure to fall out of alignment with demand for our products which would have a negative impact on our financial results.
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
If we fail to successfully integrate SiliconSystems’ business and technology into our operations in a timely manner, it may adversely affect our future results.
     While we expect our recent acquisition of SiliconSystems, Inc. to have only a nominal positive impact on our results in the near term, we believe that the acquisition may result in certain more significant future benefits, including technology efficiencies and synergies. However, we may encounter difficulties in the complicated process of integrating SiliconSystem’s business and technology into our existing operations. If we are not able to quickly and cost-effectively integrate SiliconSystems’ business and technology into our operations, our current operations may be disrupted and the future anticipated benefits of the acquisition may not be realized fully or at all. Consequently, our future results of operations may be adversely affected.
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
     The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results.
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
     Our long-term investments consist of auction-rate securities totaling $18 million as of March 27, 2009. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par (or current carrying value), we may incur a loss beyond losses already recognized by us on these securities. For example, during the quarter ended March 27, 2009, the market values of some of the auction-rate securities we owned were impacted by the macro-economic credit market conditions and as a result, we recognized $1 million of other-than-temporary losses to mark the remaining investments to estimated market value. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an additional impairment charge.
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

Dated: April 24, 2009

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