Form 10-K
period 2009-07-03
WESTERN DIGITAL CORP
filed 2009-08-14
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 26, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.5 billion, based on the closing sale price as reported on the New York Stock Exchange.

As of the close of business on August 6, 2009, 224,685,608 shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2009 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 3, 2009

Typically, our fiscal year ends on the Friday nearest to June 30 and consists of 52 weeks. However, approximately every five years, we report a 53-week fiscal year to align our fiscal quarters. The 2009 fiscal year, which ended on July 3, 2009, consisted of 53 weeks. The 2008 and 2007 fiscal years, which ended on June 27, 2008 and June 29, 2007, respectively, consisted of 52 weeks each. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we”, “us”, “our” and “WD” refer to Western Digital Corporation and its subsidiaries.

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

Western Digital, WD, the WD logo, WD Caviar, WD VelociRaptor, WD Scorpio, WD Elements, My Passport, My Book, My DVR Expander, WD GreenPower Technology, WD TV, ShareSpace, SiliconDrive, PowerArmor,

SiSMART, SolidStor, and SiSecure are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	the impact of our acquisition of SiliconSystems, Inc. on SiliconSystems’ existing markets and on our development of future products for emerging opportunities in our existing markets;

•	traditional seasonal demand and pricing trends;

•	our beliefs regarding the adequacy of our facilities and fabrication capacity;

•	our share repurchase plans;

•	our stock price volatility;

•	expectations regarding growth in the first quarter of fiscal 2010;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2010; and

•	beliefs regarding the sufficiency of our cash, cash equivalents and short-term investments to meet our working capital needs.

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

General

We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are key components of computers, including desktop and notebook computers (“PCs”), data storage subsystems and many consumer electronic (“CE”) devices.

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products and integrate them into finished enclosures, embedding application software and offering the products as WD®-branded external storage appliances for personal data backup and portable or expanded storage of digital music, photographs, video and other digital data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 2 terabytes (“TB”), nominal rotation speeds up to 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD®-branded external storage appliances using interfaces such as USB 2.0, external SATA, FireWiretm and Ethernet network connections with capacities of 160 GB up to 8 TB. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our WD GreenPower Technologytm.

In the second quarter of 2009, we began to design, develop, manufacture and sell media players. A media player is a device that connects to a user’s television or home theater system and plays digital movies, music and photos from any of our WD®-branded external hard drives or other USB mass storage devices. We sell our media players worldwide to resellers and retailers under our WD® brand.

In the third quarter of 2009, with the acquisition of SiliconSystems, Inc. (“SiliconSystems”), we began to design, develop, manufacture and sell solid-state drives. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic disks and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the embedded systems market which includes network-communications, industrial, embedded-computing, medical, military, aerospace, media-appliance and data-streaming applications.

Business Strategy

Our business strategy is to provide a broad selection of reliable, high quality hard drives at a low total cost of ownership and with high efficiency and speed. We believe this strategy helps accomplish the following:

•	distinguishes us in the dynamic and competitive hard drive industry;

•	provides great value to our customers;

•	allows us to better achieve consistent financial performance, including strong returns on invested capital; and

•	provides continued diversification of our hard drive product set and entry into additional markets such as solid-state drives and media players.

We have designed our business strategy to accommodate significant unit and revenue growth with relatively small increases in operating expenses and to consistently achieve high asset utilization.

Industry

We design, develop and manufacture hard drives for the desktop and mobile PC, enterprise, CE and branded product retail markets. We believe that growth in the sales of hard drives has continued to outpace the growth in the sales of all PCs as there were approximately 84% more hard drives sold in the market than PCs in calendar 2008, based on industry data. We believe the following factors continue to drive this accelerating growth of hard drive sales in addition to PC applications:

•	consumer use of hard drives for the playing, retention and creation of digital content for personal use in the rapidly growing CE market;

•	growth of the external hard drive or branded products market, permitting the easy storage, portability and backup of digital data such as music, photographs or video;

•	increased use of multiple hard drives in PCs for data backup and expanded storage capacity; and

•	increased use of multiple cost-optimized high performance hard drives in data-intensive applications such as Internet search engines and in hard drive intensive hosts for handheld computing devices.

Additionally, we believe that the demand for 2.5-inch hard drives has grown from approximately 16% of the overall hard drive market in calendar 2003 to 41% of the overall hard drive market in calendar 2008, driven by the fast-growing markets for notebook and netbook computers, game consoles and external storage.

We design, develop and manufacture solid-state drives for the embedded systems market which includes network-communications, industrial, embedded-computing, medical, military, aerospace, media appliance and data streaming applications. We believe that the growth rate of solid-state drives will be significant over the next four years, with particular opportunities for growth in the enterprise storage, netbooks, and embedded systems markets.

We also design, develop and manufacture WD®-branded media players for the retail market. We believe there is a growing need for consumers to play their stored digital content on their television or home theater system in connection with the growing trend in the digitization of rich content and data.

These factors and our product expansion strategy have gradually increased our percentage of revenue derived from non-desktop sources. In 2009, 62% of our revenue was from non-desktop sources compared to 56% in 2008.

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

We believe several other factors affect the rate of desktop computer unit growth, including growth of notebook and netbook computers, maturing desktop PC markets in North America and Western Europe, an increase in first-time buyers of desktop computers in Asia, Eastern Europe and Latin America, and the lengthening of desktop computer replacement cycles.

Mobile PC Market

The mobile PC market consists primarily of notebook and netbook computers. Individuals use mobile computers both in and away from homes and businesses. Like desktop computers, mobile computers use software applications for various needs and hard drives store notebook operating system and application software, and the data used by the applications.

We believe that the demand for hard drives in the mobile PC market has grown in part due to:

•	the overall growth of mobile sales, including increased transition from desktop computers to mobile computers;

•	the increased mobility of the workforce;

•	the increasing needs of businesses and individuals for increased storage capacity on their notebook computers;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto notebook hard drives.

We expect the mobile PC market to continue to grow faster than the desktop or enterprise markets in the next three years. As the mobile PC market continues to evolve to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, availability, reliability, execution, flexibility, capacity, performance, power and the competitive cost structures of their hard drive suppliers. These are the same attributes that have been emphasized for many years by customers in the high-volume desktop PC market.

Enterprise Market

The enterprise market for hard drives includes workstations, servers, network attached storage, storage area networks, other computing systems or subsystems, and video surveillance. Historically, hard drives for this market have utilized several interfaces, including the Small Computer Systems Interface (“SCSI”) and Fibre Channel Arbitrated Loop (“FC-AL”). Beginning in 2003, these traditional enterprise interfaces have been supplemented or replaced in certain storage applications by hard drives featuring the Serial Attached SCSI (“SAS”) interface technology, which is supported by industry standards, as well as by SATA. SATA hard drives typically cost customers less than SCSI hard drives while offering higher capacities and maintaining similar reliability, scalability and performance.

We believe that enterprise uses of SATA hard drives will continue to increase. During the past few years, a new disk-based back-up application has emerged with high-capacity SATA hard drives augmenting SCSI and SAS hard drives, tape and optical media. This new application, popularly referred to as “near-line” storage, has created a growth market because hard drives back up or access data more quickly than tape or optical solutions, and quickly retrieve critical back-up or near-line data. The availability of SATA hard drive solutions, which are more cost effective than SCSI and SAS hard drives, promotes the increasing use of high-capacity hard drives in near-line storage applications. The low price per capacity of SATA drives has stimulated new applications such as video surveillance, video editing/broadcasting and medical imaging. These applications represent segments of a growing market for high capacity storage in non-computing imaging and multimedia professions.

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

SAS is the next generation SCSI technology and has been replacing SCSI drives over the past few years. SATA technology is compatible with SAS technology, enabling customers the flexibility of incorporating SATA hard drives in SAS storage systems. We believe the market transition from SCSI to SAS has added to the growth of the enterprise-class SATA market, which currently is estimated to be approximately 47% of the enterprise hard drive market.

High-performance server applications, including blade servers, are increasingly using 2.5-inch form factor hard drives, supplanting traditional 3.5-inch drives. Smaller form factors enable more drives per physical space for increased performance, higher capacity per square foot and lower power consumption. This trend demonstrates the fragmentation of the enterprise hard drive market and the need for application-specific enterprise-class hard drives.

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

External Hard Drive Market

Most new PC systems include high-speed external interfaces, such as USB 2.0, external SATA, FireWiretm or Ethernet network connections, that permit users to supplement the storage space of their PC systems or home and small office networks with the use of external hard drives. Users store additional programs or multimedia content, and back up internal hard drives with external hard drives, as well as mobile external hard drives for mobility convenience. Although external hard drives are a small part of the overall hard drive market, we believe that sales of external hard drives will continue to grow. External storage can often be the easiest, quickest or only way of adding additional storage capacity to either a desktop or notebook computer. We believe there is an increasing consumer awareness of the need and value of securely storing personal digital content through backup applications and devices. In addition, there is opportunity for external storage as a way of expanding storage capacity in CE devices such as DVRs. We also believe there is a growing need for media players that enable consumers to play digital movies, music and photos, otherwise limited to being viewed on computer screens, from USB mass storage devices on their television or home theater system.

Solid-State Drive Market

The solid-state drive market consists primarily of solid-state drives constructed with semiconductor, non-volatile media that retains data even when power is not applied using either single-level cell or multilevel cell NAND media. Our solid-state drive products are currently used in the embedded systems market which includes network-communications, industrial, embedded-computing, medical, military, aerospace, media appliance and data streaming applications.

We believe that the demand for solid-state drives in certain markets has grown in part due to:

•	the increasing performance, measured by input/output per second, in enterprise applications;

•	the increasing low entry cost applications in the netbook markets;

•	the increasing premium performance applications in the desktop and notebook markets; and

•	the increasing requirements of the embedded systems market for high durability and long life cycles.

We expect the solid-state drive market to grow faster on a compounded annual growth rate basis than the hard drive market over the next four years.

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

Products

We offer a broad line of hard drives designed for various markets. We market our hard drives under brand names including WD Caviar, WD RE, WD VelociRaptor, WD Scorpio, WD Elements, WD AV, My Passport, My Book, My DVR Expander and WD GreenPower Technology. These hard drives service the desktop, mobile, enterprise, CE and branded products markets, and can be found in products including desktop computers, notebook computers, enterprise storage, workstations, video surveillance equipment, networking products, DVRs, STBs and external storage appliances. We also offer a line of WD®-branded media players under the WD TVtm brand name, as well as a line of solid-state drives under the SiliconDrive® brand name.

Desktop Hard Drive Products

The hard drives we design for the desktop PC market currently consist of 3.5-inch form factor products with capacities ranging from 40 GB to 2 TB. These products utilize either the EIDE or SATA interfaces, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in our hard drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second, which is the maximum specified data transition that can be sustained under ideal conditions. The SATA interface available in the majority of our hard drives enables burst transfer rates of up to 3 gigabits (Gb) per second.

Mobile Hard Drive Products

Our hard drives used in mobile products typically include 2.5-inch form factor drives for notebook computers. Although the desktop PC market still accounts for a majority of hard drive sales, unit shipments of hard drives for notebook computers represent a growing share of the total. We entered the 2.5-inch mobile market in September 2004. We are now shipping our seventh generation of the WD Scorpio® product family, offering up to 1 TB of capacity. Our product expansion, including a high-performance hard drive spinning at 7,200 RPM and producing ultra-high capacities for specific applications with a three platter platform, has enabled us to provide customers with a full-line of 2.5-inch mobile drives and helped us enhance our market position in this fast-growing market.

Enterprise Hard Drive Products

We offer multiple product lines to address enterprise market needs, including:

•	the WD VelociRaptortm drive, which is a 300 GB, 10,000 RPM, 2.5-inch enterprise-class drive with the SATA interface for enterprise applications requiring high performance and high reliability;

•	the WD® RE family of drives, with capacities ranging from 160 GB to 2 TB. The WD® RE family serves the SATA market and has enhanced reliability features and ratings when contrasted to our desktop products; and

•	low-power versions of the WD® RE family of drives featuring WD GreenPower Technologytm, which reduces power consumption as much as 40 percent compared with standard hard drives. Lower power consumption

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

Consumer Electronics Products

We offer a line of hard drives under the WD® AV brand that are designed for use in products such as DVRs, STBs, karaoke systems, multi-function printers and gaming systems. WD® AV drives deliver the characteristics CE manufacturers seek most, which are quiet operation, low operating temperature, low power consumption specifications, high reliability and optimized streaming capabilities. We also offer low-power WD® AV drive models that feature the WD GreenPower Technologytm. Lower power consumption in our WD® AV drives results in cooler operation, which enhances long-term reliability. Our WD GreenPower Technologytm also quiets drive operation, which is an important attribute for our consumer electronics customers.

Branded Products

We sell a broad line of WD®-branded hard drive-based storage appliances, which are internal drives embedded into PC peripheral-style enclosures that have USB 2.0, external SATA, FireWiretm and Ethernet network connections and include software that assists customers with back up, remote access and management of digital content. We sell these branded storage appliances, as well as related adapters and accessories, through retail store fronts, online stores and distributors. These include:

•	the 3.5-inch hard drive-based My Book® family of storage appliances, which are designed to reside on desktops as PC peripherals, as well as be connected to networks, and to simplify storage for mainstream consumers, and offer from 160 GB to 4 TB of capacity;

•	the 3.5-inch My DVR Expandertm series of external SATA (“eSATA”) and USB 2.0 storage appliances, which adds recording time to STBs with DVR capability;

•	the WD ShareSpacetm network-attached storage system, which offers capacities as high as 8 TB for home office or small office applications;

•	the 2.5-inch hard drive-based My Passporttm Portable series of USB 2.0 and FireWiretm storage devices, which, weighing less than one-half of a pound, offer from 160 GB to 1 TB of portable storage capacity; and

•	3.5-inch and 2.5-inch internal hard drives packaged with PC installation kits under the WD® brand for retail store sales.

We also sell a line of WD®-branded media players which are devices that enable users to play digital movies, music and photos from any of our WD® branded external hard drives or other USB mass storage devices on a television or home theater system, independent of the PC. Our media players provide rich high definition playback and navigation up to 1080p, multiple ports to connect to multiple mass storage devices and access them simultaneously, high-definition multimedia interface ports to connect to the highest quality HDTV or home theater system and composite outputs to ensure compatibility with virtually all television sets.

Solid-State Drive Products

We offer a line of solid-state drives under the SiliconDrive® brand that provides advanced storage technologies for the embedded systems market which includes network-communications, industrial, medical, military, aerospace, media appliance and data streaming applications. We are now shipping three generations of the SiliconDrive® product family in 2.5-inch, 1.8-inch, CF and other small form factors, with capacities ranging from 32 MB to 120 GB, interfaces that include SATA, PATA/EIDE/CF and USB 2.0 and read/write speeds of up to 100/80 MB per second. These drives also address the stringent embedded systems market requirements to ensure data integrity, eliminate unscheduled downtime, protect application data and software and provide for data security and protection through our patented and patent-pending PowerArmor®, SiSMART®, SolidStor® and SiSecuretm technologies.

Research and Development

We devote substantial resources to development of new products and improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $509 million, $464 million and $306 million in 2009, 2008 and 2007, respectively.

Fiscal 2009 represented the eighth consecutive year of substantial growth in our research and development spending to support our significant broadening of our product and technology portfolios. Over that eight-year period, we grew our research and development spending 350% from $113 million in fiscal 2001 to $509 million in fiscal 2009. As a result of this investment activity, we continue to expand our business beyond the desktop PC market into newer markets or markets in which we have not previously participated. Such investments have allowed us to execute against our strategic objective of revenue diversification to address the growth of new applications for hard drives and fast-growing new market opportunities.

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

Technology and Product Development

Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently better than removable or floppy disks, optical hard drives and tapes, and they are more cost effective than semiconductor technology. The primary measures of hard drive performance include:

•	“Acoustics” — which is the sound power emitted during hard drive operation, commonly expressed in decibels, and perceived loudness due to sound pressure, commonly expressed in sones.

•	“Data transfer rate” — which is the sustained rate of data transfer to and from the disk, commonly expressed in gigabits per second. One gigabit equals one billion bits.

•	“Seek time” — which is the time needed to position the heads over a selected track on the disk surface, commonly expressed in milliseconds.

•	“Spindle rotation speed” — which is the nominal rotation speed of the disks inside the hard drive, commonly expressed in RPM or latency. Spindle rotation speeds commonly stated as 5,400, 7,200 and 10,000 RPM are sometimes approximations.

•	“Storage capacity” — which is the amount of data that can be stored on the hard drive, commonly expressed in GB or TB. As defined in the hard drive industry, one GB equals one billion bytes and one TB equals one trillion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

•	“Power Consumption” — which is the amount of electricity required to operate the drive, measured in watts.

All of our hard drive products employ similar technology. The main components of the hard drive are a Head-Disk-Assembly (“HDA”) and a Printed Circuit Board Assembly (“PCBA”). The HDA includes heads, magnetic media (“disks”), head positioning mechanism (“actuator”) and spindle motor. A rigid base and top cover contain these components in a contamination-controlled environment. The PCBA includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector.

HDA: One or more disks positioned around a motor-driven spindle hub that rotates the disks comprise the disk-pack assembly. The disk is made up of a smooth substrate on which thin layers of magnetic materials are deposited. The head stack assembly (“HSA”) is comprised of a magnetic positioner, a pivot-arm module, on which the individual heads are mounted. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk.

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

Industry-standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE (Parallel Advanced Technology Attachment, or “PATA”) and SATA, and the primary interfaces for enterprise systems are SATA, SCSI, SAS, and FC-AL. As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio® WD® RE, WD VelociRaptortm and WD® AV hard drive families; and EIDE (PATA) on WD Caviar®, WD Scorpio® and WD®AV families.

The number of disks and each disk’s areal density (track density multiplied by bit density), which is a measure of the amount of data that can be stored on the recording surface of the disk per unit area, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks and heads as the areal density increases, potentially reducing product costs over time through reduced component requirements. In January 2009, we began shipping our WD Caviar® 3.5-inch family of drives at 500 GB per platter (approximately 400 gigabits per square inch) areal density. In July 2009, we began shipping our WD Scorpio® Bluetm 2.5-inch 1 TB drives at 333 GB per platter (approximately 525 gigabits per square inch) areal density.

Head technology is one of the key components affecting areal density. Historically, there have been rapid technological changes resulting in several generations of head technology in a relatively short time. However, in recent years the time has lengthened between changes in generations of head technology. The hard drive industry has transitioned from the use of longitudinal magnetic recording (“LMR”) head technology for the head writer function to perpendicular magnetic recording (“PMR”) technology, which allows for significantly higher storage capacities. In addition, the industry has made the transition to tunnel-junction magneto resistive (“TMR”) technology for the head reader function. We have completed the transition to PMR and TMR across all of our product platforms.

With the transition to PMR, magnetic media plays a much more important role in achieving higher areal density. PMR demands a much tighter interaction and matching between head and magnetic media designs. We are vertically integrated in the two most important technology components of hard drives (heads and magnetic media), which has enabled us to achieve a more optimum design and utilization of these components.

We invest considerable resources in research and development, manufacturing infrastructure and capital equipment of head and magnetic media components, in order to secure our competitive position and cost structure.

Solid-state drives record, store and retrieve digital data without any moving parts. Attributes, such as fast read/write speeds, low power consumption and robust durability offer greater performance than hard drives in some storage applications but are currently much more costly per gigabyte and are available in much lower capacity points than hard drives. The main components of a solid-state drive are the system-on-chip and semiconductor media. The capacity, measured in megabytes or gigabytes, of a solid-state drive is based on the total number of megabits or gigabits of semiconductor media in the solid-state drive. Industry-standard storage interface protocols, such as SATA, PATA/EIDE/CF and USB 2.0, allow the solid-state drive to communicate with the host system.

The WD® product lines generally leverage a common platform for various products within product families with different capacities to serve differing market needs. This platform strategy results in commonality of components across different products within product families and, in some cases, across product families, which reduces exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models.

For an additional discussion of risks related to technological innovations, see Item 1A of this Annual Report on Form 10-K.

Sales and Distribution

We sell our products globally to OEMs, ODMs, distributors and retailers. OEMs purchase our products, either directly or through a contract manufacturer such as an ODM, and assemble them into the computer or CE systems they build. Distributors typically sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Retailers typically sell our products directly to end-users through their storefront or online facilities.

Original Equipment Manufacturers

Sales to OEMs, which include sales through ODMs, accounted for 54%, 51% and 48% of our net revenue in 2009, 2008 and 2007, respectively. For 2009 and 2007, sales to Dell Inc. accounted for 10% of our net revenue. For 2008, no single customer accounted for 10%, or more, of our net revenue. We believe that our success depends on our ability to maintain and improve our strong relationships with the leading OEMs.

OEMs evaluate and select their hard drive and solid-state drive suppliers based on a number of factors, including quality and reliability, storage capacities, performance characteristics, price, service and support, ease of doing business, and the supplier’s long-term financial stability. They typically seek to qualify two or more providers for each generation of products, and once an OEM has chosen its qualified vendors for a given product, it generally will purchase products from those vendors for the life of that product. To achieve success with OEM qualifications, a supplier must consistently offer products featuring leading technology, quality and reliability at acceptable capacity. Suppliers must quickly achieve volume production of each new generation of high quality and reliable hard drives or solid-state drives, requiring access to flexible, high-capacity, high-quality manufacturing capabilities.

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

Distributors

We use a broad group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors accounted for approximately 26%, 31% and 36% of our net revenue for 2009, 2008 and 2007, respectively. Distributors generally enter into non-exclusive agreements for specific territories with us for the purchase and redistribution of our products in those territories. We grant our distributors limited price protection rights.

Retailers

We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. Retailers accounted for approximately 20%, 18% and 16% of our net revenue for 2009, 2008 and 2007, respectively. Our current retail customer base is primarily in the United States (“U.S.”), Canada and Europe. The retail channel complements our other sales channels while helping to build brand awareness for WD and our products. Retailers supply end-users with our products to upgrade their computers, externally store their data for backup or mobility purposes and play their stored digital content on their television or home theater systems. We grant our retailers price protection and limited rights to return product on an inventory rotation basis. We also sell our branded products through our web site.

Sales and Marketing

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 80%, 76% and 68% of our net revenue for 2009, 2008 and 2007, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For an additional discussion regarding the risks related to sales to international customers, see Item 1A of this Annual Report on Form 10-K.

For additional information concerning revenue recognition, sales by geographic region and major customer information, see Part II, Item 8, Notes 1 and 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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

Competition

We compete primarily with manufacturers of hard drives for use in desktop, notebook, enterprise, CE and external storage products. Our competitors in the hard drive market include companies such as Fujitsu Limited (which has announced that the transfer of its hard drive business to Toshiba has been delayed until September 2009), Hitachi Global Storage Technologies, Samsung Electronics Co. Ltd., Seagate Technology and Toshiba Corporation.

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

High-speed semiconductor media competes with hard drive products in some applications, such as consumer handheld devices and portable external storage. Semiconductor media is much faster in some applications than magnetic hard drives, but currently is not competitive in most applications using 3.5-inch and 2.5-inch form factor hard drives from a cost standpoint. Flash memory, a non-volatile semiconductor media, is currently much more costly and, while it has higher “read” performance attributes than hard drives, it has lower “write” performance attributes. Flash memory could become more competitive in the near future for additional applications requiring less storage capacity than that provided by hard drives. However, we believe that the traditional high-volume computing markets will remain the domain of 3.5-inch and 2.5-inch hard drives based on the hard drive industry’s attributes of reliability, availability and cost.

Our competitors in the external hard drive market include companies such as EMC Corporation, Hitachi Global Storage Technologies, LaCie Group, Melco Holdings Inc. and Seagate Technology. Our competitors in the solid-state drive market include companies such as Intel Corporation, Micron Technology, Inc., Smart Modular Technologies, Inc., STEC, Inc., and Samsung Electronics Co. Ltd.

For an additional discussion of risks related to competition, see Item 1A of this Annual Report on Form 10-K.

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions, including Africa, Asia Pacific, Australia, Europe, India, Latin America, the Middle East and North America to provide various levels of testing, processing and/or recertification of returned products for our customers. In addition, we receive and service returned hard drives at our U.S. facility.

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

We use our wafer fabrication facilities in Fremont, California and our slider fabrication facility in Bang Pa-In, Thailand, to design and manufacture a substantial portion of the heads and head gimbal assemblies (“HGAs”) we include in the hard drives we manufacture. We have deferred the completion of converting our head wafer fabrication facilities in Fremont, California to utilize 8-inch wafers from 6-inch wafers as a result of macroeconomic conditions.

We also have magnetic media and substrate design and manufacturing facilities in Malaysia. We use these facilities to design and manufacture most of the magnetic media and substrates that we use in our products.

We leverage the efficiencies of contract manufacturers when strategically advantageous.

For an additional discussion of risks related to manufacturing, see Item 1A of this Annual Report on Form 10-K.

Materials and Supplies

The following products are the major components currently used in the manufacture of our hard drives:

•	magnetic heads and magnetic media;

•	suspensions with related HGAs and HSAs;

•	spindle motors;

•	custom and standard electronics such as system-on-chip, magnetic media, motor controllers, pre-amps and printed circuit boards;

•	base and top covers; and

•	magnets and related voice coil motors.

We also use several other components in our hard drives such as seals, filters, plastic molded parts, capacitors, resistors, connectors and cables.

We design and manufacture a substantial portion of the heads, magnetic media and substrates required for the hard drives we manufacture. We purchase a portion of these components from third party suppliers. We acquire all of the remaining components for our products from third party suppliers.

The major components used in the manufacture of our solid-state drives, the semiconductor media and system-on-chip, and in our media player, the controller, are acquired from third party suppliers.

We generally retain multiple suppliers for each of our component requirements but in some instances use sole sources for business reasons.

For an additional discussion of risks related to our component supplies, see Item 1A of this Annual Report on Form 10-K.

Backlog

A substantial portion of our orders are generally for shipments within 30 to 60 days of the placement of the order. We generally negotiate pricing, order lead times, product support requirements and other terms and conditions before receiving a customer’s first purchase order for a product. Customers’ purchase orders typically may be canceled with relatively short notice to us, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, we make many of our sales to OEMs under just-in-time delivery contracts that do not generally require firm order commitments by the customer until the time of sale. Instead, we receive a periodic forecast of requirements from the customer and invoice the customer upon shipment of the product from the just-in-time warehouse. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue and profit and may not be comparable to earlier periods.

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

In addition to patent protection of certain intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We believe that our non-patented intellectual property, particularly some of our process technology, is an important factor in our success. We rely upon non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which we conduct business may provide less protection for confidential information than the U.S.

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

Employees

As of July 3, 2009, we employed a total of 45,991 employees worldwide. This represents a decrease in headcount of approximately 8% since June 27, 2008 and an increase of approximately 56% since June 29, 2007. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs, which we believe are, in the aggregate, competitive with those offered by our competitors. We and most of our competitors nevertheless have difficulty at times hiring and retaining certain skilled employees. We have engaged consultants and contract personnel to fill these needs until full-time employees could be recruited. We consider our employee relations to be good. For additional discussion of risks related to our skilled employees, see Item 1A of this Annual Report on Form 10-K.

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

Executive Officers of the Registrant

Listed below are all of our executive officers as of July 3, 2009, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

John F. Coyne	59	President and Chief Executive Officer
Timothy M. Leyden	57	Executive Vice President and Chief Financial Officer
Raymond M. Bukaty	52	Senior Vice President, Administration, General Counsel and Secretary
Hossein Moghadam	65	Senior Vice President and Chief Technology Officer

Mr. Coyne, 59, has been a director since October 2006. He joined us in 1983 and has served in various executive capacities. From November 2002 until June 2005, Mr. Coyne served as Senior Vice President, Worldwide Operations, from June 2005 until September 2005, he served as Executive Vice President, Worldwide Operations and from November 2005 until June 2006, he served as Executive Vice President and Chief Operations Officer. Effective June 2006, he was named President and Chief Operating Officer. In January 2007, he became President and Chief Executive Officer. Mr. Coyne is a director of Jacobs Engineering Group Inc.

Mr. Leyden, 57, re-joined us in May 2007 as Executive Vice President, Finance, and was promoted to Executive Vice President and Chief Financial Officer in September 2007. From December 2001 to May 2007, Mr. Leyden served in senior finance capacities at Sage Software Inc. and Sage Software of California, subsidiaries of Sage Group PLC, a U.K. public company that supplies accounting and business management software to small and medium-sized businesses, including as Vice President, Finance and Chief Financial Officer from December 2001 to May 2004 and as Senior Vice President, Finance and Chief Financial Officer from May 2004 to May 2007. Mr. Leyden previously served in various worldwide finance, manufacturing and information technology capacities with us from 1983 to December 2000.

Mr. Bukaty, 52, joined us in 1999 as Vice President, Corporate Law. He was appointed to Vice President, General Counsel and Secretary in March 2002, and to Senior Vice President in January 2004, and assumed his current position as Senior Vice President, Administration, General Counsel and Secretary in October 2004.

Dr. Moghadam, 65, joined us in October 2000 as Vice President, Engineering and site manager of our San Jose facility. He served as Senior Vice President, Research and Development from November 2004 to November 2005 and was appointed Senior Vice President and Chief Technology Officer in November 2005.

Item 1A.	Risk Factors

Negative worldwide economic conditions could continue to result in a decrease in our sales and revenue and an increase in our operating costs, which could continue to adversely affect our business and operating results.

If the current worldwide economic downturn continues, many of our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers in each of the OEM, distribution and retail channels rely on credit financing in order to purchase our products. If the negative conditions in the global credit markets prevent our customers’ access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

Negative worldwide economic conditions could prevent us from accurately forecasting demand for our products, which could adversely affect our operating results or market share.

The current negative worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can depress product prices, increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share. For a further discussion of these risks, please see the risk factor below entitled “Our failure to accurately forecast market and customer demand for our products could adversely affect our business and financial results or operating efficiencies.”

Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances; however, as a result of the current negative worldwide economic conditions, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails and is unable to pay us. Additionally, if global economic conditions worsen, the risk increases that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.

If the worldwide economic downturn worsens, we may have to take additional steps to align our cost structure with demand, which could result in increased impairment charges and have a negative impact on our operating results.

As we previously announced, we committed to a business restructuring plan intended to realign our cost structure with a softer demand environment. If the worldwide economic downturn worsens and demand were to soften further, we may be forced to execute additional restructuring activities to realign our cost structure with softening demand. Additional restructuring activities could result in impairment charges and other expenses in excess of what we anticipated when we previously announced our restructuring plan, either of which could adversely impact our results of operations or financial condition.

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

During past economic downturns, as well as over the past few years, the consumer market for computers has shifted significantly towards lower priced systems, and we therefore expect this trend to continue in light of the current negative worldwide macroeconomic conditions. If we are not able to continue to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results. The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as content increasingly converts to digital technology from the older analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives may be found in many products other than computers, such as various CE devices. Accurately forecasting for future requirements of these new markets remains challenging.

Moreover, some devices such as personal video recorders and digital video recorders, or some new PC operating systems which allow greater consumer choice in levels of functionality and therefore greater market differentiation, may require attributes not currently offered in our products, resulting in a need to develop new interfaces, form factors, technical specifications or product features, increasing our overall operational expense without corresponding incremental revenue at this stage. If we are not successful in continuing to deploy our hard drive technology and expertise to develop new products for emerging markets such as the CE market, or if we are required to incur significant costs in developing such products, it may harm our operating results.

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

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, or if market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.

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

In order to efficiently and timely meet the demands of many of our OEM customers, we position our products in multiple strategic locations based on the amounts forecasted by such customers. If an OEM customer’s actual product demands decrease significantly from its forecast, then we may incur additional costs in relocating the products that have not been purchased by the OEM. This could result in a delay in our product sales and an increase in our operating costs, which may negatively impact our operating results.

Increases in areal density may outpace customers’ demand for storage capacity, which may lower the prices our customers are willing to pay for new products or put us at a disadvantage to competing technologies.

Historically, the industry has experienced periods of variable areal density growth rates. When the rate of areal density growth increases, the rate of increase may exceed the increase in our customers’ demand for aggregate storage capacity. Furthermore, our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management, the emergence of processes such as cloud computing, data deduplication and storage virtualization, or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products that we do not offer, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our operating results.

Our entry into additional storage markets increases the complexity of our business, and if we are unable to successfully adapt our business processes as required by these new markets, we will be at a competitive disadvantage and our ability to grow will be adversely affected.

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

Expansion into new hard drive markets may cause our capital expenditures to increase, and if we do not successfully expand into new markets, our business may suffer.

To remain a significant supplier of hard drives, we will need to offer a broad range of hard drive products to our customers. We currently offer a variety of 3.5-inch or 2.5-inch hard drives for the desktop, mobile, enterprise, CE and external storage markets. However, demand for hard drives may shift to products in form factors or with interfaces that our competitors offer but which we do not. Expansion into other hard drive markets and resulting increases in manufacturing capacity requirements may require us to make substantial additional investments in part because our operations are largely vertically integrated now that we manufacture heads and magnetic media for use in many of the hard drives we manufacture. If we fail to successfully expand into new hard drive markets with products that we do not currently offer, we may lose business to our competitors who offer these products.

If we fail to successfully manage our new product development or new market expansion, or if we fail to anticipate the issues associated with such development or expansion, our business may suffer.

While we continue to develop new products and look to expand into new markets, the success of our new product introductions depends on a number of factors, including our ability to anticipate and manage a variety of issues associated with these new products and new markets, such as:

•	difficulties faced in manufacturing ramp;

•	market acceptance;

•	effective management of inventory levels in line with anticipated product demand; and

•	quality problems or other defects in the early stages of new product introduction that were not anticipated in the design of those products.

Further, we need to identify how any of the new markets into which we are expanding may have different characteristics from the markets in which we currently exist and properly address these differences. These characteristics may include:

•	demand volume requirements;

•	demand seasonality;

•	product generation development rates;

•	customer concentrations;

•	warranty expectations and product return policies; and

•	cost, performance and compatibility requirements.

Our business may suffer if we fail to successfully anticipate and manage these issues associated with our product development and market expansion. For example, our branded products are designed to attach to and interoperate with a wide variety of PC and CE devices, and therefore their functionality relies on the manufacturer of such devices, or the associated operating systems, enabling the manufacturer’s devices to operate with our branded products. If our branded products are not compatible with a wide variety of devices, or if device manufacturers design their devices so that our branded products cannot operate with them, and we cannot quickly and efficiently adapt our branded products to address these compatibility issues, our business could suffer.

Expanding into new markets exposes our business to different seasonal demand cycles, which in turn could adversely affect our operating results.

The CE and retail markets have different seasonal pricing and volume demand cycles as compared to the PC market. By expanding into these markets, we became exposed to seasonal fluctuations that are different from, and in addition to, those of the PC market. For example, because the primary customer for our branded products are individual consumers, this market has historically experienced a dramatic increase in demand during the winter holiday season. If we do not properly adjust our supply to these new demand cycles, we risk having excess inventory during periods of low demand and insufficient inventory during periods of high demand, which could adversely affect our operating results.

Selling to the retail market is an important part of our business, and if consumer spending continues to decrease, or if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. If consumer spending continues to decrease as a result of the current worldwide economic downturn, our operating results could suffer because of the increased importance of our branded products business.

We sell our branded products directly to a select group of major retailers, such as computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the U.S., Canada and Europe. We are facing increased competition from other companies for shelf space at a small number of major retailers that have strong buying power and pricing leverage. If we are unable to maintain effective working relationships with major retailers and online resellers, our competitive position in the branded product market may suffer and our operating results may be adversely affected. In addition, if customers no longer maintain a preference for WD®-brand products or if we fail to successfully expand into multiple channels, our operating results may be adversely affected.

Additionally, we face strong competition in maintaining and trying to grow our market share in the retail market, particularly because of the relatively low barriers to entry in this market. For example, several additional hard drive manufacturers have recently disclosed plans to expand into the external storage market, and as these companies attempt to gain market share, we may have difficulty in maintaining or growing our market share and there may be increased downward pressure on pricing. We will continue to introduce new products in the retail market that incorporate our disk drives; however, there can be no assurance that these products will gain market acceptance, and if they do not, our operating results could suffer.

Loss of market share with or by a key customer, or consolidation among our customer base, could harm our operating results.

During the year ended July 3, 2009, a large percentage of our revenue, 48%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could harm our operating results.

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

Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. If we fail to remain competitive in terms of our technology, quality, service and support, our distribution customers may favor our competitors, and our operating results could suffer. We also face significant risk in the distribution market for hard drives. If the distribution market weakens as a result of a slowing PC growth rate, technology transitions or a significant change in consumer buying preference from white box to branded PCs, or if we experience significant price declines due to oversupply in the distribution channel, then our operating results would be adversely affected.

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

A competitive cost structure is critical to our operating results, and increased costs may adversely affect our operating margin.

A competitive cost structure for our products, including critical components, labor and overhead, is critical to the success of our business, and our operating results depend on our ability to maintain competitive cost structures on new and established products. If our competitors are able to achieve a lower cost structure that we are unable to match, we could be at a competitive disadvantage to those competitors.

Shortages of commodity materials, price volatility, or use by other industries of materials used in the hard drive industry, may increase our cost structure.

Increases in the cost for certain commodity materials may increase our costs of manufacturing and transporting hard drives and key components. Shortages of materials such as stainless steel, aluminum, nickel, neodymium, ruthenium or platinum increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. For example, perpendicular recording technology requires increased usage of precious metals such as ruthenium and platinum, the price of which may continue to be volatile, which could adversely affect our operating margins. Furthermore, if other high volume industries increase their demand for materials such as these, our costs may further increase, which could have an adverse effect on our operating margins. The volatility in the cost of oil also affects our transportation costs and may result in lower operating margins if we are unable to pass these increased costs through to our customers.

If we fail to maintain effective relationships with our major component suppliers, our supply of critical components may be at risk and our profitability could suffer.

We make most of our own heads and magnetic media for some of our product families; however, we do not manufacture many of the component parts used in our hard drives. As a result, the success of our products depends on our ability to gain access to and integrate parts from reliable component suppliers. To do so, we must effectively manage our relationships with our major component suppliers. We must also effectively integrate different products from a variety of suppliers, each of which employs variations on technology, which can impact, for example, feasible combinations of heads and magnetic media components. For example, in August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

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

Our future operating results may also depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volumes to meet our production requirements. A number of the components that we use are available from only a single or limited number of qualified suppliers, and may be used across multiple product lines. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries resulting in a supply reduction, if a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. If we are unable to obtain sufficient quantities of materials used in the manufacture of magnetic components, or other necessary components, we may experience production delays which could cause us loss of revenue. If a component becomes unavailable, we could suffer significant loss of revenue.

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

Contractual commitments with component suppliers may result in us paying increased charges and cash advances for such components or may cause us to have inadequate or excess component inventory.

To reduce the risk of component shortages, we attempt to provide significant lead times when buying components which may subject us to cancellation charges if we cancel orders as a result of technology transitions or changes in our component needs. In addition, we may from time to time enter into contractual commitments with component suppliers in an effort to increase and stabilize the supply of those components and enable us to purchase such components at favorable prices. Some of these commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components. Furthermore, as a result of the current negative worldwide economic conditions, our ability to forecast our requirements for these components has become increasingly difficult, therefore increasing the risk that our contractual commitments may not meet our actual supply requirements, which could cause us to have inadequate or excess component inventory and adversely affect our operating results and increase our operating costs.

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

Our vertical integration of head and magnetic media manufacturing resulted in a fundamental change in our operating structure, as we now manufacture heads and magnetic media for use in many of the hard drives we manufacture. Consequently, we make more capital investments and carry a higher percentage of fixed costs than we would if we were not vertically integrated. If the overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head or magnetic media manufacturing assets may face under-utilization that may impact our operating results. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs and the need for assured supply of components that we do not manufacture ourselves.

In addition, we may incur additional risks, including:

•	failure to continue to leverage the integration of our magnetic media technology with our head technology;

•	insufficient third party sources to satisfy our needs if we are unable to manufacture a sufficient supply of heads or magnetic media;

•	third party head or magnetic media suppliers may not continue to do business with us or may not do business with us on the same terms and conditions we have previously enjoyed;

•	claims that our manufacturing of heads or magnetic media may infringe certain intellectual property rights of other companies; and

•	difficulties locating in a timely manner suitable manufacturing equipment for our head or magnetic media manufacturing processes and replacement parts for such equipment.

If we do not adequately address the challenges related to our head or magnetic media manufacturing operations, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

If we are unable to timely and cost-effectively develop heads and magnetic media with leading technology and overall quality, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

Under our business plan, we are developing and manufacturing a substantial portion of the heads and magnetic media used in some of the hard drive products we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head and magnetic media technologies developed by other manufacturers. Technology transition for head and magnetic media designs is critical to increasing our volume production of heads and magnetic media. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads or magnetic media for products using future technologies. We also may not effectively transition our head or magnetic media design and technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads or magnetic media we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs which would negatively impact our business and financial results.

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

New products in the hard drive market typically require higher areal densities than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require existing head and magnetic media technology to be improved or new technology developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs may put us at a competitive disadvantage to companies that achieve these results.

A fundamental change in recording technology could result in significant increases in our operating expenses and could put us at a competitive disadvantage.

Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some technologies, such as current-perpendicular-to-plane (“CPP”), energy assisted magnetic recording, patterned magnetic media and other similar potentially breakthrough technology, that will represent revolutionary recording technologies if they can be implemented by a competitor on a commercially viable basis ahead of the industry, which could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, magnetic media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and magnetic media, which may cause longer production times and reduce the overall availability of magnetic media in the industry. Additionally, the new technology requires a greater degree of integration between heads and magnetic media which may lengthen our time of development of hard drives using this technology.

Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components, technology and production equipment that accommodate the new technology. For example, advanced wafer and magnetic media manufacturing technologies have historically been developed for use in the semiconductor industry prior to the hard drive industry. However, successful implementation of the use of patterned magnetic media with hard drive magnetic media currently presents a significant technical challenge facing the hard drive industry but not the semiconductor industry. Therefore, our suppliers may not be willing to dedicate adequate engineering resources to develop manufacturing equipment for patterned magnetic media prior to a need for the equipment in the semiconductor industry. We believe that if patterned magnetic media technology is not successfully implemented in the hard drive industry, then alternative storage technologies like solid-state storage may more rapidly overtake hard drives as the preferred storage solution for higher capacity storage needs. This result would put us at a competitive disadvantage and negatively impact our operating results.

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

If we fail to develop and introduce new hard drives that are competitive against alternative storage technologies, our business may suffer.

Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Alternative storage technologies like solid-state storage, or flash memory technology, have helped advance acceptance of “netbooks” in the PC market, and have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives and mobile phones that require lower storage capacity devices that cannot be economically manufactured using hard drive technology. Typically, storage needs for higher capacity and performance, with lower cost-per-gigabyte, have been better served by hard drives. However, advances in semiconductor technology have resulted in flash memory emerging as a technology that is competitive with hard drives for niche high performance needs in advanced digital computing markets such as enterprise servers and storage, in spite of the associated challenges in the attributes of cost, capacity and reliability. Additionally, solid-state storage is produced by large semiconductor companies who can sell their products at lower prices and operate their solid-state storage business unit at a loss while still remaining profitable overall in an attempt to gain market share. There can be no assurance that we will be successful in anticipating and developing new products for the desktop, mobile, enterprise, CE and external storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage for the desktop, mobile, enterprise, CE and external storage markets, we will be at a competitive disadvantage to companies using semiconductor technology to serve these markets and our business will suffer.

Spending to improve our technology and develop new technology to remain competitive may negatively impact our financial results.

In attempting to remain competitive, we may need to increase our capital expenditures and expenses above our historical run-rate model in order to attempt to improve our existing technology and develop new technology. Increased investments in technology could cause our cost structure to fall out of alignment with demand for our products which would have a negative impact on our financial results.

Our head manufacturing operations include a single wafer fabrication facility in California and a single slider fabrication and head gimbal assembly facility in Thailand, our magnetic media operations include three facilities in Malaysia, and our high volume hard drive manufacturing operations include facilities in Thailand and Malaysia, which subjects us to substantial risk of damage or loss if operations at any of these facilities are disrupted.

We design and manufacture a substantial portion of the heads and magnetic media required for the hard drives we manufacture. Approximately 80-90% of our requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Wafers are then sent to our Thailand facility for slider fabrication and wafer slicing and HGA assembly and testing. Additionally, we manufacture the majority of our magnetic media and substrates in three facilities in Malaysia. Our high volume hard drive manufacturing facilities are in Malaysia and Thailand, and the manufacturing facilities of many of our suppliers are also in Asia. A fire, flood, earthquake or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities would significantly affect supply of our heads or magnetic media and limit our ability to manufacture hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. Similarly, a localized health risk affecting our employees or the staff of our suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture, which would result in substantial harm to our operating results.

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

While we expect our recent acquisition of SiliconSystems, Inc. to have only a nominal positive impact on our results in the near term, we believe that the acquisition may result in certain more significant future benefits, including technology efficiencies and synergies. However, we may encounter difficulties in the complicated process of integrating SiliconSystems’ business and technology into our existing operations. If we are not able to quickly and cost-effectively integrate SiliconSystems’ business and technology into our operations, our current operations may be disrupted and the future anticipated benefits of the acquisition may not be realized fully or at all. Consequently, our future results of operations may be adversely affected.

If we are unable to retain or hire key staff and skilled employees our business results may suffer.

Our success depends upon the continued contributions of our key staff and skilled employees, many of whom would be extremely difficult to replace. Worldwide competition for skilled employees in the data storage industry is intense and, as we attempt to move to a position of technology leadership in the storage industry, our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees as well as attract, integrate and retain new skilled employees. Volatility or lack of positive performance in our stock price and the overall markets may adversely affect our ability to retain key staff or skilled employees who have received equity compensation. This risk increases during periods of declining stock price, which may cause many of our key staff and skilled employees to lose much of the value of the equity compensation that they have received as an incentive to remain in our employ and work towards the success of our operations. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, when our operating results are negatively impacted by events such as the current global economic downturn, we are at a competitive disadvantage for retaining and hiring key staff and skilled employees versus other companies that pay a relatively higher fixed salary. If we are unable to retain our existing key staff or skilled employees, or hire and integrate new key staff or skilled employees, or if we fail to implement succession plans for our key staff, our operating results would likely be harmed.

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

Our success depends, in significant part, on the proprietary nature of our technology, including non-patentable intellectual property such as our process technology. If a competitor is able to reproduce or otherwise capitalize on our technology despite the safeguards we have in place, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do U.S. laws. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results.

The costs of compliance with environmental regulation and customers’ standards of corporate citizenship could cause an increase in our operating costs.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and operating results.

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

Our long-term investments consist of auction-rate securities totaling $18 million as of July 3, 2009. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par (or current carrying value), we may incur a loss beyond losses already recognized by us on these securities. For example, during the year ended July 3, 2009, the market values of some of the auction-rate securities we owned were impacted by the macroeconomic credit market conditions, and as a result, we recognized $10 million of other-than-temporary losses to mark the investments to estimated market value. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an additional impairment charge.

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

Our most recent evaluation resulted in our conclusion that as of July 3, 2009, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective or if we identify a material weakness or significant deficiency in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

The outcome of our ongoing domestic and foreign tax audits may negatively impact our operating results.

As we have previously disclosed, we are under examination of certain of our fiscal years by the U.S. Internal Revenue Service (the “IRS”). Separately, our French subsidiary is under examination by the French tax authorities. Although we believe our tax positions for the years under review are reasonable, the outcomes and timing of these audits are subject to significant uncertainty and could result in us having to pay amounts to the IRS or French tax authorities in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Lake Forest, California. The Lake Forest facilities consist of approximately 257,000 square feet of leased space and house our management, research and development, administrative and sales staff. In addition, in Fremont, California, we own facilities consisting of approximately 286,000 square feet, which we use for head wafer fabrication, research and development and warehousing. In San Jose, California, we lease facilities consisting of approximately 401,000 square feet, which we use for research and development. In Longmont, Colorado, we lease one facility consisting of approximately 23,000 square feet, which we use for research and development. We lease one facility in Irvine, California, which consists of approximately 60,000 square feet, which we use as a hard drive return and refurbishing center. In addition, we lease one facility in Aliso Viejo, California, consisting of approximately 34,000 square feet, which we assumed in connection with our acquisition of SiliconSystems, Inc. and which we use to house research and development, administrative and sales staff. We also lease office space in various other locations throughout the world primarily for research and development and sales and technical support.

We own manufacturing facilities in Kuala Lumpur, Malaysia, consisting of approximately 575,000 square feet, which we use for assembly of hard drives, printed circuit boards and HSAs, and facilities in Penang and Johor, Malaysia, consisting of approximately 1,043,000 square feet, which we use for our magnetic media operations. We also own manufacturing facilities in Navanakorn, Thailand, consisting of approximately 226,000 square feet, which we use for assembly of hard drives and HSAs, and facilities in Bang Pa-In, Thailand, consisting of approximately 901,000 square feet, which we use for slider fabrication, the assembly of hard drives, HGAs and HSAs, and research and development. We have entered into a definitive agreement to acquire a facility in Selangor, Malaysia, consisting of approximately 479,000 square feet, which we are currently leasing for assembly of hard drives. The acquisition, which is subject to customary closing conditions, is expected to close in the second quarter of fiscal 2010.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC”. The approximate number of holders of record of our common stock as of August 6, 2009 was 2,024.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

The high and low sales prices of our common stock, as reported by the NYSE, for each quarter of 2009 and 2008 are as follows:

	First	Second	Third	Fourth

2009
High	$36.15	$21.47	$20.25	$27.50
Low	$20.65	$9.48	$10.81	$18.14
2008
High	$26.16	$31.70	$34.80	$40.00
Low	$18.34	$23.52	$21.91	$26.14

We did not make any repurchases of our common stock during the quarter ended July 3, 2009.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended July 3, 2009. The graph assumes that $100 was invested in our common stock at the close of market on July 2, 2004, and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 7/2/04)

Total Return Analysis

	7/2/04	7/1/05	6/30/06	6/29/07	6/27/08	7/3/09
Western Digital Corporation	100.00	163.81	235.83	230.36	415.12	312.14
S&P 500 Index	100.00	106.32	115.50	139.28	121.01	89.29
Dow Jones US Technology Hardware & Equipment Index	100.00	97.24	100.74	126.62	112.09	90.10

The stock performance graph shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

	July 3,	June 27,	June 29,	June 30,	July 1,
	2009	2008	2007	2006	2005
	(in millions, except per share and employee data)

Revenue, net	$7,453	$8,074	$5,468	$4,341	$3,639
Gross margin	$1,337	$1,739	$900	$829	$590
Net income	$470	$867	$564	$395	$196
Net income per common share:
Basic	$2.12	$3.92	$2.57	$1.84	$0.94
Diluted	$2.08	$3.84	$2.50	$1.76	$0.90
Working capital	$1,705	$1,167	$899	$633	$361
Total assets	$5,291	$4,875	$2,901	$2,073	$1,589
Long-term debt	$400	$482	$10	$19	$33
Shareholders’ equity	$3,192	$2,696	$1,716	$1,157	$700
Number of employees	45,991	50,072	29,572	24,750	23,161

No cash dividends were paid for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products and integrate them into finished enclosures, embedding application software and offering the products as WD®-branded external storage appliances for personal data backup and portable or expanded storage of digital music, photographs, video and other digital data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 40 gigabytes (“GB”) to 2 terabytes (“TB”), nominal rotation speeds up to 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD®-branded external storage appliances using interfaces such as USB 2.0, external SATA, FireWiretm and Ethernet network connections with capacities of 160 GB up to 8 TB. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, using our WD GreenPower Technologytm.

In the second quarter of 2009, we began to design, develop, manufacture and sell media players. A media player is a device that connects to a user’s television or home theater system and plays digital movies, music and photos from any of our WD®-branded external hard drives or other USB mass storage devices. We sell our media players worldwide to resellers and retailers under our WD® brand.

In the third quarter of 2009, we acquired SiliconSystems, Inc (“SiliconSystems”) and began to design, develop, manufacture and sell solid-state drives. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic disks and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the embedded systems market which includes network-communications, industrial, embedded-computing, medical, military, aerospace, media-appliance and data-streaming applications.

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

Fiscal 2009 Overview

In 2009, our net revenue decreased by 8% to $7.5 billion on hard drive shipments of 146 million units as compared to $8.1 billion and 133 million units, respectively, in 2008. In 2009, 62% of our hard drive revenue was derived from non-desktop sources including CE products, enterprise applications, notebook computers and retail sales as compared to 56% in 2008. Hard drive average selling price decreased to $51 in 2009 from $59 in 2008. Gross margin percentage decreased to 17.9% in 2009 from 21.5% in 2008. Operating income decreased by $487 million to $519 million in 2009, which included a $14 million in-process research and development charge related to the acquisition of SiliconSystems, $112 million of restructuring charges and an $18 million gain on the sale of assets from our media substrate manufacturing facility in Sarawak, Malaysia. Operating income was $1.0 billion in 2008, which included a $49 million in-process research and development charge related to the acquisition of Komag. As a percentage of net revenue, operating income was 7.0% in 2009 compared to 12.4% in 2008. Net income in 2009 was $470 million, or $2.08 per diluted share, compared to $867 million, or $3.84 per diluted share, in 2008.

During December 2008, our second fiscal quarter, we announced a restructuring plan to realign our cost structure as a result of a softer demand environment. This plan was completed during our third and fourth fiscal quarters of 2009. This resulted in the closure of one of our hard drive manufacturing facilities in Thailand, the disposal of our media substrate manufacturing facility in Sarawak, Malaysia, and headcount reductions throughout the world of approximately 3,300 people. Restructuring costs totaled $112 million and consisted of $81 million of asset impairment charges, $27 million of employee termination benefits and $4 million of contract termination and other exit costs. Total cash expenditures related to the restructuring activities were approximately $31 million. During our fourth fiscal quarter, we sold our media substrate manufacturing facility, and related assets, in Sarawak, Malaysia for net proceeds of approximately $29 million, resulting in a gain of $18 million. The closure and disposal of our manufacturing facilities was to realign our manufacturing capacity with our expectations regarding demand at that time. During our fourth fiscal quarter, we experienced a much stronger demand than originally anticipated. We expect continuing sequential growth in our first quarter of fiscal 2010. As a result, in our first quarter of fiscal 2010, we reopened the hard drive manufacturing facility in Thailand that we previously closed as part of our restructuring plan.

We also completed our acquisition of SiliconSystems resulting in a total acquisition cost of $66 million, consisting of $65 million in cash paid to SiliconSystems shareholders and $1 million of other direct acquisition costs.

Summary Comparison of 2009, 2008 and 2007

The following table sets forth, for the periods presented, summary information from our consolidated statements of income by dollars and percentage of revenue (in millions, except percentages):

	Years Ended
	July 3, 2009		June 27, 2008		June 29, 2007

Revenue, net	$7,453	100.0%	$8,074	100.0%	$5,468	100.0%
Gross margin	1,337	17.9	1,739	21.5	900	16.5
R&D and SG&A	710	9.5	684	8.5	485	8.9
Acquired in-process research and development	14	0.2	49	0.6	—	—
Restructuring and other, net	94	1.3	—	—	—	—
Operating income	519	7.0	1,006	12.4	415	7.6
Other income (expense), net	(18)	(0.2)	(25)	(0.3)	28	0.5
Income before income taxes	501	6.7	981	12.1	443	8.1
Income tax expense (benefit)	31	0.4	114	1.4	(121)	(2.2)
Net income	470	6.3	867	10.7	564	10.3

The following table sets forth, for the periods presented, summary information regarding volume shipments, average selling prices (“ASPs”) and revenues by geography, channel and product (in millions, except percentages and ASPs):

	Years Ended
	July 3,	June 27,	June 29,
	2009	2008	2007

Net revenue	$7,453	$8,074	$5,468
Unit shipments*	146	133	97
ASPs (per unit)*	$51	$59	$57
Revenues by Geography(%)
Americas	24%	31%	37%
Europe, Middle East and Africa	27	30	29
Asia	49	39	34
Revenues by Channel(%)
OEMs	54%	51%	48%
Distributors	26	31	36
Retailers	20	18	16
Revenues by Product(%)*
Non-desktop sources	62%	56%	43%
Desktop hard drives	38	44	57

*	Includes hard drive units only. Non-hard drive units were not significant.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Revenue.  Net revenue was $7.5 billion for 2009, a decrease of 8% from 2008. Total unit shipments of hard drives increased to 146 million as compared to 133 million for the prior year. The decrease in revenue primarily resulted from a decline in our ASPs which reflects a more competitive pricing environment, particularly in the notebook and branded markets. The decline in our ASPs was partially offset by an increase in unit shipments of 2.5-inch drives. We shipped 56 million 2.5-inch drives in 2009 as compared to 37 million units in 2008. The increase in 2.5-inch unit shipments was driven by continued strength in notebook and netbook PC demand, coupled with increased customer preference for our product offerings.

Changes in revenue by geography and by channel generally reflect normal fluctuations in market demand and competitive dynamics as well as demand strength in Asia, which continues to be driven by the concentration of global manufacturing in that region. Changes in revenue by channel are a result of increases in sales of mobile hard drives to OEMs.

We have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2009, these programs represented 11% of gross revenues compared to 10% in 2008. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin.  Gross margin for 2009 was $1.3 billion, a decrease of $402 million, or 23% over the prior year. Gross margin percentage decreased to 17.9% in 2009 from 21.5% in 2008. This decrease is due to a more competitive pricing environment primarily resulting from an increase in product offerings in the mobile and branded markets.

Operating Expenses.  Total research and development (“R&D”) expense and selling, general and administrative (“SG&A”) expense increased to 9.5% of net revenue in 2009 compared to 8.5% in 2008. R&D expense was $509 million in 2009, an increase of $45 million, or 10% over the prior year. This increase in R&D expense includes $76 million relating to product development to support new programs offset by a $31 million decrease in variable incentive compensation. As a percentage of net revenue, R&D expense increased to 6.8% in 2009 compared to 5.7% in 2008 primarily due to continued investment in product development. SG&A expense was $201 million in 2009, a decrease of $19 million, or 8.6%, as compared to 2008. This decrease in SG&A expense primarily resulted from a $19 million decrease in variable incentive compensation and a $6 million insurance recovery, offset by a $6 million net increase in the expansion of our sales and marketing presence into new regions. SG&A expense was 2.7% as a percentage of revenue in both 2009 and 2008.

During 2009, we recorded a $14 million in-process research and development charge related to the acquisition of SiliconSystems. During 2008, we recorded a $49 million in-process research and development charge related to the acquisition of Komag. These charges relate to projects that were not ready for commercial production and had no alternative future use and, therefore, the fair value of the development effort did not quality for capitalization and was immediately expensed. During 2009, we also recorded $112 million in restructuring charges and an $18 million gain on the sale of assets from our media substrate manufacturing facility in Sarawak, Malaysia.

Other Income (Expense).  Net interest and other expense was $18 million in 2009 compared to $25 million in 2008. This change was primarily due to a decrease in the variable interest rate on our debt and a $3 million decrease in losses on our auction-rate securities.

Income Tax Provision.  Income tax expense was $31 million in 2009 compared to $114 million in 2008. Tax expense as a percentage of income before taxes was 6% in 2009 compared to 12% for 2008. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays and incentive programs and the current year generation of income tax credits. We have tax holidays in Malaysia and Thailand that expire at various times through 2022. In 2009, income tax expense includes a provision of $42 million offset by $6 million in tax benefits related to the extension of the U.S. Federal research and development tax credit, enacted into law in October 2008, and a favorable adjustment of $5 million to previously recorded tax accruals and credits. In 2008, tax expense included net charges of $60 million for taxes incurred upon the license of certain intellectual property to a foreign subsidiary in our first fiscal quarter.

We recognized a $29 million increase in the liability for unrecognized tax benefits during 2009. As of July 3, 2009, we had approximately $136 million of unrecognized tax benefits which, if recognized, would decrease the effective tax rate in subsequent years.

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

We have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the year ended June 27, 2008, these programs represented 10% in 2008 compared to 7% in 2007. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin.  Gross margin for 2008 was $1.7 billion, an increase of $839 million, or 93% over 2007. Gross margin percentage increased to 21.5% in 2008 from 16.5% in 2007. The factors contributing to this increase were an improved mix of revenues by market category, improved product mix and more favorable demand/supply conditions. Our manufacturing throughput and costs also improved through operational efficiencies, higher utilization and a higher mix of products based on newer, more cost-effective technologies and the contribution of media operations.

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

During 2008, we recorded a $49 million charge to operating expense related to an in-process research and development project acquired from Komag involving technology for higher recording densities on advanced perpendicular recording magnetic media. As these advanced products were not ready for commercial production and had no alternative future use, the fair value of the development effort did not qualify for capitalization and was immediately expensed.

Other Income (Expense).  Net interest and other expense was $25 million in 2008 compared to net interest and other income of $28 million in 2007. This decrease is a result of higher debt balances and realized and recognized losses on investments of $13 million.

Income Tax Provision.  Income tax expense was $114 million in 2008 compared to an income tax benefit of $121 million in 2007. Tax provision as a percentage of income before taxes was 12% in 2008 compared to tax benefit as a percentage of income of 27% for 2007. Differences between the effective tax rates and the U.S. Federal statutory rate are primarily due to tax holidays and incentive programs and the current year generation of income tax credits. We have tax holidays in Malaysia and Thailand that expire at various times through 2022. In 2008, income tax expense also includes net charges of $60 million for taxes incurred upon the license of certain intellectual property to a foreign subsidiary in our first fiscal quarter. In 2007, the tax provision was impacted by a favorable adjustment to the company’s valuation allowance for deferred tax assets of $126 million. In the fourth quarter of 2007, we reversed the remaining valuation allowance for our deferred tax assets based upon a determination that it was more likely than not that our deferred tax assets will be realized. The realization of the deferred tax assets is primarily dependent on our ability to generate sufficient earnings in certain jurisdictions in future years. The amount of deferred tax assets considered realizable may increase or decrease in subsequent periods based on fluctuating industry or company conditions.

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

Liquidity and Capital Resources

We ended 2009 with total cash and cash equivalents of $1.8 billion, an increase of $690 million from June 27, 2008. The following table summarizes the results of our statements of cash flows for the three years ended July 3, 2009:

	Years Ended
	July 3,	June 27,	June 29,
	2009	2008	2007

Net cash flow provided by (used in):
Operating activities	$1,305	$1,399	$618
Investing activities	(551)	(1,321)	(383)
Financing activities	(64)	326	(86)

Net increase in cash and cash equivalents	$690	$404	$149

Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our current cash, cash equivalents and cash generated from operations will be sufficient to meet our working capital needs through the foreseeable future. Our ability to sustain our working capital position is subject to a number of risks that are discussed in Item 1A of this Annual Report on Form 10-K.

Operating Activities

Net cash provided by operating activities during 2009 was $1.3 billion as compared to $1.4 billion for 2008 and $618 million for 2007. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by changes in working capital was $198 million for 2009 as compared to $22 million for 2008 and $78 million used to fund working capital for 2007.

Our working capital requirements primarily depend upon the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The following table summarizes the cash conversion cycle for the three years ended 2009:

	Years Ended
	July 3,	June 27,	June 29,
	2009	2008	2007

Days sales outstanding	47	46	45
Days in inventory	26	27	20
Days payables outstanding	(67)	(67)	(66)

Cash conversion cycle	6	6	(1)

For the year ended July 3, 2009, our days sales outstanding (“DSOs”) increased by 1 day, days in inventory (“DIOs”) decreased by 1 day, and days payables outstanding remained consistent with 2008.

From time to time, we modify the timing of payments to our vendors. We make these modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with or by granting to or receiving from our vendors payment term accommodations.

Investing Activities

Net cash used in investing activities for 2009 was $551 million as compared to $1.3 billion for 2008 and $383 million for 2007. During 2009, cash used in investing activities primarily consisted of $519 million for capital expenditures and $63 million for the acquisition of SiliconSystems, net of cash acquired. During 2008, cash used in investing activities consisted of $927 million for the acquisition of Komag, net of cash acquired, and $615 million for capital expenditures, partially offset by net cash provided by investments of $221 million. The decrease in capital expenditures in 2009 compared to 2008 was primarily the result of the expected reduction in market demand due to the macroeconomic conditions. Capital expenditures in 2009 primarily consisted of the expansion of our head wafer fabrication facilities, continued investment in advanced head technologies and increased capacity for our broadening and growing product portfolio.

For 2010, we expect capital expenditures to be approximately $600 million and depreciation and amortization to be approximately $530 million.

Our cash equivalents are invested primarily in readily accessible, AAA rated institutional money market funds which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the consolidated balance sheet. The estimated market values of these investments are subject to fluctuation. The carrying value of our investments in auction-rate securities was reduced from $28 million as of June 27, 2008 to $18 million as of July 3, 2009, as a result of the recognition of $10 million in other-than-temporary losses that were recorded through earnings.

Financing Activities

Net cash used by financing activities for 2009 was $64 million as compared to net cash provided by financing activities for 2008 of $326 million. Net cash used in financing activities was $86 million for 2007. The net cash provided by financing activities in 2009 consisted of $28 million provided by the issuance of stock under employee plans, offset by $36 million used to repurchase our common stock, a $24 million decrease in excess tax benefits from employee stock plans, $5 million in tax withholding obligations paid in connection with the vesting of stock awards under employee stock plans, and $27 million used to repay long-term debt. The net cash provided by financing activities in 2008 consisted of $500 million in net proceeds from debt, $89 million provided by an increase in excess tax benefits from employee stock plans, $65 million provided by the issuance of stock under employee stock plans, offset by a $250 million repayment of convertible debentures assumed in the acquisition of Komag, $60 million used to repurchase our common stock, $13 million used to repay other long-term debt and $5 million in tax withholding obligations paid in connection with the vesting of stock awards under employee stock plans. The net cash used in financing activities in 2007 consisted of $73 million used for repurchases of our common stock, $43 million used for repayments of long-term debt, $9 million in tax withholding obligations paid in connection with the vesting of stock awards under employee stock plans, offset by $39 million provided by the issuance of stock under employee plans.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations and commercial commitments as of July 3, 2009 (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current portion	$481	$81	$250	$150	$—
Capital lease obligations	1	1	—	—	—
Operating leases	52	16	19	13	4
Unrecognized tax benefits under FIN 48	45	—	7	38	—
Purchase obligations	3,320	3,305	6	6	3

Total	$3,899	$3,403	$282	$207	$7

Long-Term Debt

In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 1.63% as of July 3, 2009 and requires sixteen quarterly principal payments, that began in June 2009, of approximately $19 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. The Credit Facility requires WDTI to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict WDTI’s and its subsidiaries’ ability to: incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. As of July 3, 2009, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.

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

We have entered into long-term purchase agreements with various component suppliers which contain minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. The estimated related minimum purchase requirements are included in “Purchase obligations” in the table above. We have also entered into long-term purchase agreements with various component suppliers that carry fixed volumes and pricing which obligate us to make certain future purchases, contingent on certain conditions of performance, quality and technology of the vendor’s components. These arrangements are included under “Purchase obligations” in the table above.

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

Foreign Exchange Contracts

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

Stock Repurchase Program

Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a program through March 31, 2013. Since the inception of this stock repurchase program in 2005, through July 3, 2009, we have repurchased 18 million shares for a total cost of $284 million (including commissions). We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow.

Critical Accounting Policies and Estimates

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide resellers with limited price protection for inventories held by resellers at the time of published list price reductions and other sales incentive programs. In accordance with current accounting standards, we recognize revenue upon delivery to OEMs, ODMs and resellers and record a reduction of revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from our expectations, our operating results could be affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. We apply the provisions of Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and such sales incentive and marketing programs are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since 2007, total sales incentive and marketing programs have ranged from 7% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to increase our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.2% of quarterly gross revenue since 2007.

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

Warranty

We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help prepare our estimates and we exercise judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. Also, during a period of declining revenue, the percentage of warranty utilization to revenue may increase. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part II, Item 8, Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Inventory

We value inventories at the lower of cost (first-in, first-out and weighted average methods) or net realizable value. We use the first-in, first-out method to value the cost of the majority of our inventories, while we use the weighted-average method to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by us. We have determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, we relieve our precious metals inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a first-in, first-out method. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each quarter we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized.

We recognize liabilities for uncertain tax positions based on the two-step process prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for us is the first quarter of fiscal 2010. The partial adoption of SFAS 157 for financial assets and financial liabilities in our first quarter of fiscal 2009 did not have a material impact on our consolidated financial statements. We are currently evaluating the impact the adoption of SFAS 157 will have on the non-financial assets and non-financial liabilities in our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. SFAS 141(R) will impact the Company’s consolidated financial statements for business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS 161 in our third quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and ABP Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for us is the first quarter of fiscal 2010.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to modify the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of FSP FAS 115-2 and FAS 124-2 in the fourth quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”) which establishes accounting and disclosure requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which the Company has evaluated subsequent events for recognition or disclosure. SFAS 165 also requires events that provide additional evidence about conditions that existed at the date of the balance sheet and the related estimates to be recognized in the financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or available to be issued should not be recognized, but should be disclosed if material. The adoption of SFAS 165 in the fourth quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase short-term foreign exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as both cash flow and fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

As of July 3, 2009, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain

Foreign exchange contracts:
Thai Baht cash flow hedges	$293	34.57	$2
Thai Baht fair value hedges	$118	34.04	—
Malaysian Ringgit cash flow hedges	$152	3.55	—
Euro fair value hedges	$14	0.71	—
British Pound Sterling fair value hedges	$6	0.61	—

*	Expressed in units of foreign currency per dollar.

In 2009, 2008 and 2007, total net realized transaction and forward exchange contract currency gains and losses were not material to our consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”); or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”); in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margin for revolving loan borrowings under the revolving credit facility ranges from 0.8% to 1.125% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increases, our interest payments could also increase. A one percent increase in the variable rate of interest on the Credit Facility would increase interest expense by approximately $5 million annually.

Credit Market Risk

Our long-term investments consist of auction-rate securities totaling $18 million as of July 3, 2009. The negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities prior to maturity of the underlying assets. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macroeconomic credit market conditions. Rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and cash generated from operations, we do not anticipate these investments will affect our ability to execute our current business plan.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 3, 2009 and June 27, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 3, 2009. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of July 3, 2009 and June 27, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation and subsidiaries’ internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

August 13, 2009
Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited Western Digital Corporation and subsidiaries’ internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Western Digital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 3, 2009 and June 27, 2008, the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 3, 2009, and the related financial statement schedule, and our report dated August 13, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP

August 13, 2009
Irvine, California

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions)

	July 3,	June 27,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,794	$1,104
Accounts receivable, net	926	1,010
Inventories	376	456
Other current assets	134	161

Total current assets	3,230	2,731
Property and equipment, net	1,584	1,668
Goodwill	139	116
Other intangible assets, net	89	81
Other non-current assets	249	279

Total assets	$5,291	$4,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,101	$1,181
Accrued expenses	247	266
Accrued warranty	95	90
Current portion of long-term debt	82	27

Total current liabilities	1,525	1,564
Long-term debt	400	482
Other liabilities	174	133

Total liabilities	2,099	2,179
Commitments and contingencies (Notes 3, 4, and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 225 shares	2	2
Additional paid-in capital	896	906
Accumulated other comprehensive income (loss)	2	(12)
Retained earnings	2,292	1,822
Treasury stock — common shares at cost; none and 1 share, respectively	—	(22)

Total shareholders’ equity	3,192	2,696

Total liabilities and shareholders’ equity	$5,291	$4,875

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended
	July 3,	June 27,	June 29,
	2009	2008	2007

Revenue, net	$7,453	$8,074	$5,468
Cost of revenue	6,116	6,335	4,568

Gross margin	1,337	1,739	900

Operating expenses:
Research and development	509	464	306
Selling, general and administrative	201	220	179
Restructuring and other, net	94	—	—
Acquired in-process research and development	14	49	—

Total operating expenses	818	733	485

Operating income	519	1,006	415
Other income (expense):
Interest income	9	27	32
Interest and other expense	(27)	(52)	(4)

Total other income (expense), net	(18)	(25)	28

Income before income taxes	501	981	443
Income tax expense (benefit)	31	114	(121)

Net income	$470	$867	$564

Income per common share:
Basic	$2.12	$3.92	$2.57

Diluted	$2.08	$3.84	$2.50

Weighted average shares outstanding:
Basic	222	221	219

Diluted	226	226	226

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 3,	June 27,	June 29,
	2009	2008	2007

Cash flows from operating activities
Net income	$470	$867	$564
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	479	413	210
Stock-based compensation	47	37	48
Deferred income taxes	24	(2)	(126)
Loss on investments	10	13	—
Non-cash portion of restructuring and other, net	63	—	—
Acquired in-process research and development	14	49	—
Changes in:
Accounts receivable, net	92	(194)	(218)
Inventories	88	8	(53)
Accounts payable	(33)	114	196
Accrued expenses	23	38	6
Other assets and liabilities	28	56	(9)

Net cash provided by operating activities	1,305	1,399	618

Cash flows from investing activities
Acquisitions, net of cash acquired	(63)	(927)	—
Purchases of property and equipment	(519)	(615)	(324)
Proceeds from the sale of property and equipment	29	—	—
Purchases of investments	—	(105)	(68)
Sales and maturities of investments	2	326	9

Net cash used in investing activities	(551)	(1,321)	(383)

Cash flows from financing activities
Issuance of stock under employee stock plans	28	65	39
Taxes paid on vested stock awards under employee stock plans	(5)	(5)	(9)
Increase (decrease) in excess tax benefits from employee stock plans	(24)	89	—
Repurchases of common stock	(36)	(60)	(73)
Repayment of acquired convertible debentures	—	(250)	—
Proceeds from debt	—	1,510	—
Repayment of debt	(27)	(1,023)	(43)

Net cash provided by (used in) financing activities	(64)	326	(86)

Net increase in cash and cash equivalents	690	404	149
Cash and cash equivalents, beginning of year	1,104	700	551

Cash and cash equivalents, end of year	$1,794	$1,104	$700

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$11	$8
Cash paid for interest	$14	$33	$3
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	—	—	$21
Acquired convertible debentures	—	$248	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in millions)

					Additional	Accumulated Other		Total	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income

Balance at June 30, 2006	222	$2	(1)	$(12)	$775	$1	$391	$1,157
Employee stock plans	1		3	50	(12)			38
Deferred compensation	2		(1)	(16)	30			14
Stock based compensation					18			18
Repurchase of common stock			(4)	(73)				(73)
Net income							564	564	$564
Unrealized loss on foreign exchange contracts						(2)		(2)	(2)

Balance at June 29, 2007	225	$2	(3)	$(51)	$811	$(1)	$955	$1,716	$562

Employee stock plans			4	92	(27)			65
Deferred compensation				(3)	15			12
Stock based compensation					18			18
Increase in excess tax benefits from employee stock plans					89			89
Repurchase of common stock			(2)	(60)				(60)
Net income							867	867	$867
Unrealized loss on foreign exchange contracts						(11)		(11)	(11)

Balance at June 27, 2008	225	$2	(1)	$(22)	$906	$(12)	$1,822	$2,696	$856

Employee stock plans			2	50	(22)			28
Deferred compensation				8	12			20
Stock based compensation					24			24
Decrease in excess tax benefits from employee stock plans					(24)			(24)
Repurchase of common stock			(1)	(36)				(36)
Net income							470	470	$470
Unrealized gain on foreign exchange contracts						14		14	14

Balance at July 3, 2009	225	$2	—	—	$896	$2	$2,292	$3,192	$484

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Western Digital Corporation (the “Company” or “Western Digital” or “WD”) designs, develops, manufactures and sells hard drives. A hard drive is a device that stores data on one or more rotating magnetic media to allow fast access to data. The Company sells its products worldwide to original equipment manufacturers and original design manufacturers for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. The Company’s hard drives are used in desktop computers, notebook computers, external storage appliances, enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment and in consumer electronics products such as digital video recorders and satellite and cable set-top boxes.

The Company also designs, develops, manufactures and sells solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic disks and magnetic heads, to store and allow fast access to data. The Company sells its solid-state drives worldwide to OEMs and distributors for use in the embedded systems market which includes network-communications, industrial, embedded-computing, medical, military, aerospace, media-appliance and data-streaming applications. A media player is a device that connects to a user’s television or home theater system and plays digital movies, music and photos from any of the Company’s WD®-branded external hard drives or other USB mass storage devices. The Company sells its media players worldwide to resellers and retailers under the WD® brand.

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company has a 52 or 53-week fiscal year. The 2009 fiscal year which ended on July 3, 2009 consisted of 53 weeks. The 2008 and 2007 fiscal years, which ended on June 27, 2008 and June 29, 2007, respectively, consisted of 52 weeks each.

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

On March 27, 2009, the Company completed its acquisition of SiliconSystems, Inc. (“SiliconSystems”). On September 5, 2007, the Company completed its acquisition of Komag, Inc. (“Komag”). The acquisitions are further described in Note 14 below. The results of operations of SiliconSystems and Komag since the dates of their acquisitions are included in the consolidated financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SiliconSystems and Komag. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company’s cash equivalents represent highly liquid investments in money market funds, U.S. Treasury securities, and U.S. Government agency securities with original maturities of three months or less.

Investments

The Company’s investments consist primarily of auction-rate securities, which are primarily investments in insurance products with original maturities greater than three months. The Company has classified these investments as

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“available for sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and they are carried at fair value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, investments, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities or, in the case of investments, these are recorded using appropriate market information. The carrying amount of debt approximates fair value because of its variable interest rate.

Concentration of Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At July 3, 2009 and June 27, 2008, the Company had reserves for potential credit losses of $14 million and $8 million, respectively, and net accounts receivable of $926 million and $1.0 billion, respectively. The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventory Valuation

The Company values inventory at the lower of cost (first-in, first out and weighted average methods) or net realizable value. The first-in, first-out method is used to value the cost of the majority of the Company’s inventories, while the weighted-average method is used to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by the Company. The Company has determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, precious metals are relieved from inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a first-in, first-out method. As of July 3, 2009 and June 27, 2008, 82% and 78%, respectively, of the inventory was valued using the FIFO method with the remainder valued using the weighted average method. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Long-Lived Assets

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the total purchase price in a business combination is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during 2009.

Other intangible assets consist of technology acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company recorded impairments to certain long-lived assets during 2009. See Note 13.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”). Under SAB No. 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. The Company establishes provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized based on existing product return notifications. If actual sales returns exceed expectations, an increase in the sales return accrual would be required, which could negatively affect operating results.

In accordance with standard industry practice, the Company provides resellers with limited price protection for inventories held by resellers at the time of published list price reductions and other sales incentive programs. In accordance with current accounting standards, the Company recognizes revenue upon delivery to OEMs, ODMs and resellers and records a reduction of revenue for estimated price protection and other programs in effect until the resellers sell such inventory to their customers. The Company bases these adjustments on several factors, including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from the Company’s expectations, the Company’s operating results could be affected. The Company also has programs under which it reimburses qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. The Company applies the provisions of Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and such sales incentive and marketing programs are recorded as a reduction of revenue.

The Company records an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on a combination of past due receivables and expected future losses based primarily on its historical levels of bad debt losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if the Company’s overall loss history changes significantly, an adjustment in the Company’s allowance for doubtful accounts would be required, which could affect operating results.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expense

Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of $5 million, $3 million and $5 million in 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. The Company records a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and adjusts the valuation allowance so that the Company records net deferred tax assets only to the extent that it has concluded it is more likely than not that these deferred tax assets will be realized.

The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 109” (“FIN 48”). To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from the Company’s estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits.

Income per Common Share

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include certain dilutive outstanding employee stock options, rights to purchase shares of common stock under our Employee Stock Purchase Plan (“ESPP”) and restricted stock and stock unit awards.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	July 3,	June 27,	June 29,
	2009	2008	2007

Net income	$470	$867	$564

Weighted average shares outstanding:
Basic	222	221	219
Employee stock options and other	4	5	7

Diluted	226	226	226

Income per common share:
Basic	$2.12	$3.92	$2.57

Diluted	$2.08	$3.84	$2.50

Anti-dilutive common share equivalents excluded*	6	1	2

*	For purposes of computing diluted income per common share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation.

Stock-Based Compensation

The Company accounts for all stock-based compensation in accordance with the fair value recognition provisions in SFAS No. 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. Under SFAS 123(R), the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially impacted.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts.

Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The contracts have maturity dates that do not exceed 12 months. The Company does not purchase short-term forward exchange contracts for trading purposes.

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The Company had outstanding forward exchange contracts with

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial banks for Thai Baht, Malaysian Ringgit, British Pound Sterling and Euro with values of $583 million and $1.3 billion at July 3, 2009 and June 27, 2008, respectively. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing related activities are reported in cost of revenues. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company has determined that all of its cash flow hedging instruments for all years presented were effective as defined under SFAS 133.

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

Subsequent Events

The Company evaluated subsequent events through August 13, 2009, the date these financial statements were issued, and there were no material subsequent events that required recognition or additional disclosure in these financial statements.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157, “Fair Value Measurement” (“SFAS 157”), which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for the Company is the first quarter of fiscal 2010. The partial adoption of SFAS 157 for financial assets and financial liabilities in the Company’s first quarter of fiscal 2009 did not have a material impact on its consolidated financial statements. See Note 10. The Company is currently evaluating the impact the adoption of SFAS 157 will have on the non-financial assets and non-financial liabilities in its consolidated financial statements.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS 161 in the Company’s third quarter of fiscal 2009 did not have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to modify the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of FSP FAS 115-2 and FAS 124-2 in the Company’s fourth quarter of fiscal 2009 did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which establishes accounting and disclosure requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which the Company has evaluated subsequent events for recognition or disclosure. SFAS 165 also requires events that provide additional evidence about conditions that existed at the date of the balance sheet and the related estimates to be recognized in the financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or available to be issued should not be recognized, but should be disclosed if material. The adoption of SFAS 165 in the Company’s fourth quarter of fiscal 2009 did not have a material impact on its consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Supplemental Financial Statement Data

	Years Ended
	July 3,	June 27,
	2009	2008
	(in millions)

Inventories:
Raw materials and component parts	$97	$144
Work-in-process	154	145
Finished goods	125	167

	$376	$456

Property and Equipment:
Land and buildings	$522	$534
Machinery and equipment	2,533	2,166
Machinery and equipment recorded under capital leases	58	58
Furniture and fixtures	9	10
Leasehold improvements	53	46

	3,175	2,814
Accumulated depreciation and amortization	(1,591)	(1,146)

Net property and equipment	$1,584	$1,668

Amortization expense for assets under capital lease was $10 million, $12 million and $14 million for 2009, 2008 and 2007, respectively. Accumulated amortization on machinery and equipment recorded under capital leases was $40 million and $30 million as of July 3, 2009 and June 27, 2008, respectively.

Note 3.	Debt

Long-term debt consisted of the following as of July 3, 2009 and June 27, 2008 (in millions):

	2009	2008

Term loan	$481	$500
Capital lease obligations (Note 4)	1	9

Total debt	482	509
Less amounts due in one year	(82)	(27)

Long-term debt	$400	$482

Credit Facility

In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 1.63% as of July 3, 2009 and requires sixteen quarterly principal payments, that began in June 2009, of approximately $19 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. The Credit Facility requires WDTI to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict WDTI’s and its subsidiaries’ ability to: incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. As of July 3, 2009, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.

Note 4.	Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating and capital leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2016. Rental expense under these operating leases, including month-to-month rentals, was $21 million, $18 million and $15 million in 2009, 2008 and 2007, respectively. The Company’s capital leases consist of leased equipment. These leases have maturity dates through July 2009 and interest rates averaging approximately 6.3%. Future minimum lease payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at July 3, 2009 are as follows (in millions):

	Operating	Capital

2010	$16	$1
2011	11	—
2012	8	—
2013	7	—
2014	6	—
Thereafter	4	—

Total future minimum payments	$52	$1

Less: interest on capital leases		—

Total principal payable on capital leases		$1

Product Warranty Liability

Changes in the warranty accrual for 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007

Warranty accrual, beginning of period	$114	$90	$89
Charges to operations	126	106	74
Utilization	(111)	(73)	(52)
Changes in estimate related to pre-existing warranties	(6)	(9)	(21)

Warranty accrual, end of period	$123	$114	$90

Accrued warranty also includes amounts classified in non-current other liabilities of $28 million at July 3, 2009 and $24 million at June 27, 2008.

Long-term Purchase Agreements

The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. The Company expects these commitments to total approximately $405 million for 2010 and $3 million a year for 2011 through 2015.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Legal Proceedings

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters or the specified matters below, individually and in the aggregate would not be material to the Company’s financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these legal proceedings, lawsuits and other claims could differ materially from those projected.

On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against the Company and two other companies for patent infringement alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. Plaintiff is seeking unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ’473 patent. The ’473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. The Company intends to defend itself vigorously in this matter.

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

On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleges that certain of the Company’s engineers have been misclassified as exempt employees under California state law and are, therefore, due unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. By court order dated April 24, 2009, the case was transferred to the Orange County (California) Superior Court, where it is now pending. On or about June 16, 2009, the Company was dismissed from the case without prejudice by stipulation, leaving WDTI as the sole remaining defendant. On or about June 4, 2009, WDTI filed its Answer to the Complaint, denying the substantive allegations thereof and raising several affirmative defenses. The case is in the preliminary stages, with no formal discovery having occurred. A court hearing on whether the case should be certified as a class action will likely not occur until late calendar 2009 at the earliest. If the Company is unsuccessful in its defense of this matter, potential liability could include unpaid wages, interest, penalties, attorneys’ fees and costs. The Company intends to defend itself vigorously in this matter.

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

On July 15, 2009, plaintiffs Carl B. Collins and Farzin Davanloo filed a complaint in the Eastern District of Texas against the Company and ten other companies alleging infringement of U.S. Patent Nos. 5,411,797 and 5,478,650. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees, and costs. The asserted patents allegedly relate to nanophase diamond films. The Company intends to defend itself vigorously in this matter.

Note 6.	Business Segment, Geographic Information and Major Customers

Segment Information

The Company operates in one reportable operating segment, the hard drive business.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company’s operations outside the United States include manufacturing facilities in Malaysia and Thailand as well as sales offices throughout Canada, Europe, Asia, Japan, India and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended July 3, 2009 (in millions):

	2009	2008	2007

Net Revenue(1):
United States	$1,492	$1,949	$1,780
Asia	3,639	3,343	1,840
Europe, Middle East and Africa	2,008	2,344	1,591
Other	314	438	257

Total	$7,453	$8,074	$5,468

Long-lived assets:
United States	$1,043	$905
Asia	954	1,167
Europe, Middle East and Africa	64	72

Total	$2,061	$2,144

(1)	Revenue is attributed to geographic regions based on the ship to location of customer.

Major Customer

For 2009 and 2007, sales to Dell Inc. accounted for 10% of the Company’s net revenue. For 2008, no single customer accounted for 10%, or more, of the Company’s net revenue.

Note 7.	Western Digital Corporation 401(k) Plan

The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company matches 50% of the first 5% of each participant’s pre-tax contribution, provided, however, that each eligible participant shall receive a minimum annual basic matching contribution equal to 50% of the first $4,000 of pre-tax contributions for any calendar year. Company contributions vest over a 5-year period of employment. For 2009, 2008 and 2007, the Company made Plan contributions of $7 million, $4 million, and $4 million, respectively.

Note 8.	Shareholders’ Equity

Stock Incentive Plans

The Company maintains four stock-based incentive plans (collectively referred to as the “Stock Plans”): The amended and restated 2004 Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. Subsequent to the expiration of the Employee Stock Option Plan on November 10, 2004 and approval of the 2004 Performance Incentive Plan by the Company’s shareholders on November 18, 2004, no new awards may be granted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of July 3, 2009, options to purchase 3.0 million shares of the Company’s common stock remain outstanding and exercisable under the Prior Stock Plans. Options granted under the Prior Stock Plans vested over periods from one to four years. Options granted under the Prior Stock Plans expire either five or ten years from the date of grant. There are no outstanding restricted stock awards under the Prior Stock Plans.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2004, the Company’s shareholders approved the 2004 Performance Incentive Plan. The types of awards that may be granted under the 2004 Performance Incentive Plan include stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2004 Performance Incentive Plan is ten years after the grant date of the award.

As of July 3, 2009, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2004 Performance Incentive Plan is 22.7 million shares. Any shares subject to awards under the Prior Stock Plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan will terminate on September 20, 2014 unless terminated earlier by the Company’s Board of Directors.

Employee Stock Purchase Plan

During 2006, the Company adopted the ESPP whereby eligible employees may authorize payroll deductions of up to 10% of their eligible compensation to purchase shares of the Company’s common stock at 95% of the fair market value of common stock on either the date of grant or on the exercise date, whichever is less. The date of grant of each offering period is June 1st or December 1st, except for the initial offering period, which began on December 15, 2005. Each offering period is 24 months and consists of four exercise dates. If the fair market value of the common stock is less on a given exercise date than on the date of grant, employee participation in that offering period is terminated and re-enrollment in the new offering period occurs automatically. The Company’s ESPP operates in accordance with Section 423 of the Internal Revenue Code.

Stock-Based Compensation Expense

Effective July 2, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method. SFAS 123(R) establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS 123(R), the Company recognized the cost resulting from all share-based payment transactions including shares issued under the Company’s stock option plans and ESPP in the financial statements. The Company expensed $24 million, $18 million and $18 million related to stock-based compensation from stock options and ESPP purchase rights in 2009, 2008 and 2007, respectively. As of July 3, 2009, total compensation cost related to unvested stock options granted to employees and ESPP shares, but not yet recognized, was $58 million and will be amortized on a straight-line basis over a weighted average period of approximately 2.46 years.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes activity under the Stock Plans (in millions, except per share amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value

Options outstanding at June 30, 2006	12.4	$10.65
Granted	1.6	19.30
Exercised	(2.7)	8.34
Canceled or expired	(0.5)	18.68

Options outstanding at June 29, 2007	10.8	$12.15
Granted	2.1	25.22
Exercised	(4.2)	10.59
Canceled or expired	(0.7)	29.34

Options outstanding at June 27, 2008	8.0	$14.92
Granted	4.2	20.02
Exercised	(0.6)	9.59
Canceled or expired	(0.3)	20.10

Options outstanding at July 3, 2009	11.3	$17.00	5.41	$105

Exercisable at July 3, 2009	5.3	$12.53	4.44	$74

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on the date the intrinsic value is determined. As of July 3, 2009, the Company had options outstanding to purchase an aggregate of 10.5 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $105 million. During 2009 and 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $8 million and $76 million, respectively, determined as of the date of exercise.

The following table summarizes information about options outstanding and exercisable under the Stock Plans as of July 3, 2009 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable
		Remaining
Range of	Number	Contractual Life*	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$ 2.10 – 8.89	2.4	3.03	$5.74	2.4	$5.74
8.99 – 15.82	1.6	5.10	12.97	1.3	12.65
16.85 – 19.88	3.0	6.83	17.63	0.5	19.22
19.89 – 23.78	3.1	5.80	23.25	0.7	22.53
23.97 – 38.55	1.2	5.99	26.74	0.4	26.89

	11.3	5.41	$17.00	5.3	$12.53

*	Represents the weighted average remaining contractual lives of the options outstanding.

Deferred Stock Compensation

The Company granted approximately 0.9 million, 0.9 million and 1.8 million restricted stock units during 2009, 2008 and 2007, respectively, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. Restricted stock unit awards vest over periods ranging from one to five years from the date of grant. The aggregate market value of the shares underlying the restricted stock units at the date of grant was $19 million,

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$23 million and $36 million in 2009, 2008 and 2007, respectively. These amounts have been recorded as deferred compensation and are being amortized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of zero based on a historical analysis indicating minimal forfeitures for these types of awards. The Company charged to expense $23 million, $19 million and $30 million related to restricted stock and restricted stock unit awards that were vested during 2009, 2008 and 2007, respectively. As of July 3, 2009, the aggregate unamortized fair value of all unvested restricted stock and restricted stock unit awards was $37 million, which will be amortized on a straight-line basis over a weighted average vesting period of approximately 1.7 years.

Stock Reserved for Issuance

The following table summarizes all shares of common stock reserved for issuance at July 3, 2009 (in millions):

Number
of Shares

Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	18.0
ESPP	8.4

26.4

Fair Value Disclosure — Binomial Model

The fair value of stock options granted during 2009, 2008 and 2007 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted during the three years ended July 3, 2009 was estimated using the following weighted average assumptions:

	2009	2008	2007

Suboptimal exercise factor	1.73	1.61	1.62
Range of risk-free interest rates	0.38% to 3.44%	1.57% to 4.38%	4.48% to 5.12%
Range of expected stock price volatility	0.43 to 0.77	0.33 to 0.67	0.34 to 0.79
Weighted average expected volatility	0.55	0.48	0.59
Post-vesting termination rate	4.02%	5.26%	5.34%
Dividend yield	—	—	—
Fair value	$9.05	$9.65	$8.18

The weighted average expected term of the Company’s stock options for 2009, 2008 and 2007 was 4.94 years, 5.29 years and 5.34 years, respectively.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of issue using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of all ESPP purchase rights granted on or prior to July 3, 2009 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	ESPP
	2009	2008	2007

Option life (in years)	1.30	1.24	1.22
Risk-free interest rate	0.65%	3.40%	4.51%
Stock price volatility	0.63	0.38	0.40
Dividend yield	—	—	—
Fair value	$3.61	$6.47	$3.83

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of $750 million of the Company’s common stock in open market transactions through March 31, 2013. During 2009, the Company repurchased 1.2 million shares of common stock at a total cost of $36 million. Since the inception of this stock repurchase program in 2005, the Company has repurchased 18 million shares for a total cost of $284 million (including commissions). Stock repurchases are to be funded principally by operating cash flows. The Company may continue to repurchase common stock as it deems appropriate and market conditions allow.

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

Note 9.	Income Taxes

Pre-tax Income

The domestic and foreign components of income before income taxes were as follows for the three years ended July 3, 2009 (in millions):

	2009	2008	2007

Foreign	$459	$812	$322
Domestic	42	169	121

Income before income taxes	$501	$981	$443

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax Provision (Benefit)

The components of the provision (benefit) for income taxes were as follows for the three years ended July 3, 2009 (in millions):

	2009	2008	2007

Current:
Foreign	$13	$12	$8
Domestic-federal	(7)	103	(4)
Domestic-state	1	1	—
Deferred:
Domestic-federal	24	(2)	(65)
Domestic-state	—	—	(60)

Income tax provision (benefit)	$31	$114	$(121)

Remaining net undistributed earnings from foreign subsidiaries at July 3, 2009 on which no U.S. tax has been provided amounted to approximately $2.5 billion. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings would approximate $950 million if the Company repatriated the $2.5 billion in undistributed earnings from the foreign subsidiaries.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of July 3, 2009 and June 27, 2008 were as follows (in millions):

	2009	2008

Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$49	$83
Accrued compensation and benefits not currently deductible	43	37
Domestic net operating loss (“NOL”) carryforward	50	51
Business credit carryforward	144	109
Other	52	45

	338	325
Deferred tax liabilities	(50)	(15)

Deferred tax assets, net	$288	$310

	2009	2008

Deferred tax assets:
Current portion (included in other current assets)	$80	$85
Non-current portion (included in other non-current assets)	258	240
Deferred tax liabilities (included in other current and non-current assets)	(50)	(15)

Deferred tax assets, net	$288	$310

The increase in the deferred tax liabilities for the fiscal year ended July 3, 2009 includes $9 million related to the acquisition of SiliconSystems.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the deferred tax assets presented above, the Company had additional NOL benefits related to stock-based compensation deductions of approximately $76 million and $43 million at July 3, 2009 and June 27, 2008, respectively. The increase in NOL benefits relates to the current year stock based compensation deductions which will result in a future benefit of $9 million and a reduction in the estimate of the prior year NOL utilization related to stock based compensation of $24 million. In accordance with the provisions of SFAS 123(R), this $76 million will be recorded as a credit to shareholders equity when an incremental benefit is recognized after considering all other tax attributes available to the Company.

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

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended July 3, 2009:

	2009	2008	2007

U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(30)	(28)	(24)
Tax effect of U.S. permanent differences	6	4	—
State income tax, net of federal tax	1	2	—
Income tax credits	(8)	(2)	—
Change in valuation allowance	—	—	(39)
Other	2	1	1

Effective tax rate	6%	12%	(27)%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates through 2022. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $241 million ($1.07 per diluted share), $391 million ($1.73 per diluted share) and $86 million ($0.38 per diluted share) in 2009, 2008, and 2007, respectively.

As of July 3, 2009, the Company had federal and state NOL carryforwards of approximately $280 million and $73 million, respectively. In addition, the Company had various federal and state tax credit carryforwards of approximately $216 million combined. The loss carryforwards available to offset future federal and state taxable income expire at various dates from 2020 to 2029 and 2015 to 2019, respectively. Approximately $90 million of the credit carryforwards available to offset future taxable income expire at various dates from 2010 to 2028. The remaining amount is available indefinitely. NOLs and credits relating to Komag, Inc., which was acquired by the Company on September 5, 2007 (“Komag”), are subject to limitations under Section 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of NOLs and credits ultimately realized.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The adoption of FIN 48 at the beginning of fiscal year 2008 did not result in an adjustment for unrecognized tax benefits. The total amount of gross unrecognized tax benefits as of the date of adoption was $58 million which had previously been presented as a reduction to deferred tax assets of $47 million and an inclusion in other long term liabilities of $11 million as of June 29, 2007. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of the date of adoption of FIN 48, and at July 3, 2009, such interest and penalties were not material.

As of July 3, 2009 the Company had approximately $136 million of unrecognized tax benefits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended July 3, 2009 (in millions):

Unrecognized tax benefit at June 27, 2008	$107
Gross increases related to prior year tax positions	6
Gross decreases related to prior year tax positions	(4)
Gross increases related to current year tax positions	27
Settlements/lapse of statute of limitations	—

Unrecognized tax benefit at July 3, 2009	$136

The entire balance of unrecognized tax benefits at July 3, 2009, if recognized, would affect the effective tax rate.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is subject to examination for fiscal years 2006 through 2009. For state returns, with few exceptions, the Company is subject to tax examinations for 2005 through 2009. In foreign jurisdictions, with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2000. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2006 and by the state taxing authorities for periods prior to 2005, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period.

The IRS has commenced an examination of the fiscal years ended 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag. Additionally, the Company’s French subsidiary is under examination by the local tax authorities for fiscal years 2003 through 2005.

Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of July 3, 2009, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the Company’s tax examination of uncertain tax positions.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Fair Value Measurements

In the first quarter of 2009, the Company adopted SFAS 157 for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. SFAS 157 requires that fair value measurements be classified and disclosed in one of the following three categories:

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of July 3, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 3,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$468	$468	$—	$—
U.S. Treasury securities	197	—	197	—
U.S. Government agency securities	80	—	79	1
Auction-rate securities	18	—	—	18
Foreign exchange contracts	5	—	5	—

The Company’s money market funds are classified within Level 1 and valued based on quoted market prices. U.S Treasury securities are classified within Level 2 and are valued based on broker quotations using observable inputs. U.S. Government agency securities classified within Level 2 are valued based on broker quotations using observable inputs. Securities classified as Level 3 are valued using a third party pricing service. Foreign currency hedges are classified within Level 2 and valued based on the present value of future cash flows using market-based observable inputs, including forward rates and credit default swap rates.

Money Market Funds.  The Company’s money market funds are AAA rated institutional money market funds which are invested in U.S. Treasury securities and are recorded within cash and cash equivalents in the consolidated balance sheet.

U.S. Treasury Securities.  The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less and are recorded within cash and cash equivalents in the consolidated balance sheet.

U.S. Government Agency Securities.  The Company’s U.S. Government agency securities are fixed income securities sponsored by the U.S. Government of which $79 million have original maturities of three months or less and are recorded within cash and cash equivalents and $1 million are classified as available-for-sale securities and are recorded within other current assets in the consolidated balance sheet.

Auction-Rate Securities.  The Company’s auction-rate securities are primarily backed by insurance products and are expected to be held until secondary markets become available. As a result, they are classified as long-term investments.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These investments are currently accounted for as available-for-sale securities and recorded within other non-current assets in the consolidated balance sheet.

Foreign Exchange Contracts.  The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Foreign exchange contracts are classified within accrued expenses in the consolidated balance sheet.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the fiscal year ended July 3, 2009 (in millions).

	U.S.
	Government
	Agency	Auction-rate
	Securities	Securities	Total

June 27, 2008	$3	$28	$31
Redemptions	(2)	—	(2)
Other-than-temporary impairment recognized in earnings	—	(10)	(10)

July 3, 2009	1	18	19

The Company had no liabilities that are re-measured and reported at fair value on a recurring basis at July 3, 2009.

Note 11.	Foreign Exchange Contracts

In the third quarter of 2009, the Company adopted SFAS 161. SFAS 161 amends and enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to provide information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All forward exchange contracts are for risk management purposes only. The Company does not purchase short-term forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro, and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges.

If a derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. As of July 3, 2009, the net amount of existing gains expected to be reclassified into earnings within the next twelve months was $2 million. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective as defined under SFAS 133. The fair value and the changes in fair value on these contracts were not material to the consolidated financial statements.

As of July 3, 2009, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.4 billion, and closed $1.8 billion, in foreign exchange contracts for the year ended

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 3, 2009. The fair value, balance sheet location and the impact on the consolidated financial statements during the year ended July 3, 2009 were as follows (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging	July 3, 2009		July 3, 2009
Instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$5	Other current liabilities	—

	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in	Reclassified from	Reclassified from
	Accumulated OCI	Accumulated	Accumulated OCI into
Derivatives in SFAS 133 Cash	on Derivatives	OCI into Income	Income
Flow Hedging Relationships	2009		2009

Foreign exchange contracts	$(33)	Cost of revenue	$(47)

The total net realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements during the year ended July 3, 2009.

Note 12.	Other Intangible Assets

Other intangible assets consist primarily of technology acquired in business combinations and amortized on a straight-line basis over the respective estimated useful lives of the assets. In 2009, the Company acquired $24 million of intangibles as a result of the SiliconSystems acquisition and recorded a $5 million impairment charge related to a customer relationship intangible asset acquired from Komag. The net carrying value of intangible assets as of July 3, 2009 was $89 million. Accumulated amortization of intangibles was $35 million as of July 3, 2009. Intangible assets as of July 3, 2009 were as follows:

	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
	(in years)	(in millions)	(in millions)	(in millions)

Existing technology	9	$124	$35	$89

In 2008, the Company acquired $89 million of intangibles as a result of the Komag acquisition. The net carrying value of intangible assets as of June 27, 2008 was $81 million. Accumulated amortization of intangibles was $29 million as of June 27, 2008. Intangible assets as of June 27, 2008 were as follows:

	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
	(in years)	(in millions)	(in millions)	(in millions)

Existing technology	9	$100	$26	$74
Customer relationships	3	10	3	7

Total		$110	$29	$81

Amortization expense for intangible assets was $11 million, $16 million and $3 million for 2009, 2008 and 2007, respectively. As of July 3, 2009, estimated future amortization expense for intangible assets is approximately $15 million per year for 2010 and 2011 and $13 million per year for 2012, 2013 and 2014.

Note 13.	Restructuring and Sale of Facility

During December 2008, the Company’s second fiscal quarter, the Company announced a restructuring plan to realign its cost structure as a result of a softer demand environment. This plan was completed during the Company’s third and fourth fiscal quarters of 2009. This resulted in the closure of one of the Company’s hard drive manufacturing facilities in Thailand, the disposal of its media substrate manufacturing facility in Sarawak, Malaysia, and headcount reductions throughout the world of approximately 3,300 people. During the fourth fiscal quarter, the Company sold its media substrate manufacturing facility, and related assets, in Sarawak, Malaysia for net proceeds of approximately $29 million,

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting in a gain of $18 million. The closure and disposal of the Company’s manufacturing facilities was to realign its manufacturing capacity with the Company’s expectations regarding demand at that time. Total restructuring charges of $112 million, partially offset by the $18 million gain on sale of assets, is included in Restructuring and other, net within operating expenses on the accompanying consolidated statements of income.

The following table summarizes the Company’s restructuring activities for the year ended July 3, 2009 (in millions):

		Impaired Property	Contract
	Employee	and Equipment	Termination
	Termination	and Other	and Other Exit
	Benefits	Intangible Assets	Costs	Total

Restructuring accrual at June 27, 2008	$—	$—	$—	$—
Restructuring charge	27	81	4	112
Cash payments	(27)	—	(4)	(31)
Non-cash charge	—	(81)	—	(81)

Restructuring accrual at July 3, 2009	$—	$—	$—	$—

The asset impairment charge of $81 million consists of $76 million primarily related to the land, buildings, machinery and equipment at the manufacturing facilities in Thailand and Malaysia and $5 million related to a customer relationship intangible asset acquired from Komag. The impairment charge is based on the excess of the carrying values over the estimated fair values of the assets in accordance with SFAS 144. The fair values of the land, buildings, and equipment were estimated using the market approach. The intangible asset was valued using the income approach.

Note 14.	Acquisitions

SiliconSystems

On March 27, 2009, the Company completed its acquisition of SiliconSystems, a supplier of solid-state drives for the embedded systems market. The total acquisition cost of SiliconSystems was $66 million, consisting of $65 million in cash paid to SiliconSystems shareholders and $1 million of other direct acquisition costs. In accordance with SFAS 141, the Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from SiliconSystems at their estimated fair values as of the date of acquisition, and has allocated the remaining value to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of July 3, 2009, and may be adjusted as further information becomes available during the allocation period of up to 12 months from the date of the acquisition. The allocation is as follows (in millions):

Mar. 27,
2009

Tangible assets acquired and liabilities assumed, net	$5
Intangible assets	24
In-process research and development	14
Goodwill	23

Total	$66

Intangible assets of $24 million primarily relates to existing technology that will be amortized to cost of revenue over the weighted average useful life of 6.3 years. In-process research and development of $14 million relates to projects that had not reached technological feasibility and had no alternative future use, and therefore, did not qualify for capitalization and was recorded as an operating expense during 2009 in the accompanying consolidated statements of income.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended July 3, 2009.

Komag

On September 5, 2007, the Company completed its acquisition of Komag, a media manufacturer, which was followed by a merger of State M, the Company’s indirect wholly-owned subsidiary, and Komag whereby Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media. The aggregate purchase price for Komag was $1.0 billion, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments.

The Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Komag at their estimated fair values as of the acquisition date, and has allocated the residual value to goodwill.

Sept. 5,
2007

Tangible assets acquired and liabilities assumed:
Cash	$72
Short-term investments	58
Accounts receivable	114
Inventories	204
Other current assets	6
Property and equipment	657
Deferred taxes and other non-current assets	118
Accounts payable	(130)
Accrued expenses	(81)
Debt assumed	(248)
Other liabilities	(15)
Intangible assets	89
In-process research and development	49
Goodwill	109

Total	$1,002

The recorded values and estimated useful lives of the intangibles acquired from Komag were:

		Estimated
	Estimated Fair	Weighted-Average
	Value	Useful Life
	(in millions)	(in years)

Existing technology	$79	10
Customer substrate relationships	10	3

Total acquired identifiable intangible assets	$89	9

The customer substrate relationships intangible asset was subsequently impaired in 2009 as a result of the Company’s restructuring plan. See Note 13.

Komag had an in-process research and development project associated with technology for higher recording densities on advanced perpendicular recording media. As these advanced products were not ready for commercial

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

production and had no alternative future use, the development effort did not qualify for capitalization. Accordingly, the Company recorded $49 million as a charge to operating expenses at the time of the acquisition.

In connection with the acquisition, the Company assumed $250 million face value of additional debt in the form of Convertible Subordinated Notes (the “Notes”) issued by Komag on March 28, 2007. The holders of the Notes tendered their Notes to the Company and on December 5, 2007, the Company paid $250 million plus accrued and unpaid interest to purchase the Notes.

Note 15.	Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth

2009(1)
Revenue, net	$2,109	$1,823	$1,592	$1,928
Gross margin	424	290	253	370
Operating income	234	16	61	209
Net income	211	14	50	196
Basic earnings per share	$0.95	$0.06	$0.22	$0.88

Diluted earnings per share	$0.93	$0.06	$0.22	$0.86

2008(2)
Revenue, net	$1,766	$2,204	$2,111	$1,993
Gross margin	323	513	477	425
Operating income	135	332	298	241
Net income	69	305	280	213
Basic earnings per share	$0.31	$1.39	$1.26	$0.96

Diluted earnings per share	$0.31	$1.35	$1.23	$0.94

(1)	The second quarter of 2009 included $113 million of restructuring charges associated with the restructuring plan announced December 17, 2008 and $4 million of related tax benefits. The third quarter of 2009 included a $14 million in-process research and development charge related to the acquisition of SiliconSystems and $4 million of restructuring charges. The fourth quarter of 2009 included an $18 million gain on the sale of assets from the Company’s media substrate manufacturing facility in Sarawak, Malaysia and a $5 million reduction of operating expenses due to favorable settlements of restructuring accruals.

(2)	The first quarter of 2008 included $60 million for taxes related to the license of intellectual property to subsidiaries and a $49 million in-process research and development charge related to the acquisition of Komag.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended July 3, 2009
(in millions)

Allowance for
Doubtful
Accounts

Balance at June 30, 2006	$5
Charges to operations	—
Deductions	(—)

Balance at June 29, 2007	$5
Charges to operations	4
Deductions	(1)

Balance at June 27, 2008	$8
Charges to operations	9
Deductions	(3)

Balance at July 3, 2009	$14

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. KPMG LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See page 52 herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 2009, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.”

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information, if any, required by this Item included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 2009.

Item 14.	Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 3, 2009.

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

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated(16)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(12)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(18)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(4)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(4)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated effective as of November 6, 2008(24)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(14)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(14)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(10)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(10)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(22)*

Exhibit
Number		Description

10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(22)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(22)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(22)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(22)*
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective November 6, 2008(24)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(2)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(5)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(11)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(3)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(5)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(11)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(5)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(5)*
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended November 6, 2008(23)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008(24)*
10.7		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.8		Amended and Restated Deferred Compensation Plan, amended and restated effective September 11, 2008(22)*
10.9		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(6)*
10	.9.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(8)*
10	.9.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005(13)*
10	.9.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006(13)*
10	.9.4	Fourth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 12, 2007(19)*
10	.9.5	Fifth Amendment to Western Digital Corporation 401(k) Plan, effective as of January 1, 2008(21)*
10	.9.6	Sixth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 1, 2008(22)*
10.10		Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(15)*
10	.10.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(15)*
10	.10.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(15)*
10.11		Letter Agreement, dated April 4, 2007, between Western Digital Corporation and Timothy Leyden(17)*
10.12		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of November 6, 2008(24)*

Exhibit
Number	Description

10.13	Western Digital Corporation Executive Severance Plan, amended and restated as of November 6, 2008(24)*
10.14	Form of Indemnity Agreement for Directors of Western Digital Corporation(7)*
10.15	Form of Indemnity Agreement for Officers of Western Digital Corporation(7)*
10.16	Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(9)
10.17	Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents(20)
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on April 6, 2001.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2002.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 5, 2008.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2008.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 31, 2008.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief Financial Officer

Dated: August 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Coyne John F. Coyne	President and Chief Executive Officer (Principal Executive Officer), Director	August 13, 2009

/s/ Timothy M. Leyden Timothy M. Leyden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2009

/s/ Joseph R. Carrillo Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)	August 13, 2009

/s/ Thomas E. Pardun Thomas E. Pardun	Chairman of the Board	August 13, 2009

/s/ Peter D. Behrendt Peter D. Behrendt	Director	August 13, 2009

/s/ Kathleen A. Cote Kathleen A. Cote	Director	August 13, 2009

/s/ Henry T. DeNero Henry T. DeNero	Director	August 13, 2009

/s/ William L. Kimsey William L. Kimsey	Director	August 13, 2009

/s/ Michael D. Lambert Michael D. Lambert	Director	August 13, 2009

/s/ Matthew E. Massengill Matthew E. Massengill	Director	August 13, 2009

/s/ Roger H. Moore Roger H. Moore	Director	August 13, 2009

/s/ Arif Shakeel Arif Shakeel	Director	August 13, 2009

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated(16)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(12)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(18)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(4)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(4)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated effective as of November 6, 2008(24)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(14)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(14)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(10)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(10)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(22)*
10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(22)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(22)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(22)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(22)*
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective November 6, 2008(24)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(2)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(5)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(11)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(3)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(5)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(11)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(5)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(5)*

Exhibit
Number		Description

10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended November 6, 2008(23)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008(24)*
10.7		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.8		Amended and Restated Deferred Compensation Plan, amended and restated effective September 11, 2008(22)*
10.9		Amended and Restated 401(k) Plan, adopted as of March 28, 2002(6)*
10	.9.1	First Amendment to Western Digital Corporation 401(k) Plan, effective as of July 1, 2002(8)*
10	.9.2	Second Amendment to Western Digital Corporation 401(k) Plan, effective as of March 28, 2005(13)*
10	.9.3	Third Amendment to Western Digital Corporation 401(k) Plan, effective as of March 31, 2006(13)*
10	.9.4	Fourth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 12, 2007(19)*
10	.9.5	Fifth Amendment to Western Digital Corporation 401(k) Plan, effective as of January 1, 2008(21)*
10	.9.6	Sixth Amendment to Western Digital Corporation 401(k) Plan, effective as of September 1, 2008(22)*
10.10		Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(15)*
10	.10.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(15)*
10	.10.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(15)*
10.11		Letter Agreement, dated April 4, 2007, between Western Digital Corporation and Timothy Leyden(17)*
10.12		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of November 6, 2008(24)*
10.13		Western Digital Corporation Executive Severance Plan, amended and restated as of November 6, 2008(24)*
10.14		Form of Indemnity Agreement for Directors of Western Digital Corporation(7)*
10.15		Form of Indemnity Agreement for Officers of Western Digital Corporation(7)*
10.16		Master Equipment Lease Agreement dated June 24, 2004 between CIT Technologies Corporation, doing business as CIT Systems Leasing, and Western Digital Technologies, Inc.(9)
10.17		Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents(20)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on April 6, 2001.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2002.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 7, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 5, 2008.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 6, 2008.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 31, 2008.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 29, 2009.