Form 10-Q
period 2009-10-02
WESTERN DIGITAL CORP
filed 2009-10-29
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on October 22, 2009, 225,383,848 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets — October 2, 2009 and July 3, 2009	3
Condensed Consolidated Statements of Income — Three Months Ended October 2, 2009 and September 26, 2008	4
Condensed Consolidated Statements of Cash Flows — Three Months Ended October 2, 2009 and September 26, 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6. Exhibits	44
Signatures	45
EX-10.1.9
EX-10.1.10
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a
53-week fiscal year to align our fiscal year with the foregoing policy. The additional week is typically included in our fourth fiscal quarter results. Fiscal year 2009 and our fourth fiscal quarter of 2009 were comprised of 53 weeks and 14 weeks, respectively, and ended on July 3, 2009. Our fiscal first quarters ended October 2, 2009 and September 26, 2008 both consisted of 13 weeks. Fiscal year 2010 will be comprised of 52 weeks and will end on July 2, 2010. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our” and “WD” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital, WD, the WD logo, WD Caviar, WD VelociRaptor, WD Scorpio Blue, WD Scorpio Black, WD GreenPower Technology are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Oct. 2,	Jul. 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,056	$1,794
Accounts receivable, net	1,131	926
Inventories	395	376
Other current assets	168	134

Total current assets	3,750	3,230
Property and equipment, net	1,625	1,584
Goodwill	139	139
Other intangible assets, net	86	89
Other non-current assets	249	249

Total assets	$5,849	$5,291

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,342	$1,101
Accrued expenses	218	247
Accrued warranty	101	95
Current portion of long-term debt	88	82

Total current liabilities	1,749	1,525
Long-term debt	375	400
Other liabilities	202	174

Total liabilities	2,326	2,099
Commitments and contingencies (Notes 4 and 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 225 shares	2	2
Additional paid-in capital	932	896
Accumulated other comprehensive income	9	2
Retained earnings	2,580	2,292

Total shareholders’ equity	3,523	3,192

Total liabilities and shareholders’ equity	$5,849	$5,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED
	Oct. 2,	Sept. 26,
	2009	2008
Revenue, net	$2,208	$2,109
Cost of revenue	1,694	1,685

Gross margin	514	424

Operating expenses:
Research and development	142	133
Selling, general and administrative	53	57

Total operating expenses	195	190

Operating income	319	234
Other income (expense):
Interest income	1	4
Interest and other expense	(3)	(8)

Total other expense, net	(2)	(4)

Income before income taxes	317	230
Income tax provision	29	19

Net income	$288	$211

Income per common share:
Basic	$1.28	$0.95

Diluted	$1.25	$0.93

Weighted average shares outstanding:
Basic	225	222

Diluted	230	226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	THREE MONTHS
	ENDED
	Oct. 2,	Sept. 26,
	2009	2008
Cash flows from operating activities
Net income	$288	$211
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	121	117
Stock-based compensation	13	10
Loss on investments	—	3
Changes in:
Accounts receivable, net	(205)	(72)
Inventories	(19)	(21)
Accounts payable	258	76
Accrued expenses	(23)	7
Other assets and liabilities	1	(30)

Net cash provided by operating activities	434	301

Cash flows from investing activities
Purchases of property and equipment	(176)	(162)
Maturities of investments	—	1

Net cash used in investing activities	(176)	(161)

Cash flows from financing activities
Issuance of stock under employee stock plans	15	1
Taxes paid on vested stock awards under employee stock plans	(1)	(2)
Increase in excess tax benefits from employee stock plans	9	8
Repurchases of common stock	—	(36)
Repayment of debt	(19)	(2)

Net cash provided by (used in) financing activities	4	(31)

Net increase in cash and cash equivalents	262	109
Cash and cash equivalents, beginning of period	1,794	1,104

Cash and cash equivalents, end of period	$2,056	$1,213

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$2
Cash paid for interest	$2	$5
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2009. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2009. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
     Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies which are consistent throughout the periods presented. However, actual results could differ from these estimates.
2. Supplemental Financial Statement Data
Inventories

	Oct. 2,	Jul. 3,
	2009	2009
	(in millions)
Raw materials and component parts	$96	$97
Work-in-process	173	154
Finished goods	126	125

Total inventories	$395	$376

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help with estimates and assists the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the three months ended October 2, 2009 and September 26, 2008 were as follows (in millions):

	THREE MONTHS
	ENDED
	Oct. 2,	Sept. 26,
	2009	2008
Warranty accrual, beginning of period	$123	$114
Charges to operations	39	31
Utilization	(30)	(22)
Changes in estimate related to pre-existing warranties	—	(4)

Warranty accrual, end of period	$132	$119

     Accrued warranty also includes amounts classified in non-current other liabilities of $31 million at October 2, 2009 and $28 million at July 3, 2009.
Subsequent Events
     The Company evaluated subsequent events through October 29, 2009, the date these financial statements were issued, and there were no material subsequent events that required recognition or disclosure in these financial statements.
3. Income per Common Share
     The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include certain dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards.
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS
	ENDED
	Oct. 2,	Sept. 26,
	2009	2008
Net income	$288	$211

Weighted average shares outstanding:
Basic	225	222
Employee stock options and other	5	4

Diluted	230	226

Income per common share:
Basic	$1.28	$0.95

Diluted	$1.25	$0.93

Anti-dilutive common share equivalents excluded*	1	2

*	For purposes of computing diluted income per common share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation.
4. Debt
     In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of

1.50% as of October 2, 2009 and requires sixteen quarterly principal payments, which began in June 2009, of approximately $19 million, $25 million, $31 million and $50 million per quarter for each four-quarter increment. As of October 2, 2009, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
5. Stock-Based Compensation
Stock-Based Compensation Expense
     During the three months ended October 2, 2009, the Company charged to expense $7 million for stock-based compensation related to options issued under stock option plans and the ESPP, compared to $5 million in the comparative prior-year period. At October 2, 2009, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $72 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.5 years.
Fair Value Disclosures
     The fair value of stock options granted during the three months ended October 2, 2009 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three months ended October 2, 2009 and September 26, 2008 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED
	Oct. 2,	Sept. 26,
	2009	2008
Suboptimal exercise factor	1.73	1.73
Range of risk-free interest rates	0.37% to 2.83%	1.81% to 3.41%
Range of expected stock price volatility	0.51 to 0.72	0.43 to 0.58
Weighted average expected volatility	0.57	0.48
Post-vesting termination rate	3.57%	4.41%
Dividend yield	—	—
Fair value	$17.08	$9.90
     The weighted average expected term of the Company’s stock options granted during the three months ended October 2, 2009 was 4.58 years compared to 5.56 years for the three months ended September 26, 2008.
     The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three months ended October 2, 2009.
Stock Options
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 3, 2009	11.3	$17.00
Granted	1.2	35.68
Exercised	(1.0)	15.29
Canceled or expired	—	—

Options outstanding at October 2, 2009	11.5	$19.17	5.41	$187

Exercisable at October 2, 2009	5.0	$13.38	4.37	$111

     The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on the date the intrinsic value is determined. As of October 2, 2009, the Company had options outstanding to purchase an aggregate of 10.3 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $187 million. During the three months ended October 2, 2009 and September 26, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $17 million and $1 million, respectively, determined as of the date of exercise.
Restricted Stock Units
     The Company granted approximately 0.5 million restricted stock units during the three months ended October 2, 2009, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of the shares underlying the restricted stock unit awards was $17 million at the date of grant. As of October 2, 2009, the aggregate unamortized fair value of all restricted stock unit awards was $48 million and will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.7 years. For the three months ended October 2, 2009, the Company recognized approximately $6 million in expense related to restricted stock unit awards that vested during the period, compared to $5 million in the comparative prior-year period.
6. Legal Proceedings
          The Company applies Accounting Standards Codification (“ASC”) 450, “Contingencies,” to determine when and how much to accrue and disclose related to legal contingencies. Accordingly, the Company discloses material loss contingencies deemed to be reasonably possible and accrues for loss contingencies when, in consultation with the Company’s legal advisors, the Company concludes that a loss is probable and reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
Intellectual Property Litigation
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
Employment Litigation
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
Other Matters
          In the normal course of business, the Company is subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these other matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate would not be material to the Company’s financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.
7. Income Taxes
     The Company’s income tax provision for the three months ended October 2, 2009 was $29 million. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
     In the three months ended October 2, 2009, the Company recognized an increase of $16 million in the liability for unrecognized tax benefits. As of October 2, 2009, the Company had approximately $152 million of unrecognized tax benefits. Interest and penalties recognized on such amounts were not material.
     The United States Internal Revenue Service (the “IRS”) has commenced an examination of the fiscal years ended 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated, which was acquired by the Company on September 5, 2007. Additionally, the Company’s French subsidiary is under examination by the local tax authorities for fiscal years 2003 through 2005.
     Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of October 2, 2009, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the Company’s tax examination of uncertain tax positions.

8. Fair Value Measurements
     Financial assets and liabilities that are re-measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:
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
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

		Fair Value Measurements at
		Reporting Date using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Oct. 2, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$610	$610	$—	$—
U.S. Treasury securities	245	—	245	—
U.S. Government agency securities	232	—	231	1
Auction-rate securities	18	—	—	18
Foreign exchange contracts	16	—	16	—
     The Company’s money market funds are classified within Level 1 and valued based on quoted market prices. U.S. Treasury and U.S. Government agency securities are classified within Level 2 and are valued based on broker quotations using observable inputs. U.S. Government agency securities and auction-rate securities classified as Level 3 are valued using a third party pricing service. Foreign exchange contracts are classified within Level 2 and valued based on the present value of future cash flows using market-based observable inputs, including forward rates and credit default swap rates.
     Money Market Funds. The Company’s money market funds are AAA rated institutional money market funds that are invested in U.S. Treasury securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheet.
     U.S. Treasury Securities. The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less and are recorded within cash and cash equivalents in the condensed consolidated balance sheet.
     U.S. Government Agency Securities. The Company’s U.S. Government agency securities are fixed income securities sponsored by the U.S. Government of which $231 million have original maturities of three months or less and are recorded within cash and cash equivalents and $1 million are classified as available-for-sale securities and are recorded within other current assets in the condensed consolidated balance sheet.
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

     Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Foreign exchange contracts are classified within other current assets in the condensed consolidated balance sheet.
     In the three months ended October 2, 2009, there were no changes in Level 3 instruments measured on a recurring basis. The Company had no liabilities that were re-measured and reported at fair value on a recurring basis at October 2, 2009.
     The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.
9. Foreign Exchange Contracts
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
     If a derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. As of October 2, 2009, the net amount of existing gains expected to be reclassified into earnings within the next twelve months was $9 million. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.
     A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements.
     As of October 2, 2009, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.4 billion, and closed $708 million, in foreign exchange contracts in the three months ended October 2, 2009. The fair value, balance sheet location and the impact on the condensed consolidated financial statements during the three months ended October 2, 2009 were as follows (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging	Oct. 2, 2009		Oct. 2, 2009
Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$16	Accrued expenses	—

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in		Reclassified from
	Accumulated OCI		Accumulated OCI into
	on Derivatives	Location of Gain (Loss)	Income
	Three Months	Reclassified from	Three Months
	Ended	Accumulated	Ended
Derivatives in Cash	Oct. 2, 2009	OCI into Income	Oct. 2, 2009
Flow Hedging Relationships
Foreign exchange contracts	$14	Cost of revenue	$7
     The total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements during this period.

10. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information”, which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for the Company was the first quarter of fiscal 2010. The partial adoption of ASC 820 for financial assets and financial liabilities in the Company’s first quarter of fiscal 2009 did not have a material impact on its consolidated financial statements. See Note 8. The Company’s adoption of the provisions of ASC 820 for non-financial assets and non-financial liabilities in the first quarter of fiscal 2010 had no impact on its consolidated financial statements.
     In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company was the first quarter of fiscal 2010. ASC 805 will impact the Company’s consolidated financial statements for business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010. The Company’s adoption of ASC 805 in the first quarter of fiscal 2010 had no impact on its consolidated financial statements.
     In April 2008, the FASB issued ASC 350-30-65-1, “General Intangibles Other than Goodwill - Transition and Open Effective Date Information” (“ASC 350-30-65-1”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles — Goodwill and Other.” ASC 350-30-65-1 is effective for fiscal years beginning on or after December 15, 2008, which for the Company was the first quarter of fiscal year 2010. The Company’s adoption of ASC 350-30-65-1 in the first quarter of fiscal 2010 had no impact on its consolidated financial statements.
     In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (“ASC 825-10-65-1”), which amends ASC 825, “Financial Instruments”, and ASC 270, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. The Company’s adoption of ASC 825-10-65-1 in the first quarter of fiscal 2010 did not have a material impact on its consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its consolidated financial statements.
     In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-14 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of ASU 2009-14 and the impact that ASU 2009-14 will have on its consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 3, 2009.
     Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our” and “WD” refer to Western Digital Corporation and its subsidiaries.
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;
•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;
•	emergence of new storage markets for hard drives;
•	emergence of competing storage technologies;
•	traditional seasonal demand and pricing trends;
•	our beliefs regarding the adequacy of our facilities and fabrication capacity;
•	our share repurchase plans;
•	our stock price volatility;
•	expectations regarding our financial results for the second quarter of fiscal 2010;
•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2010; and
•	beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital needs.
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
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 80 gigabytes (“GB”) to 2 terabytes (“TB”), nominal rotation speeds up to 10,000 revolutions per minute (“RPM”), and offer interfaces including both Enhanced Integrated Drive Electronics (“EIDE”) and Serial Advanced Technology Attachment (“SATA”). We also embed our hard drives into WD®-branded external storage appliances using interfaces such as USB 2.0, external SATA, FireWire™ and Ethernet network connections with capacities of 160 GB up to 8 TB. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our WD GreenPower Technology™.
     We also design, develop, manufacture and sell solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic disks and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the embedded systems market which includes network-communications, industrial, embedded-computing, medical, military, aerospace, media-appliance and data-streaming applications. A media player is a device that connects to a user’s television or home theater system and plays digital movies, music and photos from any of our WD®-branded external hard drives or other USB mass storage devices. We sell our media players worldwide to resellers and retailers under the WD® brand.
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
     Industry-standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE (also known as Parallel Advanced Technology Attachment, or “PATA”) and SATA, and the primary interfaces for enterprise systems are SATA, Small Computer System Interface, or “SCSI,” Serial Attached SCSI, or “SAS,” and Fibre Channel-Arbitrated Loop, or “FC-AL.” As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio®, WD® RE, WD VelociRaptorTM and WD® AV hard drive families; and EIDE (PATA) on WD Caviar®, WD Scorpio® and WD®AV families.

     The number of disks and each disk’s areal density (track density multiplied by bit density), which is a measure of the amount of data that can be stored on the recording surface of the disk per unit area, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks and heads as the areal density increases, potentially reducing product costs over time through reduced component requirements. In July 2009, we began shipping our WD Scorpio® Bluetm 2.5-inch 1 TB drives at 333 GB per platter (approximately 525 gigabits per square inch) areal density. In September 2009, we began shipping our WD Caviar® Black tm 3.5-inch 2 TB drives at 500 GB per platter (approximately 380 gigabits per square inch) areal density.
First Quarter Overview
     For the second consecutive quarter, demand for hard drives was stronger than expected as the positive industry conditions that materialized in the June quarter continued throughout the September quarter. We believe this demand was driven primarily by consumers as a result of the growth in social media. This created demand in mobile and desktop PC, branded products and enterprise storage markets. Hard drive inventories at the end of the September quarter remained at historically low levels, reflecting industry discipline in managing supply and demand. We believe that overall hard drive industry shipments totaled approximately 152 million units in the September quarter, flat with the prior-year period and up 15% sequentially from 132 million units in the June quarter.
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED
	Oct. 2,		Sept. 26,
	2009		2008
Net revenue	$2,208	100.0%	$2,109	100.0%
Gross margin	514	23.3	424	20.1
Total operating expenses	195	8.8	190	9.0
Operating income	319	14.4	234	11.1
Net income	288	13.0	211	10.0
     The following is a summary of our financial performance for the first quarter of 2010:
•	Consolidated net revenue totaled $2.2 billion.
•	64% of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD-branded product sales, as compared to 61% in the prior-year period.
•	Hard drive unit shipments increased by 12% over the prior-year period to 44.1 million units.
•	Gross margin increased to 23.3%, compared to 20.1% for the prior-year period.
•	Operating income was $319 million, an increase of 36% over the prior-year period.
•	We generated $434 million in cash flow from operations in the first quarter of 2010, and we finished the quarter with $2.1 billion in cash and cash equivalents.
     Except for fiscal 2009, the December quarter has historically been the industry’s strongest demand period, driven by consumer spending during the annual holiday season. However, we expect that global macroeconomic conditions will remain challenging for our customers. Therefore, in the December quarter we expect our revenue to slightly increase and our gross margin percentage to remain consistent with the September quarter. Operating expenses are expected to slightly increase from the September quarter as we continue to invest in new products and technology.

Results of Operations
Net Revenue

	THREE MONTHS
	ENDED
	Oct. 2,	Sept. 26,	Percentage
(in millions, except percentages and ASP)	2009	2008	Change
Net revenue	$2,208	$2,109	5%
Unit shipments*	44.1	39.4	12
ASP (per unit)*	$49	$53	(8)

Revenues by Geography (%)
Americas	22%	23%
Europe, Middle East and Africa	22	29
Asia	56	48

Revenues by Channel (%)
OEM	52%	56%
Distributors	31	26
Retailers	17	18

Revenues by Product (%)
Non-desktop sources	64%	61%
Desktop hard drives	36	39

*	Based on sales of hard drive units only. Non-hard drive units were not significant.
     For the quarter ended October 2, 2009, net revenue was $2.2 billion, an increase of 5% over the quarter ended September 26, 2008. Total hard drive shipments increased to 44.1 million units for the first quarter of 2010 as compared to 39.4 million units for the first quarter of 2009. The increase in revenue resulted from the strong demand for hard drives. For example, we shipped 19.2 million 2.5-inch drives in the first quarter of 2010 as compared to 14.6 million units in the first quarter of 2009. The increase in unit shipments was partially offset by a $4 decrease in our average hard drive selling prices (“ASP”) in the first quarter of 2010 compared to the prior-year quarter. This decrease was primarily a result of a more competitive pricing environment that stabilized in the first quarter of 2010.
     Changes in revenue by geography and by channel generally reflected normal fluctuations in market demand and competitive dynamics, as well as demand strength in Asia, which continues to be driven by the concentration of global manufacturing in that region. For the three months ended October 2, 2009, Dell Inc. and Hewlett-Packard Company each accounted for 10%, or more, of our revenue.
     We have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended October 2, 2009, these programs represented 7% of gross revenues compared to 12% in the comparative prior-year period. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.
Gross Margin

	THREE MONTHS
	ENDED
	Oct. 2,	Sept. 26,	Percentage
(in millions, except percentages)	2009	2008	Change
Net revenue	$2,208	$2,109	5%
Gross margin	514	424	21
Gross margin %	23.3%	20.1%

     For the three months ended October 2, 2009, gross margin as a percentage of revenue increased 320 basis points from the prior-year period. This increase was primarily due to stronger than anticipated demand leading to moderate price reductions, better factory and supply chain utilization and favorable product mix.
Operating Expenses

	THREE MONTHS
	ENDED
	Oct. 2,	Sept. 26,	Percentage
(in millions, except percentages)	2009	2008	Change
R&D expense	$142	$133	7%
SG&A expense	53	57	(7)

Total operating expenses	$195	$190

     Research and development (“R&D”) expense was $142 million for the three months ended October 2, 2009, an increase of $9 million over the prior-year period. This increase was primarily due to the continued investment in product development to support new programs.
     Selling, general and administrative (“SG&A”) expense was $53 million for the three months ended October 2, 2009, a decrease of $4 million over the prior-year period. This decrease was primarily due to an $8 million reduction in our general and administrative expenses as a result of our restructuring plan announced in December 2008, partially offset by an increase in variable incentive compensation.
Other Income (Expense)
     Interest income for the three months ended October 2, 2009 decreased $3 million as compared to the prior-year period primarily due to a decrease in the rates of return on our investments. Interest and other expense for the three months ended October 2, 2009 decreased $5 million as compared to the prior-year period primarily due to a decrease in the interest rate on a lower amount of debt.
Income Tax Provision
     Our income tax provision for the three months ended October 2, 2009 was $29 million as compared to $19 million for the three months ended September 26, 2008. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
Liquidity and Capital Resources
     We ended the first quarter of fiscal 2010 with total cash and cash equivalents of $2.1 billion. The following table summarizes our statements of cash flows for the three months ended October 2, 2009 and September 26, 2008 (in millions):

	THREE MONTHS ENDED
	Oct. 2,	Sept. 26,
	2009	2008
Net cash flow provided by (used in):
Operating activities	$434	$301
Investing activities	(176)	(161)
Financing activities	4	(31)

Net increase in cash and cash equivalents	$262	$109

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

Operating Activities
     Net cash provided by operating activities during the three months ended October 2, 2009 was $434 million as compared to $301 million during the three months ended September 26, 2008. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $12 million for the three months ended October 2, 2009 as compared to net cash used to fund working capital changes of $40 million for the prior-year period.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended October 2, 2009 and September 26, 2008 were as follows:

	THREE MONTHS ENDED
	Oct. 2,	Sept. 26,
	2009	2008
Days sales outstanding	47	47
Days in inventory	21	26
Days payables outstanding	(72)	(66)

Cash conversion cycle	(4)	7

     For the three months ended October 2, 2009, our days sales outstanding (“DSOs”) remained consistent with the prior-year period, days in inventory (“DIOs”) decreased by 5 days, and days payable outstanding (“DPOs”) increased by 6 days as compared to the prior-year period. The decrease in DIOs and the increase in DPOs were primarily the result of a stronger demand environment that continued through the end of the quarter. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
     Net cash used in investing activities for the three months ended October 2, 2009 was $176 million as compared to $161 million for the three months ended September 26, 2008. Investing activities for the three months ended October 2, 2009 consisted of capital expenditures of $176 million. Investing activities in the three months ended September 26, 2008 consisted primarily of capital expenditures of $162 million.
     For fiscal 2010, we expect capital expenditures to be approximately $650 million and depreciation and amortization to be approximately $540 million.
     Our cash equivalents are invested primarily in readily accessible, AAA rated institutional money market funds which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheet. The estimated market values of these investments are subject to fluctuation. The carrying value of our investments in auction-rate securities was $18 million as of October 2, 2009.
Financing Activities
     Net cash provided by financing activities for the three months ended October 2, 2009 was $4 million as compared to net cash used in financing of $31 million in the prior-year period. Net cash provided by financing activities for the three months ended October 2, 2009 primarily consisted of $15 million provided by the issuance of stock under employee plans and a $9 million increase in excess tax benefits from employee stock plans, offset by $19 million used to repay long-term debt. Net cash used in financing activities for the three months ended September 26, 2008 resulted primarily from $36 million used to repurchase our common stock offset by $8 million provided by excess tax benefits from employee stock plans.

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
Contractual Obligations and Commitments
     Credit Facility — In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 1.50% as of October 2, 2009 and requires sixteen quarterly principal payments, that began in June 2009, of approximately $19 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. As of October 2, 2009, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
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
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended July 3, 2009, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
     Foreign Exchange Contracts — We purchase short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, of this Quarterly Report on Form 10-Q under the heading “Disclosure About Foreign Currency Risk,” for a description of our current forward exchange contract commitments and Note 9 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
     Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a program through March 31, 2013. Since the inception of this stock repurchase program in 2005, through October 2, 2009, we have repurchased 18 million shares for a total cost of $284 million (including commissions). We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow.
     Unrecognized Tax Benefits — As of October 2, 2009, our total cash liability representing unrecognized tax benefits was $60 million. We estimate the timing of the future payments of these liabilities to be within the next five to seven years. See Part I, Item 1, Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our tax liability for unrecognized tax benefits.
Critical Accounting Policies and Estimates
     We have prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
Revenue and Accounts Receivable
     In accordance with standard industry practice, we provide resellers with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from our expectations, our operating results could be affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. We apply the provisions of Accounting Standards Codification (“ASC”) 605, “Customer Payments and Incentives,” and such sales incentive and marketing programs are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since the first quarter of fiscal 2009, total sales incentive and marketing programs have ranged from 7% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to increase our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue since the first quarter of fiscal 2009.

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
   Warranty
     We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help prepare our estimates and assist us in exercising judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
   Litigation and Other Contingencies
     We apply ASC 450, “Contingencies,” to determine when and how much to accrue and disclose related to legal and other contingencies. Accordingly, we disclose material contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable (Refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
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
     We recognize liabilities for uncertain tax positions based on the two-step process prescribed in ASC 740, “Income Taxes.” To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits.
   Stock-Based Compensation
     We account for all stock-based compensation in accordance with the fair value recognition provisions of ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Under these provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan (“ESPP”) shares are estimated using the Black-Scholes-Merton option pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. Under ASC 718, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.
   Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information”, which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for us was the first quarter of fiscal 2010. The partial adoption of ASC 820 for financial assets and financial liabilities in our first quarter of fiscal 2009 did not have a material impact on our consolidated financial statements. See Note 8. Our adoption of the provisions of ASC 820 for non-financial assets and non-financial liabilities in the first quarter of fiscal 2010 had no impact on our consolidated financial statements.
     In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us was the first quarter of fiscal 2010. ASC 805 will impact our consolidated financial statements for business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010. Our adoption of ASC 805 in the first quarter of fiscal 2010 had no impact on our consolidated financial statements.
     In April 2008, the FASB issued ASC 350-30-65-1, “General Intangibles Other than Goodwill - Transition and Open Effective Date Information” (“ASC 350-30-65-1”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles — Goodwill and Other.” ASC 350-30-65-1 is effective for fiscal years beginning on or after December 15, 2008, which for us was the first quarter of fiscal year 2010. Our adoption of ASC 350-30-65-1 in the first quarter of fiscal 2010 had no impact on our consolidated financial statements.
     In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (“ASC 825-10-65-1”), which amends ASC 825, “Financial Instruments”, and ASC 270, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. Our adoption of ASC 825-10-65-1 in the first quarter of fiscal 2010 did not have a material impact on our consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. We are currently evaluating the timing of our adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on our consolidated financial statements.
     In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-14 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. We are currently evaluating the timing of our adoption of ASU 2009-14 and the impact that ASU 2009-14 will have on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase short-term forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and the British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 3, 2009 and Note 9 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     As of October 2, 2009, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)
Foreign exchange contracts:
Thai Baht cash flow hedges	$655	34.07	$8
Thai Baht fair value hedges	$240	33.49	—
Malaysian Ringgit cash flow hedges	$193	3.53	$1
Euro fair value hedges	$19	0.69	—
British Pound Sterling fair value hedges	$4	0.63	—

*	Expressed in units of foreign currency per U.S. dollar.
     During the three-month periods ended October 2, 2009 and September 26, 2008, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
     Variable Interest Rate Risk
     Borrowings under the Credit Facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”); in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margin for revolving loan borrowings under the revolving credit facility ranges from 0.8% to 1.125% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the Credit Facility would increase interest expense by approximately $5 million annually.
   Credit Market Risk
     Our long-term investments consist of auction-rate securities totaling $18 million as of October 2, 2009. The negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities prior to maturity of the underlying assets. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macroeconomic credit market conditions. Rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and cash generated from operations, we do not anticipate these investments will affect our ability to execute our current business plan.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended October 2, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 6 of our unaudited Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

Item 1A.	RISK FACTORS
     We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended July 3, 2009. Except for the first nine risk factors below, there have been no material changes in our assessment of the risk factors that we have updated. All of our risk factors are included below.
If worldwide economic conditions worsen, we may have to take additional steps to align our cost structure with demand, which could result in additional impairment charges and have a negative impact on our operating results.
     As we announced in December 2008, we committed to a business restructuring plan intended to realign our cost structure with a softer demand environment. We completed the restructuring plan during the third and fourth fiscal quarters of 2009. Since then, demand for our products and the systems containing our products has improved, and we have increased capital expenditures, resources and capacity to meet this increase. If worldwide economic conditions worsen and demand were to soften, we may need to execute additional restructuring activities to realign our cost structure with softening demand. Additional restructuring activities could result in impairment charges and other expenses in addition to those we incurred in connection with our previously announced restructuring plan, either of which could adversely impact our results of operations or financial condition.
Our customers’ demand for storage capacity may not continue to grow at current industry estimates, which may lower the prices our customers are willing to pay for new products or put us at a disadvantage to competing technologies.
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
Selling to the retail market is an important part of our business, and if consumer spending decreases, or if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.
     Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. If consumer spending decreases as a result of the recent uncertainty and volatility in worldwide economic conditions, our operating results could suffer because of the increased importance of our branded products business.
     We sell our branded products directly to a select group of major retailers, such as computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the U.S., Canada and Europe. We are facing increased competition from other companies for shelf space at a small number of major retailers that have strong buying power and pricing leverage. If we are unable to maintain effective working relationships with major retailers and online resellers, or if we fail to successfully expand into multiple channels, our competitive position in the branded product market may suffer and our operating results may be adversely affected.
     Our success in the retail market also depends on our ability to maintain our brand image and corporate reputation. Adverse publicity, whether or not justified, or allegations of product quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet make it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®-brand products, our operating results may be adversely affected.
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
Shortages of commodity materials or commodity components, price volatility, or use by other industries of materials and components used in the hard drive industry, may increase our cost structure.
     Increases in the cost for certain commodity materials or commodity components may increase our costs of manufacturing and transporting hard drives and key components. Shortages of commodity components such as DRAM and NAND flash, or commodity materials such as stainless steel, aluminum, nickel, neodymium, ruthenium or platinum, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. Furthermore, if other high volume industries increase their demand for materials or components such as these, our costs may further increase, which could have an adverse effect on our operating margins. The volatility in the cost of oil also affects our transportation costs and may result in lower operating margins if we are unable to pass these increased costs through to our customers.
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
     Each of the following could also significantly harm our operating results:
•	an unwillingness of a supplier to supply such components or equipment to us;

•	consolidation of key suppliers, such as the acquisition of Brilliant Manufacturing Limited by Nidec Corporation, the acquisition of Agere Systems Inc. by LSI Corporation, the acquisition of Infineon Technologies’ hard drive semiconductor business by LSI Corporation, the acquisition of Alps Electric Co. Ltd.’s magnetic device division’s assets and related intellectual property by TDK Corp, and the acquisition of Magnecomp Precision Technology Public Company Limited by TDK Corp;

•	failure of a key supplier’s business process;

•	a key supplier’s or sub-supplier’s inability to access credit necessary to operate its business; or

•	failure of a key supplier to remain in business, to remain an independent merchant supplier, or to adjust to market conditions.
Our manufacturing operations are concentrated in a small number of large, purpose-built facilities, which subjects us to substantial risk of damage or loss if operations at any of these facilities are disrupted.
     As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, approximately 80-90% of our requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in two facilities in Penang, Malaysia. A majority of our high volume hard drive manufacturing operations are conducted in two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility. The manufacturing facilities of many of our suppliers are also in Asia near our facilities. A fire, flood, earthquake or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities would significantly affect our ability to manufacture hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. Similarly, a localized health risk affecting our employees at these facilities or the staff of our suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture, which would result in substantial harm to our operating results.
If we fail to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, it may adversely affect our future results.
     As part of our growth strategy, we may pursue acquisitions of, investment opportunities in or other significant transactions with companies that are complementary to our business. In order to pursue this strategy successfully, we must identify attractive acquisition or investment opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.
The costs of compliance with state, federal and international legal and regulatory requirements, such as environmental, labor, trade and tax regulations, and customers’ standards of corporate citizenship could cause an increase in our operating costs.
     We may be subject to various state, federal and international laws and regulations governing our environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to our international operations, are complex, extensive and subject to change. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. If we or our component suppliers fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and operating results.
     In connection with our compliance with such environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition or operating results to suffer.
The outcome of our ongoing domestic tax audits may negatively impact our operating results.
     As we have previously disclosed, we are under examination of certain of our fiscal years by the U.S. Internal Revenue Service (the “IRS”). Although we believe our tax positions for the years under review are reasonable, the outcomes and timing of these audits are subject to significant uncertainty and could result in us having to pay amounts to the IRS in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.
Negative or uncertain worldwide economic conditions could result in a decrease in our sales and revenue and an increase in our operating costs, which could continue to adversely affect our business and operating results.
     If the recent uncertainty and volatility in worldwide economic conditions were to continue or if the emerging economic recovery is not sustained, many of our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers in each of the OEM, distribution and retail channels rely on credit financing in order to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.
Negative or uncertain global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.
     We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances; however, as a result of the recent uncertainty and volatility in worldwide economic conditions, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails and is unable to pay us. Additionally, if global economic conditions worsen or if the emerging economic recovery is not sustained, the risk increases that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.
If our long-lived assets or goodwill become impaired, it may adversely affect our operating results.
     If worldwide economic conditions worsen or if the emerging economic recovery is not sustained, it could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected.

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
     During past economic downturns, as well as over the past few years, the consumer market for computers has shifted significantly towards lower priced systems, and we therefore expect this trend to continue in light of current worldwide macroeconomic conditions. If we are not able to continue to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results. The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as content increasingly converts to digital technology from the older analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives may be found in many products other than computers, such as various CE devices. Accurately forecasting for future requirements of these new markets remains challenging.
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
     The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the recent uncertainty and volatility in worldwide economic conditions. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, or if market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.
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
     During the quarter ended October 2, 2009, a large percentage of our revenue, 56%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying components, which may subject us to cancellation charges if we cancel orders as a result of technology transitions or changes in our component needs. In addition, we may from time to time enter into contractual commitments with component suppliers in an effort to increase and stabilize the supply of those components and enable us to purchase such components at favorable prices. Some of these commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components. Furthermore, as a result of the current worldwide economic conditions, our ability to forecast our requirements for these components has become increasingly difficult, therefore increasing the risk that our contractual commitments may not meet our actual supply requirements, which could cause us to have inadequate or excess component inventory and adversely affect our operating results and increase our operating costs.
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
     Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some technologies, such as current-perpendicular-to-plane (“CPP”), energy assisted magnetic recording, patterned magnetic media and other similar potentially breakthrough technology, that will represent revolutionary recording technologies if they can be implemented by a competitor on a commercially-viable basis ahead of the industry, which could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, magnetic media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and magnetic media, which may cause longer production times and reduce the overall availability of magnetic media in the industry. Additionally, the new technology requires a greater degree of integration between heads and magnetic media which may lengthen our time of development of hard drives using this technology.
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
     Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Alternative storage technologies like solid-state storage and flash memory technology have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives and mobile phones that require a relatively low amount of storage capacity that cannot be economically serviced using hard drive technology. Typically, storage needs for higher capacity and performance, with lower cost-per-gigabyte, have been better served by hard drives. However, advances in semiconductor technology have resulted in solid-state storage emerging as a technology that is competitive with hard drives for niche high performance needs in advanced digital computing markets such as enterprise servers and storage, in spite of the associated challenges in the attributes of cost, capacity and reliability. Additionally, solid-state storage is produced by large semiconductor companies who can sell their products at lower prices and operate their solid-state storage business unit at a loss while still remaining profitable overall in an attempt to gain market share. There can be no assurance that we will be successful in anticipating and developing new products for the desktop, mobile, enterprise, CE and external storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage for the desktop, mobile, enterprise, CE and external storage markets, we will be at a competitive disadvantage to companies using semiconductor technology to serve these markets and our business will suffer.
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
     To achieve consistent success with our customers, we must balance several key attributes such as time-to-market, time-to-volume, quality, cost, service, price and a broad product portfolio. Our operating results will be adversely affected if we fail to:
•	maintain overall quality of products in new and established programs;

•	produce sufficient quantities of products at the capacities our customers demand while managing the integration of new and established technologies;

•	develop and qualify new products that have changes in overall specifications or features that our customers may require for their business needs;

•	obtain commitments from our customers to qualify new products, redesigns of current products, or new components in our existing products;

•	obtain customer qualification of these products on a timely basis by meeting all of our customers’ needs for performance, quality and features;

•	maintain an adequate supply of components required to manufacture our products; or

•	maintain the manufacturing capability to quickly change our product mix between different capacities, form factors and spin speeds in response to changes in customers’ product demands.
Manufacturing and marketing our products abroad subjects us to numerous risks.
     We are subject to risks associated with our foreign manufacturing operations and foreign marketing efforts, including:
•	obtaining requisite U.S. and foreign governmental permits and approvals;

•	currency exchange rate fluctuations or restrictions;

•	political instability and civil unrest;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor problems;

•	trade restrictions or higher tariffs;

•	copyright levies or similar fees or taxes imposed in European and other countries;

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.
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
     Additionally, we negotiate and procure some of our component requirements in U.S. dollars from Japanese and other non-U.S. based vendors. If the U.S. dollar continues to weaken against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. If this occurs, it would have a negative impact on our operating results.
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
     Our long-term investments consist of auction-rate securities totaling $18 million as of October 2, 2009. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par (or current carrying value), we may incur a loss beyond losses already recognized by us on these securities. For example, during the year ended July 3, 2009, the market values of some of the auction-rate securities we owned were impacted by the macroeconomic credit market conditions, and as a result, we recognized $10 million of other-than-temporary losses to mark the investments to estimated market value. Further, rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an additional impairment charge.
Current economic conditions have caused us difficulty in adequately protecting our increased cash, cash equivalents and short-term investments from financial institution failures.
     The uncertain global economic conditions and volatile investment markets have caused us to hold more cash, cash equivalents and short-term investments than we would hold under normal circumstances. Since there has been an overall increase in demand for low-risk, U.S. government backed securities with a limited supply in the financial marketplace, we face increased difficulty in adequately protecting our increased cash and short-term investments from possible sudden and unforeseeable failures by banks and other financial institutions. A failure of any of these financial institutions in which deposits exceed FDIC limits could have an adverse impact on our financial position.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about repurchases by us of our common stock during the quarter ended October 2, 2009:

			Total Number of	Maximum Value of
			Shares Purchased	Shares that May Yet
	Total Number		As Part of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the
	Purchased	Paid per Share	Program (1)	Program(1)
Jul. 4, 2009 — Jul. 31, 2009	—	—	—	$467,004,422
Aug. 1, 2009 — Aug. 28, 2009	—	—	—	$467,004,422
Aug. 29, 2009 — Oct. 2, 2009	2,145 (2)	$36.53	—	$467,004,422

Total	2,145	$36.53	—	$467,004,422

(1)	Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a program through March 31, 2013.

(2)	Represents shares delivered by our employees to us to satisfy tax-withholding obligations upon the vesting of restricted stock.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended August 12, 2009, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended August 12, 2009†*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant

/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: October 29, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended August 12, 2009, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors†*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended August 12, 2009†*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.