Form 10-Q
period 2010-01-01
WESTERN DIGITAL CORP
filed 2010-01-29
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on January 22, 2010, 228,641,577 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets — January 1, 2010 and July 3, 2009	3
Condensed Consolidated Statements of Income — Three and Six Months Ended January 1, 2010 and December 26, 2008	4
Condensed Consolidated Statements of Cash Flows —Six Months Ended January 1, 2010 and December 26, 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 6. Exhibits	45
Signatures	46
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a
53-week fiscal year to align our fiscal year with the foregoing policy. The additional week is typically included in our fourth fiscal quarter results. Fiscal year 2009 and our fourth fiscal quarter of 2009 were comprised of 53 weeks and 14 weeks, respectively, and ended on July 3, 2009. Our fiscal second quarters ended January 1, 2010 and December 26, 2008 both consisted of 13 weeks. Fiscal year 2010 will be comprised of 52 weeks and will end on July 2, 2010. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our” and “WD” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital, WD, the WD logo, WD Caviar Black, WD VelociRaptor, WD Scorpio Blue, WD GreenPower Technology are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Jan. 1,	Jul. 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,435	$1,794
Accounts receivable, net	1,365	926
Inventories	453	376
Other current assets	163	134

Total current assets	4,416	3,230
Property and equipment, net	1,696	1,584
Goodwill	139	139
Other intangible assets, net	83	89
Other non-current assets	251	249

Total assets	$6,585	$5,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,507	$1,101
Accrued expenses	288	247
Accrued warranty	118	95
Current portion of long-term debt	94	82

Total current liabilities	2,007	1,525
Long-term debt	350	400
Other liabilities	237	174

Total liabilities	2,594	2,099
Commitments and contingencies (Notes 4 and 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 228 and 225 shares, respectively	2	2
Additional paid-in capital	976	896
Accumulated other comprehensive income	4	2
Retained earnings	3,009	2,292

Total shareholders’ equity	3,991	3,192

Total liabilities and shareholders’ equity	$6,585	$5,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Jan. 1,	Dec. 26,	Jan. 1,	Dec. 26,
	2010	2008	2010	2008
Revenue, net	$2,619	$1,823	$4,827	$3,933
Cost of revenue	1,932	1,533	3,626	3,219

Gross margin	687	290	1,201	714

Operating expenses:
Research and development	154	119	296	252
Selling, general and administrative	60	42	113	99
Restructuring	—	113	—	113

Total operating expenses	214	274	409	464

Operating income	473	16	792	250
Other income (expense):
Interest income	1	2	2	6
Interest and other expense	(3)	(11)	(6)	(19)

Total other expense, net	(2)	(9)	(4)	(13)

Income before income taxes	471	7	788	237
Income tax provision (benefit)	42	(7)	71	12

Net income	$429	$14	$717	$225

Income per common share:
Basic	$1.89	$0.06	$3.17	$1.01

Diluted	$1.85	$0.06	$3.10	$1.00

Weighted average shares outstanding:
Basic	227	222	226	222

Diluted	232	224	231	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	SIX MONTHS
	ENDED
	Jan. 1,	Dec. 26,
	2010	2008
Cash flows from operating activities
Net income	$717	$225
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	247	239
Stock-based compensation	27	21
Deferred income taxes	(5)	(7)
Loss on investments	—	9
Non-cash portion of restructuring	—	80
Changes in:
Accounts receivable, net	(439)	84
Inventories	(77)	10
Accounts payable	428	(63)
Accrued expenses	57	11
Other assets and liabilities	36	(8)

Net cash provided by operating activities	991	601

Cash flows from investing activities
Purchases of property and equipment	(375)	(302)
Sales and maturities of investments	3	1

Net cash used in investing activities	(372)	(301)

Cash flows from financing activities
Issuance of stock under employee stock plans	47	12
Taxes paid on vested stock awards under employee stock plans	(7)	(3)
Increase in excess tax benefits from employee stock plans	20	4
Repurchases of common stock	—	(36)
Repayment of debt	(38)	(5)

Net cash provided by (used in) financing activities	22	(28)

Net increase in cash and cash equivalents	641	272
Cash and cash equivalents, beginning of period	1,794	1,104

Cash and cash equivalents, end of period	$2,435	$1,376

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$7
Cash paid for interest	$2	$4
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
     Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies which are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories

	Jan. 1,	Jul. 3,
	2010	2009
	(in millions)
Raw materials and component parts	$102	$97
Work-in-process	212	154
Finished goods	139	125

Total inventories	$453	$376

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help with estimates and assists the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. Changes in the warranty accrual for the three and six months ended January 1, 2010 and December 26, 2008 were as follows (in millions):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	Jan. 1,	Dec. 26,	Jan. 1,	Dec. 26,
	2010	2008	2010	2008
Warranty accrual, beginning of period	$132	$119	$123	$114
Charges to operations	50	30	89	61
Utilization	(32)	(26)	(62)	(48)
Changes in estimate related to pre-existing warranties	5	(2)	5	(6)

Warranty accrual, end of period	$155	$121	$155	$121

     Accrued warranty also includes amounts classified in non-current other liabilities of $37 million at January 1, 2010 and $28 million at July 3, 2009.
Subsequent Events
     The Company evaluated subsequent events through January 29, 2010, the date these financial statements were issued, and there were no material subsequent events that required recognition or disclosure in these financial statements.
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
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	Jan. 1,	Dec. 26,	Jan. 1,	Dec. 26,
	2010	2008	2010	2008
Net income	$429	$14	$717	$225

Weighted average shares outstanding:
Basic	227	222	226	222
Employee stock options and other	5	2	5	3

Diluted	232	224	231	225

Income per common share:
Basic	$1.89	$0.06	$3.17	$1.01

Diluted	$1.85	$0.06	$3.10	$1.00

Anti-dilutive potential common shares excluded*	1	5	1	4

*	For purposes of computing diluted income per common share, common share equivalents with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation.
4. Debt
     In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 1.50% as of January 1, 2010 and requires sixteen quarterly principal payments, which began in June 2009, of approximately $19 million, $25 million, $31 million and $50 million per quarter for each four-quarter increment. As of January 1, 2010, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
5. Stock-Based Compensation
     During the three and six months ended January 1, 2010, the Company charged to expense $9 million and $17 million, respectively, for stock-based compensation related to options issued under stock option plans and the ESPP, compared to $5 million and $10 million in the comparative prior-year periods. At January 1, 2010, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $67 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.39 years.
     The Company granted approximately 0.6 million restricted stock units during the six months ended January 1, 2010, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of the shares underlying the restricted stock unit awards was $20 million at the date of grant. As of January 1, 2010, the aggregate unamortized fair value of all restricted stock unit awards was $41 million and will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.7 years. For the three and six months ended January 1, 2010, the Company recognized approximately $4 million and $10 million, respectively, in expense related to restricted stock unit awards that vested during the period, compared to $6 million and $11 million in the comparative prior-year periods.
Stock Option Activity
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share and remaining contractual life amounts):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 3, 2009	11.3	$17.00
Granted	1.2	35.68
Exercised	(1.0)	15.29
Canceled or expired	—	—

Options outstanding at October 2, 2009	11.5	$19.17
Granted	0.2	38.40
Exercised	(1.3)	13.80
Canceled or expired	(0.1)	22.76

Options outstanding at January 1, 2010	10.3	$20.08	5.32	$247

Exercisable at January 1, 2010	4.1	$14.05	4.29	$125

     The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on the date the intrinsic value is determined. As of January 1, 2010, the Company had options outstanding to purchase an aggregate of 10.3 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $247 million. During the three and six months ended January 1, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $33 million and $50 million, respectively, determined as of the date of exercise, compared to $0.3 million and $1.6 million in the comparative prior-year periods.
Fair Value Disclosures – Stock Options and ESPP
     The fair value of stock options granted during the three and six months ended January 1, 2010 was estimated using a binomial option pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three and six months ended January 1, 2010 and December 26, 2008 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Jan. 1,	Dec. 26,	Jan. 1,	Dec. 26,
	2010	2008	2010	2008
Suboptimal exercise factor	1.77	1.73	1.73	1.73
Range of risk-free interest rates	0.47% to 3.39%	0.38% to 1.80%	0.37% to 3.39%	0.38% to 3.44%
Range of expected stock price volatility	0.51 to 0.63	0.49 to 0.71	0.51 to 0.72	0.43 to 0.71
Weighted average expected volatility	0.54	0.56	0.57	0.49
Post-vesting termination rate	3.81%	4.15%	3.60%	4.39%
Dividend yield	—	—	—	—
Fair value	$17.26	$7.01	$17.10	$9.62
     The weighted average expected term of the Company’s stock options for the three and six months ended January 1, 2010 was 4.73 years and 4.60 years, respectively, compared to 4.79 years and 5.49 years in the comparative prior-year periods.
     The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended January 1, 2010 and December 26, 2008.
6. Legal Proceedings
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
Intellectual Property Litigation
     On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against the Company and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. Plaintiff is seeking unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ’473 patent. The ’473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. The Company intends to defend itself vigorously in this matter.
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
     On December 7, 2009, plaintiff Nazomi Communications filed a complaint in the Eastern District of Texas against the Company and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees, and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. The Company intends to defend itself vigorously in this matter.
     On January 5, 2010, plaintiff Enova Technology Corporation filed a complaint in the District of Delaware against the Company and Initio Corporation alleging infringement of U.S. Patent Nos. 7,136,995 and 7,386,734. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees, and costs. The asserted patents allegedly relate to real time full disk encryption application specific integrated circuits, or ASICs. The Company intends to defend itself vigorously in this matter.
Employment Litigation
     On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleges that certain of the Company’s engineers have been misclassified as exempt employees under California state law and are, therefore, due unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. By court order dated April 24, 2009, the case was transferred to the Orange County (California) Superior Court, where it is now pending. On or about June 16, 2009, the Company was dismissed from the case without prejudice by stipulation, leaving WDTI as the sole remaining defendant. On or about June 4, 2009, WDTI filed its Answer to the complaint, denying the substantive allegations thereof and raising several affirmative defenses. The case is in the preliminary stages, with no formal discovery having occurred. A court hearing on whether the case should be certified as a class action will likely not occur until mid 2010 at the earliest. If the Company is unsuccessful in its defense of this matter, potential liability could include unpaid wages, interest, penalties, attorneys’ fees and costs. The Company intends to defend itself vigorously in this matter.
Other Matters
     In the normal course of business, the Company is subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these other matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.
7. Income Taxes
     The Company’s income tax provision for the three months ended January 1, 2010 was $42 million compared to a benefit of $7 million in the prior-year period. The Company’s income tax provision for the six months ended January 1, 2010 was $71 million as compared to $12 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
     In the three months ended January 1, 2010, the Company recognized an increase of $26 million in liability for unrecognized tax benefits. As of January 1, 2010, the Company had approximately $178 million of unrecognized tax benefits. Interest and penalties recognized on such amounts were not material.
     The United States Internal Revenue Service (the “IRS”) is currently examining fiscal years ended 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated, which was acquired by the Company on September 5, 2007. In the three months ended January 1, 2010, the local tax authorities completed, with no material adjustment, their examination of the Company’s French subsidiary for fiscal years 2003 through 2005.

     Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of January 1, 2010, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s uncertain tax positions.
8. Fair Value Measurements
     Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:
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
     The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 1, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting
	Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Money market funds	$1,076	$—	$—	$1,076
U.S. Treasury securities	—	172	—	172
U.S. Government agency securities	—	221	1	222
Auction-rate securities	—	—	15	15
Foreign exchange contracts	—	7	—	7

Total assets at fair value	$1,076	$400	$16	$1,492

     Money Market Funds. The Company’s money market funds are AAA rated institutional money market funds that are invested in U.S. Treasury securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheet. Money market funds are valued based on quoted market prices.
     U.S. Treasury Securities. The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less and are recorded within cash and cash equivalents in the condensed consolidated balance sheet. U.S. Treasury securities are valued based on broker quotations using observable inputs.
     U.S. Government Agency Securities. The Company’s U.S. Government agency securities are fixed income securities sponsored by the U.S. Government of which $221 million have original maturities of three months or less and are recorded within cash and cash equivalents and $1 million are classified as available-for-sale securities and are recorded within other current assets in the condensed consolidated balance sheet. U.S. Government agency securities classified within Level 2 are valued based on broker quotations using observable inputs. U.S. Government agency securities classified as Level 3 are valued using a third party pricing service.

     Auction-Rate Securities. The Company’s auction-rate securities are primarily backed by insurance products and are expected to be held until secondary markets become available. As a result, they are classified as long-term investments. These investments are currently accounted for as available-for-sale securities and recorded within other non-current assets in the condensed consolidated balance sheet. Auction-rate securities are valued using a third party pricing service.
     Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Foreign exchange contracts are classified within other current assets in the condensed consolidated balance sheet. Foreign exchange contracts are valued based on the present value of future cash flows using market-based observable inputs, including forward rates and credit default swap rates.
     The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended January 1, 2010 (in millions):

	U.S.
	Government
	agency	Auction-rate
	securities	securities	Total
October 2, 2009	$1	$18	$19
Sales	—	(3)	(3)

January 1, 2010	$1	$15	$16

     In the three months ended October 2, 2009, there were no changes in Level 3 instruments measured on a recurring basis. The Company had no liabilities that were re-measured and reported at fair value on a recurring basis at January 1, 2010.
     The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.
9. Foreign Exchange Contracts
     Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All forward exchange contracts are for risk management purposes only. The Company does not purchase forward exchange contracts for trading purposes. Currently, the Company focuses on hedging its foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro, and British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges.
     If a derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. As of January 1, 2010, the net amount of existing gains expected to be reclassified into earnings within the next twelve months was $4 million. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.
     A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements.
     As of January 1, 2010, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.5 billion and $2.9 billion, and closed $1.2 billion and $1.9 billion, in foreign exchange contracts in the three and six months ended January 1, 2010, respectively. The fair value, balance sheet location and the impact on the condensed consolidated financial statements during the three and six months ended January 1, 2010 were as follows (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designated as	Jan. 1, 2010		Jan. 1, 2010
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$7	Accrued expenses	—

	Amount of Gain			Amount of Gain
	Recognized in			Reclassified from
	Accumulated OCI			Accumulated OCI into
	on Derivatives			Income
	Three	Six	Location of Gain	Three	Six
	Months	Months	Reclassified from	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated	Ended	Ended
Flow Hedging Relationships	Jan. 1, 2010		OCI into Income	Jan. 1, 2010
Foreign exchange contracts	$8	$22	Cost of revenue	$13	$20
     The total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements during this period.
10. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for the Company was the first quarter of fiscal 2010. The Company’s adoption of the provisions of ASC 820 for non-financial assets and non-financial liabilities in the first quarter of fiscal 2010 had no impact on its consolidated financial statements.
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
     In April 2008, the FASB issued ASC 350-30-65-1, “General Intangibles Other than Goodwill — Transition and Open Effective Date Information” (“ASC 350-30-65-1”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles — Goodwill and Other.” ASC 350-30-65-1 is effective for fiscal years beginning on or after December 15, 2008, which for the Company was the first quarter of fiscal year 2010. The Company’s adoption of ASC 350-30-65-1 in the first quarter of fiscal 2010 had no impact on its consolidated financial statements.
     In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (“ASC 825-10-65-1”), which amends ASC 825, “Financial Instruments,” and ASC 270, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim and annual reporting periods. The Company’s adoption of ASC 825-10-65-1 in the first quarter of fiscal 2010 did not have a material impact on its consolidated financial statements.

     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements”, and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for periods beginning after December 15, 2009 with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of ASU 2009-13 and ASU 2009-14 and the impact that these new accounting standards will have on its consolidated financial statements.
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
     Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	traditional seasonal demand and pricing trends;

•	our beliefs regarding the adequacy of our facilities and fabrication capacity;

•	our share repurchase plans;

•	our stock price volatility;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	the timing of future payments, if any, relating to unrecognized tax benefits;

•	expectations regarding industry conditions and our financial results for the third quarter of fiscal 2010;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2010; and

•	beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure needs.
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
     Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 80 gigabytes (“GB”) to 2 terabytes (“TB”), nominal rotation speeds up to 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”), Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (Small Computer System Interface) (“SAS”). We also embed our hard drives into WD®-branded external storage appliances using interfaces such as Universal Serial Bus (“USB”) 2.0, USB 3.0, external SATA, FireWire™ and Ethernet network connections with capacities of 160 GB up to 8 TB. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our WD GreenPower Technology™.
     We also design, develop, manufacture and sell solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic disks and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the embedded systems market which includes network-communications, industrial, embedded-computing, medical, military, aerospace, media-appliance and data-streaming applications. A media player is a device that connects to a user’s television, the Internet or home theater system and plays digital movies, music and photos from any of our WD®-branded external hard drives, other USB mass storage devices or content services accessed over the Internet. We sell our media players worldwide to resellers and retailers under the WD® brand.

     Technology and Product Development
     Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently better than removable disks, optical hard drives and tapes, and they are more cost effective than semiconductor technology.
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
     Industry-standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE (also known as Parallel Advanced Technology Attachment, or “PATA”) and SATA. The primary interfaces for enterprise systems are SATA and the following, which we refer to as traditional enterprise: Small Computer System Interface, or “SCSI”; Serial Attached SCSI, or “SAS”; and Fibre Channel-Arbitrated Loop, or “FC-AL.” As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the PC industry transition to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio®, WD® RE, WD VelociRaptorTM and WD® AV hard drive families; the EIDE (PATA) interface on WD Caviar®, WD Scorpio® and WD®AV hard drive families; and the SAS interface on the WD S25 hard drive family.
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
     In November 2009, we entered the traditional enterprise market by shipping our WD S25, 2.5-inch, SAS interface hard drives. The WD S25 drive provides up to 300 GB of storage suitable for both mission-critical enterprise server and enterprise storage applications, as well as data centers and large data arrays.
Second Quarter Overview
     For the third consecutive quarter, demand for hard drives was at the high end of expectations as the positive industry conditions that first materialized in the June quarter continued throughout the second half of the calendar year. In the December quarter, demand strength continued to be primarily consumer driven though we also saw some signs of recovery in the commercial sector. We believe that overall hard drive industry shipments in the December quarter totaled 160 million units, up 29% on the year-ago quarter and up 5% sequentially from the September quarter.
     The following table sets forth, for the periods indicated selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	Jan. 1,		Dec. 26,		Jan. 1,		Dec. 26,
	2010		2008		2010		2008
Net revenue	$2,619	100.0%	$1,823	100.0%	$4,827	100.0%	$3,933	100.0%
Gross margin	687	26.2	290	15.9	1,201	24.9	714	18.2
Total operating expenses	214	8.2	274	15.0	409	8.5	464	11.8
Operating income	473	18.1	16	0.9	792	16.4	250	6.4
Net income	429	16.4	14	0.8	717	14.9	225	5.7

     The following is a summary of our financial performance for the second quarter of 2010:
•	Consolidated net revenue totaled $2.6 billion.

•	66% of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD-branded product sales, as compared to 65% in the prior-year period.

•	Hard drive unit shipments increased by 39% over the prior-year period to 49.5 million units.

•	Gross margin increased to 26.2%, compared to 15.9% for the prior-year period.

•	Operating income was $473 million, an increase of $457 million over the prior-year period. The prior-year period included a restructuring charge of $113 million.

•	We generated $557 million in cash flow from operations in the second quarter of 2010, and we finished the quarter with $2.4 billion in cash and cash equivalents.
     Historically, March quarter industry unit demand has been down sequentially in a range from 5% to 7% from the December quarter. However, we believe that true demand in the December quarter was not entirely satisfied, and this coupled with an expectation of continuing strong demand for digital storage leads us to expect a sequential decline of 1% to 5% in the March quarter. Therefore, we expect our revenue in the March quarter to slightly decrease from the December quarter. Operating expenses for the March quarter are expected to slightly increase from the December quarter as we continue to invest in new products and technology.
Results of Operations
Net Revenue

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Jan. 1,	Dec. 26,	Percentage	Jan. 1,	Dec. 26,	Percentage
(in millions, except percentages and ASP)	2010	2008	Change	2010	2008	Change
Net revenue	$2,619	$1,823	44%	$4,827	$3,933	23%
Unit shipments*	49.5	35.5	39	93.6	74.9	25
ASP (per unit)*	$52	$51	2	$51	$52	(2)

Revenues by Geography (%)
Americas	25%	23%		23%	23%
Europe, Middle East and Africa	25	29		24	29
Asia	50	48		53	48

Revenues by Channel (%)
OEM	48%	57%		50%	57%
Distributors	30	21		30	23
Retailers	22	22		20	20

Revenues by Product (%)
Non-desktop sources	66%	65%		65%	63%
Desktop hard drives	34	35		35	37

*	Based on sales of hard drive units only. Non-hard drive units were not material.
     For the quarter ended January 1, 2010, net revenue was $2.6 billion, an increase of 44% over the quarter ended December 26, 2008. Total hard drive shipments increased to 49.5 million units for the second quarter of 2010 as compared to 35.5 million units for the second quarter of 2009. For the six months ended January 1, 2010, net revenue was $4.8 billion, an increase of 23% over the six months ended December 26, 2008. Total hard drive shipments increased to 93.6 million for the six months ended January 1, 2010, as compared to 74.9 million for the six months ended December 26, 2008. The increase in revenue resulted from the strong demand for hard drives. For example, we shipped 21.2 million and 40.3 million mobile drives in the three and six months ended January 1, 2010, respectively. This compares to 13.8 million and 28.4 million units in the three and six months ended December 26, 2008, respectively. The average selling price (“ASP”) for hard drives in the second quarter of 2010 was $52, an increase of $1 from the prior-year quarter.
     Changes in revenue by geography and by channel generally reflected normal fluctuations in market demand and competitive dynamics, as well as demand strength in Asia, which continues to be driven by the concentration of global manufacturing in that region. For the three months ended January 1, 2010, Hewlett-Packard Company accounted for 10%, or more, of our revenue. For the six months ended January 1, 2010, Dell Inc. and Hewlett-Packard Company each accounted for 10%, or more, of our revenue.
     We have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended January 1, 2010, these programs represented 7% of gross revenues compared to 12% in the comparative prior-year periods. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.
Gross Margin

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Jan. 1,	Dec. 26,	Percentage	Jan. 1,	Dec. 26,	Percentage
(in millions, except percentages)	2010	2008	Change	2010	2008	Change
Net revenue	$2,619	$1,823	44%	$4,827	$3,933	23%
Gross margin	687	290	137	1,201	714	68
Gross margin %	26.2%	15.9%		24.9%	18.2%
     For the three months ended January 1, 2010, gross margin as a percentage of revenue increased to 26.2% as compared to 15.9% for the prior-year period. For the six months ended January 1, 2010, gross margin as a percentage of revenue increased to 24.9% as compared to 18.2% for the prior-year period. These increases were primarily due to lower costs, a favorable product mix and moderate price declines.
Operating Expenses

	THREE MONTHS			SIX MONTHS
	ENDED			ENDED
	Jan. 1,	Dec. 26,	Percentage	Jan. 1,	Dec. 26,	Percentage
(in millions, except percentages)	2010	2008	Change	2010	2008	Change
R&D expense	$154	$119	29%	$296	$252	17%
SG&A expense	60	42	43	113	99	14
Restructuring	—	113	—	—	113	—

Total operating expenses	$214	$274		$409	$464

     Research and development (“R&D”) expense was $154 million for the three months ended January 1, 2010, an increase of $35 million over the prior-year period. This increase was primarily due to an increase in variable incentive compensation. For the six months ended January 1, 2010, R&D expense was $296 million, an increase of $44 million over the prior-year period. This increase was primarily due to an increase in variable incentive compensation and the investment in product development to support new programs.
     Selling, general and administrative (“SG&A”) expense was $60 million for the three months ended January 1, 2010, an increase of $18 million over the prior-year period. This increase was primarily due to an increase in variable incentive compensation and the expansion of sales and marketing to support new products and growing markets. For the six months ended January 1, 2010, SG&A expense was $113 million, an increase of $14 million over the prior-year period. This increase was primarily due to an increase in variable incentive compensation.

     During the three months ended December 26, 2008, we recorded a $113 million restructuring charge related to our restructuring plan to realign our cost structure as a result of a softer demand environment. The restructuring plan was completed in fiscal 2009.
Other Income (Expense)
     Interest income for the three and six months ended January 1, 2010 decreased $1 million and $4 million, respectively, as compared to the prior-year periods primarily due to a decrease in the rates of return on our investments. Interest and other expense for the three and six months ended January 1, 2010 decreased $8 million and $13 million, respectively, as compared to the prior-year periods. These decreases were primarily due to other-than-temporary impairment charges on our auction-rate securities of $6 million and $9 million in the three and six months ended December 26, 2008, respectively, and a decrease in the interest rate on a lower amount of debt.
Income Tax Provision
     Our income tax provision for the three months ended January 1, 2010 was $42 million as compared to a $7 million benefit in the prior-year period. Our income tax provision for the six months ended January 1, 2010 was $71 million compared to $12 million in the prior-year period. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
Liquidity and Capital Resources
     We ended the second quarter of fiscal 2010 with total cash and cash equivalents of $2.4 billion. The following table summarizes our statements of cash flows for the six months ended January 1, 2010 and December 26, 2008 (in millions):

	SIX MONTHS ENDED
	Jan. 1,	Dec. 26,
	2010	2008
Net cash flow provided by (used in):
Operating activities	$991	$601
Investing activities	(372)	(301)
Financing activities	22	(28)

Net increase in cash and cash equivalents	$641	$272

     Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our current cash, cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs through the foreseeable future. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Operating Activities
     Net cash provided by operating activities during the six months ended January 1, 2010 was $991 million as compared to $601 million during the six months ended December 26, 2008. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $5 million for the six months ended January 1, 2010 as compared to $34 million for the prior-year period.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended January 1, 2010 and December 26, 2008 were as follows:

	THREE MONTHS ENDED
	Jan. 1,	Dec. 26,
	2010	2008
Days sales outstanding	47	46
Days in inventory	21	27
Days payables outstanding	(71)	(64)

Cash conversion cycle	(3)	9

     For the three months ended January 1, 2010, our days sales outstanding (“DSOs”) increased by 1 day, days in inventory (“DIOs”) decreased by 6 days, and days payable outstanding (“DPOs”) increased by 7 days as compared to the prior-year period. The decrease in DIOs and the increase in DPOs was primarily the result of the strong demand environment that continued through the end of the quarter. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
     Net cash used in investing activities for the six months ended January 1, 2010 was $372 million as compared to $301 million for the six months ended December 26, 2008. Investing activities for the six months ended January 1, 2010 consisted of capital expenditures of $375 million, offset by $3 million from the sale of investments. Investing activities for the six months ended December 26, 2008 consisted primarily of capital expenditures of $302 million.
     We believe that demand for digital storage will continue to be strong throughout fiscal 2010. Consequently, we are increasing our capital expenditure forecast for fiscal 2010 to between $650 million and $750 million, compared with our previous projection of $650 million. Depreciation and amortization for fiscal 2010 is now expected to be about $550 million, as compared to our previous estimate of $540 million.
     Our cash equivalents are invested primarily in readily accessible, AAA rated institutional money market funds which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheet. The estimated market values of these investments are subject to fluctuation. During the three months ended January 1, 2010, we sold $3 million of auction-rate securities, reducing the carrying value of these investments to $15 million.
Financing Activities
     Net cash provided by financing activities for the six months ended January 1, 2010 was $22 million as compared to net cash used in financing activities of $28 million in the prior-year period. Net cash provided by financing activities for the six months ended January 1, 2010 consisted of $47 million provided by the issuance of stock under employee stock plans and a $20 million increase in excess tax benefits from employee stock plans, offset by $38 million used to repay long-term debt and $7 million in tax withholding obligations paid in connection with the vesting of stock awards under employee stock plans. Net cash used in financing activities for the six months ended December 26, 2008 resulted from $36 million used to repurchase our common stock and $5 million in debt repayments offset by $13 million related to employee stock plans.
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

Contractual Obligations and Commitments
     Credit Facility — In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. The $500 million term loan had a variable interest rate of 1.50% as of January 1, 2010 and requires sixteen quarterly principal payments, that began in June 2009, of approximately $19 million, $25 million, $31 million and $50 million per quarter for each four quarter increment. As of January 1, 2010, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
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
     Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a program through March 31, 2013. Since the inception of this stock repurchase program in 2005, through January 1, 2010, we have repurchased 18 million shares for a total cost of $284 million (including commissions). We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We did not make any repurchases of our common stock during the six months ended January 1, 2010.
     Unrecognized Tax Benefits — As of January 1, 2010, our total cash liability representing unrecognized tax benefits was $84 million. We estimate the timing of the future payments of these liabilities to be within the next five to seven years. See Part I, Item 1, Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our tax liability for unrecognized tax benefits.
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
Revenue and Accounts Receivable
     In accordance with standard industry practice, we provide resellers with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from our expectations, our operating results could be affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. Sales incentive and marketing programs are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since the first quarter of fiscal 2009, total sales incentive and marketing programs have ranged from 7% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to increase our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.2% of quarterly gross revenue since the first quarter of fiscal 2009.
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

     We recognize liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits.
Stock-Based Compensation
     We account for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan (“ESPP”) purchase rights are estimated using the Black-Scholes-Merton option-pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. We are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for us was the first quarter of fiscal 2010. Our adoption of the provisions of ASC 820 for non-financial assets and non-financial liabilities in the first quarter of fiscal 2010 had no impact on our consolidated financial statements.
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
     In April 2008, the FASB issued ASC 350-30-65-1, “General Intangibles Other than Goodwill — Transition and Open Effective Date Information” (“ASC 350-30-65-1”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles — Goodwill and Other.” ASC 350-30-65-1 is effective for fiscal years beginning on or after December 15, 2008, which for us was the first quarter of fiscal year 2010. Our adoption of ASC 350-30-65-1 in the first quarter of fiscal 2010 had no impact on our consolidated financial statements.
     In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information” (“ASC 825-10-65-1”), which amends ASC 825, “Financial Instruments,” and ASC 270, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim and annual reporting periods. Our adoption of ASC 825-10-65-1 in the first quarter of fiscal 2010 did not have a material impact on our consolidated financial statements.

     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements”, and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for periods beginning after December 15, 2009 with earlier adoption permitted. We are currently evaluating the timing of our adoption of ASU 2009-13 and ASU 2009-14 and the impact that these new accounting standards will have on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
     Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 3, 2009 and Note 9 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     As of January 1, 2010, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain
Foreign exchange contracts:
Thai Baht cash flow hedges	$873	33.57	$3
Thai Baht fair value hedges	$234	33.32	—
Malaysian Ringgit cash flow hedges	$209	3.47	$1
Euro fair value hedges	$19	0.70	—
British Pound Sterling fair value hedges	$7	0.62	—

*	Expressed in units of foreign currency per U.S. dollar.
     During the three and six month periods ended January 1, 2010 and December 26, 2008, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
     Variable Interest Rate Risk
     Borrowings under the Credit Facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”); in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to

0.125% with respect to borrowings at the Base Rate. The applicable margin for revolving loan borrowings under the revolving credit facility ranges from 0.8% to 1.125% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the Credit Facility would increase interest expense by approximately $4 million annually.
     Credit Market Risk
     Our long-term investments consist of auction-rate securities totaling $15 million as of January 1, 2010. The negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities prior to maturity of the underlying assets. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macroeconomic credit market conditions. Rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and cash generated from operations, we do not anticipate these investments will affect our ability to execute our current business plan.

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
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended January 1, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.	RISK FACTORS
     We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended July 3, 2009. Except for revisions to the first nine risk factors below and the deletion of a risk factor regarding our auction-rate securities, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009. All of our risk factors are included below.
If the pace of the recovery in our industry slows significantly as a result of negative global economic conditions or otherwise, we may have to take steps to align our cost structure with demand, which could result in impairment charges and have a negative impact on our operating results.

     Demand for our products and the systems containing our products has improved from the lows experienced in the second and third quarters of fiscal 2009, and we have increased capital expenditures, resources and capacity to meet this increase. If the pace of the recovery in our industry, which has exceeded the pace of the recovery in the overall economy, slows significantly as a result of a deterioration in global economic conditions or otherwise, we may need to execute restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.
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
     Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. If consumer spending decreases as a result of the recent uncertainty and volatility in global economic conditions, our operating results could suffer because of the increased importance of our branded products business.
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
     Additionally, we face strong competition in maintaining and trying to grow our market share in the retail market, particularly because of the relatively low barriers to entry in this market. For example, several additional hard drive manufacturers have recently disclosed plans to expand into the external storage market. As these companies attempt to gain market share, we may have difficulty in maintaining or growing our market share and there may be increased downward pressure on pricing. There can be no assurance that any new products we introduce into the retail market will gain market acceptance, and if they do not, our operating results could suffer.
Shortages of commodity materials or commodity components, price volatility, or use by other industries of materials and components used in the hard drive industry, may negatively impact our operating results.

     Increases in the cost for certain commodity materials or commodity components may increase our costs of manufacturing and transporting hard drives and key components. Shortages of commodity components such as DRAM and NAND flash, or commodity materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium or platinum, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. Furthermore, if other high volume industries increase their demand for materials or components such as these, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other commodity components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results. The volatility in the cost of oil also affects our transportation costs and may result in lower operating margins if we are unable to pass these increased costs through to our customers.
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
     As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, approximately 80% of our requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in two facilities in Penang, Malaysia. A majority of our high volume hard drive manufacturing operations are conducted in two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility. The manufacturing facilities of many of our suppliers are also in Asia near our facilities. A fire, flood, earthquake or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities would significantly affect our ability to manufacture hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. Similarly, a localized health risk affecting our employees at these facilities or the staff of our suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture, which would result in substantial harm to our operating results.
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
     We may be subject to various state, federal and international laws and regulations governing our environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to our international operations, are complex, extensive and subject to change. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. If we or our component suppliers fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and operating results.
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
From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.
     We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination of certain of our fiscal years by the U.S. Internal Revenue Service (the “IRS”). Although we believe our tax positions are reasonable, the outcomes and timing of these audits are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.
Negative or uncertain global economic conditions could result in a decrease in our sales and revenue and an increase in our operating costs, which could continue to adversely affect our business and operating results.
     If the recent uncertainty and volatility in global economic conditions were to continue or if the emerging economic recovery is not sustained, many of our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers in each of the OEM, distribution and retail channels rely on credit financing in order to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.
Negative or uncertain global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.
     We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances; however, as a result of the recent uncertainty and volatility in global economic conditions, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails and is unable to pay us. Additionally, if global economic conditions worsen or if the emerging economic recovery is not sustained, the risk increases that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.
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
     During past economic downturns, as well as over the past few years, the consumer market for computers has shifted significantly towards lower priced systems, and we therefore expect this trend to continue in light of current global economic conditions. If we are not able to continue to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results. The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as content increasingly converts to digital technology from the older analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives may be found in many products other than computers, such as various CE devices. Accurately forecasting for future requirements of these new markets remains challenging.
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
     The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the recent uncertainty and volatility in global economic conditions. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, or if market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.
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
     As we expand our product line to sell into additional storage markets, the overall complexity of our business increases at an accelerated rate and we must make necessary adaptations to our business model to address these complexities. For example, as we have previously disclosed, we entered the traditional enterprise market in November 2009. In addition to requiring significant capital expenditures, our entry into the traditional enterprise market adds complexity to our business that requires us to effectively adapt our business and management processes to address the unique challenges and different requirements of the traditional enterprise market, while maintaining a competitive operating cost model. If we fail to gain market acceptance in the traditional enterprise storage market, we will remain at a competitive disadvantage to the companies that succeed in this market and our ability to continue our growth will be negatively affected.
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
     During the quarter ended January 1, 2010, a large percentage of our revenue, 55%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
     Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. If we fail to remain competitive in terms of our technology, quality, service and support, our distribution customers may favor our competitors, and our operating results could suffer. Additionally, if the distribution market weakens as a result of a slowing PC growth rate, technology transitions or a significant change in consumer buying preference, or if we experience significant price declines due to oversupply in the distribution channel, then our operating results would be adversely affected.
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
     To reduce the risk of component shortages, we attempt to provide significant lead times when buying components, which may subject us to cancellation charges if we cancel orders as a result of technology transitions or changes in our component needs. In addition, we may from time to time enter into contractual commitments with component suppliers in an effort to increase and stabilize the supply of those components and enable us to purchase such components at favorable prices. Some of these commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components. Furthermore, as a result of the current global economic conditions, our ability to forecast our requirements for these components has become increasingly difficult, therefore increasing the risk that our contractual commitments may not meet our actual supply requirements, which could cause us to have inadequate or excess component inventory and adversely affect our operating results and increase our operating costs.

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
     Under our business plan, we are developing and manufacturing a substantial portion of the heads and magnetic media used in the hard drive products we manufacture. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head and magnetic media technologies developed by other manufacturers. Technology transition for head and magnetic media designs is critical to increasing our volume production of heads and magnetic media. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads or magnetic media for products using future technologies. We also may not effectively transition our head or magnetic media design and technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads or magnetic media we manufacture. In addition, we may not have access to external sources of supply without incurring substantial costs which would negatively impact our business and financial results.
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
     New products in the hard drive market typically require higher areal densities than previous product generations, posing formidable technical and manufacturing challenges. Higher areal densities require existing head and magnetic media technology to be improved or new technologies developed to accommodate more data on a single disk. In addition, our introduction of new products during a technology transition increases the likelihood of unexpected quality concerns. Our failure to bring high quality new products to market on time and at acceptable costs may put us at a competitive disadvantage to companies that achieve these results.
A fundamental change in recording technology could result in significant increases in our operating expenses and could put us at a competitive disadvantage.
     Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some technologies, such as current-perpendicular-to-plane (“CPP”), energy assisted magnetic recording, patterned magnetic media, advanced signal processing, advanced format technology and other similar potentially breakthrough technologies, that will represent revolutionary recording technologies if they can be implemented by a competitor on a commercially viable basis ahead of the industry, which could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, magnetic media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and magnetic media, which may cause longer production times and reduce the overall availability of magnetic media in the industry. Additionally, the new technology requires a greater degree of integration between heads and magnetic media which may lengthen our time of development of hard drives using this technology.
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
Manufacturing and marketing our products globally subjects us to numerous risks.
     We are subject to risks associated with our global manufacturing operations and global marketing efforts, including:
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
     Our success depends upon the continued contributions of our key staff and skilled employees, many of whom would be extremely difficult to replace. Global competition for skilled employees in the data storage industry is intense and, as we attempt to move to a position of technology leadership in the storage industry, our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees as well as attract, integrate and retain new skilled employees. Volatility or lack of positive performance in our stock price and the overall markets may adversely affect our ability to retain key staff or skilled employees who have received equity compensation. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, when our operating results are negatively impacted by global economic conditions, we are at a competitive disadvantage for retaining and hiring key staff and skilled employees versus other companies that pay a relatively higher fixed salary. If we are unable to retain our existing key staff or skilled employees, or hire and integrate new key staff or skilled employees, or if we fail to implement succession plans for our key staff, our operating results would likely be harmed.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
1. The 2009 annual meeting of stockholders was held on November 11, 2009. The stockholders elected the following ten directors to hold office until the next annual meeting and until their successors are elected and qualified:

	FOR	AGAINST	ABSTAIN
Peter D. Behrendt	178,210,660	18,492,387	541,021
Kathleen A. Cote	182,557,951	14,479,120	206,998
John F. Coyne	180,844,522	16,239,578	159,968
Henry T. DeNero	182,368,125	14,519,711	356,168
William L. Kimsey	182,531,706	14,487,378	224,921
Michael D. Lambert	180,926,849	16,105,832	211,324
Matthew E. Massengill	180,333,197	16,630,436	280,371
Roger H. Moore	180,743,365	16,158,448	342,191
Thomas E. Pardun	177,871,363	19,084,416	288,225
Arif Shakeel	180,547,797	16,390,647	305,559

2.	In addition, the stockholders approved the following matters:

				BROKER
	FOR	AGAINST	ABSTAIN	NON-VOTE
To approve an amendment and restatement of the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan	148,139,067	30,909,451	356,952	17,838,599
To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 2, 2010	190,599,657	6,451,060	168,505	—

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated as of August 12, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 16, 2009)*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION
Registrant

/s/ Timothy M. Leyden Timothy M. Leyden
Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo

Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: January 29, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated as of August 12, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 16, 2009)*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.