Form 10-Q
period 2010-04-02
WESTERN DIGITAL CORP
filed 2010-04-30
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the close of business on April 23, 2010, 229,174,706 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets — April 2, 2010 and July 3, 2009	3
Condensed Consolidated Statements of Income — Three and Nine Months Ended April 2, 2010 and March 27, 2009	4
Condensed Consolidated Statements of Cash Flows — Nine Months Ended April 2, 2010 and March 27, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	45
Signatures	46
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
     Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a
53-week fiscal year to align our fiscal year with the foregoing policy. The additional week is typically included in our fourth fiscal quarter results. Fiscal year 2009 and our fourth fiscal quarter of 2009 were comprised of 53 weeks and 14 weeks, respectively, and ended on July 3, 2009. Our fiscal third quarters ended April 2, 2010 and March 27, 2009 both consisted of 13 weeks. Fiscal year 2010 will be comprised of 52 weeks and will end on July 2, 2010. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.
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
     Western Digital, WD, the WD logo, WD Caviar Black, WD VelociRaptor, WD Scorpio Blue, and WD GreenPower Technology are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Apr. 2,	Jul. 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,826	$1,794
Accounts receivable, net	1,257	926
Inventories	507	376
Other current assets	188	134

Total current assets	4,778	3,230
Property and equipment, net	1,756	1,584
Goodwill	139	139
Other intangible assets, net	80	89
Other non-current assets	247	249

Total assets	$7,000	$5,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,508	$1,101
Accrued expenses	225	247
Accrued warranty	124	95
Current portion of long-term debt	100	82

Total current liabilities	1,957	1,525
Long-term debt	325	400
Other liabilities	287	174

Total liabilities	2,569	2,099
Commitments and contingencies (Notes 4 and 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; outstanding — 229 and 225 shares, respectively	2	2
Additional paid-in capital	997	896
Accumulated other comprehensive income	22	2
Retained earnings	3,410	2,292

Total shareholders’ equity	4,431	3,192

Total liabilities and shareholders’ equity	$7,000	$5,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Apr. 2,	Mar. 27,	Apr. 2,	Mar. 27,
	2010	2009	2010	2009
Revenue, net	$2,641	$1,592	$7,468	$5,524
Cost of revenue	1,976	1,339	5,602	4,557

Gross margin	665	253	1,866	967

Operating expenses:
Research and development	160	125	456	377
Selling, general and administrative	64	49	177	149
Acquired in-process research and development	—	14	—	14
Restructuring	—	4	—	117

Total operating expenses	224	192	633	657

Operating income	441	61	1,233	310
Other income (expense):
Interest income	1	1	3	8
Interest and other expense	(2)	(4)	(8)	(24)

Total other expense, net	(1)	(3)	(5)	(16)

Income before income taxes	440	58	1,228	294
Income tax provision	40	8	110	20

Net income	$400	$50	$1,118	$274

Income per common share:
Basic	$1.75	$0.22	$4.93	$1.23

Diluted	$1.71	$0.22	$4.82	$1.22

Weighted average shares outstanding:
Basic	229	223	227	222

Diluted	234	226	232	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	NINE MONTHS
	ENDED
	Apr. 2,	Mar. 27,
	2010	2009
Cash flows from operating activities
Net income	$1,118	$274
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	376	358
Stock-based compensation	43	33
Deferred income taxes	(2)	(7)
Loss on investments	—	10
Non-cash portion of restructuring	—	81
Acquired in-process research and development	—	14
Changes in:
Accounts receivable, net	(331)	190
Inventories	(131)	79
Accounts payable	420	(99)
Accrued expenses	19	7
Other assets and liabilities	67	16

Net cash provided by operating activities	1,579	956

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(44)
Purchases of property and equipment	(552)	(408)
Sales and maturities of investments	4	1

Net cash used in investing activities	(548)	(451)

Cash flows from financing activities
Issuance of stock under employee stock plans	54	13
Taxes paid on vested stock awards under employee stock plans	(16)	(5)
Excess tax benefits from employee stock plans	20	5
Repurchases of common stock	—	(36)
Repayment of debt	(57)	(7)

Net cash provided by (used in) financing activities	1	(30)

Net increase in cash and cash equivalents	1,032	475
Cash and cash equivalents, beginning of period	1,794	1,104

Cash and cash equivalents, end of period	$2,826	$1,579

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$10
Cash paid for interest	$6	$12
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2009. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2009. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
     Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies which are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories

	Apr. 2,	Jul. 3,
	2010	2009
	(in millions)
Raw materials and component parts	$115	$97
Work-in-process	254	154
Finished goods	138	125

Total inventories	$507	$376

Warranty
     The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help with estimates and assists the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Changes in the warranty accrual for the three and nine months ended April 2, 2010 and March 27, 2009 were as follows (in millions):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Apr. 2,	Mar. 27,	Apr. 2,	Mar. 27,
	2010	2009	2010	2009
Warranty accrual, beginning of period	$154	$121	$123	$114
Charges to operations	49	29	137	90
Utilization	(37)	(31)	(99)	(79)
Changes in estimate related to pre-existing warranties	(2)	(1)	3	(7)

Warranty accrual, end of period	$164	$118	$164	$118

     Accrued warranty also includes amounts classified in non-current other liabilities of $40 million at April 2, 2010 and $28 million at July 3, 2009.
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
     The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Apr. 2,	Mar. 27,	Apr. 2,	Mar. 27,
	2010	2009	2010	2009
Net income	$400	$50	$1,118	$274

Weighted average shares outstanding:
Basic	229	223	227	222
Employee stock options and other	5	3	5	3

Diluted	234	226	232	225

Income per common share:
Basic	$1.75	$0.22	$4.93	$1.23

Diluted	$1.71	$0.22	$4.82	$1.22

Anti-dilutive potential common shares excluded*	1	7	1	5

*	For purposes of computing diluted income per common share, potential common shares with an exercise price that exceeded the average fair market value of common stock for the period are considered anti-dilutive and have been excluded from the calculation.
4. Debt
     In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility (“Term Loan”) and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. As of April 2, 2010, the Term Loan had a variable interest rate of 1.50% and a remaining balance of $425 million, which requires twelve quarterly payments of approximately $25 million, $31 million and $50 million per quarter for each four-quarter increment. As of April 2, 2010, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.

5. Stock-Based Compensation
     During the three and nine months ended April 2, 2010, the Company charged to expense $10 million and $27 million, respectively, for stock-based compensation related to options issued under stock option plans and the ESPP, compared to $7 million and $17 million in the comparative prior-year periods. At April 2, 2010, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $61 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.2 years.
     The Company granted approximately 0.6 million restricted stock units during the nine months ended April 2, 2010, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of the shares underlying the restricted stock unit awards was $20 million at the date of grant. As of April 2, 2010, the aggregate unamortized fair value of all restricted stock unit awards was $36 million and will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.5 years. For the three and nine months ended April 2, 2010, the Company recognized approximately $6 million and $16 million, respectively, in expense related to the vesting of restricted stock unit awards compared to $5 million and $16 million in the comparative prior-year periods.
Stock Option Activity
     The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 3, 2009	11.3	$17.00
Granted	1.2	35.68
Exercised	(1.0)	15.29
Canceled or expired	—	—

Options outstanding at October 2, 2009	11.5	$19.17
Granted	0.2	38.40
Exercised	(1.3)	13.80
Canceled or expired	(0.1)	22.76

Options outstanding at January 1, 2010	10.3	$20.08
Granted	—	—
Exercised	(0.5)	14.48
Canceled or expired	—	—

Options outstanding at April 2, 2010	9.8	$20.37	5.1	$182

Exercisable at April 2, 2010	4.6	$15.22	4.4	$110

     The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on the date the intrinsic value is determined. As of April 2, 2010, the Company had options outstanding to purchase an aggregate of 9.8 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $182 million. During the three and nine months ended April 2, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $13 million and $63 million, respectively, determined as of the date of exercise, compared to $1 million and $3 million in the comparative prior-year periods.
Fair Value Disclosures — Stock Options and ESPP
     The fair value of stock options granted during the three and nine months ended April 2, 2010 was estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three and nine months ended April 2, 2010 and March 27, 2009 was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Apr. 2,	Mar. 27,	Apr. 2,	Mar. 27,
	2010	2009	2010	2009
Suboptimal exercise factor	1.79	1.73	1.73	1.73
Range of risk-free interest rates	0.46% to 3.40%	0.58% to 2.36%	0.37% to 3.40%	0.38% to 3.44%
Range of expected stock price volatility	0.40 to 0.61	0.51 to 0.77	0.40 to 0.72	0.43 to 0.77
Weighted average expected volatility	0.52	0.59	0.57	0.54
Post-vesting termination rate	2.91%	3.73%	3.59%	4.04%
Dividend yield	—	—	—	—
Fair value	$17.28	$8.23	$17.10	$8.89
     The weighted average expected term of the Company’s stock options for the three and nine months ended April 2, 2010 was 4.8 years and 4.6 years, respectively, compared to 4.6 years and 5.0 years in the comparative prior-year periods.
     The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended April 2, 2010 and March 27, 2009.
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
Employment Litigation
     On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleges that certain of the Company’s engineers have been misclassified as exempt employees under California state law and are, therefore, due unspecified amounts for unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. By court order dated April 24, 2009, the case was transferred to the Orange County (California) Superior Court, where it is now pending. On or about June 16, 2009, the Company was dismissed from the case without prejudice by stipulation, leaving WDTI as the sole remaining defendant. On or about June 4, 2009, WDTI filed its answer to the complaint, denying the substantive allegations thereof and raising several affirmative defenses. Formal discovery has commenced, and a court hearing on whether the case should be certified as a class action has been scheduled for October 2010. If the Company is unsuccessful in its defense of this matter, potential liability could include unpaid wages, interest, penalties, attorneys’ fees and costs. The Company intends to defend itself vigorously in this matter.
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
7. Income Taxes
     The Company’s income tax provision for the three months ended April 2, 2010 was $40 million as compared to $8 million in the prior-year period. The Company’s income tax provision for the nine months ended April 2, 2010 was $110 million as compared to $20 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
     In the three and nine months ended April 2, 2010, the Company recognized an increase of $37 million and $79 million, respectively, in its liability for unrecognized tax benefits. As of April 2, 2010, the Company had approximately $215 million of unrecognized tax benefits. Interest and penalties recognized on such amounts were not material.
     The United States Internal Revenue Service (the “IRS”) is currently examining fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated, which was acquired by the Company on September 5, 2007. In the three months ended January 1, 2010, the local tax authorities completed, with no material adjustment, their examination of the Company’s French subsidiary for fiscal years 2003 through 2005.
     Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of April 2, 2010, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s uncertain tax positions.
8. Fair Value Measurements
     Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three levels:
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
     The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of April 2, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting
	Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash equivalents
Money market funds	$1,105	$—	$—	$1,105
U.S. Treasury securities	—	238	—	238
U.S. Government agency securities	—	238	—	238

Total cash equivalents	$1,105	$476	$—	$1,581

Auction-rate securities	—	—	15	15
Foreign exchange contracts	—	34	—	34

Total assets at fair value	$1,105	$510	$15	$1,630

     Money Market Funds. The Company’s money market funds are AAA rated institutional money market funds that are invested in U.S. Treasury securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheet. Money market funds are valued based on quoted market prices.
     U.S. Treasury Securities. The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less and are recorded within cash and cash equivalents in the condensed consolidated balance sheet. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.

     U.S. Government Agency Securities. The Company’s U.S. Government agency securities are fixed income securities sponsored by the U.S. Government, have original maturities of three months or less and are recorded within cash and cash equivalents in the condensed consolidated balance sheet. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
     Auction-Rate Securities. The Company’s auction-rate securities have maturity dates through 2050, are primarily backed by insurance products and are accounted for as available-for-sale securities. These investments are expected to be held until secondary markets become available and as a result, are classified as long-term investments and recorded within other non-current assets in the condensed consolidated balance sheet. Auction-rate securities are valued using an income approach which is based on a discounted cash flow model or a credit default model. The inputs to the discounted cash flow model include market interest rates and a discount factor to reflect the illiquidity of the investments. The inputs to the credit default model include market interest rates, yields of similar securities, and probability weighted assumptions related to the creditworthiness of the underlying securities.
     Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Foreign exchange contracts are classified within other current assets in the condensed consolidated balance sheet. Foreign exchange contracts are valued using an income approach which is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.
     The following table presents the changes in Level 3 financial assets measured on a recurring basis (in millions):

	U.S.
	Government
	agency	Auction-rate
	securities	securities	Total
October 2, 2009	$1	$18	$19
Sales	—	(3)	(3)

January 1, 2010	1	15	16
Maturities	(1)	—	(1)

April 2, 2010	$—	$15	$15

     In the three months ended October 2, 2009, there were no changes in Level 3 financial assets measured on a recurring basis. The Company had no liabilities that were re-measured and reported at fair value on a recurring basis at April 2, 2010.
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

     If a derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. As of April 2, 2010, the net amount of existing gains expected to be reclassified into earnings within the next twelve months was $22 million. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.
     A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements.
     As of April 2, 2010, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $891 million and $3.8 billion, and closed $1.3 billion and $3.2 billion, in foreign exchange contracts in the three and nine months ended April 2, 2010, respectively. The fair value and balance sheet location as of April 2, 2010 and July 3, 2009 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Apr. 2, 2010		Jul. 3, 2009		Apr. 2, 2010		Jul. 3, 2009
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments	Location	Value	Location	Value	Location	Value	Location	Value
Foreign exchange contracts	Other current assets	$34	Other current assets	$5	—	—	—	—
     The impact on the condensed consolidated financial statements during the three and nine months ended April 2, 2010 and March 27, 2009 were as follows (in millions):

	Amount of Gain Recognized in					Amount of Gain (Loss) Reclassified from
	Accumulated OCI on Derivatives					Accumulated OCI into Income
	Three	Nine	Three	Nine	Location of Gain	Three	Nine	Three	Nine
	Months	Months	Months	Months	(Loss) Reclassified	Months	Months	Months	Months
Derivatives in Cash	Ended	Ended	Ended	Ended	from Accumulated	Ended	Ended	Ended	Ended
Flow Hedging Relationships	Apr. 2, 2010		Mar. 27, 2009		OCI into Income	Apr. 2, 2010		Mar. 27, 2009
Foreign exchange contracts	$31	$53	$8	$9	Cost of revenue	$13	$33	$(16)	$(46)
     The total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and nine months ended April 2, 2010 and March 27, 2009.
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
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements,” and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for fiscal periods beginning on or after June 15, 2010, which for the Company is the first quarter of fiscal 2011, with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of ASU 2009-13 and ASU 2009-14 and the impact that these new accounting standards will have on its consolidated financial statements.
11. Subsequent Event
Pending Acquisition
     On April 27, 2010, the Company entered into a definitive agreement to purchase the facilities, equipment, intellectual property and working capital of the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd. The acquisition is intended to augment the Company’s existing magnetic media operations, strengthening its ability to meet anticipated growth in demand for hard drives. The cost of the acquisition is 22 billion yen (approximately U.S. $235 million), due at closing, and will be funded by the Company with available cash. The acquisition, which is subject to customary closing conditions, is expected to close in the Company’s fourth quarter of fiscal 2010.

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
Forward-Looking Statements
     This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-

looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	traditional seasonal demand and pricing trends;

•	our beliefs regarding the adequacy of our facilities and fabrication capacity;

•	our share repurchase plans;

•	our stock price volatility;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	the timing of future payments, if any, relating to unrecognized tax benefits;

•	expectations regarding industry conditions and our financial results for the fourth quarter of fiscal 2010;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2010;

•	beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure needs; and

•	our pending acquisition of the media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd., including the expected timing of and ability to complete, the acquisition.
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
     We also design, develop, manufacture and sell solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic disks and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the desktop PC, mobile PC and embedded systems markets. A media player is a device that connects to a user’s television, the Internet or home theater system and plays digital movies, music and photos from any of our WD®-branded external hard drives, other USB mass storage devices or content services accessed over the Internet. We sell our media players worldwide to resellers and retailers under the WD® brand.
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
     Industry-standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are EIDE (also known as Parallel Advanced Technology Attachment, or “PATA”) and SATA. The primary interfaces for enterprise systems are SATA and the following, which we refer to as traditional enterprise: Small Computer System Interface, or “SCSI”; Serial Attached SCSI, or “SAS”; and Fibre Channel-Arbitrated Loop, or “FC-AL.” As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the transition of the PC industry to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio®, WD® RE, WD VelociRaptor® and WD® AV hard drive families; the EIDE (PATA) interface on WD Caviar®, WD Scorpio® and WD® AV hard drive families; and the SAS interface on the WD S25 hard drive family.
     The number of disks and each disk’s areal density (track density multiplied by bit density), which is a measure of the amount of data that can be stored on the recording surface of the disk per unit area, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks and heads as the areal density increases, potentially reducing product costs over time through reduced component requirements. In September 2009, we began shipping our WD Caviar® Black™ 3.5-inch 2 TB drives at 500 GB per platter areal density. In March 2010, we began shipping our WD Scorpio® Blue™ 2.5-inch 750 GB drives at 375 GB per platter areal density.

     In November 2009, we entered the traditional enterprise market by shipping our WD S25, 2.5-inch, SAS interface hard drives. The WD S25 drive provides up to 300 GB of storage suitable for both mission-critical enterprise server and enterprise storage applications, as well as data centers and large data arrays.
     Pending Acquisition
     On April 27, 2010, the Company entered into a definitive agreement to purchase the facilities, equipment, intellectual property and working capital of the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd. (“Hoya Acquisition”). The Hoya Acquisition is intended to augment our existing magnetic media operations, strengthening our ability to meet anticipated growth in demand for hard drives. The cost of the Hoya Acquisition is 22 billion yen (approximately U.S. $235 million), due at closing, and will be funded by the Company with available cash. The Hoya Acquisition, which is subject to customary closing conditions, is expected to close in the Company’s fourth quarter of fiscal 2010.
Third Quarter Overview
     Total industry demand for hard drives in the March quarter was stronger than we anticipated at 163 million units, as we saw sequential industry growth from the December quarter of two percent in contrast to a typical seasonal decline of five percent to seven percent. We believe the increased demand in the March quarter was driven by the ubiquitous role of digital content in everyday life, spurred in the consumer segment by increasingly versatile and powerful handheld devices and PCs with new and attractive price points and in the commercial sector by a drive for growth and efficiency especially in developing markets.
     The following table sets forth, for the periods indicated, selected summary information from our condensed consolidated statements of income and the related percentage of revenue (dollars in millions):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	Apr. 2,		Mar. 27,		Apr. 2,		Mar. 27,
	2010		2009		2010		2009
Net revenue	$2,641	100.0%	$1,592	100.0%	$7,468	100.0%	$5,524	100.0%
Gross margin	665	25.2	253	15.9	1,866	25.0	967	17.5
Total operating expenses	224	8.5	192	12.1	633	8.5	657	11.9
Operating income	441	16.7	61	3.8	1,233	16.5	310	5.6
Net income	400	15.1	50	3.1	1,118	15.0	274	5.0
The following is a summary of our financial performance for the third quarter of 2010:
•	Consolidated net revenue totaled $2.6 billion.

•	62% of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD-branded product sales, as compared to 58% in the prior-year period.

•	Hard drive unit shipments increased by 62% over the prior-year period to 51.1 million units.

•	Gross margin increased to 25.2%, compared to 15.9% for the prior-year period.

•	Operating income was $441 million, an increase of $380 million over the prior-year period. The prior-year period included a restructuring charge of $4 million and acquired in-process research and development of $14 million.

•	We generated $588 million in cash flow from operations in the third quarter of 2010, and we finished the quarter with $2.8 billion in cash and cash equivalents.
     Historically, June quarter industry unit demand has been flat to moderately down when compared to March volumes and we expect that seasonality pattern to continue. Therefore, we expect our revenue in the June quarter to decrease from the March quarter. Operating expenses for the June quarter are expected to increase slightly from the March quarter as we continue to invest in new products and technology.
Results of Operations
     On March 27, 2009, we completed our acquisition of SiliconSystems, Inc. (“SiliconSystems”). In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for SiliconSystems prior to the date of acquisition are not included in our operating results, which therefore affect our discussion of changes in our revenues and expenses for the periods prior to the acquisition as compared to the periods after the acquisition.
Net Revenue

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Apr. 2,	Mar. 27,	Percentage	Apr. 2,	Mar. 27,	Percentage
(in millions, except percentages and ASP)	2010	2009	Change	2010	2009	Change
Net revenue	$2,641	$1,592	66%	$7,468	$5,524	35%
Unit shipments*	51.1	31.6	62	144.7	106.5	36
ASP (per unit)*	$51	$50	2	$51	$52	(2)

Revenues by Geography (%)
Americas	24%	26%		23%	24%
Europe, Middle East and Africa	24	28		24	29
Asia	52	46		53	47

Revenues by Channel (%)
OEM	49%	48%		50%	54%
Distributors	33	30		31	25
Retailers	18	22		19	21

Revenues by Product (%)
Non-desktop sources	62%	58%		64%	62%
Desktop hard drives	38	42		36	38

*	Based on sales of hard drive units only. Non-hard drive units were not material.
     For the quarter ended April 2, 2010, net revenue was $2.6 billion, an increase of 66% over the quarter ended March 27, 2009. Total hard drive shipments increased to 51.1 million units for the quarter ended April 2, 2010 as compared to 31.6 million units for the quarter ended March 27, 2009. The increase in net revenue resulted primarily from an increase in unit shipments due to the strong demand for hard drives. For example, we shipped 19.8 million mobile drives in the three months ended April 2, 2010 compared to 10.1 million units in the three months ended March 27, 2009. The average selling price (“ASP”) for hard drives in the quarter ended April 2, 2010 was $51, an increase of $1 from the quarter ended March 27, 2009.
     For the nine months ended April 2, 2010, net revenue was $7.5 billion, an increase of 35% over the nine months ended March 27, 2009. Total hard drive shipments increased to 144.7 million units for the nine months ended April 2, 2010, as compared to 106.5 million units for the nine months ended March 27, 2009. The increase in net revenue resulted primarily from an increase in unit shipments due to the strong demand for hard drives. For example, we shipped 60.2 million mobile drives in the nine months ended April 2, 2010 compared to 38.4 million units in the nine months ended March 27, 2009. The ASP for hard drives in the nine months ended April 2, 2010 was $51, a decrease of $1 from the nine months ended March 27, 2009.
     Changes in revenue by geography and by channel generally reflected normal fluctuations in market demand and competitive dynamics, as well as demand strength in Asia, which continues to be driven by the concentration of global manufacturing in that region. For the three months ended April 2, 2010, no single customer accounted for 10%, or more, of our revenue. For the nine months ended April 2, 2010, Hewlett-Packard Company accounted for 10%, or more, of our revenue.

     We have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended April 2, 2010, these programs represented 8% and 7% of gross revenues, respectively, compared to 10% and 12%, respectively, in the comparative prior-year periods. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.
Gross Margin

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Apr. 2,	Mar. 27,	Percentage	Apr. 2,	Mar. 27,	Percentage
(in millions, except percentages)	2010	2009	Change	2010	2009	Change
Net revenue	$2,641	$1,592	66%	$7,468	$5,524	35%
Gross margin	665	253	163	1,866	967	93
Gross margin %	25.2%	15.9%		25.0%	17.5%
     For the three months ended April 2, 2010, gross margin as a percentage of revenue increased to 25.2% as compared to 15.9% for the prior-year period. For the nine months ended April 2, 2010, gross margin as a percentage of revenue increased to 25.0% as compared to 17.5% for the prior-year period. These increases were primarily due to lower costs, a favorable product mix and a moderate pricing environment.
Operating Expenses

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	Apr. 2,	Mar. 27,	Percentage	Apr. 2,	Mar. 27,	Percentage
(in millions, except percentages)	2010	2009	Change	2010	2009	Change
R&D expense	$160	$125	28%	$456	$377	21%
SG&A expense	64	49	31	177	149	19
Acquired in-process research and development	—	14	—	—	14	—
Restructuring	—	4	—	—	117	—

Total operating expenses	$224	$192		$633	$657

     Research and development (“R&D”) expense was $160 million for the three months ended April 2, 2010, an increase of $35 million over the prior-year period. This increase was primarily due to the continued investment in product development to support new programs. For the nine months ended April 2, 2010, R&D expense was $456 million, an increase of $79 million over the prior-year period. This increase was primarily due to an increase in variable incentive compensation and the investment in product development to support new programs.
     Selling, general and administrative (“SG&A”) expense was $64 million for the three months ended April 2, 2010, an increase of $15 million over the prior-year period. This increase was primarily due to the expansion of sales and marketing to support new products and growing markets. For the nine months ended April 2, 2010, SG&A expense was $177 million, an increase of $28 million over the prior-year period. This increase was primarily due to an increase in variable incentive compensation and the expansion of sales and marketing to support new products and growing markets.
     During the three and nine months ended March 27, 2009, we recorded a restructuring charge of $4 million and $117 million, respectively, related to our restructuring plan to realign our cost structure as a result of a softer demand environment. The restructuring plan was completed in fiscal 2009.
     During the three months ended March 27, 2009, we recorded a $14 million charge related to in-process research and development projects acquired from SiliconSystems.
Other Income (Expense)
     Interest income for the three months ended April 2, 2010 remained consistent with the prior-year period at $1 million. Interest income for the nine months ended April 2, 2010 was $3 million, a decrease of $5 million from the prior-year period. This decrease was primarily due to a decrease in the rates of return on our investments. Interest and other expense for the three and nine months ended April 2, 2010 decreased $2 million and $16 million, respectively, as compared to the prior-year periods. These decreases were primarily due to other-than-temporary impairment charges on our auction-rate securities of $1 million and $10 million in the three and nine months ended March 27, 2009, respectively, and a decrease in the interest rate on a lower amount of debt in the three and nine months ended April 2, 2010.
Income Tax Provision
     Our income tax provision for the three months ended April 2, 2010 was $40 million as compared to $8 million in the prior-year period. Our income tax provision for the nine months ended April 2, 2010 was $110 million compared to $20 million in the prior-year period. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.
Liquidity and Capital Resources
     We ended the third quarter of fiscal 2010 with total cash and cash equivalents of $2.8 billion. The following table summarizes our statements of cash flows for the nine months ended April 2, 2010 and March 27, 2009 (in millions):

	NINE MONTHS ENDED
	Apr. 2,	Mar. 27,
	2010	2009
Net cash flow provided by (used in):
Operating activities	$1,579	$956
Investing activities	(548)	(451)
Financing activities	1	(30)

Net increase in cash and cash equivalents	$1,032	$475

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
Operating Activities
     Net cash provided by operating activities during the nine months ended April 2, 2010 was $1.6 billion as compared to $956 million during the nine months ended March 27, 2009. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $44 million for the nine months ended April 2, 2010 as compared to $193 million for the prior-year period.
     Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended April 2, 2010 and March 27, 2009 were as follows:

	THREE MONTHS ENDED
	Apr. 2,	Mar. 27,
	2010	2009
Days sales outstanding	43	47
Days in inventory	23	26
Days payables outstanding	(69)	(68)

Cash conversion cycle	(3)	5

     For the three months ended April 2, 2010, our days sales outstanding (“DSOs”) decreased by 4 days, days in inventory (“DIOs”) decreased by 3 days, and days payable outstanding (“DPOs”) increased by 1 day as compared to the prior-year period. DSOs decreased by 4 days as a result of changes in linearity of shipments in the current quarter as compared to the prior-year period. The decrease in DIOs was primarily the result of the strong demand environment that continued through the end of the quarter. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
     Net cash used in investing activities for the nine months ended April 2, 2010 was $548 million as compared to $451 million for the nine months ended March 27, 2009. Investing activities for the nine months ended April 2, 2010 consisted of capital expenditures of $552 million, partially offset by sales and maturities of investments of $4 million. Investing activities for the nine months ended March 27, 2009 consisted primarily of capital expenditures of $408 million and $44 million used in the acquisition of SiliconSystems, net of cash acquired.
     For fiscal 2010, excluding the Hoya Acquisition, we expect capital expenditures to be at the high end of the range of our previous projection of between $650 million and $750 million, and depreciation and amortization to be approximately $520 million.
     Our cash equivalents are invested primarily in readily accessible, AAA rated institutional money market funds which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheet. The estimated market values of these investments are subject to fluctuation. During the nine months ended April 2, 2010, we sold $3 million of auction-rate securities, reducing the carrying value of these investments to $15 million.
Financing Activities
     Net cash provided by financing activities for the nine months ended April 2, 2010 was $1 million as compared to net cash used in financing activities of $30 million for the nine months ended March 27, 2009. Net cash provided by financing activities for the nine months ended April 2, 2010 consisted of $54 million provided by the issuance of stock under employee stock plans and $20 million in excess tax benefits from employee stock plans, offset by $57 million used to repay long-term debt and $16 million in tax withholding obligations paid in connection with the vesting of stock awards under employee stock plans. Net cash used in financing activities for the nine months ended March 27, 2009 resulted from $36 million used to repurchase our common stock and $7 million in debt repayments on our capital leases offset by a net $13 million related to employee stock plans.
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
Contractual Obligations and Commitments
     Credit Facility — In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement (“Credit Facility”) that provides for a $750 million unsecured loan consisting of a $500 million term loan facility (“Term Loan”) and a $250 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline. In addition, WDTI may elect to expand the Credit Facility by up to $250 million if existing or new lenders provide additional term or revolving commitments. As of April 2, 2010, the Term

Loan had a variable interest rate of 1.50% and a remaining balance of $425 million, which requires twelve quarterly payments of approximately $25 million, $31 million and $50 million per quarter for each four quarter increment. As of April 2, 2010, WDTI had $250 million available for future borrowings on the revolving credit facility and was in compliance with all covenants.
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
     Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a program through March 31, 2013. Since the inception of this stock repurchase program in 2005, through April 2, 2010, we have repurchased 18 million shares for a total cost of

$284 million (including commissions). We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We did not make any repurchases of our common stock under the authorized stock repurchase program during the nine months ended April 2, 2010.
     Unrecognized Tax Benefits — As of April 2, 2010, our total cash liability representing unrecognized tax benefits was $120 million. We estimate the timing of the future payments of these liabilities to be within the next five to seven years. See Part I, Item 1, Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our tax liability for unrecognized tax benefits.
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
  Revenue and Accounts Receivable
     In accordance with standard industry practice, we provide resellers with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from our expectations, our operating results could be affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since the first quarter of fiscal 2009, total sales incentive and marketing programs have ranged from 7% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to increase our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.1% of quarterly gross revenue since the first quarter of fiscal 2009.
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
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements,” and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for fiscal periods beginning on or after June 15, 2010, which for us is the first quarter of fiscal 2011, with earlier adoption permitted. We are currently evaluating the timing of our adoption of ASU 2009-13 and ASU 2009-14 and the impact that these new accounting standards will have on our consolidated financial statements.

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
     As of April 2, 2010, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain
Foreign exchange contracts:
Thai Baht cash flow hedges	$724	33.34	$14
Thai Baht fair value hedges	$76	32.33	—
Malaysian Ringgit cash flow hedges	$209	3.45	$8
Euro fair value hedges	$11	0.74	—
British Pound Sterling fair value hedges	$7	0.66	—

*	Expressed in units of foreign currency per U.S. dollar.
     During the three and nine month periods ended April 2, 2010 and March 27, 2009, total net realized transaction and forward exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
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
Credit Market Risk
     Our long-term investments consist of auction-rate securities totaling $15 million as of April 2, 2010. The negative conditions in the global credit markets have prevented us from liquidating some of our holdings of auction-rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If this occurs, we may be unable to liquidate some or all of our auction-rate securities at par should we need or desire to access the funds invested in those securities prior to maturity of the underlying assets. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The market values of some of the auction-rate securities we owned were impacted by the macroeconomic credit market conditions. Rating downgrades of the security issuer or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, cash equivalents and cash generated from operations, we do not anticipate these investments will affect our ability to execute our current business plan.

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
     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended April 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
     For a description of our legal proceedings, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.	RISK FACTORS
     We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended July 3, 2009. Except for revisions to the first eleven risk factors below and the deletion of a risk factor regarding our auction-rate securities, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009. All of our risk factors are included below.
If the pace of the recovery in our industry slows significantly as a result of negative global economic conditions or otherwise, we may have to take steps to align our cost structure with demand, which could result in impairment charges and have a negative impact on our operating results.
     Demand for our products and the systems containing our products has improved from the lows experienced in the second and third quarters of fiscal 2009, and we have increased capital expenditures, resources and capacity to meet this increase. The pace of the recovery in our industry, which has exceeded the pace of the recovery in the overall economy, has been driven in large part by demand growth in emerging economies such as China and Brazil. If demand slows significantly as a result of a deterioration in economic conditions in these emerging markets or otherwise, we may need to execute restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.
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
     Our success in the retail market also depends on our ability to maintain our brand image and corporate reputation. Adverse publicity, whether or not justified, or allegations of product quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®-brand products, our operating results may be adversely affected.
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
     As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, approximately 80% of our requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in two facilities in Penang, Malaysia. A majority of our high volume hard drive manufacturing operations are conducted in two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility. The manufacturing facilities of many of our suppliers are also in Asia near our facilities. A fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities would significantly affect our ability to manufacture hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. Similarly, a localized health risk affecting our employees at these facilities or the staff of our suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture, which would result in substantial harm to our operating results.

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
     We may be or become subject to various state, federal and international laws and regulations governing our environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our component suppliers timely comply with such laws and regulations, which may result in an increase in our operating costs. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. In addition, climate change legislation in the United States is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which would have a materially adverse effect on our business, financial condition and operating results.
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

We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.
     We warrant the majority of our products for periods of one to five years. We test our hard drives in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, a product recall or epidemic failure may damage our reputation or customer relationships, and may cause us to lose market share with our customers, including our OEM and ODM customers.
     Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products, whether as a result of a product recall, epidemic failure or otherwise. If these additional expenses are significant, it could adversely affect our business, financial condition and operating results.
If we fail to develop and introduce new hard drives that are competitive against alternative storage technologies, our business may suffer.
     Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Alternative storage technologies like solid-state storage and flash memory technology have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives and mobile phones that require a relatively low amount of storage capacity that cannot be economically serviced using hard drive technology. Typically, storage needs for higher capacity and performance, with lower cost-per-gigabyte, have been better served by hard drives. However, advances in semiconductor technology have resulted in solid-state storage emerging as a technology that is competitive with hard drives for niche high performance needs in advanced digital computing markets such as enterprise servers and storage, in spite of the associated challenges in the attributes of cost, capacity and reliability. Solid-state storage, which incorporates semiconductor media, is produced by large semiconductor companies who can then sell their storage products at lower prices while still remaining profitable overall. This can help them improve their market share at the expense of the competition. In addition, these semiconductor companies may choose to supply companies like us with semiconductor media at prices that make it difficult, if not impossible, for us to compete with them on a profitable basis. As a result, there can be no assurance that we will be successful in anticipating and developing new products for the desktop, mobile, enterprise, CE and external storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage for the desktop, mobile, enterprise, CE and external storage markets, we will be at a competitive disadvantage to companies using semiconductor technology to serve these markets and our business will suffer.
Negative or uncertain global economic conditions could result in a decrease in our sales and revenue and an increase in our operating costs, which could continue to adversely affect our business and operating results.
     If the recent uncertainty and volatility in global economic conditions were to continue or if the economic recovery is not sustained, many of our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers in each of the OEM, distribution and retail channels rely on credit financing in order to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

Negative or uncertain global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.
     We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances; however, as a result of the recent uncertainty and volatility in global economic conditions, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails and is unable to pay us. Additionally, if global economic conditions worsen or if the economic recovery is not sustained, the risk increases that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.
If our long-lived assets or goodwill become impaired, it may adversely affect our operating results.
     If global economic conditions worsen or if the economic recovery is not sustained, it could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected.
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
     The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, or if market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.
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

     During the quarter ended April 2, 2010, a large percentage of our revenue, 51%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
     Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, energy assisted magnetic recording, patterned magnetic media, advanced signal processing, advanced format technology and other similar potentially breakthrough technologies, that will represent revolutionary recording technologies if they can be implemented by a competitor on a commercially viable basis ahead of the industry, which could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, magnetic media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and magnetic media, which may cause longer production times and reduce the overall availability of magnetic media in the industry. Additionally, the new technology requires a greater degree of integration between heads and magnetic media which may lengthen our time of development of hard drives using this technology.
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
     We generally ship our products to our customers, and receive shipments from our suppliers, via air or ocean freight. The sudden unavailability or disruption of cargo operations or freight lanes, such as due to labor difficulties or disputes, severe weather patterns or other natural disasters, or political instability or civil unrest, could impact our operating results by impairing our ability to timely and efficiently deliver our products.
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
     We often ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results before the end of the quarter. In addition, our quarterly projections and results may be subject to significant fluctuations as a result of a number of other factors including:
•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of and lead times for components for our products;

•	limited availability of components that we obtain from a single or a limited number of suppliers;

•	competition and consolidation in the data storage industry;

•	seasonal and other fluctuations in demand for PCs often due to technological advances; and

•	availability and rates of transportation.
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
Current economic conditions have caused us difficulty in adequately protecting our increased cash and cash equivalents from financial institution failures.
     The uncertain global economic conditions and volatile investment markets have caused us to hold more cash and cash equivalents than we would hold under normal circumstances. Since there has been an overall increase in demand for low-risk, U.S. government backed securities with a limited supply in the financial marketplace, we face increased difficulty in adequately protecting our increased cash and cash equivalents from possible sudden and unforeseeable failures by banks and other financial institutions. A failure of any of these financial institutions in which deposits exceed FDIC limits could have an adverse impact on our financial position.
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

Item 6.   EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Separation and General Release Agreement, dated March 31, 2010, between Western Digital Corporation and Hossein M. Moghadam†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

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

/s/ Timothy M. Leyden Timothy M. Leyden
Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo Joseph R. Carrillo
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: April 30, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Separation and General Release Agreement, dated March 31, 2010, between Western Digital Corporation and Hossein M. Moghadam†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.