Form 10-K
period 2010-07-02
WESTERN DIGITAL CORP
filed 2010-08-13
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8703

WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware State or Other Jurisdiction of Incorporation or Organization	33-0956711 (I.R.S. Employer Identification No.)

20511 Lake Forest Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

Registrant’s telephone number, including area code: (949) 672-7000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value Per Share	New York Stock Exchange
Rights to Purchase Series A Junior	New York Stock Exchange
Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.1 billion, based on the closing sale price as reported on the New York Stock Exchange.

As of the close of business on August 4, 2010, 229,321,305 shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2010 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 2, 2010

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. The additional week is typically included in our fourth fiscal quarter results. Fiscal year 2010, which ended on July 2, 2010, was comprised of 52 weeks. Fiscal years 2009 and 2008, which ended on July 3, 2009, and June 27, 2008, respectively, were comprised of 53 weeks and 52 weeks, respectively. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.

We are a Delaware corporation that operates as the parent company of our hard drive business, Western Digital Technologies, Inc., which was formed in 1970.

Our principal executive offices are located at 20511 Lake Forest Drive, Lake Forest, California 92630. Our telephone number is (949) 672-7000 and our Web site is www.westerndigital.com. The information on our Web site is not incorporated in this Annual Report on Form 10-K.

Western Digital, WD, the WD logo, WD Caviar, WD VelociRaptor, WD Scorpio, My Passport, My Book, My DVR Expander, WD Elements, WD ShareSpace, WD GreenPower Technology, WD TV, PowerArmor, SiSMART,

SolidStor, SiSecure, LifeEST, SiliconDrive and SiliconEdge are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	our entry into and position in the traditional enterprise market;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	traditional seasonal demand and pricing trends;

•	our beliefs regarding the adequacy of our facilities and fabrication capacity;

•	our share repurchase plans;

•	our stock price volatility;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	the timing of future payments, if any, relating to unrecognized tax benefits;

•	expectations regarding industry conditions;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2011;

•	beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure needs; and

•	expectations concerning our recent acquisition of the media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd.

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

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications, such as digital video recorders (“DVRs”), and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products by integrating them into finished enclosures, embedding application software and offering the products as WD®-branded external storage appliances for personal data backup and portable or expanded storage of digital music, photographs, video and other digital data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 80 gigabytes (“GB”) to 2 terabytes (“TB”), nominal rotation speeds up to 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”), Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (Small Computer System Interface) (“SAS”). We also embed our hard drives into WD®-branded external storage appliances using interfaces such as Universal Serial Bus (“USB”) 2.0, USB 3.0, external SATA, FireWiretm and Ethernet network connections with capacities of 160 GB up to 8 TB. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our WD GreenPower Technologytm.

We also design, develop, manufacture and sell solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the embedded systems and client PC markets. A media player is a device that connects to a user’s television, the Internet and/or home theater system and plays digital movies, music and photos from any of our WD®-branded external hard drives, other USB mass storage devices or content services accessed over the Internet. We sell our media players worldwide to resellers and retailers under the WD® brand.

In November 2009, we entered the traditional enterprise market with our WD S25, which is a 2.5-inch, SAS interface hard drive. The WD S25 drive provides up to 300 GB of storage suitable for both mission-critical enterprise server and enterprise storage applications, as well as data centers and large data arrays.

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

Industry

We design, develop and manufacture hard drives for the desktop and mobile PC, enterprise, CE and external hard drive markets. We believe that growth in the sales of hard drives has continued to outpace the growth in the sales of all PCs as there were approximately 86% more hard drives sold in the market than PCs in calendar 2009, based on industry data. We believe the following factors continue to drive the growth of hard drive sales in addition to PC applications:

•	consumer use of hard drives for the playing, retention and creation of digital content for personal use in the rapidly growing CE market;

•	growth of the external hard drive market, permitting the easy storage, portability and backup of digital data such as music, photographs or video;

•	increased use of multiple hard drives in PCs for data backup and expanded storage capacity; and

•	increased use of multiple cost-optimized high performance hard drives in data-intensive applications such as Internet-based search engines and social media, as well as in hard drive intensive hosts for handheld computing devices.

Additionally, we believe that the demand for 2.5-inch hard drives has grown from approximately 16% of the overall hard drive market in calendar 2003 to 48% of the overall hard drive market in calendar 2009, driven by the growing markets for notebook and netbook computers, game consoles and external storage.

We design, develop and manufacture solid-state drives for the embedded systems market. We also develop products with solid-state drive technology for emerging consumer and commercial computing markets.

We also design, develop and manufacture WD®-branded media players for the retail channel. We believe there is a growing need for consumers to play their personal stored digital content and premium content from the Internet on their television and home theater system in connection with the growing trend in the digitization of rich content and data.

These factors and our product expansion strategy have gradually increased our percentage of net revenue derived from non-desktop sources. In 2010, 64% of our net revenue was from non-desktop sources compared to 62% in 2009 and 56% in 2008.

For an additional discussion of risks relating to the hard drive industry, please see Item 1A of this Annual Report on Form 10-K.

Desktop PC Market

The desktop PC market consists of personal computers in a form intended for regular use at a single location. Individuals use desktop computers in homes, businesses and multi-user networks. Desktop computers use software applications for word processing, spreadsheet, desktop publishing, database management, multimedia, entertainment and for other needs. Hard drives store the desktop computer operating system and application software, as well as the data used by the applications.

We believe that the demand for hard drives in the desktop PC market has grown in part due to:

•	growth in emerging markets;

•	recovery in the commercial market;

•	the overall growth of desktop computer sales;

•	the increasing needs of businesses and individuals for increased storage capacity on their desktop computers;

•	the continuing development of software applications to manage and create multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto desktop computer hard drives.

We believe several other factors affect the rate of desktop computer unit growth, including growth of notebook and netbook computers, an increase in first-time buyers of desktop computers in Asia, Eastern Europe and Latin America, maturing desktop PC markets in North America and Western Europe, and the lengthening of desktop computer replacement cycles.

Mobile PC Market

The mobile PC market consists primarily of notebook and netbook computers. Individuals use mobile computers both in and away from homes and businesses. Like desktop computers, mobile computers use software applications for various needs. Hard drives store the mobile computer operating system and application software, as well as the data used by the applications.

We believe that the demand for hard drives in the mobile PC market has grown in part due to:

•	the overall growth of mobile sales, including increased transition from desktop computers to mobile computers;

•	the increased mobility of the workforce;

•	the increasing needs of businesses and individuals for increased storage capacity on their mobile computers;

•	the continuing development of software applications to manage multimedia content; and

•	the increasing use of broadband Internet, including content downloaded from the Internet onto mobile hard drives.

We expect the mobile PC market to continue to grow faster than the desktop or enterprise markets in the next five years. As the mobile PC market continues to evolve to a higher volume market, we believe customers are placing increased emphasis on attributes such as quality, availability, reliability, execution, flexibility, capacity, performance, power and the competitive cost structures of their hard drive suppliers. These are the same attributes that have been emphasized for many years by customers in the high-volume desktop PC market.

Enterprise Market

The enterprise market for hard drives includes workstations, servers, network attached storage, storage area networks, other computing systems or subsystems, network-communications and video surveillance. Hard drives for this market utilize three principal interfaces; Fibre Channel Arbitrated Loop (“FC-AL”); SAS interface technology; or SATA. SATA hard drives typically cost customers less than SAS or FC-AL hard drives while offering higher capacities and maintaining similar reliability, scalability and performance.

We believe that enterprise uses of SATA hard drives will continue to increase. During the past few years, a new application has emerged with high-capacity SATA hard drives augmenting FC-AL and SAS hard drives, tape and optical media. This application, popularly referred to as “near-line” storage, has created a growth market because SATA hard drives access data more quickly than tape or optical solutions, quickly retrieve critical back-up or near-line data and are more cost effective than FC-AL and SAS hard drives. The low price per capacity of SATA drives has stimulated applications such as video surveillance, video editing/broadcasting and medical imaging. These applications represent segments of a growing market for high capacity storage in non-computing imaging and multimedia professions.

Enterprise-class SATA drives are becoming commonplace for IT infrastructure applications such as databases, scientific computing, surveillance, web content, web caching, web search engines and electronic mail. These applications have become an important market for high-capacity SATA hard drives. We believe that this market will consume a growing portion of the highest capacity hard drives in the next three years.

SATA technology is compatible with SAS technology, enabling customers the flexibility of incorporating SATA hard drives in SAS storage systems. We believe the units shipped in the enterprise-class SATA market was approximately 36% of the enterprise hard drive market in calendar 2009.

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

There is a trend towards centralization of information storage and delivery of Internet-based services through cloud computing. Cloud computing delivers shared resources, software and information to users on demand on a multitude of devices, such as client PCs and handheld computing devices. Most cloud computing models consist of services delivered through common data centers that utilize servers and hard drives designed for the enterprise market. The infrastructure to support cloud computing storage needs is driving the demand for both SAS and SATA enterprise-class hard drives.

Consumer Electronics Market

The use of hard drives in CE products has been a major growth area in recent years. Currently, the two largest segments of this market are:

•	video content in applications such as DVRs; and

•	hard drives in game consoles.

DVRs are available for use in home entertainment systems and offer enhanced capabilities such as pausing live television, simplifying the process of recording and cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. Additionally, digital video disk (“DVD”) recorders increasingly incorporate hard drives to allow for DVR functionality and faster recording of content onto removable DVDs. The market for these products favors larger capacity hard drives and continues to grow globally. We believe growth in this market will continue to build demand for higher capacity hard drives.

Game consoles are increasingly incorporating hard drives to improve the user experience. Hard drive technology enables users to save games, movies, music, pictures and other user generated content.

The proliferation in the CE market of more sophisticated mobile devices, including smartphones, portable media players and tablet computers, is driving the delivery of diverse content from hard drive intensive hosts. We believe this is one of the factors influencing increased sales of enterprise-class SATA drives. We also believe that multimedia handheld devices, such as video cameras and high-resolution still cameras, are enabling consumer production of expansive digital content that requires increasing amounts of small form-factor hard drive storage, as well as high-capacity desktop-class hard drives for editing, manipulation and long-term storage of such content.

External Hard Drive Market

Most new PC systems include high-speed external interfaces, such as USB 2.0, USB 3.0, external SATA, FireWiretm or Ethernet network connections, that permit users to supplement the storage space of their PC systems or home and small office networks with the use of external hard drives. Users store additional programs or multimedia content, and back up internal hard drives with external hard drives, as well as use mobile external hard drives for portability and security. External storage can often be the easiest, quickest or only way of adding additional storage capacity to either a desktop or notebook computer. We believe there is an increasing consumer awareness of the need and value of securely storing personal digital content through backup applications and devices. We believe there is a growing need for external storage as a way of expanding storage capacity in CE devices such as DVRs. We also believe there is a growing need for media players that enable consumers to play digital movies and music, view photos, and access the Internet, otherwise limited to being viewed on computer screens, from USB mass storage devices on their television or home theater system.

Solid-State Drive Market

The solid-state drive market consists primarily of solid-state drives which use semiconductor, non-volatile media that retains data even when power is not applied using either single-level cell or multilevel cell NAND media.

We believe that the demand for solid-state drives in certain markets has grown in part due to:

•	the increasing performance, measured by input/output per second, in enterprise applications;

•	the increasing premium performance applications in the desktop and notebook markets; and

•	the increasing requirements of the embedded systems market for high durability and long life cycles.

We expect the solid-state drive market to grow faster on a compounded annual growth rate basis than the hard drive market over the next four years, but will still remain a small portion of the total storage market on a unit basis.

Other Market Opportunities

We regularly review opportunities to apply our knowledge of data storage technology to markets that we do not currently serve. Based on significant investments we made over the last six years, we believe we have the technology building blocks to increase our overall market penetration and be a full-line hard drive supplier. Consistent with our measured and deliberate approach to new market entries in the recent past, our approach to additional new markets will be based on a careful assessment of the risks, rewards, requirements and profit potential of such actions.

Products

We offer a broad line of hard drives designed for various markets. We market our hard drives under brand names including WD Caviar®, WD RE, WD VelociRaptor®, WD Scorpio®, WD Elementstm, WD AV, WD ShareSpacetm, WD S25, My Passport®, My Book®, and My DVR Expandertm. These hard drives service the desktop PC, mobile PC, enterprise, CE and external hard drive markets, and can be found in products including desktop computers, notebook computers, enterprise storage, server, workstations, video surveillance equipment, networking products, DVRs, STBs and external storage appliances. We also offer a line of WD®-branded media players under the WD TVtm brand name, as well as a line of solid-state drives under the SiliconDrive® and SiliconEdge® brand names.

Desktop Hard Drive Products

The hard drives we design for the desktop PC market currently consist of 3.5-inch form factor products with capacities ranging from 80 GB to 2 TB. These products utilize either the EIDE or SATA interfaces, providing high performance while retaining ease of use and overall low cost of connection. The type of EIDE interface currently used in our hard drives is ATA/100, which signifies a burst data transfer rate of 100 megabytes per second, which is the maximum specified data transition that can be sustained under ideal conditions. The SATA interface available in the majority of our hard drives enables burst transfer rates of up to 6 gigabits (Gb) per second.

Mobile Hard Drive Products

Our hard drives used in mobile products typically include 2.5-inch form factor products with capacities ranging from 80 GB to 1 TB. Unit shipments into the mobile PC market currently represents the largest market for hard drives. Our product expansion, including a high-performance hard drive spinning at 7,200 RPM and producing ultra-high capacities for specific applications with a three platter platform, has enabled us to provide customers with a full-line of 2.5-inch mobile drives and helped us enhance our market position in this fast-growing market.

Enterprise Hard Drive Products

We offer multiple product lines to address enterprise market needs, including:

•	the WD S25 drive, which provides up to 300 GB of storage suitable for both mission-critical enterprise server and enterprise storage applications, as well as data centers and large data arrays;

•	the WD VelociRaptor® drive, which is a 600 GB, 10,000 RPM, 2.5-inch enterprise-class drive with the SATA interface for enterprise applications requiring high performance and high reliability;

•	the WD® RE family of drives, with capacities ranging from 160 GB to 2 TB. The WD® RE family serves the SATA market and has enhanced reliability features and ratings when contrasted to our desktop products; and

•	low-power versions of the WD® RE family of drives featuring WD GreenPower Technologytm, which reduces power consumption as much as 40 percent compared with standard hard drives. Lower power consumption reduces total cost of ownership for our customers by cutting energy costs and lowering operating temperatures, which contributes to longer reliability.

WD S25, WD VelociRaptortm and WD® RE drives may be used in, but are not limited to, applications such as databases, e-commerce and super computing in life science, oil and gas and similar industries, business records management, e-mail, file serving, web serving, near-line storage, medical records, engineering data management, video broadcasting and video security. The WD VelociRaptortm also has been popular for use in the high-end desktop PC market for applications including gaming, servers and advanced CAD/CAM (computer-aided design/computer-aided manufacturing) systems.

Consumer Electronics Products

We offer a line of hard drives under the WD® AV brand that are designed for use in products such as DVRs, STBs, karaoke systems, multi-function printers and gaming systems. WD® AV drives deliver the characteristics CE manufacturers seek most, which are quiet operation, low operating temperature, low power consumption specifications, high reliability and optimized streaming capabilities. We also offer low-power WD® AV drive models that feature the WD GreenPower Technologytm. Lower power consumption in our WD® AV drives results in cooler operation, which enhances long-term reliability. Our WD GreenPower Technologytm also quiets drive operation, which is an important attribute for our CE customers.

Branded Products

We sell a broad line of WD®-branded hard drive-based storage appliances, which are internal drives embedded into PC peripheral-style enclosures that have USB 2.0, USB 3.0, external SATA, FireWiretm and Ethernet network connections and include software that assists customers with back up, remote access and management of digital content. We sell these branded storage appliances, as well as related adapters and accessories, through retail store fronts, online stores and distributors. These include:

•	the 3.5-inch hard drive-based My Book® family of storage appliances, which are designed to reside on desktops as PC peripherals, as well as be connected to networks, and to simplify storage for mainstream consumers, and offer from 500 GB to 4 TB of capacity;

•	the 3.5-inch My DVR Expandertm series of external SATA (“eSATA”) and USB 2.0 storage appliances, which adds recording time to STBs with DVR capability. In addition, My Book® AV DVR Expander also allows for the transfer and storage of videos from certain camcorders;

•	the WD ShareSpacetm network-attached storage system, which offers capacities as high as 8 TB for home office or small office applications;

•	the 2.5-inch hard drive-based My Passporttm and WD Elementstm Portable series of USB 2.0 and FireWiretm storage devices, which, weighing less than one-half of a pound, offer from 250 GB to 1 TB of portable storage capacity. In addition, My Passporttm AV also allows for the transfer and storage of videos from certain camcorders; and

•	3.5-inch and 2.5-inch internal hard drives packaged with PC installation kits under the WD® brand for retail store sales.

We also sell a line of WD®-branded media players which are devices that enable users to play digital movies, music and photos from any of our WD®-branded external hard drives, other USB mass storage devices or the Internet, on a television or home theater system, independent of the PC. Our media players provide rich, high-definition playback and navigation up to 1080p, multiple ports to connect to multiple mass storage devices and access them simultaneously, high-definition multimedia interface ports to connect to the highest quality HDTV or home theater system and composite outputs to ensure compatibility with virtually all television sets.

Solid-State Drive Products

We offer a line of solid-state drives under the SiliconDrive® and WD SiliconEdge® brands that provide advanced storage technologies for the embedded systems and client PC markets. Our SiliconDrive® product family consists of 2.5-inch, Compact Flash (“CF”) and other small form factors with capacities ranging from 32 megabytes (“MB”) to 120 GB, interfaces that include SATA and Parallel Advanced Technology Attachment (“PATA”)/EIDE/CF and read/write speeds of up to 100/80 MB per second. Our SiliconDrive® products address the stringent embedded systems market requirements and ensure data integrity, eliminate unscheduled downtime, protect application data and software and provide for data security and protection through our patented and patent-pending PowerArmor®, SiSMART®, SolidStor®, SiSecuretm and LifeESTtm technologies. Our WD SiliconEdge® product family consists of 2.5-inch form factors, with capacities ranging from 64 GB to 256 GB, SATA interfaces, and read/write speeds of up to 250/170 MB per second. Our WD SiliconEdge® products are designed for both read-intensive client and consumer applications and write-intensive OEM applications. They also feature both multi-level cell and single-level cell semiconductor media as well as patented and patent-pending technologies, such as advanced wear-leveling, error correction control, and industry standard performance optimization commands such as TRIM and Native Command Queuing to ensure maximum drive performance and endurance with easy plug and play compatibility.

Research and Development

We devote substantial resources to development of new products and improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $611 million, $509 million and $464 million in 2010, 2009 and 2008, respectively.

Fiscal 2010 represented the ninth consecutive year of substantial growth in our research and development spending to support the significant broadening of our product and technology portfolios. Consistently over that nine-year period, we grew our research and development spending 441% from $113 million in fiscal 2001 to $611 million in fiscal 2010. As a result of this investment activity, we continue to expand our business beyond the desktop PC market into newer markets or markets in which we have not previously participated. Such investments have allowed us to execute against our strategic objective of revenue diversification to address the growth of new applications for hard drives and fast-growing new market opportunities.

For an additional discussion of risks related to our development of new products, see Item 1A of this Annual Report on Form 10-K.

Technology and Product Development

Hard drives record, store and retrieve digital data. Performance attributes of hard drives, such as their ability to access and transmit data and storage capacity, are currently better than removable disks, optical hard drives and tapes, and they are more cost-effective than semiconductor technology. The primary measures of hard drive performance include:

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

HDA: The HDA includes heads, magnetic media, head positioning mechanism (“actuator”) and spindle motor. A rigid base and top cover contain these components in a contamination-controlled environment. One or more disks positioned around a motor-driven spindle hub that rotates the disks comprise the disk-pack assembly. The disk is made up of a smooth substrate on which thin layers of magnetic materials are deposited. The head stack assembly (“HSA”) is comprised of a magnetic positioner, a pivot-arm module, on which the individual heads are mounted. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk.

PCBA: The PCBA includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector. The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the host computer, while the controller directs the flow of data to or from the disks and controls the heads. The location of data on each disk is logically maintained in concentric tracks divided into sectors. The host computer sends instructions to the controller to read data from or write data to the disks, based on logical track and sector locations. Guided by instructions from the controller, the HSA pivots in an arc across the disk until it reaches the selected track of a disk, where the data is recorded or retrieved.

Industry-standard interfaces allow the hard drive to communicate with the computer. Currently, the primary interfaces for PCs are PATA and SATA. The primary interfaces for enterprise systems are SATA, and the following, which we refer to as traditional enterprise: SCSI, SAS and FC-AL. As computer performance continues to improve, the hard drive will need to deliver information faster. We believe this will continue to drive the transition of the PC industry to higher speed interfaces, such as SATA and SAS, to facilitate the higher data transfer rates. We currently offer the SATA interface on our WD Caviar®, WD Scorpio®, WD® RE, WD VelociRaptor® and WD® AV hard drive families; the PATA interface on WD Caviar®, WD Scorpio® and WD®AV hard drive families; and the SAS interface on the WD S25 hard drive family.

The number of disks and each disk’s areal density (track density multiplied by bit density), which is a measure of the amount of data that can be stored on the recording surface of the disk per unit area, determines storage capacity of the hard drive. The higher the areal density, the more information can be stored on a single platter. Achieving a given drive capacity requires fewer disks and heads as the areal density increases, potentially reducing product costs over time through reduced component requirements. In September 2009, we began shipping our WD Caviar® Blacktm 3.5-inch 2 TB drives at 500 GB per platter areal density. In March 2010, we began shipping our WD Scorpio® Bluetm 2.5-inch 750 GB drives at 375 GB per platter areal density.

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

Solid-state drives record, store and retrieve digital data without any moving parts. Attributes, such as fast read/write speeds, low power consumption and robust durability offer greater performance than hard drives in some storage applications but are currently much more costly per GB and are available in much lower capacity points than hard drives. The main components of a solid-state drive are the system-on-chip and semiconductor media. The capacity of a solid-state drive is based on the total number of MB or GB of semiconductor media in the solid-state drive. Industry-standard storage interface protocols, such as SATA, PATA/CF and USB 2.0, allow the solid-state drive to communicate with the host system.

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

Original Equipment Manufacturers

Sales to OEMs, which include sales through ODMs, accounted for 51%, 54% and 51% of our net revenue in 2010, 2009 and 2008, respectively. For 2010 and 2008, no single customer accounted for 10% or more of our net revenue. For 2009, sales to Dell Inc. accounted for 10% of our net revenue. We believe that our success depends on our ability to maintain and improve our strong relationships with the leading OEMs.

OEMs evaluate and select their hard drive and solid-state drive suppliers based on a number of factors, including quality and reliability, storage capacities, performance characteristics, price, service and support, ease of doing business and the supplier’s long-term financial stability. OEMs typically seek to qualify two or more providers for each generation of products, and once an OEM has chosen its qualified vendors for a given product, it generally will purchase products from those vendors for the life of that product. To achieve success with OEM qualifications, a supplier must consistently offer products featuring leading technology, quality and reliability at acceptable capacity. Suppliers must quickly achieve volume production of each new generation of high quality and reliable hard drives or solid-state drives, requiring access to flexible, high-capacity, high-quality manufacturing capabilities.

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

Distributors

We use a broad group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors accounted for approximately 31%, 26% and 31% of our net revenue for 2010, 2009 and 2008, respectively. Distributors generally enter into non-exclusive agreements for specific territories with us for the purchase and redistribution of our products in those territories. We grant our distributors limited price protection.

Retailers

We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. Retailers accounted for approximately 18%, 20% and 18% of our net revenue for 2010, 2009 and 2008, respectively. The retail channel complements our other sales channels while helping to build brand awareness for WD and our products. Retailers supply end-users with our products to upgrade their computers, externally store their data for backup or mobility purposes and play their stored digital content or content accessed over the Internet on their television or home theater systems. We grant our retailers limited price protection. We also sell our branded products through our Web site.

Sales and Marketing

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of United States (“U.S.”) companies but do not include sales to U.S. subsidiaries of foreign companies, represented 81%, 80% and 76% of our net revenue for 2010, 2009 and 2008, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For an additional discussion regarding the risks related to sales to international customers, see Item 1A of this Annual Report on Form 10-K.

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

Competition

We compete primarily with manufacturers of hard drives for use in desktop, notebook, enterprise, CE and external storage products. Our competitors in the hard drive market include companies such as Hitachi Global Storage Technologies, Samsung Electronics Co. Ltd., Seagate Technology and Toshiba Corporation.

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

High-speed semiconductor media competes with hard drive products in some applications, such as consumer handheld devices and portable external storage. Semiconductor media is much faster in some applications than magnetic hard drives, but currently is not competitive in most applications using 3.5-inch and 2.5-inch form factor hard drives from a cost standpoint. Flash memory, a non-volatile semiconductor media, is currently much more costly and, while it has higher “read” performance attributes than hard drives, it has lower “write” performance attributes. Flash memory could become more competitive in the near future for additional applications requiring less storage capacity than that provided by hard drives. However, we believe that the traditional high-volume computing markets will remain the domain of 3.5-inch and 2.5-inch hard drives based on the hard drive industry’s attributes of reliability, availability, storage capacity and cost.

Our competitors in the external hard drive market include companies such as EMC Corporation, Hitachi Global Storage Technologies, LaCie S.A., Melco Holdings Inc. and Seagate Technology. Our competitors in the solid-state drive market include companies such as Intel Corporation, Micron Technology, Inc., Samsung Electronics Co. Ltd., Smart Modular Technologies, Inc. and STEC, Inc. Our competitors in the media player retail market include companies such as Apple Inc., EMC Corporation, LaCie S.A., Roku, Inc. and Seagate Technology.

For an additional discussion of risks related to competition, see Item 1A of this Annual Report on Form 10-K.

Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters of our fiscal year. This seasonality is a result of consumer spending at the beginning of the school year and during the holiday season.

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions, including Africa, Asia Pacific, Australia, Europe, India, Latin America, the Middle East and North America, to provide various levels of testing, processing and/or recertification of returned products for our customers.

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, execution skills and human resources to continue to be successful and have the ability to grow, as necessary, our manufacturing operations. To be competitive, we must manufacture high quality hard drives with industry leading time-to-volume production at competitive unit costs. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products, and high-quality components that we manufacture ourselves, while insisting that our suppliers provide high-quality components at competitive prices. The critical elements of our hard drive production are high volume and utilization, low cost assembly and testing, and establishment and maintenance of key supplier relationships. By establishing close relationships with our strategic component suppliers, we believe we access best-of-class technology and manufacturing quality. In addition, we believe that our sourcing strategy currently enables us to have the business flexibility needed to select the highest quality, low cost of ownership suppliers as product designs and technologies evolve.

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

We have magnetic media and substrate design and manufacturing facilities in Malaysia. We also have a magnetic media design and manufacturing facility in Singapore. We use these facilities to design and manufacture most of the magnetic media and substrates that we use in our products.

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

The major components used in the manufacture of our solid-state drives (the semiconductor media and system-on-chip) and in our media player (the controller) are acquired from third party suppliers.

We generally retain multiple suppliers for each of our component requirements but in some instances use sole sources for business reasons. We believe that components are generally available.

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

Employees

As of July 2, 2010, we employed a total of approximately 62,500 employees worldwide. This represents an increase in headcount of approximately 36% since July 3, 2009 and an increase of approximately 25% since June 27, 2008. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs, which we believe are, in the aggregate, competitive with those offered by our competitors. We and most of our competitors nevertheless have difficulty at times hiring and retaining certain skilled employees. We have engaged consultants and contract personnel to fill these needs until full-time employees could be recruited. We consider our employee relations to be good. For additional discussion of risks related to our skilled employees, see Item 1A of this Annual Report on Form 10-K.

Available Information

We maintain an Internet Web site at www.westerndigital.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our Web site at www.westerndigital.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the SEC. Any materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information about the operation of the Public Reference Room can also be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers of the Registrant

Listed below are all of our executive officers as of July 2, 2010, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

John F. Coyne	60	President and Chief Executive Officer
Timothy M. Leyden	58	Executive Vice President and Chief Financial Officer
Martin W. Finkbeiner	51	Executive Vice President, Operations
Raymond M. Bukaty	52	Senior Vice President, Administration, General Counsel and Secretary

Mr. Coyne, 60, has been a director since October 2006. He joined us in 1983 and has served in various executive capacities. From November 2002 until June 2005, Mr. Coyne served as Senior Vice President, Worldwide Operations, from June 2005 until September 2005, he served as Executive Vice President, Worldwide Operations and from November 2005 until June 2006, he served as Executive Vice President and Chief Operations Officer. Effective June 2006, he was named President and Chief Operating Officer. In January 2007, he became President and Chief Executive Officer. Mr. Coyne is a director of Jacobs Engineering Group Inc.

Mr. Leyden, 58, re-joined us in May 2007 as Executive Vice President, Finance, and was promoted to Executive Vice President and Chief Financial Officer in September 2007. From December 2001 to May 2007, Mr. Leyden served in senior finance capacities at Sage Software Inc. and Sage Software of California, subsidiaries of Sage Group PLC, a U.K. public company that supplies accounting and business management software to small and medium-sized businesses, including as Vice President, Finance and Chief Financial Officer from December 2001 to May 2004 and as Senior Vice President, Finance and Chief Financial Officer from May 2004 to May 2007. Mr. Leyden previously served in various worldwide finance, manufacturing and information technology capacities with us from 1983 to December 2000.

Mr. Finkbeiner, 51, joined us in 1992 and has served in various positions in program management, operations, engineering, and customer satisfaction. From October 2005 through November 2009, Mr. Finkbeiner served as Senior Vice President, Hard Drive Development. In November 2009 he was appointed to the position of Executive Vice President, Operations.

Mr. Bukaty, 52, joined us in 1999 as Vice President, Corporate Law. He was appointed to Vice President, General Counsel and Secretary in March 2002, and to Senior Vice President in January 2004, and assumed his current position as Senior Vice President, Administration, General Counsel and Secretary in October 2004. In July 2010, Mr. Bukaty announced his intention to retire from the Company, effective October 1, 2010.

Item 1A.	Risk Factors

Negative or uncertain global economic conditions could result in a decrease in our sales and revenue and an increase in our operating costs, which could adversely affect our business and operating results.

Negative or uncertain global economic conditions could cause many of our direct and indirect customers to delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers in each of the OEM, distribution and retail channels rely on credit financing in order to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

If industry demand slows significantly as a result of negative or uncertain global economic conditions or otherwise, we may have to take steps to align our cost structure with demand, which could result in impairment charges and have a negative impact on our operating results.

If demand slows significantly as a result of a deterioration in economic conditions or otherwise, we may need to execute restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.

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

Additionally, negative or uncertain global economic conditions increase the risk that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.

If our long-lived assets or goodwill become impaired, it may adversely affect our operating results.

Negative or uncertain global economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected.

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

The PC industry, which comprises a substantial portion of our revenue, is experiencing a shift in demand from 3.5-inch to 2.5-inch form factor disk drives. As a result, the market for 2.5-inch form factor drives is becoming increasingly dominated by large brand OEM customers. These OEM customers may be able to command increased leverage in negotiating prices and other terms of sale. If we are not successful in responding to these changes in the market for smaller form factor drives, our business may suffer.

In addition, during past economic downturns, as well as over the past few years, the consumer market for computers has shifted significantly towards lower priced systems, and we therefore expect this trend to continue in light of current global economic conditions. If we are not able to continue to offer a competitively priced hard drive for the low-cost PC market, our share of that market will likely fall, which could harm our operating results.

The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as content increasingly converts to digital technology from the older analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives may be found in many products other than computers, such as various CE devices. However, there has also been a recent rapid growth in CE devices that do not contain a hard drive (such as tablet computers and smartphones). If device-makers are successful in achieving customer acceptance of these devices as a replacement for traditional computing applications that contain hard drives, or if we are not successful in adapting our product offerings to include alternative storage solutions that address these devices, then demand for our products may decrease, which could adversely affect our operating results.

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

During the year ended July 2, 2010, a large percentage of our revenue, 53%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated.

We warrant the majority of our products for periods of one to five years. We test our hard drives in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, a product recall or epidemic failure may damage our reputation or customer relationships, and may cause us to lose market share with our customers, including our OEM and ODM customers.

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

While we make most of our own heads and magnetic media for some of our product families, we do, according to our sourcing strategy, purchase some percentage of our required heads and magnetic media from our external supply base. In addition, we purchase a majority of our other components, including all mechanical and electronic components, from our external supply base. For certain components, we use multiple suppliers that deploy different technology or processes, and we must successfully integrate components from these suppliers in our products. Accordingly, we must maintain effective relationships with our supply base to source our component needs, develop compatible technology, and maintain continuity of supply at reasonable costs. If we fail to maintain effective relationships with our supply base, or if we fail to integrate components from our suppliers effectively, this may adversely affect our ability to develop and deliver the best products to our customers and our profitability could suffer. For example, in August 2003, we settled litigation with a supplier who previously was the sole source of read channel devices for our hard drives. As a result of the disputes that gave rise to the litigation, our profitability was at risk until another supplier’s read channel devices could be designed into our products. Similar disputes with other strategic component suppliers could adversely affect our operating results.

Violation of applicable laws, including labor or environmental laws, and certain other practices by our suppliers could harm our business.

We expect our suppliers, sub-suppliers and sub-contractors (collectively referred to as “suppliers”) to operate in compliance with applicable laws and regulations, including labor and environmental laws, and to otherwise meet our required supplier standards of conduct. While our internal operating guidelines promote ethical business practices, we do not control our suppliers or their labor or environmental practices. The violation of labor, environmental or other laws by any of our suppliers, or divergence of a supplier’s business practices from those generally accepted as ethical in the U.S., could harm our business by:

•	interrupting or otherwise disrupting the shipment of our product components;

•	damaging our reputation;

•	forcing us to find alternate component sources;

•	reducing demand for our products (for example, through a consumer boycott); or

•	exposing us to potential liability for our supplier’s wrongdoings.

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

In addition, certain equipment and consumables we use in our manufacturing or testing processes are available only from a limited number of suppliers. Some of this equipment and consumables use materials that at times could be in short supply. If these materials are not available, or are not available in the quantities we require for our manufacturing and testing processes, our ability to manufacture our products could be impacted, and we could suffer significant loss of revenue.

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

We make significant investments in research and development, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.

Over the past several years, our business strategy has been to derive a competitive advantage by moving from being a follower of new technologies to being a leader in the innovation and development of new technologies. This strategy requires us to make significant investments in research and development. There can be no assurance that these investments will result in viable technologies or products, or if these investments do result in viable technologies or products, that they will be profitable or accepted by the market. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations.

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

Furthermore, as we attempt to develop and implement new technologies, we may become more dependent on suppliers to ensure our access to components, technology and production equipment that accommodate the new technology. For example, advanced wafer and magnetic media manufacturing technologies have historically been developed for use in the semiconductor industry prior to the hard drive industry. However, successful implementation of the use of patterned magnetic media with hard drive magnetic media currently presents a significant technical challenge facing the hard drive industry but not the semiconductor industry. Therefore, our suppliers may not be willing to dedicate adequate engineering resources to develop manufacturing equipment for patterned magnetic media prior to a need for the equipment in the semiconductor industry. We believe that if new technologies, such as energy assisted magnetic recording, are not successfully implemented in the hard drive industry, then alternative storage technologies like solid-state storage may more rapidly overtake hard drives as the preferred storage solution for higher capacity storage needs. This result would put us at a competitive disadvantage and negatively impact our operating results.

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

As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, approximately 80% of our requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in our facilities in Penang, Malaysia and Tuas, Singapore. A majority of our high volume hard drive manufacturing operations are conducted in two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility. The manufacturing facilities of many of our suppliers are also in Asia near our facilities. A fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities would significantly affect our ability to manufacture hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. Similarly, a localized health risk affecting our employees at these facilities or the staff of our suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture, which would result in substantial harm to our operating results.

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

Manufacturing outside the U.S. and marketing our products globally subjects us to numerous risks.

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

We are vulnerable to system failures or attacks, which could harm our business.

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

We may be or become subject to various state, federal and international laws and regulations governing our environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our component suppliers timely comply with such laws and regulations, which may result in an increase in our operating costs. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. In addition, climate change legislation in the U.S. is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which would have a materially adverse effect on our business, financial condition and operating results.

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

Because we manufacture and sell our products abroad, our revenue, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from Japanese and other non-U.S. based vendors. If the U.S. dollar continues to weaken against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. If this occurs, it would have a negative impact on our operating results.

Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the U.S. Therefore, as a substantial portion of our sales are from countries outside the U.S., fluctuations in currency exchanges rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could adversely impact demand and revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside the U.S.

We have attempted to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, foreign exchange contracts. However, these contracts do not cover our full exposure and can be canceled by the counterparty if currency controls are put in place. Currently, we hedge the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling with foreign exchange contracts.

Increases in our customers’ credit risk could result in credit losses and an increase in our operating costs.

Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as ODMs, that provide manufacturing services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our OEM and distribution channel sales into emerging economies such as Brazil, Russia, India and China, the customers with the most success in these regions may have relatively short operating histories, making it more difficult for us to accurately assess the associated credit risks. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, would increase our operating costs, which may negatively impact our operating results.

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

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:

•	price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•	inventory adjustments for write-down of inventories to lower of cost or market value (net realizable value);

•	reserves for doubtful accounts;

•	accruals for product returns;

•	accruals for warranty costs related to product defects;

•	accruals for litigation and other contingencies;

•	liabilities for unrecognized tax benefits; and

•	expensing of stock-based compensation.

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

Our most recent evaluation resulted in our conclusion that as of July 2, 2010, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective or if we identify a material weakness or significant deficiency in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

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

Our corporate headquarters are located in Lake Forest, California. The Lake Forest facilities consist of approximately 270,000 square feet of leased space and house our management, research and development, administrative and sales staff. We lease one facility in Irvine, California, consisting of approximately 60,000 square feet, which we use to house research and development, administrative and customer support staff. In addition, we lease one facility in Aliso Viejo, California, consisting of approximately 34,000 square feet, which we assumed in connection with our acquisition of SiliconSystems, Inc. and which we use to house research and development, administrative and sales staff. We have entered into a new lease agreement whereby we will relocate our Lake Forest corporate headquarters and consolidate our existing Irvine and Aliso Viejo, California functions to approximately 365,000 square feet of leased space in Irvine, California. The relocation and consolidation of our corporate headquarters is expected to occur in various phases beginning in the first quarter of fiscal 2011 and continuing through the second quarter of fiscal 2012.

In Fremont, California, we own facilities consisting of approximately 286,000 square feet, which we use for head wafer fabrication, research and development and warehousing. In San Jose, California, we lease facilities consisting of approximately 401,000 square feet, which we use for research and development. In Phoenix, Arizona, we own wafer fabrication facilities consisting of approximately 545,000 square feet, which we presently lease to a third party but plan to occupy in late fiscal 2011. In Longmont, Colorado, we lease one facility consisting of approximately 43,000 square feet, which we use for research and development. We also lease office space in various other locations throughout the world primarily for research and development and sales and technical support.

We own manufacturing facilities in Kuala Lumpur, Malaysia, consisting of approximately 1,054,000 square feet (which includes a facility of approximately 479,000 square feet acquired during fiscal 2010), which we use for assembly of hard drives, printed circuit boards and HSAs. We also own manufacturing facilities in Penang and Johor, Malaysia, consisting of approximately 800,000 and 243,000 square feet, respectively, and we own and lease manufacturing facilities in Tuas, Singapore, consisting of approximately 311,000 square feet, all of which we use for our magnetic media operations. We also own manufacturing facilities in Navanakorn, Thailand, consisting of approximately 226,000 square feet, which we use for assembly of hard drives and HSAs, and facilities in Bang Pa-In, Thailand, consisting of approximately 901,000 square feet, which we use for slider fabrication, the assembly of hard drives, HGAs and HSAs, and research and development.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 4, 2010 was 1,877.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

The high and low sales prices of our common stock, as reported by the NYSE, for each quarter of 2010 and 2009 are as follows:

	First	Second	Third	Fourth

2010
High	$37.70	$44.96	$47.44	$45.09
Low	$24.68	$33.24	$36.22	$29.56
2009
High	$36.15	$21.47	$20.25	$27.50
Low	$20.65	$9.48	$10.81	$18.14

We did not make any repurchases of our common stock during the quarter ended July 2, 2010.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended July 2, 2010. The graph assumes that $100 was invested in our common stock at the close of market on July 1, 2005, and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 7/1/05)

Total Return Analysis

	7/1/05	6/30/06	6/29/07	6/27/08	7/3/09	7/2/10
Western Digital Corporation	100.00	143.97	140.63	253.42	190.55	219.48
S&P 500 Index	100.00	108.63	131.00	113.81	83.98	96.09
Dow Jones US Technology Hardware & Equipment Index	100.00	103.60	130.21	115.27	92.66	113.69

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

	July 2,	July 3,	June 27,	June 29,	June 30,
	2010	2009	2008	2007	2006
	(in millions, except per share and employee data)

Revenue, net	$9,850	$7,453	$8,074	$5,468	$4,341
Gross margin	$2,401	$1,337	$1,739	$900	$829
Net income	$1,382	$470	$867	$564	$395
Net income per common share:
Basic	$6.06	$2.12	$3.92	$2.57	$1.84
Diluted	$5.93	$2.08	$3.84	$2.50	$1.76
Working capital	$2,697	$1,705	$1,167	$899	$633
Total assets	$7,328	$5,291	$4,875	$2,901	$2,073
Long-term debt	$294	$400	$482	$10	$19
Shareholders’ equity	$4,709	$3,192	$2,696	$1,716	$1,157
Number of employees	62,500	45,991	50,072	29,572	24,750

No cash dividends were paid for the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Annual Report on Form 10-K immediately prior to Part I, under the heading “Forward-Looking Statements.” Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Item 1A of this Annual Report on Form 10-K, and any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Our Company

We design, develop, manufacture and sell hard drives. A hard drive is a device that uses one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are key components of computers, including desktop and notebook computers (“PCs”), data storage subsystems and many consumer electronic (“CE”) devices.

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and enterprise applications such as servers, workstations, network attached storage, storage area networks and video surveillance equipment. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”) and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products by integrating them into finished enclosures, embedding application software and offering the products as WD®-branded external storage appliances for personal data backup and portable or expanded storage of digital music, photographs, video and other digital data.

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 3.5-inch and 2.5-inch form factor drives, having capacities ranging from 80 gigabytes (“GB”) to 2 terabytes (“TB”), nominal rotation speeds up to 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”), Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (Small Computer System Interface) (“SAS”). We also embed our hard drives into WD®-branded external storage appliances using interfaces such as Universal Serial Bus (“USB”) 2.0, USB 3.0, external SATA, FireWiretm and Ethernet network connections with capacities of 160 GB up to 8 TB. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our WD GreenPower Technologytm.

We also design, develop, manufacture and sell solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the embedded systems and client PC markets. A media player is a device that connects to a user’s television, the Internet or home theater system and plays digital movies, music and photos from any of our WD®-branded external hard drives, other USB mass storage devices or content services accessed over the Internet. We sell our media players worldwide to resellers and retailers under the WD® brand.

In November 2009, we entered the traditional enterprise market with the WD S25, 2.5-inch, SAS interface hard drives. The WD S25 drive provides up to 300 GB of storage suitable for both mission-critical enterprise server and enterprise storage applications, as well as data centers and large data arrays.

Results of Operations

Fiscal 2010 Overview

In 2010, our net revenue increased by 32% to $9.8 billion on hard drive shipments of 194 million units as compared to $7.5 billion and 146 million units, respectively, in 2009. In 2010, 64% of our hard drive net revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications, and WD-branded product sales, as compared to 62% in 2009. Hard drive average selling price (“ASP”) decreased to $50 in 2010 from $51 in 2009. Gross margin percentage increased to 24.4% in 2010 from 17.9% in 2009. Operating income increased by $1.0 billion to $1.5 billion in 2010. Operating income was $519 million in 2009, which included a $14 million in-process research and development charge related to the acquisition of SiliconSystems, Inc. (“SiliconSystems”), $112 million of restructuring charges and an $18 million gain on the sale of assets from our substrate manufacturing facility in Sarawak, Malaysia. As a percentage of net revenue, operating income was 15.5% in 2010 compared to 7.0% in 2009. Net income in 2010 was $1.4 billion, or $5.93 per diluted share, compared to $470 million, or $2.08 per diluted share, in 2009.

On June 30, 2010, we acquired the facilities, equipment, intellectual property and working capital of the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd. (“Hoya”). The acquisition is intended to augment our existing magnetic media operations, strengthening our ability to meet anticipated growth in demand for hard drives. The cost of the acquisition was approximately $233 million and was funded with available cash.

For the September quarter, we expect our revenue to be relatively flat with the June quarter as a result of lower than historical demand growth rates and competitive pricing conditions.

Summary Comparison of 2010, 2009 and 2008

The following table sets forth, for the periods presented, summary information from our consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Years Ended
	July 2, 2010		July 3, 2009		June 27, 2008

Revenue, net	$9,850	100.0%	$7,453	100.0%	$8,074	100.0%
Gross margin	2,401	24.4	1,337	17.9	1,739	21.5
R&D and SG&A	876	8.9	710	9.5	684	8.5
Acquired in-process research and development	—	—	14	0.2	49	0.6
Restructuring and other, net	—	—	94	1.3	—	—
Operating income	1,525	15.5	519	7.0	1,006	12.4
Other expense, net	(5)	(0.1)	(18)	(0.2)	(25)	(0.3)
Income before income taxes	1,520	15.4	501	6.7	981	12.1
Income tax provision	138	1.4	31	0.4	114	1.4
Net income	1,382	14.0	470	6.3	867	10.7

The following table sets forth, for the periods presented, summary information regarding unit shipments, ASPs and revenues by geography, channel and product (in millions, except percentages and ASPs):

	Years Ended
	July 2,	July 3,	June 27,
	2010	2009	2008

Net revenue	$9,850	$7,453	$8,074
Unit shipments*	194	146	133
ASPs (per unit)*	$50	$51	$59
Revenues by Geography(%)
Americas	24%	24%	31%
Europe, Middle East and Africa	23	27	30
Asia	53	49	39
Revenues by Channel(%)
OEMs	51%	54%	51%
Distributors	31	26	31
Retailers	18	20	18
Revenues by Product(%)
Non-desktop sources	64%	62%	56%
Desktop hard drives	36	38	44

*	Based on sales of hard drive units only. Non-hard drive units were not material.

In accordance with accounting principles generally accepted in the United States U.S. (“U.S. GAAP”), operating results for Hoya, SiliconSystems, and Komag, Incorporated (“Komag”) which were acquired on June 30, 2010, March 27, 2009 and September 5, 2007, respectively, prior to the dates of their acquisitions are not included in our operating results.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Revenue.  Net revenue was $9.8 billion for 2010, an increase of 32% from 2009. Total hard drive shipments increased to 194 million units as compared to 146 million units for the prior year. The increase in net revenue resulted primarily from an increase in unit shipments due to the strong demand for hard drives, particularly in the mobile PC market. We shipped 80 million mobile drives in 2010 as compared to 55 million units in 2009. The increase in mobile unit shipments was driven by continued strength in notebook and netbook PC demand, coupled with increased customer preference for our product offerings.

Changes in revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics, as well as demand strength in Asia, which continues to be driven by the concentration of global manufacturing in that region. Changes in revenue by channel are a result of normal fluctuations in market demand and competitive dynamics.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2010, these programs represented 8% of gross revenues compared to 11% in 2009. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin.  Gross margin for 2010 was $2.4 billion, an increase of $1.1 billion, or 80% over the prior year. Gross margin as a percentage of net revenue increased to 24.4% in 2010 from 17.9% in 2009. This increase was primarily due to higher volume, lower costs, a favorable product mix and a moderate pricing environment.

Operating Expenses.  Total research and development (“R&D”) expense and selling, general and administrative (“SG&A”) expense decreased to 8.9% of net revenue in 2010 compared to 9.5% in 2009. R&D expense was $611 million in 2010, an increase of $102 million, or 20% over the prior year. This increase in R&D expense was primarily due to a $68 million increase relating to product development to support new programs and a $34 million increase in variable incentive compensation. As a percentage of net revenue, R&D expense decreased to 6.2% in 2010 compared to 6.8% in 2009 primarily due to an increase in net revenue in 2010 compared to 2009. SG&A expense was $265 million in 2010, an increase of $64 million, or 32%, as compared to 2009. This increase in SG&A expense was primarily due to $27 million of expense related to litigation settlements, a $19 million increase in variable incentive compensation and an $18 million increase in the expansion of our sales and marketing presence into new regions. SG&A expense as a percentage of net revenue remained consistent at 2.7% in 2010 and 2009.

During 2009, we recorded a $14 million in-process research and development charge related to the acquisition of SiliconSystems. This charge relates to projects that were not ready for commercial production and had no alternative future use and, therefore, the fair value of the development effort did not qualify for capitalization and was immediately expensed. During 2009, we also recorded $112 million in restructuring charges and an $18 million gain on the sale of our substrate manufacturing facility, and related assets, in Sarawak, Malaysia.

Other Income (Expense).  Other expense, net was $5 million in 2010 compared to $18 million in 2009. This decrease was primarily due to no impairment charges related to our auction-rate securities in 2010, compared to $10 million in other-than-temporary losses in 2009, as well as decreases in the variable interest rate on a lower amount of debt.

Income Tax Provision.  Income tax expense was $138 million in 2010 as compared to $31 million in 2009. Tax expense as a percentage of income before taxes was 9% in 2010 compared to 6% for 2009. In 2009, income tax expense included a provision of $42 million offset by $6 million in tax benefits related to the extension of the U.S. Federal research and development tax credit enacted into law in October 2008, and a favorable adjustment of $5 million to previously recorded tax accruals and credits. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.

We recognized a net $94 million increase in the liability for unrecognized tax benefits during 2010. As of July 2, 2010, we had approximately $230 million of unrecognized tax benefits which, if recognized, would decrease the effective tax rate in subsequent years.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Revenue.  Net revenue was $7.5 billion for 2009, a decrease of 8% from 2008. Total unit shipments of hard drives increased to 146 million as compared to 133 million for the prior year. The decrease in revenue primarily resulted from a decline in our ASPs which reflected a more competitive pricing environment, particularly in the notebook and branded markets. The decline in our ASPs was partially offset by an increase in unit shipments of mobile drives. We shipped 56 million mobile drives in 2009 as compared to 37 million units in 2008. The increase in mobile unit shipments was driven by continued strength in notebook and netbook PC demand, coupled with increased customer preference for our product offerings.

Changes in revenue by geography and by channel generally reflect normal fluctuations in market demand and competitive dynamics as well as demand strength in Asia, which continued to be driven by the concentration of global manufacturing in that region. Changes in revenue by channel are a result of increases in sales of mobile hard drives to OEMs.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2009, these programs represented 11% of gross revenues compared to 10% in 2008. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin.  Gross margin for 2009 was $1.3 billion, a decrease of $402 million, or 23% over the prior year. Gross margin percentage decreased to 17.9% in 2009 from 21.5% in 2008. This decrease is due to a more competitive pricing environment primarily resulting from an increase in product offerings in the mobile and branded markets.

Operating Expenses.  Total R&D expense and SG&A expense increased to 9.5% of net revenue in 2009 compared to 8.5% in 2008. R&D expense was $509 million in 2009, an increase of $45 million, or 10% over the prior year. This increase in R&D expense includes $76 million relating to product development to support new programs offset by a $31 million decrease in variable incentive compensation. As a percentage of net revenue, R&D expense increased to 6.8% in 2009 compared to 5.7% in 2008 primarily due to continued investment in product development. SG&A expense was $201 million in 2009, a decrease of $19 million, or 8.6%, as compared to 2008. This decrease in SG&A expense primarily resulted from a $19 million decrease in variable incentive compensation and a $6 million insurance recovery, offset by a $6 million net increase in the expansion of our sales and marketing presence into new regions. SG&A expense was 2.7% as a percentage of net revenue in both 2009 and 2008.

During 2009, we recorded a $14 million in-process research and development charge related to the acquisition of SiliconSystems. During 2008, we recorded a $49 million in-process research and development charge related to the acquisition of Komag. These charges relate to projects that were not ready for commercial production and had no alternative future use and, therefore, the fair value of the development effort did not quality for capitalization and was immediately expensed. During 2009, we also recorded $112 million in restructuring charges and an $18 million gain on the sale of our substrate manufacturing facility, and related assets, in Sarawak, Malaysia.

Other Income (Expense).  Net interest and other expense was $18 million in 2009 compared to $25 million in 2008. This change was primarily due to a decrease in the variable interest rate on our debt and a $3 million decrease in losses on our auction-rate securities.

Income Tax Provision.  Income tax expense was $31 million in 2009 compared to $114 million in 2008. Tax expense as a percentage of income before taxes was 6% in 2009 compared to 12% for 2008. In 2009, income tax expense included a provision of $42 million offset by $6 million in tax benefits related to the extension of the U.S. Federal research and development tax credit, enacted into law in October 2008, and a favorable adjustment of $5 million to previously recorded tax accruals and credits. In 2008, tax expense included net charges of $60 million for taxes incurred upon the license of certain intellectual property to a foreign subsidiary in our first fiscal quarter. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.

We recognized a $29 million increase in the liability for unrecognized tax benefits during 2009. As of July 3, 2009, we had approximately $136 million of unrecognized tax benefits which, if recognized, would decrease the effective tax rate in subsequent years.

Liquidity and Capital Resources

We ended 2010 with total cash and cash equivalents of $2.7 billion, an increase of $940 million from July 3, 2009. The following table summarizes our statements of cash flows for the three years ended July 2, 2010:

	Years Ended
	July 2,	July 3,	June 27,
	2010	2009	2008

Net cash flow provided by (used in):
Operating activities	$1,942	$1,305	$1,399
Investing activities	(986)	(551)	(1,321)
Financing activities	(16)	(64)	326

Net increase in cash and cash equivalents	$940	$690	$404

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

Operating Activities

Net cash provided by operating activities during 2010 was $1.9 billion as compared to $1.3 billion for 2009 and $1.4 billion for 2008. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital was $37 million for 2010 as compared to net cash provided by working capital changes of $198 million for 2009 and $22 million for 2008.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The average quarterly cash conversion cycles for the three years ended 2010 were as follows:

	Years Ended
	July 2,	July 3,	June 27,
	2010	2009	2008

Days sales outstanding	46	47	46
Days in inventory	23	26	27
Days payables outstanding	(72)	(67)	(67)

Cash conversion cycle	(3)	6	6

For 2010, our average days sales outstanding (“DSOs”) decreased by 1 day, days in inventory (“DIOs”) decreased by 3 days, and days payables outstanding (“DPOs”) increased by 5 days. The decreases in average DSOs and DIOs were primarily the result of the strong demand environment that existed during the first three quarters of 2010, which led to better sales linearity and faster inventory turns during the corresponding period. DSOs and DIOs for the fourth quarter were 48 and 28, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Net cash used in investing activities for 2010 was $986 million as compared to $551 million for 2009 and $1.3 billion for 2008. During 2010, cash used in investing activities consisted primarily of $737 million for capital expenditures, $233 million used for the acquisition of the magnetic media sputtering operations of Hoya and $20 million used for the acquisition of a semiconductor wafer fabrication facility. During 2009, cash used in investing activities consisted primarily of $519 million for capital expenditures and $63 million for the acquisition of SiliconSystems, net of cash acquired, partially offset by $29 million in proceeds from the sale of property and equipment. During 2008, cash used in investing activities consisted of $927 million for the acquisition of Komag, net of cash acquired, and $615 million for capital expenditures, partially offset by net cash provided by short-term investment activity of $221 million. Capital expenditures in 2010 primarily consisted of the expansion of our head wafer fabrication facilities, continued investment in advanced head technologies and increased capacity for our broadening and growing product portfolio.

For fiscal 2011, we expect capital expenditures to be between 7% and 8% of revenue, plus approximately $200 million related to the conversion of our head wafer fabrication facilities to utilize 8-inch wafers from 6-inch wafers and expenditures to optimize the output from our recently acquired magnetic media sputtering operations. We expect depreciation and amortization to be approximately $650 million for fiscal 2011.

Our cash equivalents are invested in highly liquid money market funds which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the consolidated balance sheet. The estimated market values of these investments are subject to fluctuation. During the year ended July 2, 2010, we sold $3 million of auction-rate securities, reducing the carrying value of these investments to $15 million.

Financing Activities

Net cash used by financing activities for 2010 was $16 million as compared to $64 million for 2009. Net cash provided by financing activities was $326 million for 2008. Net cash used by financing activities in 2010 consisted of $82 million used to repay long-term debt, partially offset by a net $66 million provided by employee stock plans. Net cash used by financing activities in 2009 consisted of $36 million used to repurchase our common stock, $27 million used to repay long-term debt and a net $1 million used by employee stock plans. Net cash provided by financing activities in 2008 consisted of $500 million in net proceeds from debt and a net $149 million provided by employee stock plans, offset by a $250 million repayment of convertible debentures assumed in the acquisition of Komag, $60 million used to repurchase our common stock and $13 million used to repay other long-term debt.

Off-Balance Sheet Arrangements

Other than facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Contractual Obligations and Commitments” below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations and commercial commitments as of July 2, 2010 (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current portion	$400	$106	$294	$—	$—
Operating leases	99	15	27	22	35
Unrecognized tax benefits	135	—	14	121	—
Purchase obligations	4,210	3,566	637	6	1

Total	$4,844	$3,687	$972	$149	$36

Long-Term Debt

In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement that provided for a $500 million term loan facility. As of July 2, 2010, the remaining balance of the term loan facility was $400 million, which requires principal payments totaling $106 million in 2011, $144 million in 2012 and $150 million in 2013. See Part II, Item 8, Note 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Foreign Exchange Contracts

We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part II, Item 7A, under the heading “Disclosure About Foreign Currency Risk,” for a description of our current foreign exchange contract commitments and Part II, Item 8, Notes 1 and 11 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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

Unrecognized Tax Benefits

As of July 2, 2010, our total cash liability representing unrecognized tax benefits was $135 million. We estimate the timing of the future payments of these liabilities to be within the next two to five years. See Part II, Item 8, Note 9 in the Notes to Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our tax liability for unrecognized tax benefits.

Stock Repurchase Program

Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005, through July 2, 2010, we have repurchased 18 million shares for a total cost of $284 million. We expect stock repurchases to be funded principally by operating cash flows. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We did not make any repurchases of common stock under the authorized stock repurchase program during 2010. Subsequent to July 2, 2010 through August 13, 2010, we repurchased 1.8 million shares for a total cost of $50 million.

Critical Accounting Policies and Estimates

We have prepared the accompanying consolidated financial statements in accordance with U.S. GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since 2008, total sales incentive and marketing programs have ranged from 7% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.1% of quarterly gross revenue since the first quarter of fiscal 2008.

We record an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, we routinely analyze the different receivable aging categories and establish reserves based on a combination of past due receivables and expected future losses based primarily on our historical levels of bad debt losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if our overall loss history changes significantly, an adjustment in our allowance for doubtful accounts would be required, which could materially affect operating results.

We establish provisions against revenue and cost of revenue for sales returns in the same period that the related revenue is recognized. We base these provisions on existing product return notifications. If actual sales returns exceed expectations, an increase in the sales return accrual would be required, which could materially affect operating results.

Warranty

We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help prepare our estimates and assist us in exercising judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part II, Item 8, Note 4 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information, and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require a write down of inventory that could materially affect operating results.

Litigation and Other Contingencies

We disclose material contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Refer to Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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

We recognize liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits and materially affect our operating results.

Stock-Based Compensation

We account for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan (“ESPP”) purchase rights are estimated using the Black-Scholes-Merton option-pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. We are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially affected.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for us was the first quarter of fiscal 2010. Our adoption of the provisions of ASC 820 for non-financial assets and non-financial liabilities in the first quarter of fiscal 2010 had no impact on our consolidated financial statements.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us was the first quarter of fiscal 2010. ASC 805 impacted our consolidated financial statements for business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010. For business combinations in which the acquisition date was before the adoption date, the provision of ASC 805 requires changes in the amount of income tax uncertainties to be recognized in earnings rather than as an adjustment to the accounting for prior business combinations. Our adoption of ASC 805 in the first quarter of fiscal 2010 did not have a material impact on our consolidated financial statements.

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

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements,” and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for fiscal periods beginning on or after June 15, 2010, which for us is the first quarter of fiscal 2011. We are currently evaluating the impact that ASU 2009-13 and ASU 2009-14 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase forward exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges. See Part II, Item 8, Notes 1 and 11 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

As of July 2, 2010, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain

Foreign exchange contracts:
Thai Baht cash flow hedges	$789	32.78	$5
Thai Baht fair value hedges	$66	32.43	—
Malaysian Ringgit cash flow hedges	$265	3.36	6
Euro fair value hedges	$8	0.80	—
British Pound Sterling fair value hedges	$6	0.66	—

*	Expressed in units of foreign currency per U.S. dollar.

In 2010, 2009 and 2008, total net realized transaction and foreign exchange contract currency gains and losses were not material to our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 2, 2010 and July 3, 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 2, 2010. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of July 2, 2010 and July 3, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation and subsidiaries’ internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

August 13, 2010
Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Western Digital Corporation:

We have audited Western Digital Corporation and subsidiaries’ internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Western Digital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 2, 2010 and July 3, 2009, the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 2, 2010, and the related financial statement schedule, and our report dated August 13, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP

August 13, 2010
Irvine, California

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	July 2,	July 3,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$2,734	$1,794
Accounts receivable, net	1,256	926
Inventories	560	376
Other current assets	170	134

Total current assets	4,720	3,230
Property and equipment, net	2,159	1,584
Goodwill	146	139
Other intangible assets, net	88	89
Other non-current assets	215	249

Total assets	$7,328	$5,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,507	$1,101
Accrued expenses	281	247
Accrued warranty	129	95
Current portion of long-term debt	106	82

Total current liabilities	2,023	1,525
Long-term debt	294	400
Other liabilities	302	174

Total liabilities	2,619	2,099
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — None	—	—
Common stock, $.01 par value; authorized — 450 shares; issued and outstanding — 231 and 225 shares, respectively	2	2
Additional paid-in capital	1,022	896
Accumulated other comprehensive income	11	2
Retained earnings	3,674	2,292

Total shareholders’ equity	4,709	3,192

Total liabilities and shareholders’ equity	$7,328	$5,291

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended
	July 2,	July 3,	June 27,
	2010	2009	2008

Revenue, net	$9,850	$7,453	$8,074
Cost of revenue	7,449	6,116	6,335

Gross margin	2,401	1,337	1,739

Operating expenses:
Research and development	611	509	464
Selling, general and administrative	265	201	220
Acquired in-process research and development	—	14	49
Restructuring and other, net	—	94	—

Total operating expenses	876	818	733

Operating income	1,525	519	1,006
Other income (expense):
Interest income	4	9	27
Interest and other expense	(9)	(27)	(52)

Total other expense, net	(5)	(18)	(25)

Income before income taxes	1,520	501	981
Income tax provision	138	31	114

Net income	$1,382	$470	$867

Income per common share:
Basic	$6.06	$2.12	$3.92

Diluted	$5.93	$2.08	$3.84

Weighted average shares outstanding:
Basic	228	222	221

Diluted	233	226	226

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 2,	July 3,	June 27,
	2010	2009	2008

Cash flows from operating activities
Net income	$1,382	$470	$867
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	510	479	413
Stock-based compensation	60	47	37
Deferred income taxes	27	24	(2)
Loss on investments	—	10	13
Acquired in-process research and development	—	14	49
Non-cash portion of restructuring and other, net	—	63	—
Changes in:
Accounts receivable, net	(330)	92	(194)
Inventories	(148)	88	8
Accounts payable	270	(33)	114
Accrued expenses	67	23	38
Other assets and liabilities	104	28	56

Net cash provided by operating activities	1,942	1,305	1,399

Cash flows from investing activities
Purchases of property and equipment	(737)	(519)	(615)
Proceeds from the sale of property and equipment	—	29	—
Acquisitions, net of cash acquired	(253)	(63)	(927)
Purchases of investments	—	—	(105)
Sales and maturities of investments	4	2	326

Net cash used in investing activities	(986)	(551)	(1,321)

Cash flows from financing activities
Issuance of stock under employee stock plans	79	28	65
Taxes paid on vested stock awards under employee stock plans	(17)	(5)	(5)
Increase (decrease) in excess tax benefits from employee stock plans	4	(24)	89
Repurchases of common stock	—	(36)	(60)
Repayment of acquired convertible debentures	—	—	(250)
Proceeds from debt	—	—	1,510
Repayment of debt	(82)	(27)	(1,023)

Net cash provided by (used in) financing activities	(16)	(64)	326

Net increase in cash and cash equivalents	940	690	404
Cash and cash equivalents, beginning of year	1,794	1,104	700

Cash and cash equivalents, end of year	$2,734	$1,794	$1,104

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$11	$11
Cash paid for interest	$8	$14	$33
Supplemental disclosure of non-cash investing and financing activities:
Acquired convertible debentures	—	—	$248

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in millions)

					Additional	Accumulated Other		Total	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income

Balance at June 29, 2007	225	$2	(3)	$(51)	$811	$(1)	$955	$1,716
Employee stock plans			4	89	(31)			58
Stock based compensation					37			37
Increase in excess tax benefits from employee stock plans					89			89
Repurchase of common stock			(2)	(60)				(60)
Net income							867	867	$867
Unrealized loss on foreign exchange contracts						(11)		(11)	(11)

Balance at June 27, 2008	225	$2	(1)	$(22)	$906	$(12)	$1,822	$2,696	$856

Employee stock plans			2	58	(33)			25
Stock based compensation					47			47
Decrease in excess tax benefits from employee stock plans					(24)			(24)
Repurchase of common stock			(1)	(36)				(36)
Net income							470	470	$470
Unrealized gain on foreign exchange contracts						14		14	14

Balance at July 3, 2009	225	$2	—	—	$896	$2	$2,292	$3,192	$484

Employee stock plans	6				62			62
Stock based compensation					60			60
Increase in excess tax benefits from employee stock plans					4			4
Net income							1,382	1,382	$1,382
Unrealized gain on foreign exchange contracts						9		9	9

Balance at July 2, 2010	231	$2	—	—	$1,022	$11	$3,674	$4,709	$1,391

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Western Digital Corporation (the “Company” or “Western Digital” or “WD”) designs, develops, manufactures and sells hard drives. A hard drive is a device that stores data on one or more rotating magnetic disks (“magnetic media”) to allow fast access to data. The Company sells its products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers for use in computer systems, subsystems or consumer electronics (“CE”) devices, and to distributors, resellers and retailers. The Company’s hard drives are used in desktop computers, notebook computers, external storage appliances, enterprise applications, such as servers, workstations, network attached storage, storage area networks and video surveillance equipment, and CE applications, such as digital video recorders and satellite and cable set-top boxes.

The Company also designs, develops, manufactures and sells solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data. The Company sells its solid-state drives worldwide to OEMs and distributors for use in the embedded systems and client PC markets. A media player is a device that connects to a user’s television, the Internet or home theater system and plays digital movies, music and photos from any of the Company’s WD®-branded external hard drives, other USB mass storage devices or content services accessed over the Internet. The Company sells its media players worldwide to resellers and retailers under the WD® brand.

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company has a 52 or 53-week fiscal year. The 2010 fiscal year which ended on July 2, 2010 consisted of 52 weeks. The 2009 and 2008 fiscal years, which ended on July 3, 2009 and June 27, 2008, respectively, consisted of 53 and 52 weeks each, respectively.

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

On June 30, 2010, the Company acquired the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd (“Hoya”). On March 27, 2009, the Company acquired SiliconSystems, Inc. (“SiliconSystems”) and on September 5, 2007, the Company acquired Komag, Incorporated (“Komag”). The acquisitions are further described in Note 14. The results of operations of Hoya, SiliconSystems, and Komag since the dates of their acquisitions are included in the consolidated financial statements.

Cash and Cash Equivalents

The Company’s cash equivalents represent highly liquid investments in money market funds which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities with original maturities when purchased of three months or less.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The Company’s investments consist of auction-rate securities, which are primarily backed by insurance products with original maturities greater than three months. The Company has classified these investments as available-for-sale securities and they are carried at fair value within other non-current assets in the consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, investments, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities or, in the case of investments, these are recorded using appropriate market information. The carrying amount of debt approximates fair value because of its variable interest rate.

Concentration of Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At July 2, 2010 and July 3, 2009, the Company had reserves for potential credit losses of $6 million and $14 million, respectively, and net accounts receivable of $1.3 billion and $926 million, respectively. The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventory

The Company values inventory at the lower of cost (first-in, first out and weighted average methods) or net realizable value. The first-in, first-out (“FIFO”) method is used to value the cost of the majority of the Company’s inventories, while the weighted-average method is used to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by the Company. The Company has determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, precious metals are relieved from inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a first-in, first-out method. As of July 2, 2010 and July 3, 2009, 82% of the inventory was valued using the FIFO method with the remainder valued using the weighted average method. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information, and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of the Company’s products, which may require a write down of inventory that could materially affect operating results.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Long-Lived Assets

The total purchase price in a business combination is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during 2010, 2009 or 2008.

Other intangible assets consist primarily of technology acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company did not record any impairments to long-lived assets during 2010 or 2008. The Company recorded impairments to certain long-lived assets during 2009. See Note 13.

Revenue and Accounts Receivable

Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. The Company establishes provisions against revenue and cost of revenue for estimated sales returns in the same period that the related revenue is recognized based on existing product return notifications. If actual sales returns exceed expectations, an increase in the sales return accrual would be required, which could materially affect operating results.

In accordance with standard industry practice, the Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and the Company provides resellers and OEMs with other sales incentive programs. At the time the Company recognizes revenue to resellers and OEMs, a reduction of revenue is recorded for estimated price protection until the resellers sell such inventory to their customers and the Company also records a reduction of revenue for the other programs in effect. The Company bases these adjustments on several factors, including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from the Company’s expectations, the Company’s operating results could be materially affected. The Company also has programs under which it reimburses qualified distributors and retailers for certain marketing expenditures which are recorded as a reduction of revenue. Sales incentive and marketing programs are recorded as a reduction of revenue.

The Company records an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency, disputes or other collection issues. In addition, the Company routinely analyzes the different receivable aging categories and establishes reserves based on a combination of past due receivables and expected future losses based primarily on its historical levels of bad debt losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if the Company’s overall loss history changes significantly, an adjustment in the Company’s allowance for doubtful accounts would be required, which could materially affect operating results.

The Company establishes provisions against revenue and cost of revenue for sales returns in the same period that the related revenue is recognized. These provisions are based on existing product return notifications. If actual sales returns exceed expectations, an increase in the sales return accrual would be required, which could negatively affect operating results.

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help prepare estimates and assist the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may materially affect operating results. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected.

Litigation and Other Contingencies

The Company discloses material contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, the Company concludes that a loss is probable and reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See Note 5.

Advertising Expense

Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company included advertising costs of $7 million, $5 million, and $3 million in 2010, 2009 and 2008, respectively.

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The actual liability for unrealized tax benefit in any such contingency may be materially different from the Company’s estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits and materially affect our operating results.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	July 2,	July 3,	June 27,
	2010	2009	2008

Net income	$1,382	$470	$867

Weighted average shares outstanding:
Basic	228	222	221
Employee stock options and other	5	4	5

Diluted	233	226	226

Income per common share:
Basic	$6.06	$2.12	$3.92

Diluted	$5.93	$2.08	$3.84

Anti-dilutive potential common shares excluded*	1	6	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option-pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially affected.

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

The Company had outstanding forward exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling with aggregate notional amounts of $1.1 billion and $583 million at July 2, 2010 and July 3, 2009, respectively. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges.

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

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the consolidated financial statements for all years presented. See Notes 10 and 11 for additional disclosures related to foreign exchange contracts.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies which are consistent throughout the periods presented. However, actual results could differ materially from these estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, FASB issued ASC 820-10-65-1, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for the Company was the first quarter of fiscal 2010. The Company’s adoption of the provisions of ASC 820 for non-financial assets and non-financial liabilities in the first quarter of fiscal 2010 had no impact on its consolidated financial statements.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company was the first quarter of fiscal 2010. ASC 805 impacted the Company’s consolidated financial statements for business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010. For business combinations in which the acquisition date was before the adoption date, the provision of ASC 805 requires changes in the amount of income tax uncertainties to be recognized in earnings rather than as an adjustment to the accounting for prior business combinations. The Company’s adoption of ASC 805 in the first quarter of fiscal 2010 did not have a material impact on its consolidated financial statements.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2008, which for the Company was the first quarter of fiscal 2010. The Company’s adoption of ASC 350-30-65-1 in the first quarter of fiscal 2010 had no impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements,” and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for fiscal periods beginning on or after June 15, 2010, which for the Company is the first quarter of fiscal 2011. The Company is currently evaluating the impact that ASU 2009-13 and ASU 2009-14 will have on its consolidated financial statements.

Note 2.	Supplemental Financial Statement Data

	Years Ended
	July 2,	July 3,
	2010	2009
	(in millions)

Inventories:
Raw materials and component parts	$159	$97
Work-in-process	255	154
Finished goods	146	125

Total inventories	$560	$376

Property and Equipment:
Land and buildings	$675	$522
Machinery and equipment	3,470	2,533
Machinery and equipment recorded under capital leases	—	58
Furniture and fixtures	9	9
Leasehold improvements	69	53

Total property and equipment	4,223	3,175
Accumulated depreciation and amortization	(2,064)	(1,591)

Property and equipment, net	$2,159	$1,584

Note 3.	Debt

Long-term debt consisted of the following as of July 2, 2010 and July 3, 2009 (in millions):

	2010	2009

Term loan	$400	$481
Capital lease obligations	—	1

Total debt	400	482
Less amounts due in one year	(106)	(82)

Long-term debt	$294	$400

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility

In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement that provided for a $750 million unsecured loan consisting of a $500 million term loan facility (“Term Loan”) and a $250 million revolving credit facility. The Company voluntarily terminated the $250 million revolving credit facility during its fourth fiscal quarter of 2010. As of July 2, 2010, the Term Loan had a variable interest rate of 1.63% and a remaining balance of $400 million, which requires principal payments totaling $106 million in 2011, $144 million in 2012 and $150 million in 2013. The Term Loan has a maturity date of February 11, 2013. The Credit Facility requires WDTI to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict WDTI’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. As of July 2, 2010, WDTI was in compliance with all covenants.

Note 4.	Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property that expire at various dates through 2020. Rental expense under these operating leases, including month-to-month rentals, was $22 million, $21 million and $18 million in 2010, 2009 and 2008, respectively. Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 2, 2010 are as follows (in millions):

2011	$15
2012	13
2013	14
2014	12
2015	10
Thereafter	35

Total future minimum payments	$99

Product Warranty Liability

Changes in the warranty accrual for 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008

Warranty accrual, beginning of period	$123	$114	$90
Charges to operations	183	126	106
Utilization	(138)	(111)	(73)
Changes in estimate related to pre-existing warranties	2	(6)	(9)

Warranty accrual, end of period	$170	$123	$114

Accrued warranty also includes amounts classified in non-current other liabilities of $41 million at July 2, 2010 and $28 million at July 3, 2009.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Purchase Agreements

The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. The Company expects these commitments to total approximately $529 million for 2011, $634 million for 2012, and approximately $3 million a year for 2013 through 2015.

Note 5.	Legal Proceedings

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

Intellectual Property Litigation

On December 8, 2008, plaintiffs MagSil Corporation and the Massachusetts Institute of Technology filed a complaint in the District of Delaware against the Company and seven other companies in the disk drive industry alleging infringement of U.S. Patent Nos. 5,629,922 and 5,835,314. The complaint sought unspecified monetary damages and injunctive relief. The asserted patents allegedly relate to tunneling magneto resistive technology. MagSil and the Company executed a Confidential Settlement Agreement on June 22, 2010. The parties filed a Stipulation of Dismissal in July 2010. The financial impact of the settlement was not material to the Company.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Litigation

On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleges that certain of the Company’s engineers have been misclassified as exempt employees under California state law and are, therefore, due unspecified amounts for unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. By court order dated April 24, 2009, the case was transferred to the Orange County (California) Superior Court, where it is now pending. On or about June 16, 2009, the Company was dismissed from the case without prejudice by stipulation, leaving WDTI as the sole remaining defendant. On or about June 4, 2009, WDTI filed its answer to the complaint, denying the substantive allegations thereof and raising several affirmative defenses. Formal discovery has commenced, and the court has set October 18, 2010, as the last date for the parties to schedule a hearing on whether the case should be certified as a class action. The parties participated in a mediation of the case on June 3, 2010 before a former federal magistrate, which may lead to a settlement of the case. No formal settlement agreement has been entered into, however, and there is no assurance that settlement will be reached. Any such settlement would require court approval before it can become final. If the matter is settled on the terms presently under consideration, the Company expects that the financial impact of the settlement would not be material to the Company. If the matter is not settled, and the Company is unsuccessful in its defense of this matter, potential liability could include unpaid wages, interest, penalties, attorneys’ fees and costs. Absent settlement, the Company intends to continue to defend itself vigorously in this matter.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company’s operations outside the United States include manufacturing facilities in Malaysia, Singapore, and Thailand as well as sales offices throughout Asia, Canada, Europe, India, Japan, and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended July 2, 2010 (in millions):

	2010	2009	2008

Net revenue(1):
United States	$1,889	$1,492	$1,949
Asia	5,239	3,639	3,343
Europe, Middle East and Africa	2,260	2,008	2,344
Other	462	314	438

Total	$9,850	$7,453	$8,074

Long-lived assets:
United States	$1,173	$1,043
Asia	1,379	954
Europe, Middle East and Africa	56	64

Total	$2,608	$2,061

(1)	Net revenue is attributed to geographic regions based on the ship to location of the customer.

Major Customer

For 2010 and 2008, no single customer accounted for 10%, or more, of the Company’s net revenue. For 2009, sales to Dell Inc. accounted for 10% of the Company’s net revenue.

Note 7.	Western Digital Corporation 401(k) Plan

The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company makes a basic matching contribution on behalf of each participating eligible employee equal to fifty percent (50%) of the eligible participant’s pre-tax contributions for the contribution cycle not to exceed 5% of the eligible participant’s compensation; provided, however, that each eligible participant shall receive a minimum annual basic matching contribution equal to fifty percent (50%) of the first $4,000 of pre-tax contributions for any calendar year. Company contributions vest over a 5-year period of employment. For 2010, 2009 and 2008, the Company made Plan contributions of $9 million, $7 million, and $4 million, respectively.

Note 8.	Shareholders’ Equity

Stock Incentive Plans

The Company maintains four stock-based incentive plans (collectively referred to as the “Stock Plans”): The amended and restated 2004 Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. No new awards may be granted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of July 2, 2010, options to purchase 1.7 million shares of the Company’s common stock remain outstanding and exercisable under the Prior Stock Plans. Options granted under the Prior Stock Plans vested over periods from one to four years. Options granted under the Prior Stock Plans expire

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either five or ten years from the date of grant. There are no outstanding restricted stock awards under the Prior Stock Plans.

The types of awards that may be granted under the 2004 Performance Incentive Plan include stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2004 Performance Incentive Plan is ten years after the grant date of the award.

As of July 2, 2010, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2004 Performance Incentive Plan was 37.2 million shares. Any shares subject to awards under the Prior Stock Plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan will terminate on September 20, 2014 unless terminated earlier by the Company’s Board of Directors.

Employee Stock Purchase Plan

During 2006, the Company adopted the ESPP whereby eligible employees may authorize payroll deductions of up to 10% of their eligible compensation to purchase shares of the Company’s common stock at 95% of the fair market value of common stock on either the date of grant or on the exercise date, whichever is less. The date of grant of each offering period is June 1st or December 1st, except for the initial offering period, which began on December 15, 2005. Each offering period is 24 months and consists of four exercise dates. If the fair market value of the common stock is less on a given exercise date than on the date of grant, employee participation in that offering period is terminated and re-enrollment in the new offering period occurs automatically. The Company’s ESPP operates in the U.S. in accordance with Section 423 of the Internal Revenue Code.

Stock-Based Compensation Expense

The Company charged to expense $37 million, $24 million and $18 million for stock-based compensation related to options issued under stock option plans and the ESPP in 2010, 2009 and 2008, respectively. As of July 2, 2010, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $52 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.1 years.

The Company granted approximately 1.2 million, 0.9 million and 0.9 million restricted stock units during 2010, 2009 and 2008, respectively, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. Restricted stock unit awards vest over periods ranging from one to five years from the date of grant. The aggregate market value of the shares underlying the restricted stock awards at the date of grant was $45 million, $19 million and $23 million in 2010, 2009 and 2008, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 1.55% based on a historical analysis indicating forfeitures for these types of awards. The Company charged to expense $23 million, $23 million and $19 million related to restricted stock and restricted stock unit awards that vested during 2010, 2009 and 2008, respectively. As of July 2, 2010, the aggregate unamortized fair value of all unvested restricted stock unit awards was $51 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.6 years.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosure — Binomial Model

The fair value of stock options granted during 2010, 2009 and 2008 was estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three years ended July 2, 2010 was estimated using the following weighted average assumptions:

	2010	2009	2008

Suboptimal exercise factor	1.73	1.73	1.61
Range of risk-free interest rates	0.31% to 3.40%	0.38% to 3.44%	1.57% to 4.38%
Range of expected stock price volatility	0.40 to 0.72	0.43 to 0.77	0.33 to 0.67
Weighted average expected volatility	0.57	0.55	0.48
Post-vesting termination rate	3.57%	4.02%	5.26%
Dividend yield	—	—	—
Fair value	$17.09	$9.05	$9.65

The weighted average expected term of the Company’s stock options for 2010, 2009 and 2008 was 4.6 years, 4.9 years and 5.3 years, respectively.

Stock Option Activity

The following table summarizes activity under the Stock Plans (in millions, except per share amounts and remaining contractual lives):

		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value

Options outstanding at June 29, 2007	10.8	$12.15
Granted	2.1	25.22
Exercised	(4.2)	10.59
Canceled or expired	(0.7)	29.34

Options outstanding at June 27, 2008	8.0	$14.92
Granted	4.2	20.02
Exercised	(0.6)	9.59
Canceled or expired	(0.3)	20.10

Options outstanding at July 3, 2009	11.3	$17.00
Granted	1.4	36.06
Exercised	(3.1)	14.67
Canceled or expired	(0.2)	22.78

Options outstanding at July 2, 2010	9.4	$20.61	4.9	$98

Exercisable at July 2, 2010	4.6	$15.71	4.2	$67

Vested and expected to vest after July 2, 2010	9.3	$20.52	4.9	$98

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on the date the intrinsic value is determined. As of July 2, 2010, the Company had options outstanding to purchase an aggregate of 7.9 million shares with an exercise price below the quoted price of the Company’s stock on that

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date resulting in an aggregate intrinsic value of $98 million. During 2010 and 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $72 million and $8 million, respectively, determined as of the date of exercise.

The following table summarizes information about options outstanding and exercisable under the Stock Plans as of July 2, 2010 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable
		Remaining
Range of	Number	Contractual Life*	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$ 2.10 – 13.76	2.1	3.1	$8.39	2.1	$8.38
13.95 – 16.85	1.9	5.5	16.69	0.5	16.59
16.96 – 23.78	3.0	5.1	22.42	1.6	21.85
23.97 – 35.75	2.2	5.6	31.82	0.4	26.74
37.65 – 40.66	0.2	6.3	38.75	0.0	38.55

	9.4	4.9	$20.61	4.6	$15.71

*	Represents the weighted average remaining contractual lives of the options outstanding.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1 of each year.

The fair values of all ESPP purchase rights granted on or prior to July 2, 2010 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	ESPP
	2010	2009	2008

Option life (in years)	1.24	1.30	1.24
Risk-free interest rate	0.57%	0.65%	3.40%
Stock price volatility	0.53	0.63	0.38
Dividend yield	—	—	—
Fair value	$10.02	$3.61	$6.47

Stock Repurchase Program

The Company’s Board of Directors previously authorized the repurchase of $750 million of common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005, through July 2, 2010, the Company has repurchased 18 million shares for a total cost of $284 million. The Company expects stock repurchases to be funded principally by operating cash flows. The Company may continue to repurchase stock as the Company deems appropriate and market conditions allow. The Company did not make any repurchases of common stock under the authorized stock repurchase program during 2010. Subsequent to July 2, 2010 through August 13, 2010, the Company repurchased 1.8 million shares for a total cost of $50 million.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Purchase Rights

On April 6, 2001, the Company adopted a plan to protect shareholders’ rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carries one Right to Purchase Series A Junior Participating Preferred Stock (the “Right”). The Right enables the holder, under certain circumstances, to purchase Series A Junior Participating Preferred Stock of Western Digital at an exercise price of $50.00 per share ten days after a person or group publicly announces it has acquired or has tendered an offer for 15%, or more, of the Company’s outstanding common stock. The Rights are redeemable by the Company at $0.001 per Right. The 2001 Rights plan expires April 6, 2011.

Stock Reserved for Issuance

The following table summarizes all shares of common stock reserved for issuance at July 2, 2010 (in millions):

Number
of Shares

Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	27.9
ESPP	5.4

Total	33.3

Note 9.	Income Taxes

Pre-tax Income

The domestic and foreign components of income before income taxes were as follows for the three years ended July 2, 2010 (in millions):

	2010	2009	2008

Foreign	$1,418	$459	$812
Domestic	102	42	169

Income before income taxes	$1,520	$501	$981

Income Tax Provision

The components of the provision for income taxes were as follows for the three years ended July 2, 2010 (in millions):

	2010	2009	2008

Current:
Foreign	$9	$13	$12
Domestic-federal	101	(7)	103
Domestic-state	1	1	1
Deferred:
Domestic-federal	37	24	(2)
Domestic-state	(10)	—	—

Income tax provision	$138	$31	$114

Remaining net undistributed earnings from foreign subsidiaries at July 2, 2010 on which no U.S. tax has been provided amounted to approximately $4.0 billion. The net undistributed earnings are intended to finance local operating

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements and capital investments. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings would approximate $1.4 billion if the Company repatriated the $4.0 billion in undistributed earnings from the foreign subsidiaries.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of July 2, 2010 and July 3, 2009 were as follows (in millions):

	2010	2009

Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$50	$49
Accrued compensation and benefits not currently deductible	44	43
Domestic net operating loss (“NOL”) carryforward	52	50
Business credit carryforward	137	144
Other	47	52

Total deferred tax assets	330	338
Deferred tax liabilities:
Depreciation	(58)	(30)
Other	(11)	(20)

Total deferred tax liabilities	(69)	(50)

Deferred tax assets, net	$261	$288

	2010	2009

Deferred tax assets:
Current portion (included in other current assets)	$81	$80
Non-current portion (included in other non-current assets)	249	258

Total deferred tax assets	330	338
Deferred tax liabilities:
Current portion (included in other current assets)	(2)	(11)
Non-current portion (included in other non-current assets)	(67)	(39)

Total deferred tax liabilities	(69)	(50)

Deferred tax assets, net	$261	$288

In addition to the deferred tax assets presented above, the Company had additional NOL benefits related to stock-based compensation deductions of approximately $93 million and $76 million at July 2, 2010 and July 3, 2009, respectively. The increase in NOL benefits relates to the current year stock based compensation deductions which will result in a future benefit of $25 million, current year utilization of the stock based NOL of $4 million, and a reduction in the estimate of the prior year NOL utilization related to stock based compensation of $4 million. This $93 million will be recorded as a credit to shareholders equity when an incremental benefit is recognized after considering all other tax attributes available to the Company.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended July 2, 2010:

	2010	2009	2008

U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(26)	(30)	(28)
Tax effect of U.S. permanent differences	1	6	4
State income tax, net of federal tax	—	1	2
Income tax credits	(1)	(8)	(2)
Other	—	2	1

Effective tax rate	9%	6%	12%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates through 2022. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $560 million ($2.40 per diluted share), $241 million ($1.07 per diluted share), and $391 million ($1.73 per diluted share) in 2010, 2009, and 2008, respectively.

As of July 2, 2010, the Company had federal and state NOL carryforwards of approximately $249 million and $73 million, respectively. In addition, the Company had various federal and state tax credit carryforwards of approximately $204 million combined. The loss carryforwards available to offset future federal and state taxable income expire at various dates from 2020 to 2029 and 2015 to 2019, respectively. Approximately $105 million of the credit carryforwards available to offset future taxable income expire at various dates from 2011 to 2028. The remaining amount is available indefinitely. NOLs and credits relating to Komag, which was acquired by the Company on September 5, 2007, are subject to limitations under Section 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of NOLs and credits ultimately realized.

Uncertain Tax Positions

The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized as liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of July 2, 2010, such interest and penalties were not material.

As of July 2, 2010, the Company had approximately $230 million of unrecognized tax benefits.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended July 2, 2010 (in millions):

Unrecognized tax benefit at July 3, 2009	$136
Gross increases related to prior year tax positions	—
Gross decreases related to prior year tax positions	(3)
Gross increases related to current year tax positions	98
Settlements/lapse of statute of limitations	(1)

Unrecognized tax benefit at July 2, 2010	$230

The entire balance of unrecognized tax benefits at July 2, 2010, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state, and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2006 through 2009. In foreign jurisdictions, with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2005. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2006, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period.

The IRS is currently examining fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag. In the year ended July 2, 2010, the local tax authorities completed, with no material adjustment, their examination of the Company’s French subsidiary for fiscal years 2003 through 2005.

Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of July 2, 2010, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s uncertain tax positions.

Note 10.	Fair Value Measurements

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of July 2, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash equivalents
Money market funds	$458	$—	$—	$458
U.S. Treasury securities	—	385	—	385
U.S. Government agency securities	—	370	—	370

Total cash equivalents	458	755	—	1,213

Auction-rate securities	—	—	15	15
Foreign exchange contracts	—	17	—	17

Total assets at fair value	$458	$772	$15	$1,245

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of July 3, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash equivalents
Money market funds	$468	$—	$—	$468
U.S. Treasury securities	—	197	—	197
U.S. Government agency securities	—	79	1	80

Total cash equivalents	468	276	1	745

Auction-rate securities	—	—	18	18
Foreign exchange contracts	—	5	—	5

Total assets at fair value	$468	$281	$19	$768

Money Market Funds.  The Company’s money market funds are funds that invest in U.S. Treasury securities and are recorded within cash and cash equivalents in the consolidated balance sheets. Money market funds are valued based on quoted market prices.

U.S. Treasury Securities.  The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less and are recorded within cash and cash equivalents in the consolidated balance sheets. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Government Agency Securities.  The Company’s U.S. Government agency securities are fixed income securities sponsored by the U.S. Government, have original maturities of three months or less and are recorded within cash and cash equivalents in the consolidated balance sheets. At July 3, 2009, the Company had $1 million in U.S. Government agency securities classified as available-for-sale securities recorded within other current assets in the consolidated balance sheets. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.

Auction-Rate Securities.  The Company’s auction-rate securities have maturity dates through 2050, are primarily backed by insurance products and are accounted for as available-for-sale securities. These investments are expected to be held until secondary markets become available and as a result, are classified as long-term investments and recorded within other non-current assets in the consolidated balance sheets. Auction-rate securities are valued using an income approach which is based on a discounted cash flow model or a credit default model. The inputs to the discounted cash flow model include market interest rates and a discount factor to reflect the illiquidity of the investments. The inputs to the credit default model include market interest rates, yields of similar securities, and probability-weighted assumptions related to the creditworthiness of the underlying assets.

Foreign Exchange Contracts.  The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Foreign exchange contracts are classified within other current assets in the consolidated balance sheets. Foreign exchange contracts are valued using an income approach which is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.

The following table presents the changes in Level 3 financial assets measured on a recurring basis (in millions):

	U.S.
	Government
	Agency	Auction-rate
	Securities	Securities	Total

June 27, 2008	$3	$28	$31
Maturities	(2)	—	(2)
Other-than-temporary impairment recognized in earnings	—	(10)	(10)

July 3, 2009	1	18	19
Sales	—	(3)	(3)
Maturities	(1)	—	(1)

July 2, 2010	$—	$15	$15

The Company had no liabilities that were re-measured and reported at fair value on a recurring basis during the years ended July 2, 2010 and July 3, 2009.

Note 11.	Foreign Exchange Contracts

As of July 2, 2010, the net amount of existing gains expected to be reclassified into earnings within the next twelve months was $11 million and the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $4.8 billion and $1.4 billion, and closed $4.1 billion and $1.8 billion, in foreign exchange contracts for the years ended July 2, 2010 and July 3, 2009, respectively. The fair value and balance sheet location as of July 2, 2010 and July 3, 2009 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	2010		2009		2010		2009
Derivatives Designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	Other current assets	$17	Other current assets	$5	—	—	—	—

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact on the consolidated financial statements during the years ended July 2, 2010 and July 3, 2009 were as follows (in millions):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Accumulated OCI		Accumulated	Accumulated OCI into
Derivatives in Cash	on Derivatives		OCI into Income	Income
Flow Hedging Relationships	2010	2009		2010	2009

Foreign exchange contracts	$64	$(33)	Cost of revenue	$55	$(47)

The total net realized transaction and forward exchange contract currency gains and losses were not material to the consolidated financial statements during the years ended July 2, 2010 and July 3, 2009. See Notes 1 and 10 for additional disclosures related to the Company’s foreign exchange contracts.

Note 12.	Other Intangible Assets

Other intangible assets consist primarily of technology acquired in business combinations and are amortized on a straight-line basis over the respective estimated useful lives of the assets. In 2010, the Company acquired $11 million of intangibles as a result of the Hoya acquisition, primarily related to a glass substrate supply agreement and existing technology. Intangible assets as of July 2, 2010 were as follows:

	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
	(in years)	(in millions)	(in millions)	(in millions)

Existing technology	9	$127	$45	$82
Supply agreement	2	6	—	6

Total		$133	$45	$88

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

Amortization expense for intangible assets was $12 million, $11 million and $16 million for 2010, 2009 and 2008, respectively. As of July 2, 2010, estimated future amortization expense for intangible assets is approximately $17 million for 2011, $16 million for 2012, $13 million for 2013, $12 million for 2014, and $12 million for 2015.

Note 13.	Restructuring and Sale of Facility

During 2009, the Company announced and completed a restructuring plan to realign its cost structure as a result of a softer demand environment. This resulted in the closure of one of the Company’s hard drive manufacturing facilities in Thailand, the disposal of its substrate manufacturing facility in Sarawak, Malaysia, and headcount reductions throughout the world of approximately 3,300 people. Restructuring costs totaled $112 million and consisted of $81 million of asset impairment charges, $27 million of employee termination benefits and $4 million of contract termination and other exit costs. Total cash expenditures related to the restructuring activities were approximately $31 million. The asset impairment charge of $81 million consisted of $76 million primarily related to the land, buildings, machinery and equipment at the manufacturing facilities in Thailand and Malaysia and $5 million related to a customer relationship intangible asset acquired from Komag. The impairment charge is based on the excess of the carrying values over the

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair values of the assets. The fair values of the land, buildings, and equipment were estimated using the market approach. The intangible asset was valued using the income approach.

During the fourth quarter of 2009, the Company sold its substrate manufacturing facility, and related assets, in Sarawak, Malaysia for net proceeds of approximately $29 million, resulting in a gain of $18 million. The closure and disposal of the Company’s manufacturing facilities was to realign its manufacturing capacity with the Company’s expectations regarding demand at that time. Total restructuring charges of $112 million, partially offset by the $18 million gain on sale of assets, is included in restructuring and other, net within operating expenses in the accompanying consolidated statements of income.

Note 14.	Acquisitions

Magnetic Media Operations

On June 30, 2010, the Company acquired the facilities, equipment, intellectual property and working capital of the magnetic media sputtering operations of Hoya. The acquisition is intended to augment the Company’s existing magnetic media operations, strengthening its ability to meet anticipated growth in demand for hard drives. The cost of the acquisition was approximately $233 million and was funded with available cash. The Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Hoya at their estimated fair values as of the date of acquisition, and has allocated the remaining value to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of July 2, 2010, and may be adjusted as further information becomes available during the allocation period of up to 12 months from the date of the acquisition. The purchase price was based on preliminary estimates of the working capital assets acquired and liabilities assumed and therefore, may be adjusted when finalized. The preliminary allocation is as follows (in millions):

June 30,
2010

Tangible assets acquired and liabilities assumed:
Inventories	$36
Property and equipment	189
Accounts payables and other liabilities	(10)
Intangible assets	11
Goodwill	7

Total	$233

Intangible assets of $11 million primarily relate to a glass substrate supply agreement and existing technology. These intangibles will be amortized to cost of revenue over the weighted average useful life of 3 years. Pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended July 2, 2010.

Semiconductor Wafer Fabrication Facility

On May 25, 2010, the Company agreed to purchase a semiconductor wafer fabrication facility consisting of land, a building, equipment and certain intangible assets for a total acquisition cost of approximately $35 million. The land and building were acquired for $20 million during the fourth fiscal quarter of 2010. The Company is expecting to acquire the equipment and certain intangible assets for approximately $15 million and convert the facility from a semiconductor fabrication facility to a head wafer fabrication facility in late fiscal 2011.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SiliconSystems

On March 27, 2009, the Company acquired SiliconSystems, a supplier of solid-state drives for the embedded systems market. The total acquisition cost of SiliconSystems was $66 million, consisting of $65 million in cash paid to SiliconSystems shareholders and $1 million of other direct acquisition costs. The Company identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from SiliconSystems at their estimated fair values as of the acquisition date, and allocated the remaining value to goodwill. The allocation was as follows (in millions):

March 27,
2009

Tangible assets acquired and liabilities assumed, net	$5
Intangible assets	24
In-process research and development	14
Goodwill	23

Total	$66

Intangible assets of $24 million primarily relates to existing technology that is amortized to cost of revenue over the weighted average useful life of 6 years. In-process research and development of $14 million relates to projects that had not reached technological feasibility and had no alternative future use, and therefore, did not qualify for capitalization and was recorded as an operating expense during 2009 in the accompanying consolidated statements of income.

Komag

On September 5, 2007, the Company acquired Komag, a media manufacturer, which was followed by a merger of State M, the Company’s indirect wholly-owned subsidiary, and Komag whereby Komag became an indirect wholly-owned subsidiary of the Company and changed its name to WD Media. The aggregate purchase price for Komag was $1.0 billion, consisting of cash paid for outstanding shares, transaction fees, severance and other employee-related equity payments.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Komag at their estimated fair values as of the acquisition date, and allocated the residual value to goodwill. The allocation was as follows (in millions):

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth

2010(1)
Revenue, net	$2,208	$2,619	$2,641	$2,382
Gross margin	514	687	665	535
Operating income	319	473	441	293
Net income	288	429	400	265
Basic income per common share	$1.28	$1.89	$1.75	$1.15

Diluted income per common share	$1.25	$1.85	$1.71	$1.13

2009(2)
Revenue, net	$2,109	$1,823	$1,592	$1,928
Gross margin	424	290	253	370
Operating income	234	16	61	209
Net income	211	14	50	196
Basic income per common share	$0.95	$0.06	$0.22	$0.88

Diluted income per common share	$0.93	$0.06	$0.22	$0.86

(1)	The fourth quarter of 2010 included $27 million in expense related to litigation settlements.

(2)	The second quarter of 2009 included $113 million of restructuring charges associated with the restructuring plan announced December 17, 2008 and $4 million of related tax benefits. The third quarter of 2009 included a $14 million in-process research and development charge related to the acquisition of SiliconSystems and $4 million of restructuring charges. The fourth quarter of 2009 included an $18 million gain on the sale of assets from the Company’s substrate manufacturing facility in Sarawak, Malaysia and a $5 million reduction of operating expenses due to favorable settlements of restructuring accruals.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended July 2, 2010
(in millions)

Allowance for
Doubtful
Accounts

Balance at June 29, 2007	$5
Additions charged to operations	4
Deductions	(1)

Balance at June 27, 2008	$8
Additions charged to operations	9
Deductions	(3)

Balance at July 3, 2009	$14
Recoveries credited to operations	(6)
Deductions	(2)

Balance at July 2, 2010	$6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. KPMG LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See page 53 herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a system of internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2010, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.”

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The current version of the Code of Business Ethics is available on our Web site under the Governance section at www.westerndigital.com. In accordance with rules adopted by the Securities and Exchange Commission and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our Web site under the Governance section at www.westerndigital.com.

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information, if any, required by this Item included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2010.

Item 14.	Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2010.

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

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated(12)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(9)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(14)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(4)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(4)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated effective as of August 12, 2009(18)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(10)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(10)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(7)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(7)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(16)*

Exhibit
Number		Description

10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(16)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(16)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(16)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(19)*
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective November 6, 2008(19)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(2)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(5)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(8)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(3)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(5)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(8)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(5)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(5)*
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended November 6, 2008(17)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008(18)*
10.7		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.8		Amended and Restated Deferred Compensation Plan, amended and restated effective September 11, 2008(16)*
10.9		Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(11)*
10	.9.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(11)*
10	.9.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(11)*
10.10		Letter Agreement, dated April 4, 2007, between Western Digital Corporation and Timothy Leyden(13)*
10.11		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of November 6, 2008(18)*
10.12		Western Digital Corporation Executive Severance Plan, amended and restated as of November 6, 2008(18)*
10.13		Separation and General Release Agreement, dated as of March 31, 2010, between Western Digital Corporation and Hossein M. Moghadam(20)*
10.14		Form of Indemnity Agreement for Directors of Western Digital Corporation(6)*
10.15		Form of Indemnity Agreement for Officers of Western Digital Corporation(6)*

Exhibit
Number		Description

10.16		Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents(15)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on April 6, 2001.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 31, 2008.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 16, 2009.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2009.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on April 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ Timothy M. Leyden
Timothy M. Leyden
Executive Vice President and Chief Financial Officer

Dated: August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Coyne John F. Coyne	President and Chief Executive Officer (Principal Executive Officer), Director	August 13, 2010

/s/ Timothy M. Leyden Timothy M. Leyden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2010

/s/ Joseph R. Carrillo Joseph R. Carrillo	Vice President and Corporate Controller (Principal Accounting Officer)	August 13, 2010

/s/ Thomas E. Pardun Thomas E. Pardun	Chairman of the Board	August 13, 2010

/s/ Peter D. Behrendt Peter D. Behrendt	Director	August 13, 2010

/s/ Kathleen A. Cote Kathleen A. Cote	Director	August 13, 2010

/s/ Henry T. DeNero Henry T. DeNero	Director	August 13, 2010

/s/ William L. Kimsey William L. Kimsey	Director	August 13, 2010

/s/ Michael D. Lambert Michael D. Lambert	Director	August 13, 2010

/s/ Matthew E. Massengill Matthew E. Massengill	Director	August 13, 2010

/s/ Roger H. Moore Roger H. Moore	Director	August 13, 2010

/s/ Arif Shakeel Arif Shakeel	Director	August 13, 2010

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 28, 2007, by and among Western Digital Corporation, State M Corporation and Komag, Incorporated(12)
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(9)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(14)
4.1		Rights Agreement between Western Digital Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 6, 2001, which includes as Exhibit A thereto the Form of Right Certificate to be distributed to holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)(4)
4.2		Form of Common Stock Certificate(1)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Western Digital Corporation, dated April 6, 2001(4)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated effective as of August 12, 2009(18)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(10)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(10)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(7)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(7)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(16)*
10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(16)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(16)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(16)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(19)*
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective November 6, 2008(19)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(2)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(5)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(8)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(3)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(5)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(8)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(5)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(5)*

Exhibit
Number		Description

10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended November 6, 2008(17)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008(18)*
10.7		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.8		Amended and Restated Deferred Compensation Plan, amended and restated effective September 11, 2008(16)*
10.9		Employment Agreement, dated as of October 31, 2006, between Western Digital Corporation and John Coyne(11)*
10	.9.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(11)*
10	.9.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(11)*
10.10		Letter Agreement, dated April 4, 2007, between Western Digital Corporation and Timothy Leyden(13)*
10.11		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of November 6, 2008(18)*
10.12		Western Digital Corporation Executive Severance Plan, amended and restated as of November 6, 2008(18)*
10.13		Separation and General Release Agreement, dated as of March 31, 2010, between Western Digital Corporation and Hossein M. Moghadam(20)*
10.14		Form of Indemnity Agreement for Directors of Western Digital Corporation(6)*
10.15		Form of Indemnity Agreement for Officers of Western Digital Corporation(6)*
10.16		Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents(15)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-B, filed April 13, 1987.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on April 6, 2001.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on June 29, 2007.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 31, 2008.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 16, 2009.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2009.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on April 30, 2010.