Form 10-Q
period 2010-10-01
WESTERN DIGITAL CORP
filed 2010-10-29
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-8703
WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0956711
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20511 Lake Forest Drive
Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 672-7000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 20, 2010, 229,799,512 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets — October 1, 2010 and July 2, 2010	3

Condensed Consolidated Statements of Income — Three Months Ended October 1, 2010 and October 2, 2009	4

Condensed Consolidated Statements of Cash Flows — Three Months Ended October 1, 2010 and October 2, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6. Exhibits	43

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. The additional week is typically included in our fourth fiscal quarter results. Our fiscal first quarters ended October 1, 2010 and October 2, 2009 both consisted of 13 weeks. Fiscal year 2010 was comprised of 52 weeks and ended on July 2, 2010. Fiscal year 2011 will be comprised of 52 weeks and will end on July 1, 2011. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.
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
Western Digital, WD, the WD logo, WD Caviar Green, and WD GreenPower Technology are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Oct. 1,	Jul. 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,858	$2,734
Accounts receivable, net	1,325	1,256
Inventories	561	560
Other current assets	217	170

Total current assets	4,961	4,720
Property and equipment, net	2,245	2,159
Goodwill	150	146
Other intangible assets, net	83	88
Other non-current assets	216	215

Total assets	$7,655	$7,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,703	$1,507
Accrued expenses	227	281
Accrued warranty	131	129
Current portion of long-term debt	113	106

Total current liabilities	2,174	2,023
Long-term debt	262	294
Other liabilities	308	302

Total liabilities	2,744	2,619
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued 231 shares; outstanding 230 and 231 shares, respectively	2	2
Additional paid-in capital	1,038	1,022
Accumulated other comprehensive income	39	11
Retained earnings	3,871	3,674
Treasury stock — common shares at cost; 1 share and none, respectively	(39)	—

Total shareholders’ equity	4,911	4,709

Total liabilities and shareholders’ equity	$7,655	$7,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	THREE MONTHS ENDED
	Oct. 1,	Oct. 2,
	2010	2009
Revenue, net	$2,396	$2,208
Cost of revenue	1,959	1,694

Gross margin	437	514

Operating expenses:
Research and development	167	142
Selling, general and administrative	59	53

Total operating expenses	226	195

Operating income	211	319
Other income (expense):
Interest income	2	1
Interest and other expense	(2)	(3)

Total other expense, net	—	(2)

Income before income taxes	211	317
Income tax provision	14	29

Net income	$197	$288

Income per common share:
Basic	$0.86	$1.28

Diluted	$0.84	$1.25

Weighted average shares outstanding:
Basic	230	225

Diluted	234	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	THREE MONTHS
	ENDED
	Oct. 1,	Oct. 2,
	2010	2009
Cash flows from operating activities
Net income	$197	$288
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	150	121
Stock-based compensation	19	13
Changes in:
Accounts receivable, net	(68)	(205)
Inventories	(1)	(19)
Accounts payable	162	258
Accrued expenses	(52)	(23)
Other assets and liabilities	(17)	1

Net cash provided by operating activities	390	434

Cash flows from investing activities
Purchases of property and equipment	(200)	(176)

Net cash used in investing activities	(200)	(176)

Cash flows from financing activities
Issuance of stock under employee stock plans	2	15
Taxes paid on vested stock awards under employee stock plans	(4)	(1)
Excess tax benefits from employee stock plans	11	9
Repurchases of common stock	(50)	—
Repayment of debt	(25)	(19)

Net cash provided by (used in) financing activities	(66)	4

Net increase in cash and cash equivalents	124	262
Cash and cash equivalents, beginning of period	2,734	1,794

Cash and cash equivalents, end of period	$2,858	$2,056

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$—
Cash paid for interest	$1	$2
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2010. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2010. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies which are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories

	Oct. 1,	Jul. 2,
	2010	2010
	(in millions)
Raw materials and component parts	$155	$159
Work-in-process	266	255
Finished goods	140	146

Total inventories	$561	$560

Warranty
The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help prepare estimates and assists the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may materially affect operating results. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Changes in the warranty accrual for the three months ended October 1, 2010 and October 2, 2009 were as follows (in millions):

	THREE MONTHS
	ENDED
	Oct. 1,	Oct. 2,
	2010	2009
Warranty accrual, beginning of period	$170	$123
Charges to operations	44	39
Utilization	(38)	(30)
Changes in estimate related to pre-existing warranties	(3)	—

Warranty accrual, end of period	$173	$132

Accrued warranty also includes amounts classified in non-current other liabilities of $42 million at October 1, 2010 and $41 million at July 2, 2010.

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
The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	THREE MONTHS
	ENDED
	Oct. 1,	Oct. 2,
	2010	2009
Net income	$197	$288

Weighted average shares outstanding:
Basic	230	225
Employee stock options and other	4	5

Diluted	234	230

Income per common share:
Basic	$0.86	$1.28

Diluted	$0.84	$1.25

Anti-dilutive potential common shares excluded*	4	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of October 1, 2010, the term loan facility had a variable interest rate of 1.56% and a remaining balance of $375 million, which requires principal payments totaling $81 million through the remainder of 2011, $144 million in 2012 and $150 million in 2013. The term loan facility has a maturity date of February 11, 2013. As of October 1, 2010, WDTI was in compliance with all covenants.
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

Intellectual Property Litigation
On December 8, 2008, plaintiffs MagSil Corporation and the Massachusetts Institute of Technology filed a complaint in the District of Delaware against the Company and seven other companies in the disk drive industry alleging infringement of U.S. Patent Nos. 5,629,922 and 5,835,314. The complaint sought unspecified monetary damages and injunctive relief. The asserted patents allegedly relate to tunneling magneto resistive technology. MagSil and the Company executed a Confidential Settlement Agreement on June 22, 2010. The parties filed a Stipulation of Dismissal, and the court dismissed the case with prejudice in July 2010. The financial impact of the settlement was accrued by the Company in the fourth quarter of fiscal 2010.
On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against the Company and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. Convolve is seeking unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. The Company intends to defend itself vigorously in this matter.
On April 7, 2009, plaintiff Gregory Bender filed a complaint in the Northern District of California against the Company and Seagate Technology LLC alleging infringement of U.S. Patent No. 5,103,188. Plaintiff is seeking unspecified monetary damages. The asserted patent allegedly relates to buffered transconductance amplifier technology. Plaintiff failed to serve the complaint within the time period required under applicable law, and the case was dismissed without prejudice in December 2009.
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
On January 5, 2010, plaintiff Enova Technology Corporation filed a complaint in the District of Delaware against the Company and Initio Corporation alleging infringement of U.S. Patent Nos. 7,136,995 and 7,386,734. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees, and costs. The asserted patents allegedly relate to real time full disk encryption application specific integrated circuits, or ASICs. The Company intends to defend itself vigorously in this matter.
On October 4, 2006, Seagate Technology LLC (“Seagate”) filed a complaint against the Company and one of its employees formerly employed by Seagate in the Minnesota Fourth Judicial District Court. The complaint alleges claims based on supposed misappropriation of trade secrets and seeks injunctive relief and unspecified monetary damages, fees and costs. On June 19, 2007, the Company’s employee filed a demand for arbitration with the American Arbitration Association. A motion to stay the litigation as against all defendants and to compel arbitration of all Seagate’s claims was granted on September 19, 2007. The parties are engaged in arbitration, and discovery in the arbitration proceeding is ongoing. On September 23, 2010, Seagate filed a motion to amend its claims, which the Company and its employee are opposing. The arbitrator has not yet ruled on Seagate’s motion. The plenary hearing in the arbitration is currently set to begin on January 10, 2011. The Company intends to continue to defend itself vigorously in this matter.

Employment Litigation
On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleges that certain of the Company’s engineers have been misclassified as exempt employees under California state law and are, therefore, due unspecified amounts for unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. By court order dated April 24, 2009, the case was transferred to the Orange County (California) Superior Court, where it is now pending. On or about June 16, 2009, the Company was dismissed from the case without prejudice by stipulation, leaving WDTI as the sole remaining defendant. On or about June 4, 2009, WDTI filed its answer to the complaint, denying the substantive allegations thereof and raising several affirmative defenses. Formal discovery has commenced. The parties participated in a mediation of the case on June 3, 2010, which led to a proposed settlement of the case. The proposed settlement would resolve the case on a class-wide basis for an amount that was accrued by the Company in the fourth quarter of fiscal 2010. The proposed class action settlement must receive preliminary and final approval by the court before the settlement will become final and binding. A hearing for preliminary approval of the settlement was heard on October 18, 2010, and the court preliminarily approved the settlement. The final approval hearing is expected to be scheduled for early 2011. If the court does not grant final approval of the settlement, and the Company is unsuccessful in its defense of this matter, potential liability could include unpaid wages, interest, penalties, attorneys’ fees and costs. Absent final approval of the settlement, the Company intends to continue to defend itself vigorously in this matter.
On August 23, 2010, plaintiffs Tarriq Sadaat and Rasheed Yusuf, former employees of the Company, filed an amended putative class action complaint in the Orange County (California) Superior Court against the Company; WDTI; Kelly Services, Inc., a Delaware corporation (“Kelly Services”); Intercontinental Hotels Group Resources, Inc., a Delaware corporation; and certain other unnamed individuals. The named plaintiffs seek to represent certain hourly employees who were assigned to work at certain of the Company’s facilities by Kelly Services, a temporary staffing agency. In this regard, the complaint alleges that the hourly employees are due unspecified sums for unpaid overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. The named plaintiffs also seek to represent an alleged class of employees who they claim were improperly laid off on the basis of age and/or national origin. Finally, the complaint alleges that certain employees of the Company were improperly displaced by foreign workers. The complaint seeks unspecified damages including lost wages, penalties under the California Labor Code and other statutes, compensatory and punitive damages, declaratory relief, injunctive relief, interest, attorneys’ fees and costs. The Company denies the allegations and intends to defend itself vigorously.
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
6. Income Taxes
The Company’s income tax provision for the three months ended October 1, 2010 was $14 million as compared to $29 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.
In the three months ended October 1, 2010, the Company recognized a net decrease of $1 million in its liability for unrecognized tax benefits. The net decrease is due to a change in the geographic mix of the Company’s income resulting from a reduction in forecasted worldwide income from operations. As of October 1, 2010, the Company had approximately $229 million of unrecognized tax benefits. Interest and penalties recognized on such amounts were not material.

The United States Internal Revenue Service (the “IRS”) is currently examining fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated, which was acquired by the Company on September 5, 2007.
Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of October 1, 2010, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s uncertain tax positions.
7. Fair Value Measurements
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
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of October 1, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents
Money market funds	$475	$—	$—	$475
U.S. Treasury securities	—	339	—	339
U.S. Government agency securities	—	309	—	309

Total cash equivalents	475	648	—	1,123

Auction-rate securities	—	—	15	15
Foreign exchange contracts	—	56	—	56

Total assets at fair value	$475	$704	$15	$1,194

Money Market Funds. The Company’s money market funds are funds that invest in U.S. Treasury securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. Money market funds are valued based on quoted market prices.
U.S. Treasury Securities. The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.

U.S. Government Agency Securities. The Company’s U.S. Government agency securities are fixed income securities sponsored by the U.S. Government, have original maturities of three months or less and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Auction-Rate Securities. The Company’s auction-rate securities have maturity dates through 2050, are primarily backed by insurance products and are accounted for as available-for-sale securities. These investments are expected to be held until secondary markets become available and as a result, are classified as long-term investments and recorded within other non-current assets in the condensed consolidated balance sheets. Auction-rate securities are valued using an income approach which is based on a discounted cash flow model or a credit default model. The inputs to the discounted cash flow model include market interest rates and a discount factor to reflect the illiquidity of the investments. The inputs to the credit default model include market interest rates, yields of similar securities, and probability-weighted assumptions related to the creditworthiness of the underlying assets.
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Foreign exchange contracts are classified within other current assets in the condensed consolidated balance sheets. Foreign exchange contracts are valued using an income approach which is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.
In the three months ended October 1, 2010, there were no changes in Level 3 financial assets measured on a recurring basis. The Company had no liabilities that were re-measured and reported at fair value on a recurring basis at October 1, 2010.
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.
8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of October 1, 2010, the Company had outstanding foreign exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenues. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. As of October 1, 2010, the net amount of existing gains expected to be reclassified into earnings within the next 12 months was $39 million. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements.

As of October 1, 2010, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $907 million and $1.4 billion, and closed $727 million and $708 million, in foreign exchange contracts in the three months ended October 1, 2010 and October 2, 2009, respectively. The fair value and balance sheet location of such contracts as of October 1, 2010 and October 2, 2009 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Oct. 1, 2010		Oct. 2, 2009		Oct. 1, 2010		Oct. 2, 2009
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments	Location	Value	Location	Value	Location	Value	Location	Value
Foreign exchange contracts	Other current assets	$56	Other current assets	$16	—	—	—	—
The impact on the condensed consolidated financial statements as of October 1, 2010 and October 2, 2009 was as follows (in millions):

	Amount of Gain			Amount of Gain
	Recognized in		Location of Gain	Reclassified from
	Accumulated OCI		Reclassified from	Accumulated OCI into
Derivatives in Cash	on Derivatives		Accumulated	Income
Flow Hedging Relationships	Oct. 1, 2010	Oct. 2, 2009	OCI into Income	Oct. 1, 2010	Oct. 2, 2009
Foreign exchange contracts	$55	$14	Cost of revenue	$27	$7
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three months ended October 1, 2010 and October 2, 2009.
9. Stock-Based Compensation
The Company granted approximately 0.9 million restricted stock units during the three months ended October 1, 2010, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of the shares underlying the restricted stock unit awards was $23 million at the date of grant. These amounts are being recognized as expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 1.80% based on a historical analysis indicating forfeitures for these types of awards.
For the three months ended October 1, 2010, the Company recognized approximately $8 million in expense related to the vesting of restricted stock unit awards compared to $6 million in the prior-year period. During the three months ended October 1, 2010, the Company charged to expense $11 million for stock-based compensation related to options issued under stock option plans and the ESPP, compared to $7 million in the prior-year period.
As of October 1, 2010, the aggregate unamortized fair value of all unvested restricted stock unit awards was $66 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.9 years. At October 1, 2010, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $72 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.6 years.

Stock Option Activity
The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 2, 2010	9.4	$20.61
Granted	2.4	26.14
Exercised	(0.1)	12.21
Canceled or expired	(0.1)	27.04

Options outstanding at October 1, 2010	11.6	$21.82	5.1	$86

Exercisable at October 1, 2010	5.2	$17.40	4.1	$59

Vested and expected to vest after October 1, 2010	11.4	$21.74	5.1	$85

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on the date the intrinsic value is determined. As of October 1, 2010, the Company had options outstanding to purchase an aggregate of 10.2 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $86 million. During the three months ended October 1, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2 million, determined as of the date of exercise, compared to $17 million in the prior-year period.
Fair Value Disclosure — Stock Options and ESPP
The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted was estimated using the following weighted average assumptions:

	THREE MONTHS ENDED
	Oct. 1,	Oct. 2,
	2010	2009
Suboptimal exercise factor	1.81	1.73
Range of risk-free interest rates	0.26% to 1.90%	0.37% to 2.83%
Range of expected stock price volatility	0.42 to 0.59	0.51 to 0.72
Weighted average expected volatility	0.52	0.57
Post-vesting termination rate	2.42%	3.57%
Dividend yield	—	—
Fair value	$11.26	$17.08
The weighted average expected term of the Company’s stock options for the three months ended October 1, 2010 was 4.7 years compared to 4.6 years in the prior-year period.
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three months ended October 1, 2010 and October 2, 2009.
10. Recent Accounting Pronouncements
In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements,” and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for fiscal periods beginning on or after June 15, 2010, which for the Company was the first quarter of fiscal 2011. The Company’s adoption of ASU 2009-13 and ASU 2009-14 had no impact on its condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 2, 2010.
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
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;
•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;
•	our entry into and position in the traditional enterprise market;
•	emergence of new storage markets for hard drives;
•	emergence of competing storage technologies;
•	traditional seasonal demand and pricing trends;
•	our beliefs regarding the adequacy of our facilities and fabrication capacity;
•	our share repurchase plans;
•	our stock price volatility;
•	expectations regarding the outcome of legal proceedings in which we are involved;
•	the timing of future payments, if any, relating to unrecognized tax benefits;
•	expectations regarding our net revenue and industry unit shipments in the December quarter;
•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2011; and
•	beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure needs.

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
We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and in enterprise applications such as servers, workstations, network attached storage, storage area networks, video surveillance equipment and cloud computing environments. Additionally, our hard drives are used in CE applications such as digital video recorders (“DVRs”) and satellite and cable set-top boxes (“STBs”). We also sell our hard drives as stand-alone storage products by integrating them into finished enclosures, embedding application software and offering the products as WD®-branded external storage appliances for personal data backup and portable or expanded storage of digital music, photographs, video and other digital data.
Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. Our hard drives currently include 2.5-inch and 3.5-inch form factor drives, having capacities ranging from 80 gigabytes (“GB”) to 3 terabytes (“TB”), nominal rotation speeds up to 10,000 revolutions per minute (“RPM”), and offer interfaces including Enhanced Integrated Drive Electronics (“EIDE”), Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (Small Computer System Interface) (“SAS”). We also embed our hard drives into WD®-branded external storage appliances using interfaces such as Universal Serial Bus (“USB”) 2.0, USB 3.0, external SATA, FireWiretm and Ethernet network connections with capacities of 160 GB up to 8 TB. In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our WD GreenPower Technologytm.
In October 2010, we began shipping our 3.5-inch WD Caviar® Greentm 3 TB drive, a SATA hard drive utilizing 750 GB-per-platter areal density and Advanced Format technology.
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
First Quarter Overview
For the September quarter, we believe that overall hard drive industry shipments totaled approximately 165 million units, up 8% from the prior-year period and up 5% sequentially from the June quarter. We also believe that the September quarter was characterized by aggressive pricing that lasted throughout the quarter.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	THREE MONTHS ENDED
	Oct. 1,		Oct. 2,
	2010		2009
Net revenue	$2,396	100.0%	$2,208	100.0%
Gross margin	437	18.2	514	23.3
Total operating expenses	226	9.4	195	8.8
Operating income	211	8.8	319	14.4
Net income	197	8.2	288	13.0
The following is a summary of our financial performance for the first quarter of 2011:
•	Consolidated net revenue totaled $2.4 billion.
•	64% of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD-branded products, during the three months ended October 1, 2010 and the comparative prior-year period.
•	Hard drive unit shipments increased by 15% over the prior-year period to 50.7 million units.
•	Gross margin decreased to 18.2%, compared to 23.3% for the prior-year period.
•	Operating income was $211 million, a decrease of $108 million compared to the prior-year period.
•	We generated $390 million in cash flow from operations in the first quarter of 2011, and we finished the quarter with $2.9 billion in cash and cash equivalents.
Historically, the overall hard drive industry unit shipments in the December quarter have seasonally increased from the September quarter. However, we believe that overall hard drive industry unit shipments in the December quarter will be flat with the September quarter and pricing will continue to be competitive. Therefore, we expect our net revenue in the December quarter to be flat to slightly down from the September quarter.
Results of Operations
Net Revenue

	THREE MONTHS
	ENDED
	Oct. 1,	Oct. 2,	Percentage
(in millions, except percentages and average selling price)	2010	2009	Change
Net revenue	$2,396	$2,208	9%
Unit shipments*	50.7	44.1	15
Average selling price (per unit)*	$46	$49	(6)

Revenues by Geography(%)
Americas	23%	22%
Europe, Middle East and Africa	23	22
Asia	54	56

Revenues by Channel(%)
OEMs	50%	52%
Distributors	32	31
Retailers	18	17

Revenues by Product(%)
Non-desktop sources	64%	64%
Desktop hard drives	36	36

*	Based on sales of hard drive units only.

For the quarter ended October 1, 2010, net revenue was $2.4 billion, an increase of 9% over the quarter ended October 2, 2009. Total hard drive shipments increased to 50.7 million units for the quarter ended October 1, 2010 as compared to 44.1 million units for the quarter ended October 2, 2009. The increase in net revenue resulted primarily from an increase in unit shipments, partially offset by a $3 decrease in our average selling price. The decrease in average selling price was a result of a competitive pricing environment.
Changes in revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics. Changes in revenue by channel are a result of normal fluctuations in market demand and competitive dynamics. For the three months ended October 1, 2010, no single customer accounted for 10%, or more, of our revenue.
In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended October 1, 2010, these programs represented 11% of gross revenues compared to 7% in the prior-year period. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.
Gross Margin

	THREE MONTHS
	ENDED
	Oct. 1,	Oct. 2,	Percentage
(in millions, except percentages)	2010	2009	Change
Net revenue	$2,396	$2,208	9%
Gross margin	437	514	(15)
Gross margin %	18.2%	23.3%
For the three months ended October 1, 2010, gross margin as a percentage of revenue decreased to 18.2% as compared to 23.3% for the prior-year period primarily due to aggressive pricing that lasted throughout the quarter.
Operating Expenses

	THREE MONTHS
	ENDED
	Oct. 1,	Oct. 2,	Percentage
(in millions, except percentages)	2010	2009	Change
R&D expense	$167	$142	18%
SG&A expense	59	53	11

Total operating expenses	$226	$195

Research and development (“R&D”) expense was $167 million for the three months ended October 1, 2010, an increase of $25 million over the prior-year period. As a percentage of net revenue, R&D expense increased to 7.0% in the three months ended October 1, 2010 compared to 6.4% in the three months ended October 2, 2009. These increases were primarily due to the continued investment in product development to support new programs, partially offset by a decrease in variable incentive compensation.
Selling, general and administrative (“SG&A”) expense was $59 million for the three months ended October 1, 2010, an increase of $6 million over the prior-year period. SG&A expense as a percentage of net revenue increased to 2.5% in the three months ended October 1, 2010 compared to 2.4% in the three months ended October 2, 2009. These increases were primarily due to the expansion of sales and marketing to support new products and growing markets, partially offset by a decrease in variable incentive compensation.
Other Income (Expense)
Interest income for the three months ended October 1, 2010 increased by $1 million, as compared to the prior-year period, to $2 million. This increase was primarily due to higher average daily invested cash balances for the period as compared to the prior-year period. Interest and other expense for the three months ended October 1, 2010 decreased by $1 million, as compared to the prior-year period, to $2 million. This decrease was primarily due to a lower amount of debt during the three months ended October 1, 2010 as compared to the prior-year period.

Income Tax Provision
Our income tax provision for the three months ended October 1, 2010 was $14 million as compared to $29 million in the prior-year period. Differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.
Liquidity and Capital Resources
We ended the first quarter of fiscal 2011 with total cash and cash equivalents of $2.9 billion. The following table summarizes our statements of cash flows for the three months ended October 1, 2010 and October 2, 2009 (in millions):

	THREE MONTHS ENDED
	Oct. 1,	Oct. 2,
	2010	2009
Net cash flow provided by (used in):
Operating activities	$390	$434
Investing activities	(200)	(176)
Financing activities	(66)	4

Net increase in cash and cash equivalents	$124	$262

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
Operating Activities
Net cash provided by operating activities during the three months ended October 1, 2010 was $390 million as compared to $434 million during the three months ended October 2, 2009. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $24 million for the three months ended October 1, 2010 as compared to $12 million for the prior-year period.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended October 1, 2010 and October 2, 2009 were as follows:

	THREE MONTHS ENDED
	Oct. 1,	Oct. 2,
	2010	2009
Days sales outstanding	50	47
Days in inventory	26	21
Days payables outstanding	(79)	(72)

Cash conversion cycle	(3)	(4)

For the three months ended October 1, 2010, our days sales outstanding (“DSOs”) increased by 3 days, days in inventory (“DIOs”) increased by 5 days, and days payable outstanding (“DPOs”) increased by 7 days as compared to the prior-year period. The increase in DSOs was primarily a result of changes in the linearity of shipments in the current quarter as compared to the prior-year period. The increase in DIOs was primarily due to the timing of inventory builds and the change in DPOs was generally related to production volume and the timing of purchases during the period. The June 2010 acquisition of additional magnetic media sputtering operations also contributed slightly to the increases in DIOs and DPOs. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities
Cash used in investing activities for the three months ended October 1, 2010 was $200 million as compared to $176 million for the prior-year period and consisted of capital expenditures.
For fiscal 2011, we expect capital expenditures to be between 7% and 8% of revenue, plus approximately $200 million related to the conversion of our head wafer fabrication facilities to utilize 8-inch wafers from 6-inch wafers and expenditures to optimize the output from our recently acquired magnetic media sputtering operations. We expect depreciation and amortization to be approximately $630 million for fiscal 2011.
Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheets. The estimated market values of these investments are subject to fluctuation. The carrying value of our investments in auction-rate securities was $15 million as of October 1, 2010.
Financing Activities
Net cash used in financing activities for the three months ended October 1, 2010 was $66 million as compared to $4 million provided by financing activities in the prior-year period. Net cash used in financing activities for the three months ended October 1, 2010 consisted of $4 million in tax withholding obligations paid in connection with the vesting of stock awards under employee stock plans, $50 million used to repurchase shares of our common stock, and $25 million used to repay long-term debt, offset by $2 million provided by the issuance of stock under employee stock plans and $11 million in excess tax benefits from employee stock plans. Net cash provided by financing activities for the three months ended October 2, 2009 primarily consisted of $15 million provided by the issuance of stock under employee stock plans and $9 million in excess tax benefits from employee stock plans, offset by $19 million used to repay long-term debt.
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
Contractual Obligations and Commitments
Long-Term Debt — In February 2008, Western Digital Technologies, Inc. (“WDTI”), our wholly-owned subsidiary, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of October 1, 2010, the remaining balance of the term loan facility was $375 million, which requires principal payments totaling $81 million through the remainder of 2011, $144 million in 2012 and $150 million in 2013. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended July 2, 2010, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
Foreign Exchange Contracts — We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, of this Quarterly Report on Form 10-Q under the heading “Disclosure About Foreign Currency Risk,” for a description of our current foreign exchange contract commitments and Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Unrecognized Tax Benefits — As of October 1, 2010, our total cash liability representing unrecognized tax benefits was $133 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005 through October 1, 2010, we have repurchased 20 million shares of our common stock for a total cost of $334 million. We repurchased 1.8 million shares for a total cost of $50 million during the three months ended October 1, 2010. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We expect stock repurchases to be funded principally by operating cash flows.

Critical Accounting Policies and Estimates
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.
Revenue and Accounts Receivable
In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since the first quarter of fiscal 2010, total sales incentive and marketing programs have ranged from 7% to 11% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.2% of quarterly gross revenue since the first quarter of fiscal 2010.
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
Litigation and Other Contingencies
We disclose material contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Part I, Item I, Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges. See Part II, Item 8, Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 2, 2010 and Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of October 1, 2010, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain
Foreign exchange contracts:
Thai Baht cash flow hedges	$895	31.84	$32
Thai Baht fair value hedges	$80	30.33	—
Malaysian Ringgit cash flow hedges	$171	3.30	$7
Euro fair value hedges	$11	0.73	—
British Pound Sterling fair value hedges	$10	0.63	—

*	Expressed in units of foreign currency per U.S. dollar.
During the three months ended October 1, 2010, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk
Borrowings under the term loan facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”); in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the term loan facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $4 million annually.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended October 1, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended July 2, 2010. We do not believe any of the updates constitute material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010. All of our risk factors are included below.
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
We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances; however, as a result of the continued uncertainty and volatility in global economic conditions, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails and is unable to pay us. Additionally, negative or uncertain global economic conditions increase the risk that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.
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
Demand for our hard drives depends on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and intense price competition. If intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could result in lower revenue and gross margins.
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

Our customers’ demand for storage capacity may not continue to grow at current industry estimates, which may lower the prices our customers are willing to pay for our products or put us at a disadvantage to competing technologies.
Our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management, the emergence of processes such as cloud computing, data deduplication and storage virtualization, economic conditions or otherwise. These factors could lead to our customers’ storage capacity needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products that we do not offer, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our operating results.
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
Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. If consumer spending decreases as a result of the recent uncertainty and volatility in global economic conditions or otherwise, our operating results could suffer because of the increased importance of our branded products business.
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
During the quarter ended October 1, 2010, a large percentage of our revenue, 50%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
Increases in the cost for certain commodity materials or commodity components may increase our costs of manufacturing and transporting hard drives and key components. Shortages of commodity components such as DRAM and NAND flash, or commodity materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. Furthermore, if other high volume industries increase their demand for materials or components such as these, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other commodity components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results. The volatility in the cost of oil also affects our transportation costs and may result in lower operating margins if we are unable to pass these increased costs through to our customers.
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
We expect our suppliers, sub-suppliers and sub-contractors (collectively referred to as “suppliers”) to operate in compliance with applicable laws and regulations, including labor and environmental laws, and to otherwise meet our required supplier standards of conduct. While our internal operating guidelines promote ethical business practices, we do not control our suppliers or their labor or environmental practices. The violation of labor, environmental or other laws by any of our suppliers, or divergence of a supplier’s business practices from those generally accepted as ethical in the United States, could harm our business by:
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
Our future operating results may depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volumes to meet our production requirements. A number of the components that we use are available from only a single or limited number of qualified suppliers, and may be used across multiple product lines. In addition, some of the components (or component types) used in our products are used in other devices, such as mobile telephones and digital cameras. If there is a significant simultaneous upswing in demand for such a component (or component type) from several high volume industries resulting in a supply reduction, if a component is otherwise in short supply, or if a supplier fails to qualify or has a quality issue with a component, we may experience delays or increased costs in obtaining that component. If we are unable to obtain sufficient quantities of materials used in the manufacture of magnetic components, or other necessary components, we may experience production delays, which could cause us loss of revenue. If a component becomes unavailable, we could suffer significant loss of revenue.

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
To reduce the risk of component shortages, we attempt to provide significant lead times when buying components, which may subject us to cancellation charges if we cancel orders as a result of technology transitions or changes in our component needs. In addition, we may from time to time enter into contractual commitments with component suppliers in an effort to increase and stabilize the supply of those components and enable us to purchase such components at favorable prices. Some of these commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components. Furthermore, as a result of current global economic conditions, our ability to forecast our requirements for these components has become increasingly difficult, therefore increasing the risk that our contractual commitments may not meet our actual supply requirements, which could cause us to have inadequate or excess component inventory and adversely affect our operating results and increase our operating costs.
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
Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some revolutionary technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, energy assisted magnetic recording, patterned magnetic media and advanced signal processing, that if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, magnetic media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire. For example, new recording technology requires changes in the manufacturing process of heads and magnetic media, which may cause longer production times and reduce the overall availability of magnetic media in the industry. Additionally, the new technology requires a greater degree of integration between heads and magnetic media which may lengthen our time of development of hard drives using this technology.
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
Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Alternative storage technologies like solid-state storage and flash memory technology have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives, mobile phones and tablet devices that require a relatively low amount of storage capacity that cannot be economically serviced using hard drive technology. Typically, storage needs for higher capacity and performance, with lower cost-per-gigabyte, have been better served by hard drives. However, advances in semiconductor technology have resulted in solid-state storage emerging as a technology that is competitive with hard drives for niche high performance needs in advanced digital computing markets such as enterprise servers and storage, in spite of the associated challenges in the attributes of cost, capacity and reliability. Solid-state storage, which incorporates semiconductor media, is produced by large semiconductor companies who can then sell their storage products at lower prices while still remaining profitable overall. This can help them improve their market share at the expense of the competition. In addition, these semiconductor companies may choose to supply companies like us with semiconductor media at prices that make it difficult, if not impossible, for us to compete with them on a profitable basis. As a result, there can be no assurance that we will be successful in anticipating and developing new products for the desktop, mobile, enterprise, CE and external storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage for the desktop, mobile, enterprise, CE and external storage markets, we will be at a competitive disadvantage to companies using semiconductor technology to serve these markets and our business will suffer.
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
Manufacturing outside the United States and marketing our products globally subjects us to numerous risks.
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
Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the United States. Therefore, as a substantial portion of our sales are from countries outside the United States, fluctuations in currency exchanges rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could adversely impact demand and revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside the United States.
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
Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as ODMs, that provide manufacturing and fulfillment services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our OEM and distribution channel sales into emerging economies such as Brazil, Russia, India and China, the customers with the most success in these regions may have relatively short operating histories, making it more difficult for us to accurately assess the associated credit risks. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, would increase our operating costs, which may negatively impact our operating results.

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
The uncertain global economic conditions and volatile investment markets have caused us to hold more cash and cash equivalents than we would hold under normal circumstances. Since there has been an overall increase in demand for low-risk, U.S. government-backed securities with a limited supply in the financial marketplace, we face increased difficulty in adequately protecting our increased cash and cash equivalents from possible sudden and unforeseeable failures by banks and other financial institutions. A failure of any of these financial institutions in which deposits exceed FDIC limits could have an adverse impact on our financial position.
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
We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination of certain of our fiscal years by the U.S. Internal Revenue Service (the “IRS”). Although we believe our tax positions are reasonable, the outcomes and timing of these audits are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases by us of shares of our common stock during the quarter ended October 1, 2010:

			Total Number of	Maximum Value of
			Shares Purchased	Shares that May Yet
	Total Number		As Part of Publicly	be Purchased
	of Shares	Average Price	Announced	Under the
(in millions, except average price paid per share)	Purchased	Paid per Share	Program (1)	Program(1)
Jul. 3, 2010 — Jul. 30, 2010	1.8	$27.65	1.8	$416
Jul. 31, 2010 — Aug. 27, 2010	—	—	—	$416
Aug. 28, 2009 — Oct. 1, 2010	—	—	—	$416

Total	1.8	$27.65	1.8	$416

(1)	Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013.

Item 6. EXHIBITS

Exhibit No.	Description

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

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 11, 2010†*

10.3	Amended and Restated Deferred Compensation Plan, as amended August 11, 2010†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN DIGITAL CORPORATION Registrant
/s/ Wolfgang U. Nickl
Wolfgang U. Nickl
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller (Principal Accounting Officer)
Date: October 29, 2010

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

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 11, 2010†*

10.3	Amended and Restated Deferred Compensation Plan, as amended August 11, 2010†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.