Form 10-Q
period 2010-12-31
WESTERN DIGITAL CORP
filed 2011-01-28
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8703
WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0956711
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3355 Michelson Drive, Suite 100
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on January 19, 2011, 231,667,319 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets — December 31, 2010 and July 2, 2010	3

Condensed Consolidated Statements of Income — Three and Six Months Ended December 31, 2010 and January 1, 2010	4

Condensed Consolidated Statements of Cash Flows —Six Months Ended December 31, 2010 and January 1, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 6. Exhibits	42

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal second quarters ended December 31, 2010 and January 1, 2010 both consisted of 13 weeks. Fiscal year 2010 was comprised of 52 weeks and ended on July 2, 2010. Fiscal year 2011 will be comprised of 52 weeks and will end on July 1, 2011. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.
We are a Delaware corporation that operates as the parent company of our hard drive business, Western Digital Technologies, Inc., which was formed in 1970.
Our principal executive offices are located at 3355 Michelson Drive, Suite 100, Irvine, California 92612. Our telephone number is (949) 672-7000 and our Web site is www.westerndigital.com. The information on our Web site is not incorporated in this Quarterly Report on Form 10-Q.
Western Digital, WD, the WD logo, WD Caviar Green, and WD GreenPower Technology are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Dec. 31,	Jul. 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,110	$2,734
Accounts receivable, net	1,250	1,256
Inventories	568	560
Other current assets	192	170

Total current assets	5,120	4,720
Property, plant and equipment, net	2,277	2,159
Goodwill	151	146
Other intangible assets, net	79	88
Other non-current assets	216	215

Total assets	$7,843	$7,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,628	$1,507
Accrued expenses	262	281
Accrued warranty	135	129
Current portion of long-term debt	119	106

Total current liabilities	2,144	2,023
Long-term debt	231	294
Other liabilities	309	302

Total liabilities	2,684	2,619
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued and outstanding 232 and 231 shares, respectively	2	2
Additional paid-in capital	1,040	1,022
Accumulated other comprehensive income	21	11
Retained earnings	4,096	3,674

Total shareholders’ equity	5,159	4,709

Total liabilities and shareholders’ equity	$7,843	$7,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	Dec. 31,	Jan. 1,	Dec. 31,	Jan. 1,
	2010	2010	2010	2010
Revenue, net	$2,475	$2,619	$4,871	$4,827
Cost of revenue	2,000	1,932	3,959	3,626

Gross margin	475	687	912	1,201

Operating expenses:
Research and development	169	154	336	296
Selling, general and administrative	66	60	125	113

Total operating expenses	235	214	461	409

Operating income	240	473	451	792
Other income (expense):
Interest income	2	1	4	2
Interest and other expense	(3)	(3)	(5)	(6)

Total other expense, net	(1)	(2)	(1)	(4)

Income before income taxes	239	471	450	788
Income tax provision	14	42	28	71

Net income	$225	$429	$422	$717

Income per common share:
Basic	$0.98	$1.89	$1.83	$3.17

Diluted	$0.96	$1.85	$1.80	$3.10

Weighted average shares outstanding:
Basic	230	227	230	226

Diluted	235	232	235	231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	Dec. 31,	Jan. 1,
	2010	2010
Cash flows from operating activities
Net income	$422	$717
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	301	247
Stock-based compensation	37	27
Deferred income taxes	1	(5)
Changes in:
Accounts receivable, net	7	(439)
Inventories	(8)	(77)
Accounts payable	157	428
Accrued expenses	(13)	57
Other assets and liabilities	(9)	36

Net cash provided by operating activities	895	991

Cash flows from investing activities
Purchases of property, plant and equipment	(450)	(375)
Sales and maturities of investments	—	3

Net cash used in investing activities	(450)	(372)

Cash flows from financing activities
Issuance of stock under employee stock plans	24	47
Taxes paid on vested stock awards under employee stock plans	(4)	(7)
Excess tax benefits from employee stock plans	11	20
Repurchases of common stock	(50)	—
Repayment of debt	(50)	(38)

Net cash provided by (used in) financing activities	(69)	22

Net increase in cash and cash equivalents	376	641
Cash and cash equivalents, beginning of period	2,734	1,794

Cash and cash equivalents, end of period	$3,110	$2,435

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$2
Cash paid for interest	$3	$2
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
2. Supplemental Financial Statement Data
Inventories

	Dec. 31,	Jul. 2,
	2010	2010
	(in millions)
Raw materials and component parts	$141	$159
Work-in-process	274	255
Finished goods	153	146

Total inventories	$568	$560

Warranty
The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help prepare estimates and assists the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may materially affect operating results. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Changes in the warranty accrual were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	Dec. 31,	Jan. 1,	Dec. 31,	Jan. 1,
	2010	2010	2010	2010
Warranty accrual, beginning of period	$173	$132	$170	$123
Charges to operations	46	50	90	89
Utilization	(40)	(32)	(79)	(62)
Changes in estimate related to pre-existing warranties	(3)	5	(5)	5

Warranty accrual, end of period	$176	$155	$176	$155

Accrued warranty also includes amounts classified in non-current other liabilities of $41 million at December 31, 2010 and $41 million at July 2, 2010.

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
The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months		Six Months
	Ended		Ended
	Dec. 31,	Jan. 1,	Dec. 31,	Jan. 1,
	2010	2010	2010	2010
Net income	$225	$429	$422	$717

Weighted average shares outstanding:
Basic	230	227	230	226
Employee stock options and other	5	5	5	5

Diluted	235	232	235	231

Income per common share:
Basic	$0.98	$1.89	$1.83	$3.17

Diluted	$0.96	$1.85	$1.80	$3.10

Anti-dilutive potential common shares excluded*	4	1	4	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of December 31, 2010, the term loan facility had a variable interest rate of 1.56% and a remaining balance of $350 million, which requires principal payments totaling $56 million through the remainder of 2011, $144 million in 2012 and $150 million in 2013. The term loan facility has a maturity date of February 11, 2013. As of December 31, 2010, WDTI was in compliance with all covenants.
5. Legal Proceedings
The Company discloses material loss contingencies deemed to be reasonably possible and accrues for loss contingencies when, in consultation with the Company’s legal advisors, the Company concludes that a loss is probable and reasonably estimable. Except as otherwise indicated, the possible losses relating to the matters described below are not reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.
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
On November 10, 2010, plaintiff Rembrandt Data Storage filed a complaint in the Western District of Wisconsin against the Company alleging infringement of U.S. Patent Nos. 5,995,342 and 6,195,232. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to specific thin film heads having solenoid coils. The Company intends to defend itself vigorously in this matter.
On October 4, 2006, Seagate Technology LLC (“Seagate”) filed a complaint against the Company and one of its employees formerly employed by Seagate in the Minnesota Fourth Judicial District Court. The complaint alleges claims based on supposed misappropriation of trade secrets and seeks injunctive relief and unspecified monetary damages, fees and costs. On June 19, 2007, the Company’s employee filed a demand for arbitration with the American Arbitration Association. A motion to stay the litigation as against all defendants and to compel arbitration of all Seagate’s claims was granted on September 19, 2007. The parties are engaged in arbitration, and discovery in the arbitration proceeding is ongoing. On September 23, 2010, Seagate filed a motion to amend its claims and add allegations based on the supposed misappropriation of addition confidential information. The arbitrator granted Seagate’s motion, and the plenary hearing in the arbitration is now set to begin in May 2011. The Company intends to continue to defend itself vigorously in this matter.
Employment Litigation
On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleges that certain of the Company’s engineers have been misclassified as exempt employees under California state law and are, therefore, due unspecified amounts for unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. By court order dated April 24, 2009, the case was transferred to the Orange County (California) Superior Court, where it is now pending. On or about June 16, 2009, the Company was dismissed from the case without prejudice by stipulation, leaving WDTI as the sole remaining defendant. On or about June 4, 2009, WDTI filed its answer to the complaint, denying the substantive allegations thereof and raising several affirmative defenses. Formal discovery has commenced. The parties participated in a mediation of the case on June 3, 2010, which led to a proposed settlement of the case. The proposed settlement would resolve the case on a class-wide basis for an immaterial amount that was accrued by the Company in the fourth quarter of fiscal 2010. The proposed class action settlement must receive preliminary and final approval by the court before the settlement will become final and binding. A hearing for preliminary approval of the settlement was heard on October 18, 2010, and the court preliminarily approved the settlement. The final approval hearing is currently scheduled for February 2011. If the court does not grant final approval of the settlement, and the Company is unsuccessful in its defense of this matter, potential liability could include unpaid wages, interest, penalties, attorneys’ fees and costs. Absent final approval of the settlement, the Company intends to continue to defend itself vigorously in this matter.

On February 26, 2010, and as thereafter amended on August 23, 2010 and December 22, 2010, plaintiff Tarriq Sadaat, a former employee of the Company, filed a putative class action complaint in the Orange County (California) Superior Court against the Company; WDTI; Kelly Services, Inc., a Delaware corporation (“Kelly Services”); and certain other unnamed individuals. The named plaintiff seeks to represent certain hourly employees who were assigned to work at certain of the Company’s facilities by Kelly Services, a temporary staffing agency. In this regard, the complaint alleges that the hourly employees are due unspecified sums for unpaid overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. The complaint seeks unspecified damages including lost wages, penalties under the California Labor Code and other statutes, compensatory and punitive damages, declaratory relief, injunctive relief, interest, attorneys’ fees and costs. The Company’s response to the complaint was filed and served in January 2011. The Company denies the allegations and intends to defend itself vigorously.
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
6. Income Taxes
The Company’s income tax provision for the three months ended December 31, 2010 was $14 million as compared to $42 million in the prior-year period. The Company’s income tax provision for the six months ended December 31, 2010 was $28 million as compared to $71 million in the prior-year period. The tax provision for the three and six months ended December 31, 2010 reflects the retroactive extension of the research and development tax credit that was signed into law in December 2010. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.
In the three months ended December 31, 2010, the Company recognized a net increase of $11 million in its liability for unrecognized tax benefits. As of December 31, 2010, the Company had recognized a liability of approximately $240 million of unrecognized tax benefits, which considers the status of the United States Internal Revenue Service (the “IRS”) examination as described below. Interest and penalties recognized on such amounts were not material.
The IRS is currently examining fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated, which was acquired by the Company on September 5, 2007. The Company anticipates that the IRS fieldwork will be completed in the March quarter ending April 1, 2011. To date, the Company has received one notice of proposed adjustment from the IRS related to the 2006 and 2007 audit of the Company which seeks an adjustment to income of approximately $300 million. The Company disagrees with the proposed adjustment, believes that its tax position is properly supported and will vigorously contest the position taken by the IRS.
Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of December 31, 2010, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s uncertain tax positions.
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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents
Money market funds	$586	$—	$—	$586
U.S. Treasury securities	—	276	—	276
U.S. Government agency securities	—	197	—	197

Total cash equivalents	586	473	—	1,059

Auction-rate securities	—	—	15	15
Foreign exchange contracts	—	29	—	29

Total assets at fair value	$586	$502	$15	$1,103

Money Market Funds. The Company’s money market funds are funds that invest in U.S. Treasury securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. Money market funds are valued based on quoted market prices.
U.S. Treasury Securities. The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less, are held in custody by a third party and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
U.S. Government Agency Securities. The Company’s U.S. Government agency securities are investments in fixed income securities sponsored by the U.S. Government with original maturities of three months or less, are held in custody by a third party and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
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
In the six months ended December 31, 2010, there were no changes in Level 3 financial assets measured on a recurring basis. The Company had no liabilities that were re-measured and reported at fair value on a recurring basis at December 31, 2010.
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of December 31, 2010, the Company had outstanding foreign exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenues. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. As of December 31, 2010, the net amount of existing gains expected to be reclassified into earnings within the next 12 months was $21 million. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements.
As of December 31, 2010, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.0 billion and $1.9 billion, and closed $869 million and $1.6 billion, in foreign exchange contracts in the three and six months ended December 31, 2010, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Dec. 31, 2010		Jul. 2, 2010		Dec. 31, 2010		Jul. 2, 2010
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments	Location	Value	Location	Value	Location	Value	Location	Value
Foreign exchange contracts	Other current assets	$29	Other current assets	$17	—	—	—	—
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain Recognized in					Amount of Gain Reclassified from
	Accumulated OCI on Derivatives					Accumulated OCI into Income
	Three	Six	Three	Six	Location of Gain	Three	Six	Three	Six
	Months	Months	Months	Months	Reclassified from	Months	Months	Months	Months
Derivatives in Cash	Ended	Ended	Ended	Ended	Accumulated	Ended	Ended	Ended	Ended
Flow Hedging Relationships	Dec. 31, 2010		Jan. 1, 2010		OCI into Income	Dec. 31, 2010		Jan. 1, 2010
Foreign exchange contracts	$19	$74	$8	$22	Cost of revenue	$37	$64	$13	$20
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and six months ended December 31, 2010 and January 1, 2010.

9. Stock-Based Compensation
The Company granted approximately 0.9 million restricted stock units during the six months ended December 31, 2010, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate fair value of the shares underlying the restricted stock unit awards was $25 million at the date of grant. These amounts are being recognized as expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 1.78% based on a historical analysis indicating forfeitures for these types of awards.
For the three and six months ended December 31, 2010, the Company recognized approximately $9 million and $17 million, respectively, in expense related to the vesting of restricted stock unit awards compared to $4 million and $10 million in the comparative prior-year periods. During the three and six months ended December 31, 2010, the Company charged to expense $9 million and $20 million, respectively, for stock-based compensation related to options issued under stock option plans and the ESPP, compared to $9 million and $17 million in the comparative prior-year periods.
As of December 31, 2010, the aggregate unamortized fair value of all unvested restricted stock unit awards was $58 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.7 years. At December 31, 2010, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $77 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.5 years.
Stock Option Activity
The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 2, 2010	9.4	$20.61
Granted	2.4	26.14
Exercised	(0.1)	12.21
Canceled or expired	(0.1)	27.04

Options outstanding at October 1, 2010	11.6	$21.82
Granted	0.1	33.27
Exercised	(0.4)	14.04
Canceled or expired	(0.1)	24.42

Options outstanding at December 31, 2010	11.2	$22.21	4.9	$134

Exercisable at December 31, 2010	5.3	$18.40	4.0	$84

Vested and expected to vest after December 31, 2010	11.0	$22.14	4.9	$132

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on the date the intrinsic value is determined. As of December 31, 2010, the Company had options outstanding to purchase an aggregate of 9.8 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $134 million. During the three and six months ended December 31, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $8 million and $10 million, respectively, determined as of the date of exercise, compared to $33 million and $50 million in the comparative prior-year periods.

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

	Three Months Ended		Six Months Ended
	Dec. 31,	Jan. 1,	Dec. 31,	Jan. 1,
	2010	2010	2010	2010
Suboptimal exercise factor	1.81	1.77	1.81	1.73
Range of risk-free interest rates	0.29% to 2.71%	0.47% to 3.39%	0.26% to 2.71%	0.37% to 3.39%
Range of expected stock price volatility	0.42 to 0.57	0.51 to 0.63	0.42 to 0.59	0.51 to 0.72
Weighted average expected volatility	0.50	0.54	0.52	0.57
Post-vesting termination rate	2.80%	3.81%	2.44%	3.60%
Dividend yield	—	—	—	—
Fair value	$13.92	$17.26	$11.38	$17.10
The weighted average expected term of the Company’s stock options for the three and six months ended December 31, 2010 was 4.9 years and 4.7 years, respectively, compared to 4.7 years and 4.6 years in the comparative prior-year periods.
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 31, 2010 and January 1, 2010.
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

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;
•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;
•	our entry into and position in the traditional enterprise market;
•	emergence of new storage markets for hard drives;
•	emergence of competing storage technologies;
•	traditional seasonal demand and pricing trends;
•	our beliefs regarding the adequacy of our facilities and fabrication capacity;
•	our share repurchase plans;
•	our stock price volatility;
•	expectations regarding the outcome of legal proceedings in which we are involved;
•	the timing of future payments, if any, relating to unrecognized tax benefits;
•	expectations regarding our net revenue and industry unit shipments in the March quarter;
•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2011; and
•	beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure needs.
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

We sell our products worldwide to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) for use in computer systems, subsystems or CE devices, and to distributors, resellers and retailers. Our hard drives are used in desktop computers, notebook computers, and in enterprise applications such as servers, workstations, network attached storage, storage area networks, video surveillance equipment and cloud computing environments. Additionally, our hard drives are used in CE applications such as digital video recorders and satellite and cable set-top boxes. We also sell our hard drives as stand-alone storage products by integrating them into finished enclosures, embedding application software and offering the products as WD®-branded external storage appliances for personal data backup and portable or expanded storage for digital music, photographs, video and other digital data.
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
We also design, develop, manufacture and sell solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the embedded systems and client PC markets. A media player is a device that connects to a user’s television, the Internet and/or home theater system and plays digital movies, music and photos from an integrated hard drive, any of our WD®-branded external hard drives, or other USB mass storage devices or content services accessed over the Internet. We sell our media players worldwide to resellers and retailers under the WD® brand.
Second Quarter Overview
For the December quarter, we believe that overall hard drive industry shipments totaled approximately 168 million units, up 4% from the prior-year period and up 2% sequentially from the September quarter. We also believe that the increase in the December quarter from the September quarter was characterized by seasonally stronger demand.
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Dec. 31,		Jan. 1,		Dec. 31,		Jan. 1,
	2010		2010		2010		2010
Net revenue	$2,475	100.0%	$2,619	100.0%	$4,871	100.0%	$4,827	100.0%
Gross margin	475	19.2	687	26.2	912	18.7	1,201	24.9
Total operating expenses	235	9.5	214	8.2	461	9.5	409	8.5
Operating income	240	9.7	473	18.1	451	9.3	792	16.4
Net income	225	9.1	429	16.4	422	8.7	717	14.9
The following is a summary of our financial performance for the second quarter of 2011:
•	Consolidated net revenue totaled $2.5 billion.
•	65% of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD®-branded products, as compared to 66% in the prior-year period.

•	Hard drive unit shipments increased by 5% over the prior-year period to 52.2 million units.
•	Gross margin decreased to 19.2%, compared to 26.2% for the prior-year period.
•	Operating income was $240 million, a decrease of $233 million from the prior-year period.
•	We generated $505 million in cash flow from operations in the second quarter of 2011, and we finished the quarter with $3.1 billion in cash and cash equivalents.
Historically, the overall hard drive industry unit shipments in the March quarter have decreased from the December quarter. We believe that overall hard drive industry unit shipments in the March quarter will be down from the December quarter due to normal seasonality and inventory adjustments in PC manufacturers’ pipeline. Therefore, we expect our net revenue in the March quarter to be down from the December quarter.
Results of Operations
Net Revenue

	Three Months			Six Months
	Ended			Ended
(in millions, except percentages and	Dec. 31,	Jan. 1,	Percentage	Dec. 31,	Jan. 1,	Percentage
average selling price)	2010	2010	Change	2010	2010	Change
Net revenue	$2,475	$2,619	(5)%	$4,871	$4,827	1%
Unit shipments*	52.2	49.5	5	102.9	93.6	10
Average selling price (per unit)*	$47	$52	(10)	$46	$51	(10)

Revenues by Geography(%)
Americas	22%	25%		23%	23%
Europe, Middle East and Africa	25	25		24	24
Asia	53	50		53	53

Revenues by Channel(%)
OEM	45%	48%		47%	50%
Distributors	33	30		33	30
Retailers	22	22		20	20

Revenues by Product(%)
Non-desktop sources	65%	66%		65%	65%
Desktop hard drives	35	34		35	35

*	Based on sales of hard drive units only.
For the quarter ended December 31, 2010, net revenue was $2.5 billion, a decrease of 5% from the prior-year period. Total hard drive shipments increased to 52.2 million units for the quarter ended December 31, 2010 as compared to 49.5 million units in the prior-year period. The decrease in net revenue resulted from a $5 decrease in average selling price (“ASP”) from $52 to $47, partially offset by an increase in unit shipments. For the six months ended December 31, 2010, net revenue was $4.9 billion, an increase of 1% over the prior-year period. Total hard drive shipments increased to 102.9 million units for the six months ended December 31, 2010, as compared to 93.6 million units for the prior-year period. The increase in net revenue resulted primarily from an increase in unit shipments, partially offset by a $5 decrease in ASP from $51 to $46. The decrease in ASP for the three and six months ended December 31, 2010 as compared to the prior-year periods was a result of a competitive pricing environment.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For the three and six months ended December 31, 2010, no single customer accounted for 10%, or more, of our revenue.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended December 31, 2010, these programs represented 10% and 11% of gross revenues, respectively, compared to 7% in both the comparative prior-year periods. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.
Gross Margin

	Three Months			Six Months
	Ended			Ended
	Dec. 31,	Jan. 1,	Percentage	Dec. 31,	Jan. 1,	Percentage
(in millions, except percentages)	2010	2010	Change	2010	2010	Change
Net revenue	$2,475	$2,619	(5)%	$4,871	$4,827	1%
Gross margin	475	687	(31)	912	1,201	(24)
Gross margin %	19.2%	26.2%		18.7%	24.9%
For the three months ended December 31, 2010, gross margin as a percentage of revenue decreased to 19.2% as compared to 26.2% for the prior-year period. For the six months ended December 31, 2010, gross margin as a percentage of revenue decreased to 18.7% as compared to 24.9% for the prior-year period. These decreases were a result of a competitive pricing environment.
Operating Expenses

	Three Months			Six Months
	Ended			Ended
	Dec. 31,	Jan. 1,	Percentage	Dec. 31,	Jan. 1,	Percentage
(in millions, except percentages)	2010	2010	Change	2010	2010	Change
R&D expense	$169	$154	10%	$336	$296	14%
SG&A expense	66	60	10	125	113	11

Total operating expenses	$235	$214		$461	$409

Research and development (“R&D”) expense was $169 million for the three months ended December 31, 2010, an increase of $15 million over the prior-year period. For the six months ended December 31, 2010, R&D expense was $336 million, an increase of $40 million over the prior-year period. As a percentage of net revenue, R&D expense increased to 6.8% and 6.9% in the three and six months ended December 31, 2010, respectively, compared to 5.9% and 6.1% in the prior-year periods. These increases were primarily due to the continued investment in product development to support new programs, partially offset by a decrease in variable incentive compensation.
Selling, general and administrative (“SG&A”) expense was $66 million for the three months ended December 31, 2010, an increase of $6 million over the prior-year period. For the six months ended December 31, 2010, SG&A expense was $125 million, an increase of $12 million over the prior-year period. SG&A expense as a percentage of net revenue increased to 2.7% and 2.6% in the three and six months ended December 31, 2010, respectively, compared to 2.3% in both the comparative prior-year periods. These increases were primarily due to the expansion of sales and marketing to support new products and growing markets, partially offset by a decrease in variable incentive compensation.
Other Income (Expense)
Interest income for the three and six months ended December 31, 2010 increased by $1 million and $2 million, respectively, as compared to the prior-year periods primarily due to higher average daily invested cash balances for the periods as compared to the prior-year periods. Interest and other expense for the three months ended December 31, 2010 remained consistent with the prior-year period at $3 million. Interest and other expense for the six months ended December 31, 2010 decreased by $1 million as compared to the prior-year period primarily due to a lower amount of debt during the six months ended December 31, 2010 as compared to the prior-year period.

Income Tax Provision
Our income tax provision for the three months ended December 31, 2010 was $14 million as compared to $42 million in the prior-year period. Our income tax provision for the six months ended December 31, 2010 was $28 million as compared to $71 million in the prior-year period. The tax provision for the three and six months ended December 31, 2010 reflects the retroactive extension of the R&D tax credit that was signed into law in December 2010. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.
In the three months ended December 31, 2010. we recognized a net increase of $11 million in our liability for unrecognized tax benefits. As of December 31, 2010. we had recognized a liability of approximately $240 million of unrecognized tax benefits, which considers the status of the United States Internal Revenue Service (the “IRS”) examination as described below. Interest and penalties recognized on such amounts were not material.
The IRS is currently examining our fiscal years 2006 and 2007 and calendar years 2005 and 2006 for Komag, Incorporated, which was acquired by us on September 5, 2007. We anticipate that the IRS fieldwork will be completed in the March quarter ending April 1, 2011. To date, we have received one notice of proposed adjustment from the IRS related to the 2006 and 2007 audit of us which seeks an adjustment to income of approximately $300 million. We disagree with the proposed adjustment, believe that our tax position is properly supported and will vigorously contest the position taken by the IRS.
Due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of December 31, 2010, it is not possible to estimate the amount of change, if any. in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our uncertain tax positions.
Liquidity and Capital Resources
We ended the second quarter of fiscal 2011 with total cash and cash equivalents of $3.1 billion. The following table summarizes our statements of cash flows (in millions):

	Six Months Ended
	Dec. 31,	Jan. 1,
	2010	2010
Net cash flow provided by (used in):
Operating activities	$895	$991
Investing activities	(450)	(372)
Financing activities	(69)	22

Net increase in cash and cash equivalents	$376	$641

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
Operating Activities
Net cash provided by operating activities during the six months ended December 31, 2010 was $895 million as compared to $991 million during the six months ended January 1, 2010. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $134 million for the six months ended December 31, 2010 as compared to $5 million for the prior-year period.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	Dec. 31,	Jan. 1,
	2010	2010
Days sales outstanding	46	47
Days in inventory	26	21
Days payables outstanding	(74)	(71)

Cash conversion cycle	(2)	(3)

For the three months ended December 31, 2010, our days sales outstanding (“DSOs”) decreased by 1 day, days in inventory (“DIOs”) increased by 5 days, and days payable outstanding (“DPOs”) increased by 3 days as compared to the prior-year period. The decrease in DSOs was primarily a result of changes in the linearity of shipments in the current quarter as compared to the prior-year period. The increase in DIOs was primarily due to the timing of inventory builds and the change in DPOs was generally related to the timing of purchases during the period in support of production volume. The June 2010 acquisition of additional magnetic media sputtering operations also contributed slightly to the increases in DIOs and DPOs. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities
Cash used in investing activities for the six months ended December 31, 2010 consisted of $450 million of capital expenditures. Net cash used in investing activities for the six months ended January 1, 2010 was $372 million which consisted of capital expenditures of $375 million, offset by $3 million from the sale of investments.
For fiscal 2011, we expect capital expenditures to be between 7% and 8% of revenue, plus up to $200 million related to the conversion of our head wafer fabrication facilities to utilize 8-inch wafers from 6-inch wafers and minor expenditures to optimize the output from our recently acquired magnetic media sputtering operations. We expect depreciation and amortization to be approximately $620 million for fiscal 2011.
Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheets. The estimated market values of these investments are subject to fluctuation. The carrying value of our investments in auction-rate securities was $15 million as of December 31, 2010.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2010 was $69 million as compared to $22 million provided by financing activities in the prior-year period. Net cash used in financing activities for the six months ended December 31, 2010 consisted of $50 million used to repurchase shares of our common stock and $50 million used to repay long-term debt, offset by a net $31 million related to employee stock plans. Net cash provided by financing activities for the six months ended January 1, 2010 consisted of a net $60 million related to employee stock plans, offset by $38 million used to repay long-term debt.
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
Contractual Obligations and Commitments
Long-Term Debt — In February 2008, Western Digital Technologies, Inc. (“WDTI”), our wholly-owned subsidiary, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of December 31, 2010, the remaining balance of the term loan facility was $350 million, which requires principal payments totaling $56 million through the remainder of 2011, $144 million in 2012 and $150 million in 2013. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Unrecognized Tax Benefits — As of December 31, 2010, the cash portion of our total liability for unrecognized tax benefits was $139 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005 through December 31, 2010, we have repurchased 20 million shares of our common stock for a total cost of $334 million. We did not repurchase any shares under this program during the three months ended December 31, 2010. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We expect stock repurchases to be funded principally by operating cash flows.

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

Inventory
We value inventories at the lower of cost (first-in, first-out and weighted-average methods) or net realizable value. We use the first-in, first-out method to value the cost of the majority of our inventories, while we use the weighted-average method to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by us. We have determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, we relieve our precious metals inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted-average method of valuing precious metals does not materially differ from a first-in, first-out method. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
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
Disclosure About Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges. See Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of December 31, 2010, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain
Foreign exchange contracts:
Thai Baht cash flow hedges	$954	30.91	$16
Thai Baht fair value hedges	$97	30.14	—
Malaysian Ringgit cash flow hedges	$242	3.20	$5
Euro fair value hedges	$13	0.75	—
British Pound Sterling fair value hedges	$3	0.65	—

*	Expressed in units of foreign currency per U.S. dollar.
During the three and six month periods ended December 31, 2010, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.	RISK FACTORS
We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended July 2, 2010. Except for revisions to the first three risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010. For convenience, all of our risk factors are included below.
Shortages of commodity materials or commodity components, price volatility, or use by other industries of materials and components used in the hard drive industry, may negatively impact our operating results.
Increases in the cost for certain commodity materials or commodity components may increase our costs of manufacturing and transporting hard drives and key components. Shortages of commodity components such as DRAM and NAND flash, or commodity materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals and/or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components such as these, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other commodity components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results. The volatility in the cost of oil also affects our transportation costs and may result in lower operating margins if we are unable to pass these increased costs on to our customers.
The difficulty of introducing hard drives with higher levels of areal density and the challenges of reducing other costs may impact our ability to achieve historical levels of cost reduction.
Storage capacity of the hard drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of magnetic bits that can be stored on the recording surface of the disk. Generally, the higher the areal density, the more information can be stored on a single platter. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, increasing areal density has become more difficult in the hard drive industry. If we are not able to increase areal density at the same rate as our competitors or at a rate that is expected by our customers, we may be required to include more components in our drives to meet demand without corresponding incremental revenue, which could negatively impact our operating margins and make achieving historical levels of cost reduction difficult or unlikely. Additionally, increases in areal density may require us to make further capital expenditures on items such as new testing equipment needed as a result of an increased number of GB per platter. Our inability to achieve cost reductions could adversely affect our operating results.

Our manufacturing operations, and those of certain of our suppliers and customers, are concentrated in large, purpose-built facilities, which subjects us to substantial risk of damage or loss if operations at any of these facilities are disrupted.
As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, approximately 80% of our requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in our facilities in Penang, Malaysia and Tuas, Singapore. A majority of our high volume hard drive manufacturing operations are conducted in our two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility and the facilities of our contract manufacturers in Brazil, Europe and the United States. The manufacturing facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities would significantly affect our ability to manufacture and/or sell hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. For example, if tensions in the Korean Peninsula escalate, it could impact the supply of DRAM, which could adversely affect our ability to manufacture hard drives and the ability of our customers to manufacture systems that include our products, both of which would harm our operating results. Similarly, a localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture and/or sell, which would result in substantial harm to our operating results.
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
The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions. In addition, because hard drives are designed to be largely substitutable, our demand forecasts may be impacted significantly by the strategic actions of our competitors. The variety and volume of products we manufacture is based in part on these forecasts. If our forecasts exceed actual market demand, or if market demand decreases significantly from our forecasts, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If our forecasts do not meet actual market demand, or if market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.
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
Our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of developments in the regulation and enforcement of digital rights management, the emergence of processes such as cloud computing, data deduplication and storage virtualization, economic conditions or otherwise. In addition, the rate of increase in areal density may be greater than the increase in our customers’ demand for storage capacity. These factors could lead to our customers’ storage capacity needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products that we do not offer, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for storage capacity, our ASPs could decline, which could adversely affect our operating results.
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
We sell our branded products directly to a select group of major retailers, such as computer superstores and CE stores, and authorize sales through distributors to other retailers and online resellers. Our current retail customer base is primarily in the United States, Canada and Europe. We are facing increased competition from other companies for shelf space at a small number of major retailers that have strong buying power and pricing leverage. Some of our competitors in the branded product market are large, diversified companies with well-established brands. If we are unable to maintain effective working relationships with major retailers and online resellers, or if we fail to successfully expand into and gain market acceptance of our products in multiple channels, our competitive position in the branded product market may suffer and our operating results may be adversely affected.
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
During the quarter ended December 31, 2010, a large percentage of our revenue, 48%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Alternative storage technologies like solid-state storage technology have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives, mobile phones and tablet devices that require a relatively low amount of storage capacity that cannot be economically serviced using hard drive technology. Typically, storage needs for higher capacity and performance, with lower cost-per-gigabyte, have been better served by hard drives. However, advances in semiconductor technology have resulted in solid-state storage emerging as a technology that is competitive with hard drives for niche high performance needs in advanced digital computing markets such as enterprise servers and storage, in spite of the associated challenges in the attributes of cost, capacity and reliability. Solid-state storage is produced by large semiconductor companies who can then sell their storage products at lower prices while still remaining profitable overall. This can help them improve their market share at the expense of the competition. In addition, these semiconductor companies may choose to supply companies like us with semiconductor media at prices that make it difficult, if not impossible, for us to compete with them on a profitable basis. As a result, there can be no assurance that we will be successful in anticipating and developing new products for the desktop, mobile, enterprise, CE and external storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage for the desktop, mobile, enterprise, CE and external storage markets, we will be at a competitive disadvantage to companies using semiconductor technology to serve these markets and our business will suffer.
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
We generally ship our products to our customers, and receive shipments from our suppliers, via air, ocean or land freight. The sudden unavailability or disruption of cargo operations or freight lanes, such as due to labor difficulties or disputes, severe weather patterns or other natural disasters, or political instability or civil unrest, could impact our operating results by impairing our ability to timely and efficiently deliver our products.
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
We may be or become subject to various state, federal and international laws and regulations governing our environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our component suppliers timely comply with such laws and regulations, which may result in an increase in our operating costs. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. In addition, climate change and financial reform legislation in the United States is a significant topic of discussion and has generated and may continue to generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which would have a materially adverse effect on our business, financial condition and operating results.
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
We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination of certain of our fiscal years by the IRS, and in connection with that examination, we received the notice of proposed adjustment disclosed in Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of the notice of proposed adjustment and the audits are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.

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

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Western Digital Corporation Executive Severance Plan, as amended November 10, 2010†*

10.3	Separation and General Release Agreement, dated December 1, 2010, between Western Digital Corporation and Martin Finkbeiner†*

10.4	Amended and Restated Deferred Compensation Plan, as amended November 10, 2010†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

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

Date: January 27, 2011

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

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Western Digital Corporation Executive Severance Plan, as amended November 10, 2010†*

10.3	Separation and General Release Agreement, dated December 1, 2010, between Western Digital Corporation and Martin Finkbeiner†*

10.4	Amended and Restated Deferred Compensation Plan, as amended November 10, 2010†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.