Form 10-Q
period 2011-04-01
WESTERN DIGITAL CORP
filed 2011-05-02
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 20, 2011, 232,401,502 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets — April 1, 2011 and July 2, 2010

Condensed Consolidated Statements of Income — Three and Nine Months Ended April 1, 2011 and April 2, 2010	4

Condensed Consolidated Statements of Cash Flows —Nine Months Ended April 1, 2011 and April 2, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	47

Exhibit 2.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal third quarters ended April 1, 2011 and April 2, 2010 both consisted of 13 weeks. Fiscal year 2010 was comprised of 52 weeks and ended on July 2, 2010. Fiscal year 2011 will be comprised of 52 weeks and will end on July 1, 2011. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.
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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Apr. 1,	Jul. 2,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,230	$2,734
Accounts receivable, net	1,171	1,256
Inventories	574	560
Other current assets	178	170

Total current assets	5,153	4,720
Property, plant and equipment, net	2,249	2,159
Goodwill	151	146
Other intangible assets, net	75	88
Other non-current assets	211	215

Total assets	$7,839	$7,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,486	$1,507
Accrued expenses	250	281
Accrued warranty	134	129
Current portion of long-term debt	125	106

Total current liabilities	1,995	2,023
Long-term debt	200	294
Other liabilities	328	302

Total liabilities	2,523	2,619
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued and outstanding 232 and 231 shares, respectively	2	2
Additional paid-in capital	1,064	1,022
Accumulated other comprehensive income	8	11
Retained earnings	4,242	3,674

Total shareholders’ equity	5,316	4,709

Total liabilities and shareholders’ equity	$7,839	$7,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	Apr. 1,	Apr. 2,	Apr. 1,	Apr. 2,
	2011	2010	2011	2010
Revenue, net	$2,252	$2,641	$7,123	$7,468
Cost of revenue	1,842	1,976	5,801	5,602

Gross margin	410	665	1,322	1,866

Operating expenses:
Research and development	179	160	515	456
Selling, general and administrative	73	64	198	177

Total operating expenses	252	224	713	633

Operating income	158	441	609	1,233
Other income (expense):
Interest income	2	1	6	3
Interest and other expense	(1)	(2)	(6)	(8)

Total other income (expense), net	1	(1)	—	(5)

Income before income taxes	159	440	609	1,228
Income tax provision	13	40	41	110

Net income	$146	$400	$568	$1,118

Income per common share:
Basic	$0.63	$1.75	$2.46	$4.93

Diluted	$0.62	$1.71	$2.42	$4.82

Weighted average shares outstanding:
Basic	232	229	231	227

Diluted	236	234	235	232

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	Apr. 1,	Apr. 2,
	2011	2010
Cash flows from operating activities
Net income	$568	$1,118
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	452	376
Stock-based compensation	54	43
Deferred income taxes	4	(2)
Changes in:
Accounts receivable, net	86	(331)
Inventories	(14)	(131)
Accounts payable	71	420
Accrued expenses	(26)	19
Other assets and liabilities	13	67

Net cash provided by operating activities	1,208	1,579

Cash flows from investing activities
Purchases of property, plant and equipment	(625)	(552)
Sales and maturities of investments	—	4

Net cash used in investing activities	(625)	(548)

Cash flows from financing activities
Issuance of stock under employee stock plans	35	54
Taxes paid on vested stock awards under employee stock plans	(8)	(16)
Excess tax benefits from employee stock plans	11	20
Repurchases of common stock	(50)	—
Repayment of debt	(75)	(57)

Net cash provided by (used in) financing activities	(87)	1

Net increase in cash and cash equivalents	496	1,032
Cash and cash equivalents, beginning of period	2,734	1,794

Cash and cash equivalents, end of period	$3,230	$2,826

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$6
Cash paid for interest	$4	$6
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
2. Supplemental Financial Statement Data
Inventories

	Apr. 1,	Jul. 2,
	2011	2010
	(in millions)
Raw materials and component parts	$151	$159
Work-in-process	260	255
Finished goods	163	146

Total inventories	$574	$560

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

	Three Months		Nine Months
	Ended		Ended
	Apr. 1,	Apr. 2,	Apr. 1,	Apr. 2,
	2011	2010	2011	2010
Warranty accrual, beginning of period	$176	$154	$170	$123
Charges to operations	42	49	132	137
Utilization	(41)	(37)	(120)	(99)
Changes in estimate related to pre-existing warranties	(3)	(2)	(8)	3

Warranty accrual, end of period	$174	$164	$174	$164

Accrued warranty also includes amounts classified in other liabilities of $40 million at April 1, 2011 and $41 million at July 2, 2010.

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
The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months		Nine Months
	Ended		Ended
	Apr. 1,	Apr. 2,	Apr. 1,	Apr. 2,
	2011	2010	2011	2010
Net income	$146	$400	$568	$1,118

Weighted average shares outstanding:
Basic	232	229	231	227
Employee stock options and other	4	5	4	5

Diluted	236	234	235	232

Income per common share:
Basic	$0.63	$1.75	$2.46	$4.93

Diluted	$0.62	$1.71	$2.42	$4.82

Anti-dilutive potential common shares excluded*	4	1	4	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of April 1, 2011, the term loan facility had a variable interest rate of 1.56% and a remaining balance of $325 million, which requires principal payments totaling $31 million through the remainder of 2011, $144 million in 2012 and $150 million in 2013. The term loan facility has a maturity date of February 11, 2013. As of April 1, 2011, WDTI was in compliance with all covenants.
See Note 10 for additional disclosures related to the Company’s new credit facility to be entered into in connection with the closing of the planned acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Pte. Ltd.
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
Intellectual Property Litigation
On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against the Company and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. Convolve is seeking unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter is scheduled to begin on July 5, 2011. The Company intends to defend itself vigorously in this matter.

On July 15, 2009, plaintiffs Carl B. Collins and Farzin Davanloo filed a complaint in the Eastern District of Texas against the Company and ten other companies alleging infringement of U.S. Patent Nos. 5,411,797 and 5,478,650. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to nanophase diamond films. The Company intends to defend itself vigorously in this matter.
On December 7, 2009, plaintiff Nazomi Communications filed a complaint in the Eastern District of Texas against the Company and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. The Company intends to defend itself vigorously in this matter.
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
On October 4, 2006, plaintiff Seagate Technology LLC (“Seagate”) filed a complaint against the Company and one of its employees formerly employed by Seagate in the Minnesota Fourth Judicial District Court. The complaint alleges claims based on supposed misappropriation of trade secrets and seeks injunctive relief and unspecified monetary damages, fees and costs. On June 19, 2007, the Company’s employee filed a demand for arbitration with the American Arbitration Association. A motion to stay the litigation as against all defendants and to compel arbitration of all Seagate’s claims was granted on September 19, 2007. The parties are engaged in arbitration, and discovery in the arbitration proceeding is ongoing. On September 23, 2010, Seagate filed a motion to amend its claims and add allegations based on the supposed misappropriation of additional confidential information. The arbitrator granted Seagate’s motion, and the plenary hearing in the arbitration is now set to begin in May 2011. The Company intends to continue to defend itself vigorously in this matter.
Employment Litigation
On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleged that certain of the Company’s engineers had been misclassified as exempt employees under California state law and were, therefore, due unspecified amounts for unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. By court order dated April 24, 2009, the case was transferred to the Orange County (California) Superior Court. On or about June 16, 2009, the Company was dismissed from the case without prejudice by stipulation, leaving WDTI as the sole remaining defendant. On or about June 4, 2009, WDTI filed its answer to the complaint, denying the substantive allegations thereof and raising several affirmative defenses. The parties participated in a mediation of the case on June 3, 2010, which led to a proposed settlement of the case. The proposed settlement, which was ultimately approved by the court, resolved the case on a class-wide basis for an immaterial amount that was accrued by the Company in the fourth quarter of fiscal 2010. The court granted final approval of the settlement and entered judgment on February 7, 2011. At the Final Accounting Hearing scheduled for July 11, 2011, the court is expected to confirm that the settlement amount was fully paid in accordance with the settlement agreement. After that hearing, the lawsuit will be formally concluded and dismissed.

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
6. Income Taxes
The Company’s income tax provision for the three months ended April 1, 2011 was $13 million as compared to $40 million in the prior-year period. The Company’s income tax provision for the nine months ended April 1, 2011 was $41 million as compared to $110 million in the prior-year period. The tax provision for the three and nine months ended April 1, 2011 reflects the retroactive extension of the research and development tax credit that was signed into law in December 2010. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.
In the three months ended April 1, 2011, the Company recognized a net increase of $6 million in its liability for unrecognized tax benefits. As of April 1, 2011, the Company had a recorded liability for unrecognized tax benefits of approximately $246 million. Interest and penalties recognized on such amounts were not material.
The United States Internal Revenue Service (“IRS”) is currently examining fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007. The IRS has completed its field work and proposed certain adjustments. Certain issues have been agreed upon by the Company and the IRS and certain issues remain unresolved. The Company has received Revenue Agent Reports (“RARs”) for the agreed issues. The Company has also received RARs from the IRS for the unresolved issues which seek adjustments to income before income taxes of approximately $970 million for the Company and $380 million for Komag. The issues in dispute relate primarily to transfer pricing and certain other intercompany transactions. The Company strongly disagrees with the proposed adjustments and is contesting them.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of April 1, 2011, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months.
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
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of April 1, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash equivalents
Money market funds	$1,080	$—	$—	$1,080
U.S. Treasury securities	—	101	—	101
U.S. Government agency securities	—	118	—	118

Total cash equivalents	1,080	219	—	1,299

Auction-rate securities	—	—	15	15
Foreign exchange contracts	—	13	—	13

Total assets at fair value	$1,080	$232	$15	$1,327

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

In the nine months ended April 1, 2011, there were no changes in Level 3 financial assets measured on a recurring basis. The Company had no liabilities that were re-measured and reported at fair value on a recurring basis at April 1, 2011.
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.
8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of April 1, 2011, the Company had outstanding foreign exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. Thai Baht contracts are designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. As of April 1, 2011, the net amount of existing gains expected to be reclassified into earnings within the next 12 months was $8 million. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements.
As of April 1, 2011, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $728 million and $2.7 billion, and closed $810 million and $2.4 billion, in foreign exchange contracts in the three and nine months ended April 1, 2011, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Apr. 1, 2011		Jul. 2, 2010		Apr. 1, 2011		Jul. 2, 2010
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments	Location	Value	Location	Value	Location	Value	Location	Value
Foreign exchange contracts	Other current assets	$13	Other current assets	$17	—	—	—	—
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain Recognized in					Amount of Gain Reclassified from
	Accumulated OCI on Derivatives					Accumulated OCI into Income
	Three	Nine	Three	Nine	Location of Gain	Three	Nine	Three	Nine
	Months	Months	Months	Months	Reclassified from	Months	Months	Months	Months
Derivatives in Cash	Ended	Ended	Ended	Ended	Accumulated	Ended	Ended	Ended	Ended
Flow Hedging Relationships	Apr. 1, 2011		Apr. 2, 2010		OCI into Income	Apr. 1, 2011		Apr. 2, 2010
Foreign exchange contracts	$2	$76	$31	$53	Cost of revenue	$15	$79	$13	$33
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and nine months ended April 1, 2011 and April 2, 2010.

9. Stock-Based Compensation
The Company granted approximately 0.9 million restricted stock units during the nine months ended April 1, 2011, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate fair value of the shares underlying the restricted stock unit awards was $25 million at the date of grant. These amounts are being recognized as expense over the corresponding vesting periods. For purposes of valuing these awards for the three and nine months ended April 1, 2011, the Company has assumed forfeiture rates of 2.7% and 2.1%, respectively, based on a historical analysis indicating forfeitures for these types of awards.
For the three and nine months ended April 1, 2011, the Company recognized $8 million and $25 million, respectively, in expense related to the vesting of restricted stock unit awards compared to $6 million and $16 million in the comparative prior-year periods. During the three and nine months ended April 1, 2011, the Company recognized $9 million and $29 million, respectively, in expense related to the vesting of stock options issued under stock option plans and the ESPP, compared to $10 million and $27 million in the comparative prior-year periods.
As of April 1, 2011, the aggregate unamortized fair value of all unvested restricted stock unit awards was $49 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.6 years. At April 1, 2011, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $67 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.3 years.
Stock Option Activity
The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value

Options outstanding at July 2, 2010	9.4	$20.61
Granted	2.4	26.14
Exercised	(0.1)	12.21
Canceled or expired	(0.1)	27.04

Options outstanding at October 1, 2010	11.6	$21.82
Granted	0.1	33.27
Exercised	(0.4)	14.04
Canceled or expired	(0.1)	24.42

Options outstanding at December 31, 2010	11.2	$22.21
Granted	—	—
Exercised	(0.6)	18.65
Canceled or expired	(0.1)	28.41

Options outstanding at April 1, 2011	10.5	$22.35	4.8	$166

Exercisable at April 1, 2011	5.3	$18.96	4.0	$102

Vested and expected to vest after April 1, 2011	10.4	$22.33	4.8	$164

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on the date the intrinsic value is determined. As of April 1, 2011, the Company had options outstanding to purchase an aggregate of 10.4 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $166 million. During the three and nine months ended April 1, 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $9 million and $20 million, respectively, determined as of the date of exercise, compared to $13 million and $63 million in the comparative prior-year periods.

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

	Three Months Ended		Nine Months Ended
	Apr. 1,	Apr. 2,	Apr. 1,	Apr. 2,
	2011	2010	2011	2010
Suboptimal exercise factor	1.81	1.79	1.81	1.73
Range of risk-free interest rates	0.27% to 2.90%	0.46% to 3.40%	0.26% to 2.90%	0.37% to 3.40%
Range of expected stock price volatility	0.41 to 0.56	0.40 to 0.61	0.41 to 0.59	0.40 to 0.72
Weighted average expected volatility	0.49	0.52	0.52	0.57
Post-vesting termination rate	2.95%	2.91%	2.44%	3.59%
Dividend yield	—	—	—	—
Fair value	$14.71	$17.28	$11.39	$17.10
The weighted average expected term of the Company’s stock options granted during the three and nine months ended April 1, 2011 was 5.0 years and 4.7 years, respectively, compared to 4.8 years and 4.6 years in the comparative prior-year periods.
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended April 1, 2011 and April 2, 2010.
10. Planned Acquisition
On March 7, 2011, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Hitachi, Ltd. (“Hitachi”), Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi (“HGST”), and Western Digital Ireland, Ltd., an indirect wholly owned subsidiary of the Company (“WDI”). Pursuant to the Purchase Agreement, WDI agreed to acquire all of the issued and outstanding paid-up share capital of HGST from Hitachi. The planned acquisition is intended to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and the industry’s broadest product lineup backed by a rich technology portfolio. The aggregate purchase price of the planned acquisition is estimated to be approximately $4.3 billion, due at closing, and will be funded with existing cash, new debt, and 25 million newly issued shares of the Company’s common stock. The Purchase Agreement contains certain termination rights for both the Company and Hitachi, including the right to terminate the Purchase Agreement if the planned acquisition has not closed by March 7, 2012. If the planned acquisition has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by any certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, the Company will, concurrently with such termination, pay Hitachi a fee of $250 million in cash. The planned acquisition, which is subject to customary closing conditions, including regulatory approvals, is expected to close in the Company’s first quarter of fiscal 2012.
During the three months ended April 1, 2011, the Company incurred $10 million of expenses related to the planned acquisition of HGST which are included within selling, general, and administrative expense on the condensed consolidated statements of income.

On March 7, 2011, in connection with the planned acquisition of HGST, the Company, WDTI and WDI entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding a new credit facility for an amount of $2.5 billion, consisting of a $500 million revolving credit facility and $2.0 billion in term loans, to be entered into in connection with the closing of the planned acquisition (the “Senior Facility”). Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated has led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, the Company, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members and, subject to customary closing conditions including completion of the acquisition in accordance with its terms, the Company, WDTI and WDI fully expect all of these syndicate members to be part of the final lender group.
11. Recent Accounting Pronouncements
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
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•	the planned acquisition of HGST, including the expected timing and anticipated benefits of the acquisition;
•	the terms of and our ability to syndicate the new credit facility to be entered into in connection with the planned acquisition of HGST;

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;
•	our entry into and position in the traditional enterprise market;
•	emergence of new storage markets for hard drives;
•	emergence of competing storage technologies;
•	traditional seasonal demand and pricing trends;
•	our beliefs regarding the adequacy of our facilities and fabrication capacity;
•	our share repurchase plans;
•	our stock price volatility;
•	expectations regarding the outcome of legal proceedings in which we are involved;
•	our beliefs regarding the adequacy of our tax provisions and the timing of future payments, if any, relating to the unrecognized tax benefits;
•	expectations regarding our net revenue and industry unit shipments in the June quarter;
•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2011; and
•	beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure needs.
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
We also design, develop, manufacture and sell solid-state drives and media players. A solid-state drive is a storage device that uses semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data. We sell our solid-state drives worldwide to OEMs and distributors for use in the embedded systems and client PC markets. A media player is a device that connects to a user’s television, the Internet and/or home theater system and plays digital movies, music and photos from an integrated hard drive, any of our WD®-branded external hard drives, or other USB mass storage devices or content services accessed over the Internet. We sell our media players worldwide to resellers and retailers under the WD®brand.
Planned Acquisition of Hitachi Global Storage Technologies
On March 7, 2011, we entered into a stock purchase agreement (the “Purchase Agreement”) with Hitachi, Ltd. (“Hitachi”), Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi (“HGST”), and Western Digital Ireland, Ltd., our indirect wholly owned subsidiary (“WDI”). Pursuant to the Purchase Agreement, WDI agreed to acquire all of the issued and outstanding paid-up share capital of HGST from Hitachi. The planned acquisition is intended to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and the industry’s broadest product lineup backed by a rich technology portfolio. The aggregate purchase price of the planned acquisition is estimated to be approximately $4.3 billion, due at closing, and will be funded with existing cash, new debt, and 25 million newly issued shares of our common stock. The Purchase Agreement contains certain termination rights for both us and Hitachi, including the right to terminate the Purchase Agreement if the planned acquisition has not closed by March 7, 2012. If the planned acquisition has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by any certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, we will, concurrently with such termination, pay Hitachi a fee of $250 million in cash. The planned acquisition, which is subject to customary closing conditions, including regulatory approvals, is expected to close in our first quarter of fiscal 2012.
On March 7, 2011, in connection with the planned acquisition of HGST, WD, Western Digital Technologies, Inc. (“WDTI”), our wholly-owned subsidiary, and WDI entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding a new credit facility for an amount of $2.5 billion, consisting of a $500 million revolving credit facility and $2.0 billion in term loans, to be entered into in connection with the closing of the planned acquisition (the “Senior Facility”). Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated has led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, WD, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members and, subject to customary closing conditions including completion of the acquisition in accordance with the terms, WD, WDTI and WDI fully expect all of these syndicate members to be part of the final lender group.
Third Quarter Overview
For the March quarter, we believe that overall hard drive industry shipments totaled approximately 160 million units, down 2% from the prior-year period and 5% sequentially from the December quarter. We also believe that the decrease in the March quarter from the December quarter resulted from normal seasonal declines and inventory adjustments in PC manufacturers’ pipeline early in the quarter, partially offset by customers’ accelerated product purchases in the last three weeks of the quarter due to supply concerns as a result of the March 11, 2011 earthquake in Japan and related events.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Apr. 1,		Apr. 2,		Apr. 1,		Apr. 2,
	2011		2010		2011		2010
Net revenue	$2,252	100.0%	$2,641	100.0%	$7,123	100.0%	$7,468	100.0%
Gross margin	410	18.2	665	25.2	1,322	18.6	1,866	25.0
Total operating expenses	252	11.2	224	8.5	713	10.0	633	8.5
Operating income	158	7.0	441	16.7	609	8.5	1,233	16.5
Net income	146	6.5	400	15.1	568	8.0	1,118	15.0
The following is a summary of our financial performance for the third quarter of 2011:
•	Consolidated net revenue totaled $2.3 billion.
•
64% of our hard drive revenue was derived from non-desktop markets, including notebook computers, CE products, enterprise applications and WD®-branded products, as compared to 62% in the prior-year period.

•	Hard drive unit shipments decreased by 3% over the prior-year period to 49.8 million units.
•	Gross margin decreased to 18.2%, compared to 25.2% for the prior-year period.
•	Operating income, including $10 million of expenses related to the planned acquisition of HGST, was $158 million, a decrease of $283 million from the prior-year period.
•	We generated $313 million in cash flow from operations in the third quarter of 2011, and we finished the quarter with $3.2 billion in cash and cash equivalents.
Historically, the June quarter hard drive industry unit demand has been seasonally flat to slightly down when compared to March volumes. We believe that overall hard drive industry unit shipments for the June quarter will be supply constrained as a result of the earthquake in Japan and related events; however, we are planning a normal seasonal June quarter and therefore, expect our net revenue in the June quarter to be flat to slightly down from the March quarter.

Results of Operations
Net Revenue

	Three Months			Nine Months
	Ended			Ended
(in millions, except percentages and	Apr. 1,	Apr. 2,	Percentage	Apr. 1,	Apr. 2,	Percentage
average selling price)	2011	2010	Change	2011	2010	Change
Net revenue	$2,252	$2,641	(15)%	$7,123	$7,468	(5)%
Unit shipments*	49.8	51.1	(3)	152.8	144.7	6
Average selling price (per unit)*	$45	$51		$46	$51

Revenues by Geography(%)
Americas	22%	24%		23%	23%
Europe, Middle East and Africa	24	24		24	24
Asia	54	52		53	53

Revenues by Channel(%)
OEM	47%	49%		47%	50%
Distributors	33	33		33	31
Retailers	20	18		20	19

Revenues by Product(%)
Non-desktop sources	64%	62%		65%	64%
Desktop hard drives	36	38		35	36

*	Based on sales of hard drive units only.
For the quarter ended April 1, 2011, net revenue was $2.3 billion, a decrease of 15% from the prior-year period. Total hard drive shipments decreased to 49.8 million units for the quarter ended April 1, 2011 as compared to 51.1 million units in the prior-year period. The decrease in net revenue resulted from a $6 decrease in average selling price (“ASP”) from $51 to $45 and the decrease in unit shipments. For the nine months ended April 1, 2011, net revenue was $7.1 billion, a decrease of 5% from the prior-year period. Total hard drive shipments increased to 152.8 million units for the nine months ended April 1, 2011, as compared to 144.7 million units for the prior-year period. The decrease in net revenue resulted primarily from a $5 decrease in ASP from $51 to $46, partially offset by the increase in unit shipments. The decrease in ASP for the three and nine months ended April 1, 2011 as compared to the prior-year periods was a result of a competitive pricing environment.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For the three and nine months ended April 1, 2011, no single customer accounted for 10%, or more, of our revenue.
In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended April 1, 2011, these programs represented 12% and 11% of gross revenues, respectively, compared to 8% and 7%, respectively, in both the comparative prior-year periods. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.
Gross Margin

	Three Months			Nine Months
	Ended			Ended
	Apr. 1,	Apr. 2,	Percentage	Apr. 1,	Apr. 2,	Percentage
(in millions, except percentages)	2011	2010	Change	2011	2010	Change
Net revenue	$2,252	$2,641	(15)%	$7,123	$7,468	(5)%
Gross margin	410	665	(38)	1,322	1,866	(29)
Gross margin %	18.2%	25.2%		18.6%	25.0%

For the three months ended April 1, 2011, gross margin as a percentage of revenue decreased to 18.2% as compared to 25.2% for the prior-year period. For the nine months ended April 1, 2011, gross margin as a percentage of revenue decreased to 18.6% as compared to 25.0% for the prior-year period. These decreases were a result of a competitive pricing environment.
Operating Expenses

	Three Months			Nine Months
	Ended			Ended
	Apr. 1,	Apr. 2,	Percentage	Apr. 1,	Apr. 2,	Percentage
(in millions, except percentages)	2011	2010	Change	2011	2010	Change
R&D expense	$179	$160	12%	$515	$456	13%
SG&A expense	73	64	14	198	177	12

Total operating expenses	$252	$224		$713	$633

Research and development (“R&D”) expense was $179 million for the three months ended April 1, 2011, an increase of $19 million over the prior-year period. For the nine months ended April 1, 2011, R&D expense was $515 million, an increase of $59 million over the prior-year period. As a percentage of net revenue, R&D expense increased to 7.9% and 7.2% in the three and nine months ended April 1, 2011, respectively, compared to 6.1% in both of the comparative prior-year periods. These increases were primarily due to the continued investment in product development to support new programs.
Selling, general and administrative (“SG&A”) expense was $73 million for the three months ended April 1, 2011, an increase of $9 million over the prior-year period. SG&A expense as a percentage of net revenue increased to 3.2% in the three months ended April 1, 2011, compared to 2.4% in the comparative prior-year period. This increase was primarily due to expenses related to the planned acquisition of HGST. For the nine months ended April 1, 2011, SG&A expense was $198 million, an increase of $21 million over the prior-year period. SG&A expense as a percentage of net revenue increased to 2.8% in the nine months ended April 1, 2011, compared to 2.4% in the comparative prior-year period. This increase was primarily due to expenses related to the planned acquisition of HGST and the expansion of sales and marketing to support new products and growing markets.
Other Income (Expense)
Interest income for the three months ended April 1, 2011 was $2 million, an increase of $1 million compared to the prior-year period. Interest income for the nine months ended April 1, 2011 was $6 million, an increase of $3 million compared to the prior-year period. These increases were primarily due to higher average daily invested cash balances for the periods as compared to the prior-year periods. Interest and other expense for the three and nine months ended April 1, 2011 decreased by $1 million and $2 million, respectively, as compared to the prior-year periods, primarily due to a lower amount of debt during the three months ended April 1, 2011 as compared to the prior-year period.
Income Tax Provision
Our income tax provision for the three months ended April 1, 2011 was $13 million as compared to $40 million in the prior-year period. Our income tax provision for the nine months ended April 1, 2011 was $41 million as compared to $110 million in the prior-year period. Our tax provision for the three and nine months ended April 1, 2011 reflects the retroactive extension of the R&D tax credit that was signed into law in December 2010. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.
In the three months ended April 1, 2011, we recognized a net increase of $6 million in our liability for unrecognized tax benefits. As of April 1, 2011, we had a recorded liability for unrecognized tax benefits of approximately $246 million. Interest and penalties recognized on such amounts were not material.

The United States Internal Revenue Service (“IRS”) is currently examining our fiscal years 2006 and 2007 and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by us on September 5, 2007. The IRS has completed its field work and proposed certain adjustments. Certain issues have been agreed upon by us and the IRS and certain issues remain unresolved. We have received Revenue Agent Reports (“RARs”) for the agreed issues. We have also received RARs from the IRS for the unresolved issues which seek adjustments to our income before income taxes of approximately $970 million and $380 million for Komag. The issues in dispute relate primarily to transfer pricing and certain other intercompany transactions. We strongly disagree with the proposed adjustments and are contesting them.
We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of April 1, 2011, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months.
Liquidity and Capital Resources
We ended the third quarter of fiscal 2011 with total cash and cash equivalents of $3.2 billion. The following table summarizes our statements of cash flows (in millions):

	Nine Months Ended
	Apr. 1,	Apr. 2,
	2011	2010
Net cash flow provided by (used in):
Operating activities	$1,208	$1,579
Investing activities	(625)	(548)
Financing activities	(87)	1

Net increase in cash and cash equivalents	$496	$1,032

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
Operating Activities
Net cash provided by operating activities during the nine months ended April 1, 2011 was $1.2 billion as compared to $1.6 billion during the nine months ended April 2, 2010. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $130 million for the nine months ended April 1, 2011 as compared to $44 million for the prior-year period.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	Apr. 1,	Apr. 2,
	2011	2010
Days sales outstanding	47	43
Days in inventory	28	23
Days payables outstanding	(73)	(69)

Cash conversion cycle	2	(3)

For the three months ended April 1, 2011, our days sales outstanding (“DSOs”) increased by 4 days, days in inventory (“DIOs”) increased by 5 days, and days payable outstanding (“DPOs”) increased by 4 days as compared to the prior-year period. The increase in DSOs was primarily a result of changes in the linearity of shipments in the current quarter as compared to the prior-year period. The increase in DIOs was primarily due to the timing of inventory builds. The June 2010 acquisition of additional magnetic media sputtering operations also contributed slightly to the increases in DIOs and DPOs. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities
Cash used in investing activities for the nine months ended April 1, 2011 consisted of $625 million of capital expenditures. Net cash used in investing activities for the nine months ended April 2, 2010 was $548 million which consisted of capital expenditures of $552 million, partially offset by sales and maturities of investments of $4 million.
For fiscal 2011, we expect capital expenditures to be between $775 million and $800 million, including approximately $100 million related to the conversion of our head wafer fabrication facilities to utilize 8-inch wafers from 6-inch wafers and minor expenditures to optimize the output from our magnetic media sputtering operations that were acquired in June 2010. We expect depreciation and amortization to be approximately $610 million for fiscal 2011.
Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have auction-rate securities that are classified as long-term investments as they are expected to be held until secondary markets become available. These investments are currently accounted for as available-for-sale securities and recorded at fair value within other non-current assets in the condensed consolidated balance sheets. The estimated market values of these investments are subject to fluctuation. The carrying value of our investments in auction-rate securities was $15 million as of April 1, 2011.
Financing Activities
Net cash used in financing activities for the nine months ended April 1, 2011 was $87 million as compared to $1 million provided by financing activities in the prior-year period. Net cash used in financing activities for the nine months ended April 1, 2011 consisted of $75 million used to repay long-term debt and $50 million used to repurchase shares of our common stock, offset by a net $38 million related to employee stock plans. Net cash provided by financing activities for the nine months ended April 2, 2010 consisted of a net $58 million related to employee stock plans, offset by $57 million used to repay long-term debt.
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
Contractual Obligations and Commitments
Long-Term Debt — In February 2008, WDTI entered into a five-year credit agreement that provided for a $500 million term loan facility. As of April 1, 2011, the remaining balance of the term loan facility was $325 million, which requires principal payments totaling $31 million through the remainder of 2011, $144 million in 2012 and $150 million in 2013. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On March 7, 2011, in connection with the planned acquisition of HGST, WD, WDTI and WDI entered into a commitment letter for the Senior Facility. Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated has led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, WD, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members and, subject to customary closing conditions including completion of the acquisition in accordance with the terms, WD, WDTI and WDI fully expect all of these syndicate members to be part of the final lender group.

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
Unrecognized Tax Benefits — As of April 1, 2011, the cash portion of our total recorded liability for unrecognized tax benefits was $146 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005 through April 1, 2011, we have repurchased 20 million shares of our common stock for a total cost of $334 million. We did not repurchase any shares under this program during the three months ended April 1, 2011. We repurchased 1.8 million shares for a total cost of $50 million during the nine months ended April 1, 2011. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We expect stock repurchases to be funded principally by operating cash flows.
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
Revenue and Accounts Receivable
In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since the first quarter of fiscal 2010, total sales incentive and marketing programs have ranged from 7% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.2% of quarterly gross revenue since the first quarter of fiscal 2010.
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
Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Part I, Item I, Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

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
As of April 1, 2011, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain
Foreign exchange contracts:
Thai Baht cash flow hedges	$920	30.69	$3
Thai Baht fair value hedges	$60	30.27	—
Malaysian Ringgit cash flow hedges	$266	3.14	$5
Euro fair value hedges	$11	0.71	—
British Pound Sterling fair value hedges	$6	0.62	—

*	Expressed in units of foreign currency per U.S. dollar.
During the three and nine month periods ended April 1, 2011, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.

Disclosure About Other Market Risks
Variable Interest Rate Risk
Borrowings under the term loan facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”); in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the term loan facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $3 million annually.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended April 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.	RISK FACTORS
We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended July 2, 2010. Except for the addition of the first five risk factors below and revisions to the sixth through ninth risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010. For convenience, all of our risk factors are included below.
The successful completion of our planned acquisition of HGST, and the integration of HGST’s business into our operations, is subject to risks and uncertainties, and in the event we fail in either endeavor our business may suffer.
We recently announced our planned acquisition of HGST. Our ability to complete the planned acquisition of HGST is subject to risks and uncertainties, including, but not limited to, the risk that a condition to closing of the transaction may not be satisfied and the risk that we fail to obtain the regulatory approvals and financing necessary to complete the transaction. These uncertainties regarding the acquisition may adversely affect our relationships with our vendors and customers, which could harm our operating results. In addition, in the event that the acquisition is not completed or is delayed, our business could suffer and the current market price of our common stock may decline.

The success of our planned acquisition of HGST will depend on our ability to realize the anticipated benefits from integrating HGST’s business into our operations. Due to legal restrictions, we and HGST have conducted, and until the completion of the planned acquisition will conduct, only limited planning regarding the integration of the two companies following the acquisition. Our ongoing business could be disrupted and our management’s attention diverted due to these integration planning activities and as a result of the actual integration of the two companies following the acquisition. Following the planned acquisition, we may fail to realize the anticipated benefits from this integration on a timely basis, or at all, for a variety of reasons, including the following:
•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;
•	difficulties in coordinating geographically separate organizations, which may be subject to additional complications resulting from being geographically distant from our other operations;
•	failure to identify or assess the magnitude of certain liabilities we are assuming in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;
•	failure to realize the anticipated increase in our revenues due to the acquisition if customers adjust their purchasing decisions and allocate more share to our competitors;
•	difficulties or delays in incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, controls, processes and policies;
•	failure to successfully manage relationships with our combined supplier and customer base;
•	the impact of the recent earthquakes, tsunami and related events in Japan on HGST’s business, component supply or Japan facilities;

•	difficulties integrating and harmonizing business systems;
•	difficulties in modifying HGST’s existing accounting and internal control systems to comply with Section 404 of the Sarbanes-Oxley Act of 2002, to which HGST is not currently subject, which could adversely impact the effectiveness of internal control over financial reporting for the combined company; and

•	the loss of key employees.
If we are not able to successfully integrate HGST’s business and technology into our operations, the anticipated benefits and efficiencies of the planned acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.
The integration of HGST may result in significant restructuring charges that could adversely affect the financial results of the combined company.
The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. The amount and timing of these possible charges are not yet known. The price of our common stock following the acquisition could decline to the extent the combined company’s financial results are materially affected by these charges.
The financing of our planned HGST acquisition will dilute our shareholders’ ownership interest in the company, and may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our planned acquisition of HGST will be financed by a combination of the issuance of additional shares of our common stock, the use of a significant amount of our cash on hand and the incurrence of a significant amount of indebtedness. The issuance of additional shares of our common stock will dilute your ownership interest in the company. The use of cash on hand and indebtedness to finance the acquisition will reduce our liquidity and could cause us to place more reliance on cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operations and development activities. The credit agreement we expect to enter into with respect to the indebtedness we will incur to finance the planned acquisition will contain restrictive covenants, including financial covenants requiring us to maintain specified financial ratios. Our ability to meet these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of impairing our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default under the credit agreement we will enter into with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

The regulatory approvals required in connection with our planned acquisition of HGST may not be obtained or may contain materially burdensome conditions.
Completion of our planned acquisition of HGST is conditioned upon the receipt of certain governmental approvals. Although we and HGST have agreed to take any and all actions to obtain the requisite governmental approvals in certain specified jurisdictions, unless such action would reasonably be expected to materially impair the business operations of the combined company absent such imposed condition, there can be no assurance that these approvals will be obtained. While we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the planned acquisition or reducing the anticipated benefits of the planned acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the planned acquisition, the business and results of operations of the combined company may be adversely affected. On April 25, 2011, we and Hitachi received a request for additional information (a “second request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC’s review of the Company’s planned acquisition of HGST. The second request extends the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 until 30 days after we and Hitachi have substantially complied with the second request unless the period is extended voluntarily by the parties or terminated sooner by the FTC.
Failure to complete the planned acquisition of HGST could negatively impact our stock price as well as our future business and financial results.
If the planned acquisition is not completed, our ongoing business may be adversely affected, and we will be subject to a number of risks, including the following:
•	if the acquisition agreement is terminated by any party because the acquisition has not closed by March 7, 2012, and if, as of the time of such termination certain regulatory and antitrust closing conditions have not been satisfied due to the failure to receive any required antitrust or competition consent, approval or clearance or any action by any certain governmental entities to prevent the acquisition for antitrust or competition reasons, then we will be required to pay a termination fee of $250 million;
•	we have incurred and will continue to incur costs relating to the planned acquisition (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the planned acquisition is completed; and
•	matters relating to the planned acquisition (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us;
in each case, without realizing any of the benefits of having completed the planned acquisition. If the planned acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

Our manufacturing operations, and those of certain of our suppliers and customers, are concentrated in large, purpose-built facilities, which subjects us to substantial risk of damage or loss if operations at any of these facilities are disrupted.
As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, approximately 80% of our requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in our facilities in Penang, Malaysia and Tuas, Singapore. A majority of our high volume hard drive manufacturing operations are conducted in our two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility and the facilities of our contract manufacturers in Brazil, Europe and the United States. As part of our planned acquisition of HGST, we will also acquire manufacturing facilities located in Japan, China and the Philippines (as well as additional factories in Singapore, Thailand and Malaysia). The manufacturing facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture and/or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities would significantly affect our ability to manufacture and/or sell hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.
For example, while we presently do not have manufacturing operations located in Japan, we do source certain components from suppliers with facilities in Japan. The recent earthquakes, tsunami and related events in Japan, including the resulting power outages, have affected and may continue to affect the supply of certain components used in the production of hard drives and systems that include hard drives. The development of events in Japan has, however, been fluid and unpredictable. If we experience any shortage of components of acceptable quality, or any interruption in the supply of required components we cannot promptly obtain from alternative sources at acceptable prices, our operating results would be adversely affected. In addition, even if the events in Japan do not adversely affect our component supply, they may adversely affect the supply of other components our customers use in their systems, which could negatively impact demand for our products and, therefore, our revenues.
Shortages of commodity materials or commodity components, price volatility, or use by other industries of materials and components used in the hard drive industry, may negatively impact our operating results.
Increases in the cost for certain commodity materials or commodity components may increase our costs of manufacturing and transporting hard drives and key components. Shortages of commodity components such as DRAM and NAND flash, or commodity materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals and/or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components such as these, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other commodity components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results. The volatility in the cost of oil also affects our costs and may result in lower operating margins if we are unable to pass these increased costs on to our customers.
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
The market for hard drives is also fragmenting into a variety of devices and products. Many industry analysts expect, as do we, that as content increasingly converts to digital technology from the older analog technology, the technology of computers and consumer electronics will continue to converge, and hard drives may be found in many products other than computers, such as various CE devices. However, there has also been a recent rapid growth in CE devices that do not contain a hard drive such as tablet computers and smartphones. While tablet computers and smartphones provide many of the same capabilities as PCs, the extent to which they will displace or materially affect the demand for PCs is uncertain. If device-makers are successful in achieving customer acceptance of these devices as a replacement for traditional computing applications that contain hard drives, or if we are not successful in adapting our product offerings to include alternative storage solutions that address these devices, then demand for our products may decrease, which could adversely affect our operating results.
In addition, consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by hard disk drives. Recently, cloud computing has emerged whereby applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing computer. This trend could cause the market for disk drives in computers to decline over time, which could harm our business to the extent this decline is not offset by the sale of our products to customers who provide cloud computing services.
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
During the quarter ended April 1, 2011, a large percentage of our revenue, 49%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Even if we successfully qualify a product with a customer, the customer is not generally obligated to purchase any minimum volume of products from us and may be able to cancel an order or terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
The market price of our common stock has been, and may continue to be, extremely volatile. Factors such as the following may significantly affect the market price of our common stock:
•	actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;
•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;
•	new products introduced by us or our competitors;
•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;
•	developments with respect to patents or proprietary rights;
•	conditions and trends in the hard drive, computer, data and content management, storage and communication industries;
•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;
•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general;
•	macroeconomic conditions that affect the market generally; and
•	uncertainties regarding our planned acquisition of HGST.
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
We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the IRS for certain fiscal years and in connection with that examination, we received Revenue Agent Reports seeking certain adjustments to income as disclosed in Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of the notice of proposed adjustment and the audits are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.

Item 6.	EXHIBITS
Pursuant to the rules and regulations of the SEC, we have filed or incorporated by reference certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.† ±

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

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and John F. Coyne †*

10.3	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy M. Leyden†*

10.4	Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation †

10.5
Commitment Letter, dated March 7, 2011, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Western Digital Corporation, Western Digital Technologies, Inc. and Western Digital Ireland, Ltd.†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

±	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

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
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Carrillo
Joseph R. Carrillo
Vice President and Corporate Controller (Principal Accounting Officer)
Date: April 29, 2011

EXHIBIT INDEX
Pursuant to the rules and regulations of the SEC, we have filed or incorporated by reference certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.† ±

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

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and John F. Coyne† *

10.3	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy M. Leyden† *

10.4	Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation†

10.5
Commitment Letter, dated March 7, 2011, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Western Digital Corporation, Western Digital Technologies, Inc. and Western Digital Ireland, Ltd.†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Exhibit filed with this Report.

±	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.