Form 10-K
period 2011-07-01
WESTERN DIGITAL CORP
filed 2011-08-12
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8703

WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0956711
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

3355 Michelson Drive, Suite 100 Irvine, California (Address of principal executive offices)	92612 (Zip Code)

Registrant’s telephone number, including area code: (949) 672-7000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value Per Share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.9 billion, based on the closing sale price as reported on the New York Stock Exchange.

As of the close of business on August 3, 2011, 233,191,524 shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2011 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 1, 2011

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Fiscal year 2011, which ended on July 1, 2011, was comprised of 52 weeks. Fiscal years 2010 and 2009, which ended on July 2, 2010 and July 3, 2009, respectively, were comprised of 52 weeks and 53 weeks, respectively. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.

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

Western Digital, WD, the WD logo, WD Caviar, WD VelociRaptor, WD Scorpio, My Passport, My Book, My DVR Expander, WD Elements, WD ShareSpace, WD GreenPower Technology, WD TV, WD Livewire, PowerArmor,

SiSMART, SolidStor, SiSecure, LifeEST, SiliconDrive and SiliconEdge are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	the planned acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi Ltd. (“HGST”), including the expected timing and anticipated benefits of the acquisition;

•	the terms of and our ability to syndicate the new credit facility to be entered into in connection with the planned acquisition of HGST;

•	demand for hard drives and solid-state drives in various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	our entry into and position in the traditional enterprise market;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	traditional seasonal demand and pricing and gross margin trends;

•	our beliefs regarding the adequacy of our facilities and fabrication capacity;

•	our share repurchase plans;

•	our stock price volatility;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding the adequacy of our tax provisions and the timing of future payments, if any, relating to the unrecognized tax benefits;

•	expectations regarding our net revenue and industry unit shipments in the September quarter;

•	expectations regarding our capital expenditure plans and our depreciation and amortization expense in fiscal 2012; and

•	beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure needs.

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

General

We are a global provider of solutions for the collection, storage, management, protection and use of digital content, including audio and video. Our principal products are hard drives, which are devices that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are currently the primary storage medium for digital content. Our hard drives are used in desktop and notebook computers, corporate and cloud computing data centers, home entertainment equipment and stand-alone consumer storage devices. In addition to hard drives, our other products include solid-state drives and home entertainment and networking products.

Business Strategy

Our business strategy is to provide a broad selection of reliable, high quality storage devices at a low total cost of ownership and with high efficiency and speed. We have designed our business strategy to accommodate significant unit and revenue growth with relatively small increases in operating expenses and to consistently achieve high asset utilization. We believe this strategy helps accomplish the following:

•	distinguishes us in the dynamic and competitive electronic data storage industry;

•	provides value to our customers;

•	allows us to better achieve consistent financial performance, including strong returns on invested capital; and

•	provides continued diversification of our storage product portfolio and entry into additional markets.

Industry

We believe that growth in the unit sales within the electronic data storage industry has continued to outpace the growth in the unit sales of all personal computers (“PCs”). For example, there were approximately 89% more hard drives sold than PCs in calendar 2010, based on industry data. We believe the following factors continue to drive the unit growth of storage device sales in addition to PCs:

•	consumer use of data storage devices for the playing, retention and creation of digital content for personal use;

•	growth of the external storage devices, permitting the easy storage, portability and backup of digital data such as music, photographs or video; and

•	growth of Internet-based applications, such as social networking, and cloud computing which drives the need for digital content storage and distribution.

For a discussion of risks relating to the electronic data storage industry, please see Item 1A of this Annual Report on Form 10-K.

Client Compute

Client compute storage devices consist of internal hard drives and solid-state drives for desktop and mobile PCs. Hard drives and solid-state drives store the computer operating system and application software, as well as the data used by the applications. Desktop PCs are intended for regular use at a single location in homes, businesses and multi-user networks. Mobile PCs, primarily notebook computers, are used both in and away from homes and businesses. We believe that the demand for client compute hard drives and solid-state drives will grow primarily due to the increasing demand in emerging countries, continued corporate refreshes, the proliferation of digital content and requirements for increasing performance, small size and low power consumption.

Client Non-Compute

External Storage.  External storage devices supplement the storage space of PC systems for home and small office networks, back up data on internal drives and are used for portability and security. We believe there is a growing consumer need to back up personal digital content and externally expand storage capacity. Media players connect to a user’s television or home theater system and play digital movies, music and photos from an integrated hard drive, USB mass storage devices or content services accessed over the Internet. We also believe there is a growing need for consumers to play and view their personal stored digital content and premium content from the Internet on their television and home theater system consistent with the growing trend to digitize rich content and data.

Consumer Electronics.  Hard drives for CE products are primarily used in digital video recorders (“DVRs”) and game consoles. DVRs offer greater consumer viewing flexibility and enhanced capabilities such as pausing live television, simplifying the process of recording and cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. Game consoles enable users to save games, movies, music, pictures and other user generated content. We believe growth in consumer electronics will continue to create demand for higher capacity hard drives. Solid-state drives are also used in consumer electronics products which are primarily designed for small form factor, battery powered consumer hand held devices, such as tablets and smartphones.

Enterprise

Enterprise storage devices consist of hard drives and solid-state drives for mission critical storage applications, also referred to as traditional enterprise, and nearline storage applications. Mission critical storage applications are essential to the operations of an enterprise and require high performance, high reliability hard drives and solid-state drives. Nearline storage applications are business critical but require higher capacity and lower power consumption hard drives. Nearline hard drives are more cost effective than traditional enterprise hard drives while offering higher capacities and maintaining similar reliability, scalability and performance. Nearline hard drives have stimulated applications such as video surveillance, video editing/broadcasting and medical imaging, and are also becoming commonplace for IT infrastructure applications such as databases, scientific computing, web content, web caching, web search engines and electronic mail. We believe that shipments of nearline hard drive units comprised approximately 41% of enterprise hard drives in calendar 2010 compared to 36% in calendar 2009. We believe that nearline hard drives will continue to consume a growing portion of the highest capacity hard drives in the next three years. Enterprise also consists of solid-state drives for use in embedded applications, such as network communications, industrial, medical, military and aerospace, which require high durability and long life cycles.

There is a trend towards centralization of information storage and delivery of Internet-based services through cloud computing. Cloud computing delivers shared resources, software and information to users on demand on a multitude of devices, such as client PCs and handheld computing devices. Most cloud computing models consist of services delivered through large data centers that utilize enterprise-class servers. The infrastructure to support cloud computing storage needs is driving the demand for enterprise-class hard drives and solid-state drives.

Other Market Opportunities

We regularly review opportunities to apply our knowledge of data storage technology to markets that we do not currently serve. Based on our significant investments, we believe we have the technology building blocks to increase our overall market penetration and be a full-line data storage solutions supplier. Consistent with our measured and deliberate approach to new market entries in the recent past, our approach to additional new markets will be based on a careful assessment of the risks, rewards, requirements and profit potential of such actions.

Products

We offer a broad line of storage devices. Our hard drives currently include 3.5-inch and 2.5-inch form factors, capacities ranging from 80 gigabytes (“GB”) to 3 terabytes (“TB”), nominal rotation speeds up to 10,000 revolutions per minute (“RPM”), and interfaces such as Serial Advanced Technology Attachment (“SATA”) and Serial Attached SCSI (Small Computer System Interface) (“SAS”). In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our WD GreenPower Technologytm. Our solid-state drives currently include 2.5-inch and Compact Flash form factors, capacities ranging from 1 GB to 256 GB, and interfaces such as SATA and PATA.

Client Compute Storage Products

Client compute consists of hard drives and solid-state drives for desktop and mobile PCs. Our hard drive client compute unit shipments were 151 million, 147 million and 109 million for 2011, 2010 and 2009, respectively. Our client compute storage products include:

•	WD Caviar® family of hard drives is designed for use in desktop PCs requiring high performance, reliability and capacity with attributes such as low cost per gigabyte and quiet acoustics;

•	WD Scorpio® family of hard drives is designed for use in mobile PCs requiring high performance, reliability and capacity with attributes such as low power consumption for extended battery life and cooler operation, quiet acoustics and protection against shocks; and

•	WD Silicon Edgetm family of solid-state drives is designed for both read-intensive client/consumer applications and write-intensive original equipment manufacturer (“OEM”) applications that require high performance and endurance with easy plug and play compatibility.

Client Non-Compute Storage Products

Client non-compute consists of branded products and consumer electronics products. Our hard drive client non-compute unit shipments were 46 million, 38 million and 33 million for 2011, 2010 and 2009, respectively.

Branded Products.  Branded products consists of hard drives embedded into WD®-branded external storage appliances with capacities ranging from 250 GB to 8 TB and using interfaces such as Universal Serial Bus (“USB”) 2.0, USB 3.0, external SATA, FireWiretm and Ethernet network connections. Certain branded products models include software that assists customers with back up, remote access and management of digital content. Branded products also include our home entertainment and networking products. Our branded products include:

•	My Book® and WD Elementstm Desktop family of storage appliances are designed to add external capacity to desktops and DVRs, allow for the transfer and storage of videos directly from certain camcorders, and connect to networks to simplify storage for consumers;

•	My Passport® and WD Elementstm Portable family of storage appliances are designed for external portability weighing less than one-half of a pound and allow for the transfer and storage of videos directly from certain camcorders;

•	WD ShareSpacetm is a network-attached storage system designed for home office or small office applications;

•	WD TV® media players connect to a user’s television or home theater system and play digital movies, music and photos from an integrated hard drive, network hard drives, any of our WD®-branded external hard drives, other USB mass storage devices or content services accessed over the Internet; and

•	WD Livewiretm which enables consumers to use their existing electrical outlets to extend secure and reliable high-speed Internet connections throughout the home.

Consumer Electronics Products.  WD® AV family of hard drives is designed for use in products such as DVRs and audio and video applications. WD® AV drives deliver the characteristics CE manufacturers seek most, which are quiet operation, low operating temperature, low power consumption specifications, high reliability and optimized streaming capabilities.

Enterprise Storage Products

Enterprise consists of hard drives for traditional enterprise and nearline storage applications as well as solid-state drives for embedded applications. Our hard drive enterprise unit shipments were 10 million, 9 million and 4 million for 2011, 2010 and 2009, respectively. Our enterprise storage products include:

•	WD S25 hard drive is designed for mission-critical enterprise server and storage applications such as data centers and large data arrays;

•	WD VelociRaptor® hard drive is designed for enterprise server and storage applications requiring high performance and high reliability. This hard drive is also used in the high-end desktop PC market for applications including gaming, servers and advanced CAD/CAM (computer-aided design/computer-aided manufacturing) systems;

•	WD® RE family of hard drives is designed for nearline storage enterprise applications requiring high performance and high reliability; and

•	WD SiliconDrive® family of solid-state drives features fast read/write speeds in high capacities and is designed for embedded system OEM applications that require high performance and reliability with a long product life.

Research and Development

We devote substantial resources to the development of new products and improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $703 million, $611 million and $509 million in 2011, 2010 and 2009, respectively. For a discussion of risks related to our development of new products, see Item 1A of this Annual Report on Form 10-K.

Technology and Product Development

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. The primary measures of hard drive performance include:

•	Acoustics — sound power emitted during hard drive operation, commonly expressed in decibels, and perceived loudness due to sound pressure, commonly expressed in sones;

•	Data transfer rate — sustained rate of data transfer to and from the disk, commonly expressed in gigabits per second. One gigabit equals one billion bits;

•	Power Consumption — which is the amount of electricity required to operate the drive, measured in watts;

•	Seek time — time needed to position the heads over a selected track on the disk surface, commonly expressed in milliseconds;

•	Spindle rotation speed — nominal rotation speed of the disks inside the hard drive, commonly expressed in RPM or latency. Spindle rotation speeds commonly stated as 5,400, 7,200 and 10,000 RPM are sometimes approximations; and

•	Storage capacity — which is the amount of data that can be stored on the hard drive, commonly expressed in GB or TB. As defined in the hard drive industry, one GB equals one billion bytes and one TB equals one trillion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

Industry-standard interfaces allow the drives to communicate with the host system. The primary interface for PCs is SATA and the primary interfaces for enterprise systems are SAS, Fibre Channel Arbitrated Loop (“FC-AL”) and SATA.

The main components of the hard drive are a Head-Disk-Assembly (“HDA”) and a Printed Circuit Board Assembly (“PCBA”).

The HDA includes heads, magnetic media, head positioning mechanism (“actuator”) and spindle motor. A rigid base and top cover contain these components in a contamination-controlled environment. One or more disks positioned around a motor-driven spindle hub that rotates the disks comprise the disk-pack assembly. The disk is made up of a smooth substrate on which thin layers of magnetic materials are deposited. The head stack assembly (“HSA”) is comprised of a magnetic positioner and a pivot-arm module on which the individual heads, including suspension, are mounted. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk.

The PCBA includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector. The integrated circuits on the printed circuit board typically include a power device that controls the motor and HSA positioner, and a System on Chip (SoC) comprised of a drive interface, controller and recording channel.

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

The storage capacity of a hard drive is determined by the number of disks and each disk’s areal density (track density multiplied by bit density), which is a measure of the amount of data that can be stored on the recording surface of the disk per unit area. Head and magnetic media technologies are two of the key components affecting areal density. As areal density increases, achieving a given drive capacity potentially reduces product costs over time through reduced component requirements. We are vertically integrated in these two most important technology components of hard drives (heads and magnetic media). We also invest considerable resources in research and development, manufacturing infrastructure and capital equipment of head and magnetic media components, in order to secure our competitive position and cost structure.

Solid-state drives use semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data without any moving parts. The capacity of a solid-state drive is based on the total number of megabytes (“MB”) or GB of semiconductor media in the solid-state drive.

Our products generally leverage a common platform for various products within product families, and in some cases across product families, resulting in the commonality of components which reduces our exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models. For a discussion of risks related to technological innovations, see Item 1A of this Annual Report on Form 10-K.

Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of United States (“U.S.”) companies but do not include sales to U.S. subsidiaries of foreign companies, represented 83%, 81% and 80% of our net revenue for 2011, 2010 and 2009, respectively. Sales to international customers may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion regarding the risks related to sales to international customers, see Item 1A of this Annual Report on Form 10-K.

We perform our marketing and advertising functions internally and through outside firms utilizing both consumer media and trade publications targeting various reseller and end-user categories. We also maintain customer relationships through direct communication and providing information and support through our Web site. In accordance with standard hard drive industry practice, we provide distributors and retailers with limited price protection and programs under which we reimburse certain marketing expenditures. We also provide distributors, resellers and OEMs with other sales incentive programs.

Original Equipment Manufacturers.  OEMs purchase our products, either directly or through a contract manufacturer such as an original design manufacturer (“ODM”), and assemble them into the devices they build. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes or supply chain business models that allow for “build-to-order,” in which they do not build until there is a firm order. For certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. We believe that our success depends on our ability to maintain and improve our strong relationships with the leading OEMs.

Distributors.  We use a broad group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of our products in specific territories.

Retailers.  We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. The retail channel complements our other sales channels while helping to build brand awareness for WD and our products. We also sell our branded products through our Web site.

For 2011 and 2010, no single customer accounted for 10% or more of our net revenue. For 2009, sales to Dell Inc. accounted for 10% of our net revenue. For a discussion of risks related to our customers, refer to Item 1A of this Annual Report on Form 10-K. For additional information regarding revenue recognition, sales by geographic region and major customer information, see Part II, Item 8, Notes 1 and 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Competition

We compete with manufacturers of hard drives for client compute, client non-compute and enterprise applications as well as manufacturers of solid-state drives. Our competitors include companies such as Hitachi Global Storage Technologies, Intel Corporation, Micron Technology, Inc., Samsung Electronics Co. Ltd., Seagate Technology, STEC, Inc. and Toshiba Corporation.

The storage industry is intensely competitive with hard drive and solid-state suppliers competing for sales to a limited number of major customers. Hard drives are highly substitutable due to the industry mandate of technical form, fit and function standards and we believe there are no substantial barriers for existing competitors to offer competing products. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support and ease of doing business. The relative importance of these factors varies by customer and market and we believe that we are generally competitive in all of these factors. Semiconductor media competes with hard drives along a range of product attributes. In particular, semiconductor media currently offers attractive functionality in consumer handheld applications requiring smaller form factors, lower power and less storage capacity, such as smartphones and tablets. Semiconductor media offers greater performance than hard drives in some storage applications. Advances in magnetic, optical or other data storage technologies could also result in competitive products for storing digital content with better performance or lower cost per unit of capacity than our products. We monitor the advantages, disadvantages and advances of the full array of storage technologies on an ongoing basis.

We differentiate WD by focusing on operational excellence, high product quality and reliability, and designing and incorporating into our storage devices desirable product performance attributes. We also differentiate WD by emphasizing non-product related attributes such as availability and rapid response to our customers, which requires accelerated design cycles, customer delivery, production flexibility and timely service and support. We believe that trust in a manufacturer’s reputation, its execution track record and the establishment of strategic relationships have become important factors in the selection of a storage device, particularly in a rapidly changing technology environment.

Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters of our fiscal year. This seasonality is a result of consumer spending at the beginning of the school year and during the holiday season. Seasonality can also be impacted by the growth in emerging markets and macroeconomic conditions. For a discussion of risks related to seasonality in our business, see Item 1A of this Annual Report on Form 10-K.

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing and/or recertification of returned products for our customers. For a further discussion of our service and warranty policy, see Part II, Item 8, Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills and human resources to continue to be successful and be able to grow, as necessary, our manufacturing operations. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products, and high-quality components. The critical elements of our hard drive production are high volume and utilization, low cost assembly and testing, and maintaining close relationships with our strategic component suppliers to access best-of-class technology and manufacturing quality.

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

We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. We leverage the efficiencies of contract manufacturers when strategically advantageous. For a discussion of risks related to manufacturing, see Item 1A of this Annual Report on Form 10-K.

Materials and Supplies

We use a number of components, equipment, goods and services in the manufacturing of our products. The key components of our hard drives are:

•	magnetic heads;

•	magnetic media;

•	suspensions with related head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”);

•	spindle motors;

•	custom and standard electronics such as system-on-chip, magnetic media, motor controllers, pre-amps and printed circuit boards;

•	base and top covers; and

•	magnets and related voice coil motors.

We design and manufacture a substantial portion of the heads and magnetic media required for our hard drives. We acquire all of the remaining components for our products from third party suppliers. The major components used in the manufacture of our solid-state drives (the semiconductor media and system-on-chip) and in our media players (the controller) are also acquired from third party suppliers. We believe that our sourcing strategy currently enables us to have the business flexibility needed to select the highest quality, low cost of ownership suppliers as product designs and technologies evolve.

We generally retain multiple suppliers for each of our component requirements but in some instances use sole sources for business reasons. Currently, we believe that there are no major issues with component availability. For a discussion of risks related to our component supplies, see Item 1A of this Annual Report on Form 10-K.

Backlog

A substantial portion of our orders are generally for shipments within 30 to 60 days of the placement of the order. Customers’ purchase orders typically may be canceled with relatively short notice to us, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, for many of our OEMs utilizing just-in-time inventory, we do not generally require firm order commitments and instead, receive a periodic forecast of requirements. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue and profit and may not be comparable to prior periods.

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

We rely on certain technology that we license from other parties to manufacture and sell WD products. We believe that we have adequate cross-licenses and other agreements in place in addition to our own intellectual property portfolio to compete successfully in the hard drive industry. For discussion of risks related to our ownership and use of intellectual property, see Item 1A of this Annual Report on Form 10-K.

Environmental Regulation

We are subject to a variety of regulations in connection with our operations. We believe that we have obtained or are in the process of obtaining all necessary environmental permits for our operations. For a discussion of risks related to environmental regulation, see Item 1A of this Annual Report on Form 10-K.

Employees

As of July 1, 2011, we employed a total of 65,431 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs which we believe are, in the aggregate, competitive with those offered by our competitors. We consider our employee relations to be good. For a discussion of risks related to our skilled employees, see Item 1A of this Annual Report on Form 10-K.

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

Executive Officers of the Registrant

Listed below are all of our executive officers as of July 1, 2011, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position

John F. Coyne	61	President and Chief Executive Officer
Timothy M. Leyden	59	Chief Operating Officer
Wolfgang U. Nickl	42	Senior Vice President and Chief Financial Officer
James D. Morris	46	Executive Vice President and General Manager, Storage Products
James J. Murphy	52	Executive Vice President of Worldwide Sales and Sales Operations
James K. Welsh III	54	Executive Vice President and General Manager, Branded Products

Mr. Coyne, 61, has been a director since October 2006. He joined us in 1983 and has served in various executive capacities. From November 2002 until June 2005, Mr. Coyne served as Senior Vice President, Worldwide Operations, from June 2005 until September 2005, he served as Executive Vice President, Worldwide Operations and from November 2005 until June 2006, he served as Executive Vice President and Chief Operations Officer. Effective June 2006, he was named President and Chief Operating Officer. In January 2007, he became President and Chief Executive Officer. Mr. Coyne is a director of Jacobs Engineering Group Inc.

Mr. Leyden, 59, re-joined us in May 2007 as Executive Vice President, Finance, and was promoted to Executive Vice President and Chief Financial Officer in September 2007. From December 2001 to May 2007, Mr. Leyden served in senior finance capacities at Sage Software Inc. and Sage Software of California, subsidiaries of Sage Group PLC, a U.K. public company that supplies accounting and business management software to small and medium-sized businesses, including as Vice President, Finance and Chief Financial Officer from December 2001 to May 2004 and as Senior Vice President, Finance and Chief Financial Officer from May 2004 to May 2007. Mr. Leyden previously served in various worldwide finance, manufacturing and information technology capacities with us from 1983 to December 2000.

Mr. Nickl, 42, was promoted to Senior Vice President and Chief Financial Officer in August 2010. Mr. Nickl had previously served as the Company’s Vice President, Finance, since October 2005. Prior to that, Mr. Nickl served as Vice President, Worldwide Business Operations from May 2005 to October 2005, and as Executive Director, Worldwide Business Operations from July 2003 to May 2005.

Mr. Morris, 46, re-joined us in October 2006 as Vice President and General Manager, Mobile Storage business unit. He was promoted to Senior Vice President and General Manager, Client Systems, in November 2008, to Senior Vice President and General Manager, Storage Products, in November 2009, and to Executive Vice President and General Manager, Storage Products, in August 2010. Mr. Morris previously served in various management capacities with us from 2001 to 2005.

Mr. Murphy, 52, served us as Vice President, Asia Pacific from 2003 to 2005, as Vice President, Worldwide Sales from 2005 to 2007, and as Senior Vice President, Worldwide Sales and Sales Operations, from 2007 to 2010. He was promoted to Executive Vice President, Worldwide Sales and Sales Operations in August 2010.

Mr. Welsh, 54, joined us in 2005 as Vice President and General Manager, Branded Products. He was promoted to Senior Vice President and General Manager, Branded Products, in 2008, and to Executive Vice President and General Manager, Branded Products, in August 2010.

Item 1A.	Risk Factors

The successful completion of our planned acquisition of HGST is subject to risks and uncertainties, including obtaining the requisite regulatory approvals, and our business may suffer in the event we fail to successfully complete the acquisition.

In March 2011, we announced our planned acquisition of HGST. Completion of the planned acquisition of HGST is subject to risks and uncertainties, including, but not limited to:

•	Required Government Approvals. Completion of our planned acquisition of HGST is conditioned upon, among other things, obtaining required governmental approvals. While certain governmental approvals have been obtained, the transaction remains conditioned upon the receipt of approval from the United States, the European Union, the People’s Republic of China, Japan, Korea and Mexico. There is no assurance that we will obtain such approvals or, if obtained, the timing of the approvals. We agreed to take any and all actions to obtain the requisite governmental approvals in specified jurisdictions unless such action would reasonably be expected to materially impair the business operations of the combined company absent such imposed condition. There can be no assurance that conditions or changes will not be imposed and any such conditions or changes could have the effect of jeopardizing or delaying completion of the planned acquisition or reducing the anticipated benefits of the planned acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the planned acquisition, the business and results of operations of the combined company may be adversely affected.

•	Termination Fee. If the acquisition agreement is terminated by any party because the acquisition has not closed by March 7, 2012, and if, as of the time of such termination, certain regulatory and antitrust closing conditions have not been satisfied due to the failure to receive any required antitrust or competition consent, approval or clearance or any action by any certain governmental entities to prevent the acquisition for antitrust or competition reasons, then we will be required to pay a termination fee of $250 million.

•	Transaction Costs. We have incurred and will continue to incur costs relating to the planned acquisition (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the planned acquisition is completed.

•	Time and Resources Commitment. Matters relating to the planned acquisition (including integration planning) have and will continue to require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

•	Financing. We may fail to complete the planned financing for the transaction.

These risks and uncertainties regarding the acquisition may adversely affect our relationships with our vendors and customers, which could harm our operating results. In addition, in the event that the acquisition is not completed or is delayed, our business could suffer and the current market price of our common stock may decline.

Even if we successfully complete our planned acquisition of HGST, we may fail to successfully integrate HGST’s business into our operations and realize the anticipated benefits from such integration on a timely basis, or at all, which could negatively impact our business.

The success of our planned acquisition of HGST will depend on our ability to realize the anticipated benefits from integrating HGST’s business into our operations. Due to legal restrictions, we and HGST have conducted, and until the completion of the planned acquisition will conduct, only limited planning regarding the integration of the two companies following the acquisition. Our ongoing business could be disrupted and our management’s attention diverted due to these integration planning activities and as a result of the actual integration of the two companies following the acquisition. Following the planned acquisition, we may fail to realize the anticipated benefits from this integration on a timely basis, or at all, for a variety of reasons, including the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	difficulties in coordinating geographically separate organizations, which may be subject to additional complications resulting from being geographically distant from our other operations;

•	failure to identify or assess the magnitude of certain liabilities we are assuming in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	failure to realize the anticipated increase in our revenues due to the acquisition if customers adjust their purchasing decisions and allocate more market share to our competitors;

•	difficulties or delays in incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, controls, processes and policies;

•	failure to successfully manage relationships with our combined supplier and customer base;

•	the impact of the March 2011 earthquakes, tsunami and related events in Japan on HGST’s business, component supply or Japan facilities;

•	difficulties integrating and harmonizing business systems;

•	difficulties in modifying HGST’s existing accounting and internal control systems to comply with Section 404 of the Sarbanes-Oxley Act of 2002, to which HGST is not currently subject, which could adversely impact the effectiveness of internal control over financial reporting for the combined company; and

•	the loss of key employees.

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

The financing of our planned HGST acquisition will dilute our stockholders’ ownership interest in the company, and may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

Our planned acquisition of HGST will be financed by a combination of the issuance of additional shares of our common stock, the use of a significant amount of our cash on hand and the incurrence of a significant amount of indebtedness. The issuance of additional shares of our common stock will dilute your ownership interest in the company. The use of cash on hand and indebtedness to finance the acquisition will reduce our liquidity and could cause us to place more reliance on cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operations and development activities. The credit agreement we expect to enter into with respect to the indebtedness we will incur to finance the planned acquisition contains restrictive covenants, including financial covenants requiring us to maintain specified financial ratios. Our ability to meet these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of impairing our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default under the credit agreement we will enter into with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

Adverse global economic conditions and credit market uncertainty could harm our business, results of operations and financial condition.

Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and on the storage industry as a whole. Some of the risks and uncertainties we face as a result of these global economic and credit market conditions include the following:

•	Volatile Demand. Negative or uncertain global economic conditions could cause many of our direct and indirect customers to delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers rely on credit financing to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders may decrease, which could result in lower revenue. Likewise, if our suppliers, sub-suppliers and sub-contractors (collectively referred to as “suppliers”) face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue and increased operating costs, which could adversely affect our business, results of operations and financial condition.

•	Restructuring Activities. If demand slows significantly as a result of a deterioration in economic conditions or otherwise, we may need to execute restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.

•	Credit Volatility and Loss of Receivables. We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances. As a result of the continued uncertainty and volatility in global economic conditions, however, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails and is unable to pay us. Additionally, negative or uncertain global economic conditions increase the risk that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.

•	Impairment Charges. Negative or uncertain global economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected.

We participate in a highly competitive industry that is subject to the risk of declining average selling prices (“ASPs”), volatile gross margins and significant shifts in market share, all of which could adversely affect our operating results.

Demand for our hard drives depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and more intense price competition. If more intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could result in lower ASPs, revenue and gross margins. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may result in significant shifts in market share among the industry’s major participants.

Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and a recent shift from air to ocean freight in response to increased transportation costs, which requires additional lead times. In addition, because hard drives are designed to be largely substitutable, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.

We experience significant sales seasonality and cyclicality, which could cause our operating results to fluctuate.

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for hard drives. In the desktop, mobile, CE and retail markets, seasonality is partially attributable to the increase in sales of PCs and CE devices during the back-to-school and winter holiday seasons. As such, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. However, recently we have experienced stronger-than-anticipated demand partially driven by the increased adoption of sea freight in the PC supply chain. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially in the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

Our customers’ demand for storage capacity may not continue to grow at current industry estimates, which may lower the prices our customers are willing to pay for our products or put us at a disadvantage to competing technologies.

Our customers’ demand for storage capacity may not continue to grow at current industry estimates as a result of:

•	Mobile Devices. There has been a recent rapid growth in CE devices that do not contain a hard drive such as tablet computers and smartphones. While tablet computers and smartphones provide many of the same capabilities as PCs, the extent to which they will displace or materially affect the demand for PCs is uncertain. If device-makers are successful in achieving customer acceptance of these devices as a replacement for traditional computing applications that contain hard drives, or if we are not successful in adapting our product offerings to include alternative storage solutions that address these devices, then demand for our products may decrease.

•	Cloud Computing. Consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by hard disk drives. Recently, cloud computing has emerged whereby applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing computer. This trend could cause the market for disk drives in computers to decline over time, which could harm our business to the extent this decline is not offset by the sale of our products to customers who provide cloud computing services.

Demand for our products also could be negatively impacted by developments in the regulation and enforcement of digital rights management, the emergence of processes such as data deduplication and storage virtualization, economic conditions, and the rate of increase in areal density exceeding the increase in our customers’ demand for storage capacity. These factors could lead to our customers’ storage capacity needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products that we do not offer, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for storage capacity, if we fail to anticipate or timely respond to these developments in the demand for storage, our ASPs could decline, which could adversely affect our operating results.

Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels. Adverse publicity, whether or not justified, or allegations of product quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®-brand products, our operating results may be adversely affected.

Sales in the distribution channel are important to our business, and if we fail to respond to demand changes in distribution markets or if distribution markets for hard drives weaken, our operating results could suffer.

Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. In addition, the PC market is experiencing a shift to notebook and other mobile devices and, as a result, more computing devices are being delivered to the market as complete systems, which could weaken the distribution market. If we fail to respond to changes in demand in the distribution market, our operating results could suffer. Additionally, if the distribution market weakens as a result of a slowing PC growth rate, technology transitions or a significant change in consumer buying preference, or if we experience significant price declines due to demand changes in the distribution channel, then our operating results would be adversely affected.

Loss of market share with or by a key customer, or consolidation among our customer base, could harm our operating results.

During the year ended July 1, 2011, a large percentage of our revenue, 49%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

As we expand our product line to sell into additional storage markets, the overall complexity of our business increases at an accelerated rate and we become subject to different market dynamics. The new markets into which we are expanding, or may expand, may have different characteristics from the markets in which we currently exist. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, customer concentrations, warranty and product return policies and performance and compatibility requirements. Our failure to make the necessary adaptations to our business model to address these different characteristics, complexities and new market dynamics could adversely affect our operating results. For example, as we have previously disclosed, we entered the traditional enterprise market in November 2009. In addition to requiring significant capital expenditures, our entry into the traditional enterprise market adds complexity to our business that requires us to effectively adapt our business and management processes to address the unique challenges and different requirements of the traditional enterprise market, while maintaining a competitive operating cost model. If we fail to gain market acceptance in the traditional enterprise storage market, we will remain at a competitive disadvantage to the companies that succeed in this market and our ability to continue our growth will be negatively affected.

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

Our vertical integration of head and magnetic media manufacturing makes us dependent on our ability to timely and cost-effectively develop heads and magnetic media with leading technology and overall quality, and creates additional capital expenditure costs and asset utilization risks to our business.

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

In addition, as a result of our vertical integration of head and magnetic media manufacturing, we make more capital investments and carry a higher percentage of fixed costs than we would if we were not vertically integrated. If our overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head or magnetic media manufacturing assets may face under-utilization that may impact our operating results. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs and the need for assured supply of components that we do not manufacture ourselves. If we do not adequately address the challenges related to our head or magnetic media manufacturing operations, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

We make significant investments in research and development to improve our technology and develop new technologies, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.

Over the past several years, our business strategy has been to derive a competitive advantage by moving from being a follower of new technologies to being a leader in the innovation and development of new technologies. This strategy requires us to make significant investments in research and development and, in attempting to remain competitive, we may increase our capital expenditures and expenses above our historical run-rate model. There can be no assurance that these investments will result in viable technologies or products, or if these investments do result in viable technologies or products, that they will be profitable or accepted by the market. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.

Current or future competitors may gain a technology advantage or develop an advantageous cost structure that we cannot match.

It may be possible for our current or future competitors to gain an advantage in product technology, manufacturing technology, or process technology, which may allow them to offer products or services that have a significant advantage over the products and services that we offer. Advantages could be in capacity, performance, reliability, serviceability, or other attributes. A competitive cost structure for our products, including critical components, labor and overhead, is also critical to the success of our business. We may be at a competitive disadvantage to any companies that are able to gain a technological or cost structure advantage.

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

Our future operating results may depend substantially on our suppliers’ ability to timely qualify their components in our programs, and their ability to supply us with these components in sufficient volumes to meet our production requirements. A number of the components that we use are available from only a single or limited number of qualified suppliers, and may be used across multiple product lines. As such, the success of our products depends on our ability to gain access to and integrate parts from reliable component suppliers. To do so, we must maintain effective relationships with our supply base to source our component needs, develop compatible technology, and maintain continuity of supply at reasonable costs. If we fail to maintain effective relationships with our supply base, or if we fail to integrate components from our suppliers effectively, this may adversely affect our ability to develop and deliver the best products to our customers and our profitability could suffer.

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

Increases in the cost for certain commodity materials or commodity components may increase our costs of manufacturing and transporting hard drives and key components. Shortages of commodity components such as DRAM and NAND flash, or commodity materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals and/or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other commodity components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results. The volatility in the cost of oil also affects our costs and may result in lower operating margins if we are unable to pass these increased costs on to our customers.

Contractual commitments with component suppliers may result in us paying increased charges and cash advances for such components or may cause us to have inadequate or excess component inventory.

To reduce the risk of component shortages, we attempt to provide significant lead times when buying components, which may subject us to cancellation charges if we cancel orders as a result of technology transitions or changes in our component needs. In addition, we may from time to time enter into contractual commitments with component suppliers in an effort to increase and stabilize the supply of those components and enable us to purchase such components at favorable prices. Some of these commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components. Furthermore, as a result of uncertain global economic conditions, our ability to forecast our requirements for these components has become increasingly difficult, therefore increasing the risk that our contractual commitments may not meet our actual supply requirements, which could cause us to have inadequate or excess component inventory and adversely affect our operating results and increase our operating costs.

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

If we do not properly manage technology transitions and new product development, our competitiveness and operating results may be negatively affected.

The storage markets in which we offer our products continuously undergo technology transitions which we must anticipate and adapt our products to address in a timely manner. If we fail to implement these new technologies successfully, or if we are slower than our competitors at implementing new technologies, we may not be able to competitively offer products that our customers desire, which could harm our operating results.

In addition, the success of our new product introductions depends on a number of other factors, including

•	difficulties faced in manufacturing ramp;

•	implementing at an acceptable cost product features expected by our customers;

•	market acceptance/qualification;

•	effective management of inventory levels in line with anticipated product demand; and

•	quality problems or other defects in the early stages of new product introduction that were not anticipated in the design of those products.

Our business may suffer if we fail to successfully anticipate and manage these issues associated with our product development.

If we fail to develop and introduce new hard drives that are competitive against alternative storage technologies, our business may suffer.

Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Alternative storage technologies like solid-state storage technology have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives, mobile phones and tablet devices that cannot be economically serviced using hard drive technology. Advances in semiconductor technology have resulted in solid-state storage emerging as a technology that is competitive with hard drives for high performance needs in advanced digital computing markets such as enterprise servers and storage. Solid-state storage is produced by large semiconductor companies who can then sell their storage products at lower prices while still remaining profitable overall. This can help them improve their market share at the expense of the competition. In addition, these semiconductor companies may choose to supply companies like us with semiconductor media at prices that make it difficult, if not impossible, for us to compete with them on a profitable basis. As a result, there can be no assurance that we will be successful in anticipating and developing new products for the desktop, mobile, enterprise, CE and external storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage for the desktop, mobile, enterprise, CE and external storage markets, we will be at a competitive disadvantage to companies using semiconductor technology to serve these markets and our business will suffer.

Our manufacturing operations, and those of certain of our suppliers and customers, are concentrated in large, purpose-built facilities, which subjects us to substantial risk of damage or loss if operations at any of these facilities are disrupted.

As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, a substantial majority of our requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in our facilities in Penang, Malaysia and Tuas, Singapore. A majority of our high volume hard drive manufacturing operations are conducted in our two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility and the facilities of our contract manufacturers in Asia, Brazil, Europe and the United States. As part of our planned acquisition of HGST, we will also acquire manufacturing facilities located in Japan, China and the Philippines (as well as additional factories in Singapore, Thailand and Malaysia). The manufacturing facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture and/or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities would significantly affect our ability to manufacture and/or sell hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.

For example, while we presently do not have manufacturing operations located in Japan, we do source certain components from suppliers with facilities in Japan. The March 2011 earthquakes, tsunami and related events in Japan, including the resulting power outages, have affected and may continue to affect the supply of certain components used in the production of hard drives and systems that include hard drives. The development of events in Japan has, however, been fluid and unpredictable. If we experience any shortage of components of acceptable quality, or any interruption in the supply of required components we cannot promptly obtain from alternative sources at acceptable prices, our operating results would be adversely affected. In addition, even if the events in Japan do not adversely affect our component supply, they may adversely affect the supply of other components our customers use in their systems, which could negatively impact demand for our products and, therefore, our revenues.

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

Our operating results fluctuate, sometimes significantly, from period to period due to many factors, which may result in a significant decline in our stock price.

Our quarterly operating results may be subject to significant fluctuations as a result of a number of other factors including:

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

We often ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results before the end of the quarter. As a result of the above or other factors, our forecast of operating results for the quarter may differ materially from our actual financial results. If our results of operations fail to meet the expectations of analysts or investors, it could cause an immediate and significant decline in our stock price.

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting, and actual results may differ significantly from our estimates and assumptions.

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

The market price of our common stock has been, and may continue to be, extremely volatile. Factors that may significantly affect the market price of our common stock include the following:

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

Our most recent evaluation resulted in our conclusion that as of July 1, 2011, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received Revenue Agent Reports seeking certain adjustments to income as disclosed in Part II, Item 8, Note 9 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Although we believe our tax positions are properly supported, the final timing and resolution of the notice of proposed adjustment and the audits are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

In the first quarter of fiscal 2011, we began the process of relocating our corporate headquarters from Lake Forest, California to Irvine, California. The Irvine headquarters consist of approximately 365,000 square feet of leased space and house our management, research and development, administrative and sales staff. We continue to lease certain facilities in Lake Forest, California while we complete the relocation. The Lake Forest facilities consist of approximately 67,000 square feet of leased space and house certain engineering and administrative staff. In addition, we lease one facility in Aliso Viejo, California, consisting of approximately 34,000 square feet, which we use to house research and development, administrative and sales staff. We expect to complete the relocation and consolidation of our Lake Forest and Aliso Viejo functions to Irvine in the third quarter of fiscal 2012.

In Fremont, California, we own facilities consisting of approximately 286,000 square feet, which we use for head wafer fabrication, research and development and warehousing. In San Jose, California, we lease facilities consisting of approximately 475,000 square feet, which we use for research and development. In Phoenix, Arizona, we own wafer fabrication facilities consisting of approximately 545,000 square feet. In Longmont, Colorado, we lease one facility consisting of approximately 43,000 square feet, which we use for research and development. We also lease office space in various other locations throughout the world primarily for research and development and sales and technical support.

We own manufacturing facilities in Kuala Lumpur, Malaysia, consisting of approximately 1,054,000 square feet, which we use for assembly of hard drives, printed circuit boards and HSAs. We also own manufacturing facilities in Penang and Johor, Malaysia, consisting of approximately 800,000 and 243,000 square feet, respectively, and we own and lease manufacturing facilities in Tuas, Singapore, consisting of approximately 311,000 square feet, all of which we use for our magnetic media operations. We also own manufacturing facilities in Navanakorn, Thailand, consisting of approximately 226,000 square feet, which we use for assembly of hard drives and HSAs, and facilities in Bang Pa-In, Thailand, consisting of approximately 1,031,000 square feet, which we use for slider fabrication, the assembly of hard drives, HGAs and HSAs, and research and development.

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

Our common stock is listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 3, 2011 was 1,779.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

The high and low sales prices of our common stock, as reported by the NYSE, for each quarter of 2011 and 2010 are as follows:

	First	Second	Third	Fourth

2011
High	$33.50	$35.92	$38.82	$41.87
Low	$23.06	$27.41	$29.14	$33.22
2010
High	$37.70	$44.96	$47.44	$45.09
Low	$24.68	$33.24	$36.22	$29.56

We did not make any repurchases of our common stock during the quarter ended July 1, 2011.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended July 1, 2011. The graph assumes that $100 was invested in our common stock at the close of market on June 30, 2006, and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 6/30/06)

Total Return Analysis

	6/30/06	6/29/07	6/27/08	7/3/09	7/2/10	7/1/11
Western Digital Corporation	100.00	97.68	176.02	132.36	152.45	184.96
S&P 500 Index	100.00	120.59	104.77	77.30	88.46	115.61
Dow Jones US Technology Hardware & Equipment Index	100.00	125.68	111.26	89.44	109.73	134.09

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

	July 1,	July 2,	July 3,	June 27,	June 29,
	2011	2010	2009	2008	2007
	(in millions, except per share and employee data)

Revenue, net	$9,526	$9,850	$7,453	$8,074	$5,468
Gross margin	$1,791	$2,401	$1,337	$1,739	$900
Net income	$726	$1,382	$470	$867	$564
Net income per common share:
Basic	$3.14	$6.06	$2.12	$3.92	$2.57
Diluted	$3.09	$5.93	$2.08	$3.84	$2.50
Working capital	$3,317	$2,697	$1,705	$1,167	$899
Total assets	$8,118	$7,328	$5,291	$4,875	$2,901
Long-term debt	$150	$294	$400	$482	$10
Shareholders’ equity	$5,488	$4,709	$3,192	$2,696	$1,716
Number of employees	65,431	62,500	45,991	50,072	29,572

No cash dividends were paid for the years presented. Number of employees excludes temporary employees and contractors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Company

We are a global provider of solutions for the collection, storage, management, protection and use of digital content, including audio and video. Our principal products are hard drives, which are devices that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are currently the primary storage medium for digital content. Our hard drives are used in desktop and notebook computers, corporate and cloud computing data centers, home entertainment equipment and stand-alone consumer storage devices. In addition to hard drives, our other products include solid-state drives and home entertainment and networking products.

Planned Acquisition of Hitachi Global Storage Technologies

On March 7, 2011, we entered into a stock purchase agreement (the “Purchase Agreement”) with Hitachi, Ltd. (“Hitachi”), Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi (“HGST”), and Western Digital Ireland, Ltd., our indirect wholly owned subsidiary (“WDI”). Pursuant to the Purchase Agreement, WDI agreed to acquire all of the issued and outstanding paid-up share capital of HGST from Hitachi. The planned acquisition is intended to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and the industry’s broadest product lineup backed by a rich technology portfolio. The aggregate purchase price of the planned acquisition is estimated to be approximately $4.3 billion, due at closing, and will be funded with existing cash, new debt, and 25 million newly issued shares of our common stock. The Purchase Agreement contains certain termination rights for both us and Hitachi, including the right to terminate the Purchase Agreement if the planned acquisition has not closed by March 7, 2012. If the planned acquisition has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by any certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, we will, concurrently with such termination, be required to pay Hitachi a fee of $250 million in cash.

On March 7, 2011, in connection with the planned acquisition of HGST, WD, Western Digital Technologies, Inc. (“WDTI”), our wholly-owned subsidiary, and WDI entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding a new credit facility for an amount of $2.5 billion, consisting of a $500 million revolving credit facility and $2.0 billion in term loans, to be entered into in connection with the closing of the planned acquisition (the “Senior Facility”). Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, WD, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members and, subject to customary closing conditions including completion of the acquisition in accordance with the terms, WD, WDTI and WDI fully expect all of these syndicate members to be part of the final lender group. We are required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility.

The planned acquisition of HGST is subject to several closing conditions, including the receipt of antitrust approvals or the expiration of applicable waiting periods in certain jurisdictions. We have received requests for additional information and are engaged in more in-depth reviews of the pending acquisition initiated by regulatory authorities in the United States, the European Union, the People’s Republic of China, Japan and Korea. We are cooperating fully with each of the regulatory authorities reviewing the proposed transaction. Subject to obtaining the required regulatory approvals or expiration of applicable waiting periods, we expect the transaction to close in our second quarter of fiscal 2012.

Results of Operations

Fiscal 2011 Overview

In 2011, our net revenue decreased by 3% to $9.5 billion on hard drive shipments of 207 million units as compared to $9.8 billion and 194 million units in 2010. In 2011, 64% of our hard drive net revenue was derived from compute markets, including notebook and desktop computers, as compared to 67% in 2010. Hard drive ASP decreased to $45 in 2011 from $50 in 2010. Gross margin percentage decreased to 18.8% in 2011 from 24.4% in 2010. In 2011, operating income decreased from $1.5 billion to $781 million, which included a $25 million accrual for litigation contingencies and $17 million of expenses related to the planned acquisition of HGST. As a percentage of net revenue, operating income was 8.2% in 2011 compared to 15.5% in 2010. Net income in 2011 was $726 million, or $3.09 per diluted share, compared to $1.4 billion, or $5.93 per diluted share, in 2010.

For the September quarter, we expect our revenue to increase slightly from the June quarter primarily as a result of seasonality.

Summary Comparison of 2011, 2010 and 2009

The following table sets forth, for the periods presented, selected summary information from our consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Years Ended
	July 1, 2011		July 2, 2010		July 3, 2009

Net revenue	$9,526	100.0%	$9,850	100.0%	$7,453	100.0%
Gross margin	1,791	18.8	2,401	24.4	1,337	17.9
R&D and SG&A	1,010	10.6	876	8.9	710	9.5
Acquired in-process research and development	—	—	—	—	14	0.2
Restructuring and other, net	—	—	—	—	94	1.3
Operating income	781	8.2	1,525	15.5	519	7.0
Other expense, net	(1)	—	(5)	(0.1)	(18)	(0.2)
Income before income taxes	780	8.2	1,520	15.4	501	6.7
Income tax provision	54	0.6	138	1.4	31	0.4
Net income	726	7.6	1,382	14.0	470	6.3

The following table sets forth, for the periods presented, summary information regarding unit shipments, ASPs and revenues by geography and channel (in millions, except percentages and ASPs):

	Years Ended
	July 1,	July 2,	July 3,
	2011	2010	2009

Net revenue	$9,526	$9,850	$7,453
ASPs (per unit)*	$45	$50	$51
Revenues by Geography(%)
Americas	22%	24%	24%
Europe, Middle East and Africa	23	23	27
Asia	55	53	49
Revenues by Channel(%)
OEM	49%	51%	54%
Distributors	32	31	26
Retailers	19	18	20
Unit shipments*
Compute	151	147	109
Non-compute	46	38	33
Enterprise	10	9	4

Total units shipped	207	194	146

*	Based on sales of hard drive units only.

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd. (together, “Hoya”) and SiliconSystems Inc. (“SiliconSystems”), which were acquired on June 30, 2010 and March 27, 2009, respectively, are included in our operating results only after the dates of their acquisitions.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Revenue.  Net revenue was $9.5 billion for 2011, a decrease of 3% from 2010. Total hard drive shipments increased to 207 million units as compared to 194 million units for the prior year. The decrease in net revenue resulted primarily from a $5 decrease in ASP from $50 to $45, partially offset by the increase in unit shipments.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2011 and 2009, these programs represented 11% of gross revenues compared to 8% in 2010. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin.  Gross margin for 2011 was $1.8 billion, a decrease of $610 million, or 25% from the prior year. Gross margin as a percentage of net revenue decreased to 18.8% in 2011 from 24.4% in 2010. This decrease was primarily due to an aggressive pricing environment, resulting in a lower ASP.

Operating Expenses.  Total research and development (“R&D”) expense and selling, general and administrative (“SG&A”) expense increased to 10.6% of net revenue in 2011 compared to 8.9% in 2010. R&D expense was $703 million in 2011, an increase of $92 million, or 15% over the prior year. As a percentage of net revenue, R&D expense increased to 7.4% in 2011 compared to 6.2% in 2010. This increase in R&D expense was primarily due to the continued investment in product development to support new programs. SG&A expense was $307 million in 2011, an increase of $42 million, or 16%, as compared to 2010. SG&A expense as a percentage of net revenue increased to 3.2% in 2011 compared to 2.7% in 2010. This increase in SG&A expense was primarily due to the expansion of sales and marketing to support new products and growing markets as well as $17 million of expenses related to the planned acquisition of HGST.

Other Income (Expense).  Other expense, net was $1 million in 2011 compared to $5 million in 2010. This decrease was primarily due to an increase in interest income of $5 million due to higher average daily invested cash balances and a $1 million decrease in our term loan interest expense due to a lower principal balance, partially offset by acquisition-related debt commitment fees of $2 million.

Income Tax Provision.  Income tax expense was $54 million in 2011 as compared to $138 million in 2010. Tax expense as a percentage of income before taxes was 7% in 2011 compared to 9% for 2010. Income tax expense for 2011 reflects the extension of the R&D tax credit that was signed into law in December 2010. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, Singapore and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.

We recognized a net increase of $15 million in our liability for unrecognized tax benefits during 2011. As of July 1, 2011, we had a recorded liability for unrecognized tax benefits of approximately $245 million. Interest and penalties recognized on such amounts were not material.

The United States Internal Revenue Service (“IRS”) is currently examining our fiscal years 2006 and 2007 and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by us on September 5, 2007. The IRS has completed its field work and proposed certain adjustments. Certain issues have been agreed upon by us and the IRS and certain issues remain unresolved. We have received Revenue Agent Reports (“RARs”) for the agreed issues. We have also received RARs from the IRS for the unresolved issues that seek adjustments to our income before income taxes of approximately $970 million and $380 million for Komag. The issues in dispute relate primarily to transfer pricing and certain other intercompany transactions. We disagree with the proposed adjustments. In May 2011, we filed a protest with the IRS Appeals Office regarding the proposed adjustments for Western Digital. We are continuing discussions with the IRS to resolve the Komag issues.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of July 1, 2011, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months.

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

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2010, these programs represented 8% of gross revenues compared to 11% in 2009 and 10% in 2008, respectively. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin.  Gross margin for 2010 was $2.4 billion, an increase of $1.1 billion, or 80% over the prior year. Gross margin as a percentage of net revenue increased to 24.4% in 2010 from 17.9% in 2009. This increase was primarily due to higher volume, lower costs, a favorable product mix and a moderate pricing environment.

Operating Expenses.  Total R&D expense and SG&A expense decreased to 8.9% of net revenue in 2010 compared to 9.5% in 2009. R&D expense was $611 million in 2010, an increase of $102 million, or 20% over the prior year. This increase in R&D expense was primarily due to a $68 million increase relating to product development to support new programs and a $34 million increase in variable incentive compensation. As a percentage of net revenue, R&D expense decreased to 6.2% in 2010 compared to 6.8% in 2009 primarily due to an increase in net revenue in 2010 compared to 2009. SG&A expense was $265 million in 2010, an increase of $64 million, or 32%, as compared to 2009. This increase in SG&A expense was primarily due to $27 million of expense related to litigation settlements, a $19 million increase in variable incentive compensation and an $18 million increase in the expansion of our sales and marketing presence into new regions. SG&A expense as a percentage of net revenue remained consistent at 2.7% in 2010 and 2009.

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

Income Tax Provision.  Income tax expense was $138 million in 2010 as compared to $31 million in 2009. Tax expense as a percentage of income before taxes was 9% in 2010 compared to 6% for 2009. In 2009, income tax expense included a provision of $42 million offset by $6 million in tax benefits related to the extension of the U.S. Federal research and development tax credit enacted into law in October 2008, and a favorable adjustment of $5 million to previously recorded tax accruals and credits. Differences between the effective tax rate and the U.S. Federal statutory rate were primarily due to tax holidays in Malaysia and Thailand that expire at various dates through 2022 and the current year generation of income tax credits.

We recognized a net $94 million increase in the liability for unrecognized tax benefits during 2010. As of July 2, 2010, we had approximately $230 million of unrecognized tax benefits which, if recognized, would decrease the effective tax rate in subsequent years.

Liquidity and Capital Resources

We ended 2011 with total cash and cash equivalents of $3.5 billion, an increase of $756 million from July 2, 2010. The following table summarizes our statements of cash flows for the three years ended July 1, 2011 (in millions):

	Years Ended
	July 1,	July 2,	July 3,
	2011	2010	2009

Net cash flow provided by (used in):
Operating activities	$1,655	$1,942	$1,305
Investing activities	(793)	(986)	(551)
Financing activities	(106)	(16)	(64)

Net increase in cash and cash equivalents	$756	$940	$690

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

Operating Activities

Net cash provided by operating activities during 2011 was $1.7 billion as compared to $1.9 billion for 2010 and $1.3 billion for 2009. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $238 million for 2011 as compared to net cash used to fund working capital of $37 million for 2010 and net cash provided by working capital changes of $198 million for 2009.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The average quarterly cash conversion cycles for the three years ended 2011 were as follows:

	Years Ended
	July 1,	July 2,	July 3,
	2011	2010	2009

Days sales outstanding	47	46	47
Days in inventory	27	23	26
Days payables outstanding	(75)	(72)	(67)

Cash conversion cycle	(1)	(3)	6

For 2011, our average days sales outstanding (“DSOs”) increased by one day, days in inventory (“DIOs”) increased by four days, and days payables outstanding (“DPOs”) increased by three days. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Net cash used in investing activities for 2011 was $793 million as compared to $986 million for 2010 and $551 million for 2009. During 2011, cash used in investing activities consisted of capital expenditures of $778 million and $15 million for equipment related to the acquisition of a semiconductor wafer fabrication facility. During 2010, cash used in investing activities consisted primarily of $737 million for capital expenditures, $233 million used for the acquisition of the magnetic media sputtering operations of Hoya and $20 million used for the acquisition of the land and building associated with the acquisition of a semiconductor wafer fabrication facility, offset by $3 million of sales related to our auction-rate securities. During 2009, cash used in investing activities consisted primarily of $519 million for capital expenditures and $63 million for the acquisition of SiliconSystems, net of cash acquired, partially offset by $29 million in proceeds from the sale of property and equipment. Capital expenditures in 2011 primarily consisted of the expansion of our head wafer fabrication facilities, continued investment in advanced head technologies and increased capacity for our broadening and growing product portfolio.

For fiscal 2012, we expect capital expenditures will be at the upper end of our business model range of between 7 and 8 percent of revenue as we continue the conversion of our head wafer fabrication facilities to utilize 8-inch wafers from 6-inch wafers. We expect depreciation and amortization to be approximately $650 million for fiscal 2012.

Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have $15 million of auction-rate securities, which are classified as available-for-sale securities.

Financing Activities

Net cash used in financing activities for 2011 was $106 million as compared to $16 million for 2010 and $64 million for 2009. Net cash used in financing activities for 2011 consisted of $106 million used to repay long-term debt and $50 million used to repurchase shares of our common stock, offset by a net $50 million related to employee stock plans. Net cash used in financing activities for 2010 consisted of $82 million used to repay long-term debt, partially offset by a net $66 million provided by employee stock plans. Net cash used in financing activities for 2009 consisted of $36 million used to repurchase shares of our common stock, $27 million used to repay long-term debt and a net $1 million used by employee stock plans.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations and commercial commitments as of July 1, 2011 (in millions):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current portion	$294	$144	$150	$—	$—
Operating leases	115	18	31	20	46
Unrecognized tax benefits	147	—	15	132	—
Purchase obligations	3,893	3,876	11	6	—

Total	$4,449	$4,038	$207	$158	$46

Long-Term Debt

In February 2008, WDTI, a wholly-owned subsidiary of the Company, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of July 1, 2011, the remaining balance of the term loan facility was $294 million, which requires principal payments totaling $144 million in 2012 and $150 million in 2013. See Part II, Item 8, Note 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

On March 7, 2011, in connection with the planned acquisition of HGST, WD, WDTI and WDI entered into a commitment letter for the Senior Facility. Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, WD, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members and, subject to customary closing conditions, including completion of the acquisition in accordance with the terms, WD, WDTI and WDI fully expect all of these syndicate members to be part of the final lender group. We are required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility.

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

Unrecognized Tax Benefits

As of July 1, 2011, the cash portion of our total recorded liability for unrecognized tax benefits was $147 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part II, Item 8, Note 9 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program

Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005, through July 1, 2011, we have repurchased 20 million shares of our common stock for a total cost of $334 million. We repurchased 1.8 million shares for a total cost of $50 million during 2011. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We expect stock repurchases to be funded principally by operating cash flows.

Planned Acquisition Termination Fee

If the planned acquisition of HGST has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by any certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, we will, concurrently with such termination, be required to pay Hitachi a fee of $250 million in cash.

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

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since 2009, total sales incentive and marketing programs have ranged from 7% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue since the first quarter of fiscal 2009. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

Inventory

We value inventories at the lower of cost (first-in, first-out and weighted average methods) or net realizable value. We use the first-in, first-out (“FIFO”) method to value the cost of the majority of our inventories, while we use the weighted-average method to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by us. We have determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, we relieve our precious metals inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a FIFO method. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Litigation and Other Contingencies

When we become aware of a claim or potential claim, we assess the likelihood of any loss or exposure. We disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible, and where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to our financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Refer to Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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

We recognize liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes. The actual liability for unrealized tax benefits in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits and materially affect our operating results.

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

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

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

As of July 1, 2011, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Gain (Loss)

Foreign exchange contracts:
Thai Baht cash flow hedges	$1,013	30.70	$(9)
Thai Baht fair value hedges	$103	30.70	—
Malaysian Ringgit cash flow hedges	$331	3.09	4
Euro fair value hedges	$10	0.69	—
British Pound Sterling fair value hedges	$4	0.62	—

*	Expressed in units of foreign currency per U.S. dollar.

In 2011, 2010 and 2009, total net realized transaction and foreign exchange contract currency gains and losses were not material to our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 1, 2011 and July 2, 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 1, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of July 1, 2011 and July 2, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation’s internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 11, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

August 11, 2011
Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Western Digital Corporation:

We have audited Western Digital Corporation’s internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Western Digital Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 1, 2011 and July 2, 2010, the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 1, 2011, and the related financial statement schedule, and our report dated August 11, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP

August 11, 2011
Irvine, California

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	July 1,	July 2,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$3,490	$2,734
Accounts receivable, net	1,206	1,256
Inventories	577	560
Other current assets	214	170

Total current assets	5,487	4,720
Property, plant and equipment, net	2,224	2,159
Goodwill	151	146
Other intangible assets, net	71	88
Other non-current assets	185	215

Total assets	$8,118	$7,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,545	$1,507
Accrued expenses	349	281
Accrued warranty	132	129
Current portion of long-term debt	144	106

Total current liabilities	2,170	2,023
Long-term debt	150	294
Other liabilities	310	302

Total liabilities	2,630	2,619
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued and outstanding — 233 and 231 shares, respectively	2	2
Additional paid-in capital	1,091	1,022
Accumulated other comprehensive income (loss)	(5)	11
Retained earnings	4,400	3,674

Total shareholders’ equity	5,488	4,709

Total liabilities and shareholders’ equity	$8,118	$7,328

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended
	July 1,	July 2,	July 3,
	2011	2010	2009

Revenue, net	$9,526	$9,850	$7,453
Cost of revenue	7,735	7,449	6,116

Gross margin	1,791	2,401	1,337

Operating expenses:
Research and development	703	611	509
Selling, general and administrative	307	265	201
Acquired in-process research and development	—	—	14
Restructuring and other, net	—	—	94

Total operating expenses	1,010	876	818

Operating income	781	1,525	519
Other income (expense):
Interest income	9	4	9
Interest and other expense	(10)	(9)	(27)

Total other expense, net	(1)	(5)	(18)

Income before income taxes	780	1,520	501
Income tax provision	54	138	31

Net income	$726	$1,382	$470

Income per common share:
Basic	$3.14	$6.06	$2.12

Diluted	$3.09	$5.93	$2.08

Weighted average shares outstanding:
Basic	231	228	222

Diluted	235	233	226

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 1,	July 2,	July 3,
	2011	2010	2009

Cash flows from operating activities
Net income	$726	$1,382	$470
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	602	510	479
Stock-based compensation	69	60	47
Deferred income taxes	20	27	24
Loss on investments	—	—	10
Acquired in-process research and development	—	—	14
Non-cash portion of restructuring and other, net	—	—	63
Changes in:
Accounts receivable, net	50	(330)	92
Inventories	(17)	(148)	88
Accounts payable	178	270	(33)
Accrued expenses	71	67	23
Other assets and liabilities	(44)	104	28

Net cash provided by operating activities	1,655	1,942	1,305

Cash flows from investing activities
Purchases of property, plant and equipment	(778)	(737)	(519)
Proceeds from the sale of property, plant and equipment	—	—	29
Acquisitions, net of cash acquired	(15)	(253)	(63)
Sales and maturities of investments	—	4	2

Net cash used in investing activities	(793)	(986)	(551)

Cash flows from financing activities
Issuance of stock under employee stock plans	58	79	28
Taxes paid on vested stock awards under employee stock plans	(8)	(17)	(5)
Increase (decrease) in excess tax benefits from employee stock plans	—	4	(24)
Repurchases of common stock	(50)	—	(36)
Repayment of debt	(106)	(82)	(27)

Net cash used in financing activities	(106)	(16)	(64)

Net increase in cash and cash equivalents	756	940	690
Cash and cash equivalents, beginning of year	2,734	1,794	1,104

Cash and cash equivalents, end of year	$3,490	$2,734	$1,794

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$7	$11
Cash paid for interest	$6	$8	$14

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in millions)

					Additional	Accumulated Other		Total	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income

Balance at June 27, 2008	225	$2	(1)	$(22)	$906	$(12)	$1,822	$2,696
Employee stock plans			2	58	(33)			25
Stock based compensation					47			47
Decrease in excess tax benefits from employee stock plans					(24)			(24)
Repurchase of common stock			(1)	(36)				(36)
Net income							470	470	$470
Unrealized gain on foreign exchange contracts						14		14	14

Balance at July 3, 2009	225	$2	—	$—	$896	$2	$2,292	$3,192	$484

Employee stock plans	6				62			62
Stock based compensation					60			60
Increase in excess tax benefits from employee stock plans					4			4
Net income							1,382	1,382	$1,382
Unrealized gain on foreign exchange contracts						9		9	9

Balance at July 2, 2010	231	$2	—	$—	$1,022	$11	$3,674	$4,709	$1,391

Employee stock plans	2		2	50				50
Stock based compensation					69			69
Repurchase of common stock			(2)	(50)				(50)
Net income							726	726	$726
Unrealized loss on foreign exchange contracts						(16)		(16)	(16)

Balance at July 1, 2011	233	$2	—	$—	$1,091	$(5)	$4,400	$5,488	$710

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

Western Digital Corporation (the “Company” or “Western Digital” or “WD”) is a global provider of solutions for the collection, storage, management, protection and use of digital content, including audio and video. The Company’s principal products are hard drives, which are devices that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are currently the primary storage medium for digital content. The Company’s hard drives are used in desktop and notebook computers, corporate and cloud computing data centers, home entertainment equipment and stand-alone consumer storage devices. In addition to hard drives, the Company’s other products include solid-state drives and home entertainment and networking products.

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company has a 52 or 53-week fiscal year. The 2011 fiscal year which ended on July 1, 2011 consisted of 52 weeks. The 2010 and 2009 fiscal years, which ended on July 2, 2010 and July 3, 2009, respectively, consisted of 52 and 53 weeks each, respectively.

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

On June 30, 2010, the Company acquired the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd (together, “Hoya”). On March 27, 2009, the Company acquired SiliconSystems, Inc. (“SiliconSystems”). The acquisitions are further described in Note 14. The results of operations of Hoya and SiliconSystems since the dates of their acquisitions are included in the consolidated financial statements.

Cash and Cash Equivalents

The Company’s cash equivalents represent highly liquid investments in money market funds, which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities with original maturities when purchased of three months or less.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At July 1, 2011 and July 2, 2010, the Company had reserves for potential credit losses of $5 million and $6 million, respectively, and net accounts receivable of $1.2 billion and $1.3 billion, respectively.

The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventory

The Company values inventories at the lower of cost (first-in, first out and weighted average methods) or net realizable value. The first-in, first-out (“FIFO”) method is used to value the cost of the majority of the Company’s inventories, while the weighted-average method is used to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by the Company. The Company has determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, precious metals are relieved from inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a FIFO method. As of July 1, 2011 and July 2, 2010, 85% and 82% of the inventory was valued using the FIFO method with the remainder valued using the weighted average method. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Property, Plant and Equipment

The cost of property, plant and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings are depreciated over periods ranging from fifteen to thirty years. The majority of the Company’s equipment is depreciated over periods of three to seven years. Depreciation is computed on a straight-line basis. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Goodwill and Other Long-Lived Assets

The total purchase price in a business combination is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during 2011, 2010 or 2009.

Other intangible assets consist primarily of technology acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not record any impairments to long-lived assets during 2011 or 2010. The Company recorded impairments to certain long-lived assets during 2009. See Note 13.

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

In accordance with standard industry practice, the Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and the Company provides resellers and OEMs with other sales incentive programs. At the time the Company recognizes revenue to resellers and OEMs, a reduction of revenue is recorded for estimated price protection until the resellers sell such inventory to their customers and the Company also records a reduction of revenue for the other programs in effect. The Company bases these adjustments on several factors including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differ from the Company’s expectations, the Company’s operating results could be materially affected. The Company also has programs under which it reimburses qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. Sales incentive and marketing programs are recorded as a reduction of revenue.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected.

Litigation and Other Contingencies

When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible and where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See Note 5.

Advertising Expense

Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company included advertising costs of $11 million, $7 million, and $5 million in 2011, 2010 and 2009, respectively.

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions, as applicable, and are recorded in the provision for income taxes. The actual liability for unrealized tax benefits may be materially different from the Company’s estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits, and may materially affect our operating results.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	July 1,	July 2,	July 3,
	2011	2010	2009

Net income	$726	$1,382	$470

Weighted average shares outstanding:
Basic	231	228	222
Employee stock options and other	4	5	4

Diluted	235	233	226

Income per common share:
Basic	$3.14	$6.06	$2.12

Diluted	$3.09	$5.93	$2.08

Anti-dilutive potential common shares excluded*	3	1	6

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

Stock-based Compensation

The Company accounts for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option-pricing model. Both the binomial and the Black-Scholes-Merton option-pricing models require the input of highly subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially affected.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts.

Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. The Company had outstanding foreign exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling with aggregate notional amounts of $1.5 billion and $1.1 billion at July 1, 2011 and July 2, 2010, respectively. Thai Baht contracts are designated as either cash flow or fair value hedges. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements,” and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for fiscal periods beginning on or after June 15, 2010, which for the Company was the first quarter of fiscal 2011. The Company’s adoption of ASU 2009-13 and ASU 2009-14 had no impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies existing fair value measurement and disclosure requirements by amending certain fair value measurement principles and requiring additional disclosures regarding fair value measurements. ASU 2011-04 is effective for fiscal periods beginning after December 15, 2011, which for the Company is the third quarter of fiscal 2012. The Company is currently evaluating the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. The Company is currently evaluating the impact that ASU 2011-05 will have on its consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Supplemental Financial Statement Data

	Years Ended
	July 1,	July 2,
	2011	2010
	(In millions)

Inventories:
Raw materials and component parts	$172	$159
Work-in-process	263	255
Finished goods	142	146

Total inventories	$577	$560

Property, Plant and Equipment:
Land and buildings	$750	$675
Machinery and equipment	3,963	3,470
Furniture and fixtures	9	9
Leasehold improvements	115	69

Total property, plant and equipment	4,837	4,223
Accumulated depreciation and amortization	(2,613)	(2,064)

Property, plant and equipment, net	$2,224	$2,159

Note 3.  Debt

Long-term debt consisted of the following as of July 1, 2011 and July 2, 2010 (in millions):

	2011	2010

Term loan	$294	$400
Less amounts due in one year	(144)	(106)

Long-term debt	$150	$294

In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year Credit Agreement that provided for a $500 million term loan facility. As of July 1, 2011, the term loan facility had a variable interest rate of 1.44% and a remaining balance of $294 million, which requires principal payments totaling $144 million in 2012 and $150 million in 2013. The term loan facility has a maturity date of February 11, 2013. The term loan facility requires WDTI to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the term loan facility contains customary covenants, including covenants that limit or restrict WDTI’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. As of July 1, 2011, WDTI was in compliance with all covenants.

See Note 14 for additional disclosures related to the Company’s new credit facility to be entered into in connection with the closing of the planned acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Pte. Ltd (“HGST”).

Note 4.  Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property and expire at various dates through 2020. Rental expense under

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these operating leases, including month-to-month rentals, was $23 million, $22 million and $21 million in 2011, 2010 and 2009, respectively. Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 1, 2011 are as follows (in millions):

2012	$18
2013	17
2014	14
2015	11
2016	9
Thereafter	46

Total future minimum payments	$115

Product Warranty Liability

Changes in the warranty accrual for 2011, 2010 and 2009 were as follows (in millions):

	2011	2010	2009

Warranty accrual, beginning of period	$170	$123	$114
Charges to operations	172	183	126
Utilization	(160)	(138)	(111)
Changes in estimate related to pre-existing warranties	(12)	2	(6)

Warranty accrual, end of period	$170	$170	$123

Accrued warranty also includes amounts classified in other liabilities in the consolidated balance sheets of $38 million at July 1, 2011 and $41 million at July 2, 2010.

Long-term Purchase Agreements

The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. The Company expects these commitments to total $636 million for 2012, $6 million for 2013 and 2014, $5 million for 2015, and $1 million for 2016.

Note 5.	Legal Proceedings

When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible and where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. For the matters described below, the Company has either recorded an accrual for losses that are probable and reasonably estimable or has determined that, while a loss is reasonably possible, a reasonable estimate of the amount of loss or range of possible losses with respect to the claim, including the amount of loss in excess of the amount accrued, cannot be made. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intellectual Property Litigation

On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against the Company and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter began on July 18, 2011 and concluded on July 26, 2011 with a verdict against the Company in an amount that is not material to the Company’s financial position, results of operations or cash flows. The Company is evaluating its post-trial and appellate options.

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

On December 7, 2009, plaintiff Nazomi Communications filed a complaint in the Eastern District of Texas against the Company and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Plaintiffs dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. The Company intends to defend itself vigorously in this matter.

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

On August 1, 2011, plaintiff Guzik Technical Enterprises filed a complaint in the Northern District of California against the Company and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to devices used to test hard disk drive heads and media. The Company intends to defend itself vigorously in this matter.

On October 4, 2006, plaintiff Seagate Technology LLC (“Seagate”) filed a complaint against the Company and one of its employees formerly employed by Seagate in the Minnesota Fourth Judicial District Court. The complaint alleges claims based on supposed misappropriation of trade secrets and seeks injunctive relief and unspecified monetary damages, fees and costs. On June 19, 2007, the Company’s employee filed a demand for arbitration with the American Arbitration Association. A motion to stay the litigation as against all defendants and to compel arbitration of all Seagate’s claims was granted on September 19, 2007. On September 23, 2010, Seagate filed a motion to amend its claims and add allegations based on the supposed misappropriation of additional confidential information, and the arbitrator granted Seagate’s motion. The arbitration hearing commenced on May 23, 2011 and concluded on July 11, 2011. The parties will be filing post-arbitration briefs in August 2011. The arbitrator is expected to render a decision in the fall of 2011. The Company continues to defend itself vigorously in this matter.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Litigation

On March 20, 2009, plaintiff Ghazala H. Durrani, a former employee of the Company, filed a putative class action complaint in the Alameda County (California) Superior Court. The complaint alleged that certain of the Company’s engineers had been misclassified as exempt employees under California state law and were, therefore, due unspecified amounts for unpaid hourly overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. By court order dated April 24, 2009, the case was transferred to the Orange County (California) Superior Court. On or about June 16, 2009, the Company was dismissed from the case without prejudice by stipulation, leaving WDTI as the sole remaining defendant. On or about June 4, 2009, WDTI filed its answer to the complaint, denying the substantive allegations thereof and raising several affirmative defenses. The parties participated in a mediation of the case on June 3, 2010, which led to a proposed settlement of the case. The proposed settlement, which was ultimately approved by the court, resolved the case on a class-wide basis for an immaterial amount that was accrued by the Company in the fourth quarter of fiscal 2010. The court granted final approval of the settlement and entered judgment on February 7, 2011. A final accounting hearing took place on July 11, 2011, at which the court confirmed that the settlement amount was fully paid in accordance with the settlement agreement.

On February 26, 2010, and as thereafter amended on August 23, 2010 and December 22, 2010, plaintiff Tariq Sadaat, a former employee of the Company, filed a putative class action complaint in the Orange County (California) Superior Court against the Company, WDTI, Kelly Services, Inc., a Delaware corporation (“Kelly Services”), and certain other unnamed individuals. Plaintiff sought to represent certain hourly employees who were assigned to work at certain of the Company’s facilities by Kelly Services, a temporary staffing agency. In this regard, the complaint alleged that the hourly employees were due unspecified sums for unpaid overtime wages and other amounts, as well as penalties for allegedly missed meal and rest periods. The complaint sought unspecified damages including lost wages, penalties under the California Labor Code and other statutes, compensatory and punitive damages, declaratory relief, injunctive relief, interest, attorneys’ fees and costs. The Company’s response to the complaint was filed and served in January 2011. The parties participated in a mediation of the case, which led to a proposed settlement of Sadaat’s individual claims for an immaterial amount. The Court approved the proposed settlement on July 26, 2011, and dismissed the complaint in its entirety, with prejudice as to Sadaat’s individual claims and without prejudice as to the alleged class claims.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company’s operations outside the United States include manufacturing facilities in Malaysia, Singapore, and Thailand as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended July 1, 2011 (in millions):

	2011	2010	2009

Net revenue(1):
United States	$1,589	$1,889	$1,492
Asia	5,434	5,239	3,639
Europe, Middle East and Africa	2,196	2,260	2,008
Other	307	462	314

Total	$9,526	$9,850	$7,453

Long-lived assets:
United States	$1,285	$1,173	$1,043
Asia	1,345	1,379	954
Europe, Middle East and Africa	1	56	64

Total	$2,631	$2,608	$2,061

(1)	Net revenue is attributed to geographic regions based on the ship to location of the customer.

Major Customer

For 2011 and 2010, no single customer accounted for 10%, or more, of the Company’s net revenue. For 2009, sales to Dell Inc. accounted for 10% of the Company’s net revenue.

Note 7.  Western Digital Corporation 401(k) Plan

The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company makes a basic matching contribution on behalf of each participating eligible employee equal to fifty percent (50%) of the eligible participant’s pre-tax contributions for the contribution cycle not to exceed 5% of the eligible participant’s compensation; provided, however, that each eligible participant shall receive a minimum annual basic matching contribution equal to fifty percent (50%) of the first $4,000 of pre-tax contributions for any calendar year. Company contributions vest over a 5-year period of employment. For 2011, 2010 and 2009, the Company made Plan contributions of $9 million, $9 million, and $7 million, respectively.

Note 8.  Shareholders’ Equity

Stock Incentive Plans

The Company maintains four stock-based incentive plans (collectively referred to as the “Stock Plans”): the amended and restated 2004 Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. No new awards may be granted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of July 1, 2011, options to purchase 1.2 million shares of the Company’s common stock remained outstanding and exercisable under the Prior Stock Plans. Other than for such options, no restricted stock or other awards were outstanding under the Prior Stock Plans as of July 1, 2011. Options granted under the Prior Stock Plans expire either five or ten years from the date of grant.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The types of awards that may be granted under the 2004 Performance Incentive Plan include stock options, stock appreciation rights, restricted stock units (“RSUs”), stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2004 Performance Incentive Plan is ten years after the grant date of the award. RSUs granted under the 2004 Performance Incentive Plan typically vest over periods ranging from one to five years from the date of grant.

As of July 1, 2011, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2004 Performance Incentive Plan was 37.2 million shares. Any shares subject to awards under the Prior Stock Plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. Shares issued in respect of stock options and stock appreciation rights granted under the 2004 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas shares issued in respect of any other type of award granted under the plan count against the plan’s share limit as 1.35 shares for every one share actually issued in connection with such award. The 2004 Performance Incentive Plan will terminate on September 20, 2014 unless terminated earlier by the Company’s Board of Directors.

Employee Stock Purchase Plan

The Company maintains an ESPP. Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their eligible compensation during prescribed offering periods to purchase shares of the Company’s common stock at 95% of the fair market value of common stock on either the first day of that offering period or on the applicable exercise date, whichever is less. A participant may participate in only one offering period at a time, and a new offering period generally begins each June 1st and December 1st. Each offering period is generally 24 months and consists of four exercise dates (each, generally six months following the start of the offering period or the preceding exercise date, as the case may be). If the fair market value of the Company’s common stock is less on a given exercise date than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in the next new offering period.

Stock-based Compensation Expense

The Company recognized in expense $37 million, $37 million and $24 million for stock-based compensation related to the vesting of options granted by the Company under the Stock Plans and the ESPP in 2011, 2010 and 2009, respectively. As of July 1, 2011, total compensation cost related to unvested stock options granted under the Stock Plans and ESPP rights issued to employees but not yet recognized was $60 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.2 years.

The Company recognized in expense $32 million, $23 million and $23 million related to restricted stock and restricted stock unit awards granted under the Stock Plans that vested during 2011, 2010 and 2009, respectively. As of July 1, 2011, the aggregate unamortized fair value of all unvested restricted stock unit awards granted under the Stock Plans was $41 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.3 years.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes stock option activity under the Stock Plans over the last three fiscal years (in millions, except per share amounts and remaining contractual lives):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value

Options outstanding at June 27, 2008	8.0	$14.92
Granted	4.2	20.02
Exercised	(0.6)	9.59
Canceled or expired	(0.3)	20.10

Options outstanding at July 3, 2009	11.3	$17.00
Granted	1.4	36.06
Exercised	(3.1)	14.67
Canceled or expired	(0.2)	22.78

Options outstanding at July 2, 2010	9.4	$20.61
Granted	2.5	26.59
Exercised	(1.4)	16.83
Canceled or expired	(0.3)	26.21

Options outstanding at July 1, 2011	10.2	$22.49	4.6	$145

Exercisable at July 1, 2011	5.5	$19.36	3.8	$95

Vested and expected to vest after July 1, 2011	10.1	$22.43	4.5	$144

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock at that time. As of July 1, 2011, the Company had options outstanding to purchase an aggregate of 10.1 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $145 million at that date. During 2011, 2010 and 2009, the aggregate intrinsic value of options exercised under the Stock Plans was $25 million, $72 million and $8 million, respectively, determined as of the date of exercise.

The following table summarizes information about options outstanding and exercisable under the Stock Plans as of July 1, 2011 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$2.10 – $13.76	1.6	2.5	$8.98	1.6	$8.97
$13.95 – $20.55	2.2	4.6	17.59	1.4	18.11
$21.29 – $25.95	2.3	4.2	23.89	1.6	23.70
$26.17 – $26.17	2.2	6.2	26.17	—	26.17
$27.64 – $40.66	1.9	4.9	33.91	0.9	32.85

	10.2	4.6	$22.49	5.5	$19.36

Fair Value Disclosure — Binomial Model

The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three years ended July 1, 2011 was estimated using the following weighted average assumptions:

	2011	2010	2009

Suboptimal exercise factor	1.81	1.73	1.73
Range of risk-free interest rates	0.20% to 2.90%	0.31% to 3.40%	0.38% to 3.44%
Range of expected stock price volatility	0.39 to 0.59	0.40 to 0.72	0.43 to 0.77
Weighted average expected volatility	0.52	0.57	0.55
Post-vesting termination rate	2.44%	3.57%	4.02%
Dividend yield	—	—	—
Fair value	$11.42	$17.09	$9.05

The weighted average expected term of the Company’s stock options granted during 2011, 2010 and 2009 was 4.7 years, 4.6 years and 4.9 years, respectively.

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

The fair values of all ESPP purchase rights granted on or prior to July 1, 2011 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	ESPP
	2011	2010	2009

Option life (in years)	1.25	1.24	1.30
Risk-free interest rate	0.44%	0.57%	0.65%
Stock price volatility	0.44	0.53	0.63
Dividend yield	—	—	—
Fair value	$8.36	$10.02	$3.61

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSU Activity

The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

RSUs outstanding at June 27, 2008	2.8	$21.75
Granted	0.9	22.84
Vested	(0.5)	23.18
Canceled or expired	(0.1)	22.62

RSUs outstanding at July 3, 2009	3.1	$21.80
Granted	1.2	38.42
Vested	(1.1)	20.60
Canceled or expired	(0.1)	27.84

RSUs outstanding at July 2, 2010	3.1	$28.43
Granted	1.0	26.75
Vested	(0.8)	24.03
Canceled or expired	(0.2)	32.41

RSUs outstanding at July 1, 2011	3.1	$28.85

Expected to vest after July 1, 2011	2.9	$28.82

The fair value of each RSU is the market price of our stock on the date of grant. The aggregate value of RSUs that became fully-vested during 2011 and 2010 was $23 million and $43 million, respectively, determined as of the vest date. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the restricted stock awards at the date of grant was $26 million, $45 million and $19 million in 2011, 2010 and 2009, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 1.82%, 1.55%, and 0.0% during 2011, 2010, and 2009, respectively, based on a historical analysis indicating forfeitures for these types of awards.

Stock Repurchase Program

The Company’s Board of Directors previously authorized the repurchase of $750 million of common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005, through July 1, 2011, the Company has repurchased 20 million shares of its common stock for a total cost of $334 million. The Company repurchased 1.8 million shares for a total cost of $50 million during 2011. The Company may continue to repurchase stock as the Company deems appropriate and market conditions allow. The Company expects stock repurchases to be funded principally by operating cash flows.

Stock Purchase Rights

On April 6, 2001, the Company adopted a plan to protect shareholders’ rights in the event of a proposed takeover of the Company (the “2001 Rights Plan”). The 2001 Rights Plan expired on April 6, 2011. During the term of the 2001 Rights Plan, each share of the Company’s outstanding common stock carried one Right to Purchase Series A Junior Participating Preferred Stock (the “Right”). The Right enabled the holder, under certain circumstances, to purchase Series A Junior Participating Preferred Stock of Western Digital at an exercise price of $50.00 per share ten days after a person or group publicly announced it had acquired or had tendered an offer for 15%, or more, of the Company’s outstanding common stock. The Rights were redeemable by the Company at $0.001 per Right.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Reserved for Issuance

The following table summarizes all shares of common stock reserved for issuance at July 1, 2011 (in millions):

Number
of Shares

Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	25.4
ESPP	3.5

Total	28.9

Note 9.  Income Taxes

Pre-tax Income

The domestic and foreign components of income before income taxes were as follows for the three years ended July 1, 2011 (in millions):

	2011	2010	2009

Foreign	$660	$1,418	$459
Domestic	120	102	42

Income before income taxes	$780	$1,520	$501

Income Tax Provision

The components of the provision for income taxes were as follows for the three years ended July 1, 2011 (in millions):

	2011	2010	2009

Current:
Foreign	$12	$9	$13
Domestic-federal	21	101	(7)
Domestic-state	1	1	1
Deferred:
Domestic-federal	30	37	24
Domestic-state	(10)	(10)	—

Income tax provision	$54	$138	$31

Remaining net undistributed earnings from foreign subsidiaries at July 1, 2011 on which no U.S. tax has been provided amounted to $4.7 billion. The net undistributed earnings are intended to finance local operating requirements and capital investments. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings would be $1.6 billion if the Company repatriated the $4.7 billion in undistributed earnings from the foreign subsidiaries.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of July 1, 2011 and July 2, 2010 were as follows (in millions):

	2011	2010

Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$51	$50
Accrued compensation and benefits not currently deductible	69	44
Domestic net operating loss (“NOL”) carryforward	49	52
Business credit carryforward	145	137
Other	53	47

Total deferred tax assets	367	330
Deferred tax liabilities:
Depreciation	(116)	(58)
Other	(10)	(11)

Total deferred tax liabilities	(126)	(69)

Deferred tax assets, net	$241	$261

	2011	2010

Deferred tax assets:
Current portion (included in other current assets)	$108	$81
Non-current portion (included in other non-current assets)	259	249

Total deferred tax assets	367	330
Deferred tax liabilities:
Current portion (included in other current assets)	(2)	(2)
Non-current portion (included in other non-current assets)	(124)	(67)

Total deferred tax liabilities	(126)	(69)

Deferred tax assets, net	$241	$261

In addition to the deferred tax assets presented above, the Company had additional NOL benefits related to stock-based compensation deductions of $110 million and $93 million at July 1, 2011 and July 2, 2010, respectively. The increase in NOL benefits relates to the current year stock based compensation deductions which will result in a future benefit of $17 million. This $17 million will be recorded as a credit to shareholders’ equity when an incremental benefit is recognized after considering all other tax attributes available to the Company.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended July 1, 2011:

	2011	2010	2009

U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(26)	(26)	(30)
Tax effect of U.S. permanent differences	3	1	6
State income tax, net of federal tax	(1)	—	1
Income tax credits	(4)	(1)	(8)
Other	—	—	2

Effective tax rate	7%	9%	6%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, Singapore and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates through 2023. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $362 million ($1.54 per diluted share), $560 million ($2.40 per diluted share), and $241 million ($1.07 per diluted share) in 2011, 2010, and 2009, respectively.

As of July 1, 2011, the Company had federal and state NOL carryforwards of $185 million and $52 million, respectively. In addition, as of July 1, 2011, the Company had various federal and state tax credit carryforwards of $251 million combined. The NOL carryforwards available to offset future federal and state taxable income expire at various dates from 2021 to 2030 and 2015 to 2020, respectively. Approximately $140 million of the credit carryforwards available to offset future taxable income expire at various dates from 2012 to 2030. The remaining amount is available indefinitely. NOLs and credits relating to Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007, are subject to limitations under Section 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of NOLs and credits ultimately realized.

Uncertain Tax Positions

The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of July 1, 2011, such interest and penalties were not material.

As of July 1, 2011, the Company had $245 million of unrecognized tax benefits.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended July 1, 2011 (in millions):

Unrecognized tax benefit at July 2, 2010	$230
Gross increases related to prior year tax positions	5
Gross decreases related to prior year tax positions	(11)
Gross increases related to current year tax positions	24
Settlements/lapse of statute of limitations	(3)

Unrecognized tax benefit at July 1, 2011	$245

The entire balance of unrecognized tax benefits at July 1, 2011, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state, and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2008 through 2011. In foreign jurisdictions, with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2006. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2006, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period.

The IRS is currently examining fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag. The IRS has completed its field work and proposed certain adjustments. Certain issues have been agreed upon by the Company and the IRS and certain issues remain unresolved. The Company has received Revenue Agent Reports (“RARs”) for the agreed issues. The Company has also received RARs from the IRS for the unresolved issues which seek adjustments to income before income taxes of $970 million for the Company and $380 million for Komag. The issues in dispute relate primarily to transfer pricing and certain other intercompany transactions. The Company disagrees with the proposed adjustments. In May 2011, the Company filed a protest with the IRS Appeals Office regarding the proposed adjustments. The Company is continuing discussions with the IRS to resolve the Komag issues.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of July 1, 2011, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s uncertain tax positions.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 1, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash equivalents
Money market funds	$721	$—	$—	$721
U.S. Treasury securities	—	60	—	60
U.S. Government agency securities	—	78	—	78

Total cash equivalents	721	138	—	859

Auction-rate securities	—	—	15	15
Total assets at fair value	$721	$138	$15	$874

Liabilities:
Foreign exchange contracts	$—	$(5)	$—	$(5)

Total liabilities at fair value	$—	$(5)	$—	$(5)

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Treasury Securities.  The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less, are held in custody by a third party and are recorded within cash and cash equivalents in the consolidated balance sheets. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.

U.S. Government Agency Securities.  The Company’s U.S. Government agency securities are investments in fixed income securities sponsored by the U.S. Government with original maturities of three months or less, are held in custody by a third party and are recorded within cash and cash equivalents in the consolidated balance sheets. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.

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

The following table presents the changes in Level 3 financial assets measured on a recurring basis (in millions):

	U.S.
	Government
	Agency	Auction-rate
	Securities	Securities	Total

July 3, 2009	$1	$18	$19
Sales	—	(3)	(3)
Maturities	(1)	—	(1)

July 2, 2010	$—	$15	$15

For the year ended July 1, 2011, there were no changes in Level 3 financial assets measured on a recurring basis. The Company had no liabilities that were re-measured and reported at fair value on a recurring basis during the year ended July 2, 2010.

Note 11.  Foreign Exchange Contracts

As of July 1, 2011, the net amount of existing gains expected to be reclassified into earnings within the next twelve months was $5 million and the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $4.7 billion and $4.8 billion, and closed $3.2 billion and $4.1 billion, in foreign

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange contracts for the years ended July 1, 2011 and July 2, 2010, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	2011		2010		2011		2010
Derivatives Designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	—	—	Other current assets	$17	Accrued expenses	$5	—	—

The impact on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in		Location of Gain (Loss)	Reclassified from
	Accumulated OCI		Reclassified from	Accumulated OCI into
Derivatives in Cash	on Derivatives		Accumulated	Income
Flow Hedging Relationships	2011	2010	OCI into Income	2011	2010

Foreign exchange contracts	$77	$64	Cost of revenue	$93	$55

The total net realized transaction and foreign exchange contract currency gains and losses were not material to the consolidated financial statements during the years ended July 1, 2011 and July 2, 2010. See Notes 1 and 10 for additional disclosures related to the Company’s foreign exchange contracts.

Note 12.  Other Intangible Assets

Other intangible assets consist primarily of technology acquired in business combinations and are amortized on a straight-line basis over the respective estimated useful lives of the assets. Intangible assets as of July 1, 2011 were as follows:

	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
	(in years)	(in millions)	(in millions)	(in millions)

Existing technology	9	$127	$59	$68
Supply agreement	2	6	3	3

Total		$133	$62	$71

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

Amortization expense for intangible assets was $17 million, $12 million and $11 million for 2011, 2010 and 2009, respectively. As of July 1, 2011, estimated future amortization expense for intangible assets is $16 million for 2012, $13 million for 2013 and 2014, $12 million for 2015, and $9 million for 2016.

Note 13.	Restructuring and Sale of Facility

During 2009, the Company announced and completed a restructuring plan to realign its cost structure as a result of a softer demand environment. This resulted in the closure of one of the Company’s hard drive manufacturing facilities in Thailand, the disposal of its substrate manufacturing facility in Sarawak, Malaysia, and headcount reductions throughout the world of approximately 3,300 people. Restructuring costs totaled $112 million and consisted of $81 million of asset

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charges, $27 million of employee termination benefits and $4 million of contract termination and other exit costs. Total cash expenditures related to the restructuring activities were $31 million. The asset impairment charge of $81 million consisted of $76 million primarily related to the land, buildings, machinery and equipment at the manufacturing facilities in Thailand and Malaysia and $5 million related to a customer relationship intangible asset acquired from Komag. The impairment charge is based on the excess of the carrying values over the estimated fair values of the assets. The fair values of the land, buildings, and equipment were estimated using the market approach. The intangible asset was valued using the income approach.

During the fourth quarter of 2009, the Company sold its substrate manufacturing facility, and related assets, in Sarawak, Malaysia for net proceeds of $29 million, resulting in a gain of $18 million. The closure and disposal of the Company’s manufacturing facilities was to realign its manufacturing capacity with the Company’s expectations regarding demand at that time. Total restructuring charges of $112 million, partially offset by the $18 million gain on sale of assets, is included in restructuring and other, net within operating expenses in the accompanying consolidated statements of income.

Note 14.	Acquisitions

Planned Acquisition of Hitachi Global Storage Technologies

On March 7, 2011, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Hitachi, Ltd. (“Hitachi”), Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi (“HGST”), and Western Digital Ireland, Ltd., an indirect wholly owned subsidiary of the Company (“WDI”). Pursuant to the Purchase Agreement, WDI agreed to acquire all of the issued and outstanding paid-up share capital of HGST from Hitachi. The planned acquisition is intended to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and the industry’s broadest product lineup backed by a rich technology portfolio. The aggregate purchase price of the planned acquisition is estimated to be approximately $4.3 billion, due at closing, and will be funded with existing cash, new debt, and 25 million newly issued shares of the Company’s common stock. The Purchase Agreement contains certain termination rights for both the Company and Hitachi, including the right to terminate the Purchase Agreement if the planned acquisition has not closed by March 7, 2012. If the planned acquisition has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by any certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, the Company will, concurrently with such termination, be required to pay Hitachi a fee of $250 million in cash. During 2011, the Company incurred $17 million of expenses related to the planned acquisition of HGST which are included within selling, general and administrative expense in the consolidated statements of income.

On March 7, 2011, in connection with the planned acquisition of HGST, the Company, WDTI and WDI entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding a new credit facility for an amount of $2.5 billion, consisting of a $500 million revolving credit facility and $2.0 billion in term loans, to be entered into in connection with the closing of the planned acquisition (the “Senior Facility”). Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, the Company, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members and, subject to customary closing conditions including completion of the acquisition in accordance with its terms, the Company, WDTI and WDI fully expect all of these syndicate members to be part of the final lender group. In addition, the Company is required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility. For 2011, the Company incurred debt commitment fees of $2 million related to the acquisition.

The planned acquisition of HGST is subject to several closing conditions, including the receipt of antitrust approvals or the expiration of applicable waiting periods in certain jurisdictions. The Company has received requests for

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional information and is engaged in more in-depth reviews of the pending acquisition initiated by regulatory authorities in the United States, the European Union, the People’s Republic of China, Japan and Korea. The Company is cooperating fully with each of the regulatory authorities reviewing the proposed transaction. Subject to obtaining the required regulatory approvals or expiration of applicable waiting periods, the Company expects the transaction to close in its second quarter of fiscal 2012.

Magnetic Media Operations

On June 30, 2010, the Company acquired the facilities, equipment, intellectual property and working capital of the magnetic media sputtering operations of Hoya. The cost of the acquisition was $233 million and was funded with available cash. The Company identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Hoya at their estimated fair values as of the date of acquisition, and allocated the remaining value to goodwill. The allocation was as follows (in millions):

June 30,
2010

Tangible assets acquired and liabilities assumed:
Inventories	$35
Property and equipment	185
Accounts payables and other liabilities	(10)
Intangible assets	11
Goodwill	12

Total	$233

Intangible assets of $11 million primarily relate to a glass substrate supply agreement and existing technology. These intangibles will be amortized to cost of revenue over the weighted average useful life of 3 years.

Semiconductor Wafer Fabrication Facility

On May 25, 2010, the Company agreed to purchase a semiconductor wafer fabrication facility consisting of land, a building, equipment and certain intangible assets for a total acquisition cost of $35 million. The land and building were acquired for $20 million during the fourth fiscal quarter of 2010. The Company completed the acquisition by acquiring the equipment for $15 million during the fourth fiscal quarter of 2011.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 15.	Quarterly Results of Operations (unaudited)

2011(1)	First	Second	Third	Fourth

Revenue, net	$2,396	$2,475	$2,252	$2,403
Gross margin	437	475	410	469
Operating income	211	240	158	172
Net income	197	225	146	158
Basic income per common share	$0.86	$0.98	$0.63	$0.68

Diluted income per common share	$0.84	$0.96	$0.62	$0.67

2010(2)
Revenue, net	$2,208	$2,619	$2,641	$2,382
Gross margin	514	687	665	535
Operating income	319	473	441	293
Net income	288	429	400	265
Basic income per common share	$1.28	$1.89	$1.75	$1.15

Diluted income per common share	$1.25	$1.85	$1.71	$1.13

(1)	The third quarter of 2011 included $10 million of expenses related to the planned acquisition of HGST. The fourth quarter of 2011 included a $25 million accrual for litigation contingencies, $7 million of expenses related to the planned acquisition of HGST, and $2 million of debt commitment fees related to the planned acquisition of HGST.

(2)	The fourth quarter of 2010 included $27 million in expenses related to litigation settlements.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended July 1, 2011
(in millions)

Allowance for
Doubtful
Accounts

Balance at June 27, 2008	$8
Additions charged to operations	9
Deductions	(3)

Balance at July 3, 2009	$14
Recoveries credited to operations	(6)
Deductions	(2)

Balance at July 2, 2010	$6
Additions charged to operations	—
Deductions	(1)

Balance at July 1, 2011	$5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 1, 2011, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.”

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The current version of the Code of Business Ethics is available on our Web site under the Governance section at www.westerndigital.com. In accordance with rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our Web site under the Governance section at www.westerndigital.com.

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 1, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 1, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 1, 2011.

Item 14.	Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 1, 2011.

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

(3) Exhibits

The following exhibits are filed herewith or are incorporated by reference, as specified below, from exhibits previously filed with the Securities and Exchange Commission. Certain agreements listed below that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

Exhibit
Number		Description

2.1		Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(19)±
2.2		First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.†
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(7)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(11)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated effective as of August 12, 2009(15)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(8)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(8)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(5)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(5)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*

Exhibit
Number		Description

10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(16)*
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective November 6, 2008(16)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(1)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(3)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(6)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(2)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(3)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(6)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(3)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(3)*
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 11, 2010(17)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008(15)*
10.7		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.8		Amended and Restated Deferred Compensation Plan, amended and restated effective November 10, 2010(18)*
10.9		Employment Agreement, dated as of March 7, 2011, between Western Digital Corporation and John Coyne(19)*
10	.9.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(9)*
10	.9.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(9)*
10.10		Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy Leyden(19)*
10.11		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of May 17, 2011†*
10.12		Western Digital Corporation Executive Severance Plan, amended and restated as of November 10, 2010(18)*
10.13		Form of Indemnity Agreement for Directors of Western Digital Corporation(4)*
10.14		Form of Indemnity Agreement for Officers of Western Digital Corporation(4)*

Exhibit
Number		Description

10.15		Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents(12)
10.16		Commitment Letter, dated March 7, 2011, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Western Digital Corporation, Western Digital Technologies, Inc., and Western Digital Ireland, Ltd.(19)
10.17		Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation(19)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.

±	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 31, 2008.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 16, 2009.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2009.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2010.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 28, 2011.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ Wolfgang U. Nickl
Wolfgang U. Nickl
Senior Vice President and Chief Financial Officer

Dated: August 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Coyne John F. Coyne	President and Chief Executive Officer (Principal Executive Officer), Director	August 11, 2011

/s/ Wolfgang U. Nickl Wolfgang U. Nickl	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 11, 2011

/s/ Joseph R. Carrillo Joseph R. Carrillo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 11, 2011

/s/ Thomas E. Pardun Thomas E. Pardun	Chairman of the Board	August 11, 2011

/s/ Peter D. Behrendt Peter D. Behrendt	Director	August 11, 2011

/s/ Kathleen A. Cote Kathleen A. Cote	Director	August 11, 2011

/s/ Henry T. DeNero Henry T. DeNero	Director	August 11, 2011

/s/ William L. Kimsey William L. Kimsey	Director	August 11, 2011

/s/ Michael D. Lambert Michael D. Lambert	Director	August 11, 2011

/s/ Len J. Lauer Len J. Lauer	Director	August 11, 2011

/s/ Matthew E. Massengill Matthew E. Massengill	Director	August 11, 2011

/s/ Roger H. Moore Roger H. Moore	Director	August 11, 2011

/s/ Arif Shakeel Arif Shakeel	Director	August 11, 2011

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(19)±
2.2		First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.†
3.1		Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(7)
3.2		Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(11)
10.1		Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated effective as of August 12, 2009(15)*
10	.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(8)*
10	.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(8)*
10	.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(5)*
10	.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(5)*
10	.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*
10	.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(16)*
10	.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective November 6, 2008(16)*
10.2		Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(1)*
10	.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(3)*
10	.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(6)*
10.3		Western Digital Corporation Broad-Based Stock Incentive Plan(2)*
10	.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(3)*
10	.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(6)*
10.4		Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(3)*
10	.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(3)*
10.5		Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 11, 2010(17)*
10.6		Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008(15)*
10.7		Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

Exhibit
Number		Description

10.8		Amended and Restated Deferred Compensation Plan, amended and restated effective November 10, 2010(18)*
10.9		Employment Agreement, dated as of March 7, 2011, between Western Digital Corporation and John Coyne(19)*
10	.9.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(9)*
10	.9.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(9)*
10.10		Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy Leyden(19)*
10.11		Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of May 17, 2011†*
10.12		Western Digital Corporation Executive Severance Plan, amended and restated as of November 10, 2010(18)*
10.13		Form of Indemnity Agreement for Directors of Western Digital Corporation(4)*
10.14		Form of Indemnity Agreement for Officers of Western Digital Corporation(4)*
10.15		Credit Agreement, dated February 11, 2008, among Western Digital Technologies, Inc.; lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; Citigroup Global Markets Inc., as syndication agent; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as arrangers; and Bank of America, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as co-documentation agents(12)
10.16		Commitment Letter, dated March 7, 2011, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Western Digital Corporation, Western Digital Technologies, Inc., and Western Digital Ireland, Ltd.(19)
10.17		Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation(19)
21		Subsidiaries of Western Digital Corporation†
23		Consent of Independent Registered Public Accounting Firm†
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.

±	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 31, 2008.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 16, 2009.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2009.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2010.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 28, 2011.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 2, 2011.