Form 10-Q
period 2011-09-30
WESTERN DIGITAL CORP
filed 2011-10-28
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8703
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 20, 2011, 233,790,441 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets — September 30, 2011 and July 1, 2011

Condensed Consolidated Statements of Income — Three Months Ended September 30, 2011 and October 1, 2010

Condensed Consolidated Statements of Cash Flows — Three Months Ended September 30, 2011 and October 1, 2010

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal first quarters ended September 30, 2011 and October 1, 2010 both consisted of 13 weeks. Fiscal year 2011 was comprised of 52 weeks and ended on July 1, 2011. Fiscal year 2012 will be comprised of 52 weeks and will end on June 29, 2012. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.
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
Western Digital, WD and the WD logo are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	Sept. 30,	Jul. 1,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,675	$3,490
Accounts receivable, net	1,356	1,206
Inventories	645	577
Other current assets	250	214

Total current assets	5,926	5,487
Property, plant and equipment, net	2,209	2,224
Goodwill	151	151
Other intangible assets, net	67	71
Other non-current assets	114	185

Total assets	$8,467	$8,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,708	$1,545
Accrued expenses	348	349
Accrued warranty	135	132
Current portion of long-term debt	163	144

Total current liabilities	2,354	2,170
Long-term debt	100	150
Other liabilities	290	310

Total liabilities	2,744	2,630
Commitments and contingencies (Note 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued and outstanding 234 and 233 shares, respectively	2	2
Additional paid-in capital	1,106	1,091
Accumulated other comprehensive loss	(24)	(5)
Retained earnings	4,639	4,400

Total shareholders’ equity	5,723	5,488

Total liabilities and shareholders’ equity	$8,467	$8,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	Sept. 30,	Oct. 1,
	2011	2010
Revenue, net	$2,694	$2,396
Cost of revenue	2,153	1,959

Gross margin	541	437

Operating expenses:
Research and development	193	167
Selling, general and administrative	89	59

Total operating expenses	282	226

Operating income	259	211
Other income (expense):
Interest income	3	2
Interest and other expense	(4)	(2)

Total other expense, net	(1)	—

Income before income taxes	258	211
Income tax provision	19	14

Net income	$239	$197

Income per common share:
Basic	$1.03	$0.86

Diluted	$1.01	$0.84

Weighted average shares outstanding:
Basic	233	230

Diluted	237	234

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	Sept. 30,	Oct. 1,
	2011	2010
Cash flows from operating activities
Net income	$239	$197
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	158	150
Stock-based compensation	17	19
Deferred income taxes	9	—
Changes in:
Accounts receivable, net	(150)	(68)
Inventories	(68)	(1)
Accounts payable	157	162
Accrued expenses	(17)	(52)
Other assets and liabilities	7	(17)

Net cash provided by operating activities	352	390

Cash flows from investing activities
Purchases of property, plant and equipment	(134)	(200)

Cash used in investing activities	(134)	(200)

Cash flows from financing activities
Issuance of stock under employee stock plans	2	2
Taxes paid on vested stock awards under employee stock plans	(5)	(4)
Excess tax benefits from employee stock plans	1	11
Repurchases of common stock	—	(50)
Repayment of debt	(31)	(25)

Net cash used in financing activities	(33)	(66)

Net increase in cash and cash equivalents	185	124
Cash and cash equivalents, beginning of period	3,490	2,734

Cash and cash equivalents, end of period	$3,675	$2,858

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$1	$1
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2011. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2011. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year (see note 12).
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories

	Sept. 30,	Jul. 1,
	2011	2011
	(in millions)
Raw materials and component parts	$170	$172
Work-in-process	275	263
Finished goods	200	142

Total inventories	$645	$577

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

	Three Months
	Ended
	Sept. 30,	Oct. 1,
	2011	2010
Warranty accrual, beginning of period	$170	$170
Charges to operations	45	44
Utilization	(42)	(38)
Changes in estimate related to pre-existing warranties	—	(3)

Warranty accrual, end of period	$173	$173

Accrued warranty also includes amounts classified in other liabilities of $38 million at September 30, 2011 and July 1, 2011.

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
The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months
	Ended
	Sept. 30,	Oct. 1,
	2011	2010
Net income	$239	$197

Weighted average shares outstanding:
Basic	233	230
Employee stock options and other	4	4

Diluted	237	234

Income per common share:
Basic	$1.03	$0.86

Diluted	$1.01	$0.84

Anti-dilutive potential common shares excluded*	4	4

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of September 30, 2011, the term loan facility had a variable interest rate of 1.50% and a remaining balance of $263 million, which requires principal payments totaling $113 million through the remainder of fiscal 2012 and $150 million in fiscal 2013. The term loan facility has a maturity date of February 11, 2013. As of September 30, 2011, WDTI was in compliance with all covenants.
See Note 10 for additional disclosures related to the Company’s new credit facility to be entered into in connection with the closing of the planned acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd (“HGST”).
5. Legal Proceedings
When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. For each of the matters described below, the Company has either recorded an accrual for losses that are probable and reasonably estimable or has determined that, while a loss is reasonably possible (including potential losses in excess of the amounts accrued by the Company), a reasonable estimate of the amount of loss or range of possible losses with respect to the claim or in excess of amounts already accrued by the Company cannot be made. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

Intellectual Property Litigation
On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against the Company and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter began on July 18, 2011 and concluded on July 26, 2011 with a verdict against the Company in an amount that is not material to the Company’s financial position, results of operations or cash flows. The Company has filed post-trial motions challenging the verdict and will evaluate its options for appeal after the court rules on the post-trial motions.
On July 15, 2009, plaintiffs Carl B. Collins and Farzin Davanloo filed a complaint in the Eastern District of Texas against the Company and ten other companies alleging infringement of U.S. Patent Nos. 5,411,797 and 5,478,650. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to nanophase diamond films. On October 11, 2011, plaintiffs and the Company filed a joint motion to stay all deadlines applicable to claims involving the Company, indicating that the parties have reached an agreement in principle that would resolve the case for an immaterial amount that was accrued by the Company in the first quarter of fiscal 2012. The Court approved the motion on October 13, 2011. The parties are in the process of finalizing a formal written settlement agreement.
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
On September 6, 2011, plaintiff Powerline Innovations filed a complaint in the Eastern District of Texas against the Company alleging infringement of U.S. Patent No. 5,471,190. Plaintiff is seeking unspecified monetary damages, fees and costs. The asserted patent allegedly relates to power line Ethernet communications. The Company intends to defend itself vigorously in this matter.
On October 4, 2006, plaintiff Seagate Technology LLC (“Seagate”) filed a complaint against the Company and one of its employees formerly employed by Seagate in the Minnesota Fourth Judicial District Court. The complaint alleges claims based on supposed misappropriation of trade secrets and seeks injunctive relief and unspecified monetary damages, fees and costs. On June 19, 2007, the Company’s employee filed a demand for arbitration with the American Arbitration Association. A motion to stay the litigation as against all defendants and to compel arbitration of all Seagate’s claims was granted on September 19, 2007. On September 23, 2010, Seagate filed a motion to amend its claims and add allegations based on the supposed misappropriation of additional confidential information, and the arbitrator granted Seagate’s motion. The arbitration hearing commenced on May 23, 2011 and concluded on July 11, 2011. The parties filed post-arbitration briefs in August 2011. The arbitrator is expected to render a decision by November 30, 2011. The Company continues to defend itself vigorously in this matter.

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
6. Income Taxes
The Company’s income tax provision for the three months ended September 30, 2011 was $19 million as compared to $14 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, Singapore and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.
In the three months ended September 30, 2011, the Company recorded a net decrease of $14 million in its liability for unrecognized tax benefits. The decrease is due primarily to the resolution of the United States Internal Revenue Service (“IRS”) audit of Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007. As of September 30, 2011, the Company had a recorded liability for unrecognized tax benefits of approximately $231 million. Interest and penalties recognized on such amounts were not material.

The IRS has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag. In September 2011, the Company received a final Revenue Agent Report (“RAR”) and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to the Company’s income tax provision. The Company has also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. The Company disagrees with the proposed adjustments. In May 2011, the Company filed a protest with the IRS Appeals Office regarding the proposed adjustments.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2011, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s uncertain tax positions.
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
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents
Money market funds	$807	$—	$—	$807
U.S. Treasury securities	—	53	—	53
U.S. Government agency securities	—	53	—	53

Total cash equivalents	807	106	—	913

Auction-rate securities	—	—	15	15
Total assets at fair value	$807	$106	$15	$928

Liabilities:
Foreign exchange contracts	—	(33)	—	(33)

Total liabilities at fair value	$—	$(33)	$—	$(33)

Money Market Funds. The Company’s money market funds are funds that invest in U.S. Treasury securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. Money market funds are valued based on quoted market prices.

U.S. Treasury Securities. The Company’s U.S. Treasury securities are investments in Treasury bills with original maturities of three months or less, are held in custody by a third party and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. U.S. Treasury securities are valued using a market approach that is based on observable inputs, including market interest rates, from multiple pricing sources.
U.S. Government Agency Securities. The Company’s U.S. Government agency securities are investments in fixed income securities sponsored by the U.S. Government with original maturities of three months or less, are held in custody by a third party and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. U.S. Government agency securities are valued using a market approach that is based on observable inputs, including market interest rates, from multiple pricing sources.
Auction-Rate Securities. The Company’s auction-rate securities have maturity dates through 2050, are primarily backed by insurance products and are accounted for as available-for-sale securities. These investments are classified as long-term investments and recorded within other non-current assets in the condensed consolidated balance sheets. Auction-rate securities are valued using an income approach that is based on a discounted cash flow model or a credit default model. The inputs to the discounted cash flow model include market interest rates and a discount factor to reflect the illiquidity of the investments. The inputs to the credit default model include market interest rates, yields of similar securities, and probability-weighted assumptions related to the creditworthiness of the underlying assets.
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Foreign exchange contracts are classified within other current assets in the condensed consolidated balance sheets. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.
In the three months ended September 30, 2011, there were no changes in Level 3 financial assets measured on a recurring basis.
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.
8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading or speculative purposes. As of September 30, 2011, the Company had outstanding foreign exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Thai Baht contracts are designated as either cash flow or fair value hedges. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. As of September 30, 2011, the net amount of existing gains expected to be reclassified into earnings within the next 12 months was $24 million. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements.
As of September 30, 2011, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $902 million and $907 million, and closed $836 million and $727 million, in foreign exchange contracts in the three months ended September 30, 2011 and October 1, 2010, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Sept. 30, 2011		Jul. 1, 2011		Sept. 30, 2011		Jul. 1, 2011
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments	Location	Value	Location	Value	Location	Value	Location	Value
Foreign exchange contracts	—	—	—	—	Accrued Expenses	$33	Accrued Expenses	$5
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in		Location of Gain	Reclassified from
	Accumulated OCI		(Loss) Reclassified	Accumulated OCI into
Derivatives in Cash	on Derivatives		from Accumulated	Income
Flow Hedging Relationships	Sept. 30, 2011	Oct. 1, 2010	OCI into Income	Sept. 30, 2011	Oct. 1, 2010
Foreign exchange contracts	$(8)	$55	Cost of revenue	$11	$27
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three months ended September 30, 2011 and October 1, 2010.
9. Stock-Based Compensation
During the three months ended September 30, 2011, the Company recognized in expense $9 million for stock-based compensation related to the vesting of options issued under stock option plans and the ESPP, compared to $11 million in the comparative prior-year period. As of September 30, 2011, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $80 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.5 years.
During the three months ended September 30, 2011 and the comparative prior-year period, the Company recognized in expense $8 million related to the vesting of awards of restricted stock and restricted stock units (“RSUs”). As of September 30, 2011, the aggregate unamortized fair value of all unvested RSUs was $60 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.8 years.

Stock Option Activity
The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual Life	Intrinsic
	of Shares	Per Share	(in years)	Value
Options outstanding at July 1, 2011	10.2	$22.49
Granted	2.5	29.64
Exercised	(0.2)	7.99
Canceled or expired	—	—

Options outstanding at September 30, 2011	12.5	$24.20	4.9	$46

Exercisable at September 30, 2011	6.2	$20.75	3.9	$38

Vested and expected to vest after September 30, 2011	12.3	$24.13	4.9	$46

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of September 30, 2011, the Company had options outstanding to purchase an aggregate of 5.8 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $46 million at that date. During the three months ended September 30, 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $5 million, determined as of the date of exercise, compared to $2 million in the comparative prior-year period.
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

	Three Months Ended
	Sept. 30,	Oct. 1,
	2011	2010
Suboptimal exercise factor	1.81	1.81
Range of risk-free interest rates	0.13% to 1.43%	0.26% to 1.90%
Range of expected stock price volatility	0.41 to 0.54	0.42 to 0.59
Weighted average expected volatility	0.48	0.52
Post-vesting termination rate	2.63%	2.42%
Dividend yield	—	—
Fair value	$11.97	$11.26
The weighted average expected term of the Company’s stock options granted during the three months ended September 30, 2011 was 4.9 years, compared to 4.7 years in the comparative prior-year period.
Fair Value Disclosure — Black-Scholes-Merton Model
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three months ended September 30, 2011 and October 1, 2010.

RSU Activity
The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

RSUs outstanding at July 1, 2011	3.1	$28.85
Granted	0.9	29.64
Vested	(0.6)	23.94
Canceled or expired	—	—

RSUs outstanding at September 30, 2011	3.4	$29.83

Expected to vest after September 30, 2011	3.3	$29.90

The fair value of each RSU is the market price of our stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the restricted stock awards at the date of grant was $28 million for the three months ended September 30, 2011. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 2.3%, based on a historical analysis indicating forfeitures for these types of awards.
10. Planned Acquisition
On March 7, 2011, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Hitachi, Ltd. (“Hitachi”), Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi (“HGST”), and Western Digital Ireland, Ltd., an indirect wholly owned subsidiary of the Company (“WDI”). Pursuant to the Purchase Agreement, WDI agreed to acquire all of the issued and outstanding paid-up share capital of HGST from Hitachi. The planned acquisition is intended to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and the industry’s broadest product lineup backed by a rich technology portfolio. The aggregate purchase price of the planned acquisition is estimated to be approximately $4.2 billion, due at closing, and is expected to be funded with existing cash, new debt, and 25 million newly issued shares of the Company’s common stock. The Purchase Agreement contains certain termination rights for both the Company and Hitachi, including the right to terminate the Purchase Agreement if the planned acquisition has not closed by March 7, 2012. The Purchase Agreement does not contain a termination right for the benefit of the Company in the event it cannot obtain financing for the transaction. If the planned acquisition has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, the Company will, concurrently with such termination, be required to pay Hitachi a fee of $250 million in cash. During the three months ended September 30, 2011, the Company incurred $11 million of expenses related to the planned acquisition of HGST, which are included within selling, general and administrative expense in the condensed consolidated statement of income.
On March 7, 2011, in connection with the planned acquisition of HGST, the Company, WDTI and WDI entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding a new credit facility for an amount of $2.5 billion, consisting of a $500 million revolving credit facility and $2.0 billion in term loans, to be entered into in connection with the closing of the planned acquisition (the “Senior Facility”). Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, the Company, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members. The Company, WDTI and WDI expect all of these syndicate members to be part of the final lender group, subject to customary closing conditions, including completion of the acquisition in accordance with its terms, the receipt of antitrust approvals or the expiration of applicable waiting periods without any action being taken by an authority that would impose any material adverse condition on the Company, HGST or their respective subsidiaries taken as a whole, and there not having occurred for HGST, the Company or WDI a material adverse effect on their respective business, financial condition or operations. We are required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility. During the three months ended September 30, 2011, the Company incurred debt commitment fees of $3 million related to the planned acquisition of HGST, which are included within interest and other expense in the condensed consolidated statement of income.
The planned acquisition of HGST is subject to several closing conditions, including the receipt of antitrust approvals or the expiration of applicable waiting periods in the United States, the European Union, the People’s Republic of China, Japan, Korea and Mexico. In certain jurisdictions, the Company has received requests for additional information and is engaged in more in-depth reviews of the pending acquisition. The Company has proposed a remedy to the European Commission intended to address the preliminary assessment of competitive effects of the transaction set out by the European Commission. This proposal remains under consideration by the European Union and there is no assurance that the proposal will be accepted or, if accepted, can be successfully implemented. The Company is cooperating fully with each of the regulatory authorities reviewing the proposed transaction. Subject to obtaining the required regulatory approvals or expiration of applicable waiting periods, the Company is targeting the transaction to close in its second quarter of fiscal 2012.

11. Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. The Company is currently evaluating how it will report comprehensive income, but either method permitted will constitute a change in the Company’s financial statement presentation.
12. Subsequent Event
The Company suspended production in all of its Thailand manufacturing facilities during the week of October 10, 2011 due to severe flooding in Thailand, and the flood waters have since inundated these facilities and submerged equipment located there. The flooded facilities in Thailand include the Company’s magnetic head slider fabrication facilities, which supply a substantial majority of the Company’s magnetic head requirements. The flooded facilities in Thailand also include the Company’s hard drive, head gimbal assembly (“HGA”) and head stack assembly (“HSA”) facilities. Approximately 60% of the hard drives produced by the Company in the quarter ended September 30, 2011 came from its Thailand facilities. In addition to the suspension of the Company’s Thailand hard drive assembly operations and the internal slider shortages, the Company is also experiencing other shortages of component parts from vendors located in several Thailand industrial parks that have been flooded or have been affected by protective plant shutdowns.
The Company is evaluating the Thailand situation on an ongoing basis and does not know, at this time, when it will recommence operations in Thailand, including the operation of its Thailand slider fabrication facility that also supports operations outside of Thailand. The Company is also uncertain about the timeline for recovery and recommencement of production by suppliers in Thailand. The Company is pursuing its options so that it can safely begin working to accelerate the water removal and either extract and transfer equipment to clean rooms in another location or prepare the equipment for operation on-site. The Company expects the suspension of its operations in Thailand and that of some of its suppliers will continue into the March quarter and possibly beyond. During this time, the Company’s operations outside Thailand will be impacted by a shortage of sliders that would otherwise be produced by the Company in Thailand and other shortages of components produced by some of its suppliers impacted by the floods. The Company is working with its suppliers to better understand the effect of the flooding on the supply chain and to locate alternative sources of supply, and is also pursuing all options to maximize existing capacity in other locations, including its Malaysian hard drive assembly facility and a third-party slider fabrication facility in the Philippines.
The flooding of the Company’s Thailand facilities, combined with the flood damage to the supply chain in Thailand, will have a significant impact on the Company’s overall operations and its ability to meet customer demand for its products in the December quarter and possibly beyond. While the Company expects industry unit demand in the December quarter will be flat to slightly down from the September quarter, it expects that its hard drive shipments during the December quarter will be between 22 million and 26 million units in contrast to the 58 million units shipped in the September quarter and that the overall hard drive industry unit shipments in the December quarter will also be supply constrained due to the flooding. In addition, while the Company’s operations in Thailand remain suspended completely or in part, its costs will be impacted negatively by significant under-absorption of its assets and infrastructure, costs it will incur in restoring supply and increased costs of use of air freight and other charges to expedite the immediate availability of the Company’s production for its customers. The Company also expects to incur significant unusual charges and expenses related to the flooding of its operations, including such items as fixed asset impairments, inventory write-downs, purchase order cancellations for excess materials that cannot be used near term, service charges for reclaim and recovery work and foreign exchange losses to settle a portion of its forward exchange contracts that exceed its current requirements. The Company is unable to estimate the amount of these charges and expenses at this time.

Given the lower expected product shipments, the Company anticipates its net revenue in the December quarter will be substantially lower than the quarter ended September 30, 2011. In addition, while the Company believes that supply constraint, relative to demand, will result in a higher average selling price (“ASP”) for the December quarter, the Company expects that the higher costs referenced above will result in negative gross margins and that it will incur a significant loss for the quarter before taking into account unusual charges and expenses the Company expects to incur related to the flooding. The Company’s revenues, gross margins and operating results will continue to be negatively impacted in subsequent quarters until the Company and its supply sources affected by the Thailand flooding are able to substantially restore operations, the supply chain infrastructure is re-established and the Company is able to regain any lost market share.
The Company maintains insurance coverage that provides for reimbursement from losses resulting from flood damage. The Company anticipates the amount of flood damage incurred will exceed the policy’s limit but cannot estimate by how much at this time. The Company also maintains insurance for business interruption losses, and is currently working with its insurance carrier to determine the amounts which may be recoverable under this policy.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 1, 2011.
Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:
•
the impact of the flooding in Thailand on the industry and our business in the December quarter and beyond, including our hard drive production capacity, the availability of components from our suppliers, our planned operations recovery efforts and the expected costs and expenses that we will incur in connection with these efforts, and our ability to complete recovery efforts and recommence normal operations in our Thailand facilities;

•	expectations regarding industry demand and the impact of the flooding in Thailand on industry supply in the December quarter;
•	expectations regarding the impact of the Thailand flooding on our net revenue, gross margin and expected unit shipments in the December quarter;
•
the planned acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi Ltd. (“HGST”), including the expected timing and anticipated benefits of the acquisition;

•	the terms of and our ability to syndicate the new credit facility to be entered into in connection with the planned acquisition of HGST;
•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;
•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;
•	our entry into and position in the traditional enterprise market;
•	emergence of new storage markets for hard drives;
•	emergence of competing storage technologies;
•	our share repurchase plans;
•	our stock price volatility;
•	expectations regarding the outcome of legal proceedings in which we are involved;
•	our beliefs regarding the adequacy of our tax provisions and the timing of future payments, if any, relating to the unrecognized tax benefits; and
•
our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs, and the expected impact of the flooding in Thailand and suspension of our Thailand operations on our liquidity.

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
Our Company
We are a global provider of solutions for the collection, storage, management, protection and use of digital content, including audio and video. Our principal products are hard drives, which are devices that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are currently the primary storage medium for digital content. Our hard drives are used in desktop and notebook computers, corporate and cloud computing data centers, home entertainment equipment and stand-alone consumer storage devices. In addition to hard drives, we offer solid-state drives and home entertainment and networking products.
Severe Flooding in Thailand and Suspension of Thailand Operations
We suspended production in all of our Thailand manufacturing facilities during the week of October 10, 2011 due to severe flooding in Thailand, and the flood waters have since inundated these facilities and submerged equipment located there. The flooded facilities in Thailand include our magnetic head slider fabrication facilities, which supply a substantial majority of our magnetic head requirements. The flooded facilities in Thailand also include our hard drive, head gimbal assembly (“HGA”) and head stack assembly (“HSA”) facilities. Approximately 60% of the hard drives we produced in the quarter ended September 30, 2011 came from our Thailand facilities. In addition to the suspension of our Thailand hard drive assembly operations and the internal slider shortages, we are also experiencing other shortages of component parts from vendors located in several Thailand industrial parks that have been flooded or have been affected by protective plant shutdowns.

We are evaluating the Thailand situation on an ongoing basis and do not know, at this time, when we will recommence operations in Thailand, including the operation of our Thailand slider fabrication facility that also supports operations outside of Thailand. We are also uncertain about the timeline for recovery and recommencement of production by suppliers in Thailand. We are pursuing our options so that we can safely begin working to accelerate the water removal and either extract and transfer equipment to clean rooms in another location or prepare the equipment for operation on-site. We expect the suspension of our operations in Thailand and that of some of our suppliers will continue into the March quarter and possibly beyond. During this time, our operations outside Thailand will be impacted by a shortage of sliders that would otherwise be produced by us in Thailand and other shortages of components produced by some of our suppliers impacted by the floods. We are working with our suppliers to better understand the effect of the flooding on the supply chain and to locate alternative sources of supply, and we are also pursuing all options to maximize existing capacity in other locations, including our Malaysian hard drive assembly facility and a third-party slider fabrication facility in the Philippines.
The flooding of our Thailand facilities, combined with the flood damage to the supply chain in Thailand, will have a significant impact on our overall operations and our ability to meet customer demand for our products in the December quarter and possibly beyond. While we expect industry unit demand in the December quarter will be flat to slightly down from the September quarter, we expect that our hard drive shipments during the December quarter will be between 22 million and 26 million units in contrast to the 58 million units we shipped in the September quarter and that the overall hard drive industry unit shipments in the December quarter will also be supply constrained due to the flooding. In addition, while our operations in Thailand remain suspended completely or in part, our costs will be impacted negatively by significant under-absorption of our assets and infrastructure, costs we will incur in restoring supply and increased costs of use of air freight and other charges to expedite the immediate availability of our production for our customers. We also expect to incur significant unusual charges and expenses related to the flooding of our operations, including such items as fixed asset impairments, inventory write-downs, purchase order cancellations for excess materials that cannot be used near term, service charges for reclaim and recovery work and foreign exchange losses to settle a portion of our forward exchange contracts that exceed our current requirements. We are unable to estimate the amount of these charges and expenses at this time.
Given the lower expected product shipments, we anticipate our net revenue in the December quarter will be substantially lower than the quarter ended September 30, 2011. In addition, while we believe that supply constraint, relative to demand, will result in a higher average selling price (“ASP”) for the December quarter, we expect that the higher costs referenced above will result in negative gross margins and that we will incur a significant loss for the quarter before taking into account unusual charges and expenses we expect to incur related to the flooding. Our revenues, gross margins and operating results will continue to be negatively impacted in subsequent quarters until we and our supply sources affected by the Thailand flooding are able to substantially restore operations, the supply chain infrastructure is re-established and we are able to regain any lost market share.
We maintain insurance coverage that provides for reimbursement from losses resulting from flood damage. We anticipate the amount of flood damage incurred will exceed the policy’s limit but cannot estimate by how much at this time. We also maintain insurance for business interruption losses, and we are currently working with our insurance carrier to determine the amounts which may be recoverable under this policy.
Planned Acquisition of Hitachi Global Storage Technologies
On March 7, 2011, we entered into a stock purchase agreement (the “Purchase Agreement”) with Hitachi, Ltd. (“Hitachi”), Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi (“HGST”), and Western Digital Ireland, Ltd., our indirect wholly owned subsidiary (“WDI”). Pursuant to the Purchase Agreement, WDI agreed to acquire all of the issued and outstanding paid-up share capital of HGST from Hitachi. The planned acquisition is intended to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and the industry’s broadest product lineup backed by a rich technology portfolio. The aggregate purchase price of the planned acquisition is estimated to be approximately $4.2 billion, due at closing, and is expected to be funded with existing cash, new debt, and 25 million newly issued shares of our common stock. The Purchase Agreement contains certain termination rights for both us and Hitachi, including the right to terminate the Purchase Agreement if the planned acquisition has not closed by March 7, 2012. The Purchase Agreement does not contain a termination right for the benefit of WD in the event we cannot obtain financing for the transaction. If the planned acquisition has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, we will, concurrently with such termination, be required to pay Hitachi a fee of $250 million in cash.

On March 7, 2011, in connection with the planned acquisition of HGST, WD, Western Digital Technologies, Inc. (“WDTI”), our wholly-owned subsidiary, and WDI entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding a new credit facility for an amount of $2.5 billion, consisting of a $500 million revolving credit facility and $2.0 billion in term loans, to be entered into in connection with the closing of the planned acquisition (the “Senior Facility”). Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, WD, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members. WD, WDTI and WDI expect all of these syndicate members to be part of the final lender group, subject to customary closing conditions, including completion of the acquisition in accordance with its terms, the receipt of antitrust approvals or the expiration of applicable waiting periods without any action being taken by an authority that would impose any material adverse condition on WD, HGST or their respective subsidiaries taken as a whole, and there not having occurred for HGST, WD or WDI a material adverse effect on their respective business, financial condition or operations. We are required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility.
The planned acquisition of HGST is subject to several closing conditions, including the receipt of antitrust approvals or the expiration of applicable waiting periods in the United States, the European Union, the People’s Republic of China, Japan, Korea and Mexico. In certain jurisdictions, we have received requests for additional information and are engaged in more in-depth reviews of the pending acquisition. We have proposed a remedy to the European Commission intended to address the preliminary assessment of competitive effects of the transaction set out by the European Commission. This proposal remains under consideration by the European Union and there is no assurance that the proposal will be accepted or, if accepted, can be successfully implemented. We are cooperating fully with each of the regulatory authorities reviewing the proposed transaction. Subject to obtaining the required regulatory approvals or expiration of applicable waiting periods, we are targeting the transaction to close in our second quarter of fiscal 2012.
First Quarter Overview
For the September quarter, we believe that overall hard drive industry shipments totaled approximately 176 million units, up 7% from the prior-year period and up 6% sequentially from the June quarter. We also believe that the industry growth in the September quarter compared to the June quarter was muted by historical standards as a result of global economic uncertainties, the slow growth being experienced in many mature markets and the PC industry’s continued shift to a higher rate of sea freight versus more expensive air freight, which has time-shifted typical seasonal linearity.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended
	Sept. 30,		Oct. 1,
	2011		2010
Net revenue	$2,694	100.0%	$2,396	100.0%
Gross margin	541	20.1	437	18.2
Total operating expenses	282	10.5	226	9.4
Operating income	259	9.6	211	8.8
Net income	239	8.9	197	8.2
The following is a summary of our financial performance for the first quarter of 2012:
•	Consolidated net revenue totaled $2.7 billion.
•
36% of our hard drive revenue was derived from non-compute and enterprise markets, which include CE products, enterprise applications, and WD®-branded products, as compared to 37% in the prior-year period.

•	Hard drive unit shipments increased by 14% over the prior-year period to 57.8 million units.
•	Gross margin increased to 20.1%, compared to 18.2% for the prior-year period.
•
Operating income, including $11 million of acquisition-related expenses and $7 million of accruals for unrelated litigation contingencies, was $259 million, an increase of $48 million from the prior-year period.

•	We generated $352 million in cash flow from operations in the first quarter of 2012, and we finished the quarter with $3.7 billion in cash and cash equivalents.
Results of Operations
Net Revenue

	Three Months
	Ended
(in millions, except percentages and	Sept. 30,	Oct. 1,	Percentage
average selling price)	2011	2010	Change
Net revenue	$2,694	$2,396	12%
Average selling price (per unit)*	$46	$46	—
Revenues by Geography (%)
Americas	19%	23%
Europe, Middle East and Africa	22	23
Asia	59	54
Revenues by Channel (%)
OEM	53%	50%
Distributors	29	32
Retailers	18	18
Unit Shipments*
Compute	41.2	37.5
Non-compute	14.2	10.9
Enterprise	2.4	2.3

Total Units Shipped	57.8	50.7	14%

*	Based on sales of hard drive units only.
For the quarter ended September 30, 2011, net revenue was $2.7 billion, an increase of 12% from the prior-year period. Total hard drive shipments increased to 57.8 million units for the quarter ended September 30, 2011 as compared to 50.7 million units in the prior-year period. The increase in net revenue resulted primarily from an increase in hard drive shipments. For the three months ended September 30, 2011 and October 1, 2010, our average selling price (“ASP”) remained at $46.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For the three months ended September 30, 2011, no single customer accounted for 10%, or more, of our revenue.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended September 30, 2011, these programs represented 9% of gross revenues compared to 11% in the comparative prior-year period. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.
Gross Margin

	Three Months
	Ended
	Sept. 30,	Oct. 1,	Percentage
(in millions, except percentages)	2011	2010	Change
Net revenue	$2,694	$2,396	12%
Gross margin	541	437	24%
Gross margin %	20.1%	18.2%
For the three months ended September 30, 2011, gross margin as a percentage of revenue increased to 20.1% as compared to 18.2% for the prior-year period. This increase was primarily a result of an improved product mix.
Operating Expenses

	Three Months
	Ended
	Sept. 30,	Oct. 1,	Percentage
(in millions, except percentages)	2011	2010	Change
R&D expense	$193	$167	16%
SG&A expense	89	59	51%

Total operating expenses	$282	$226

Research and development (“R&D”) expense was $193 million for the three months ended September 30, 2011, an increase of $26 million over the prior-year period. As a percentage of net revenue, R&D expense increased to 7.2% in the three months ended September 30, 2011, compared to 7.0% in the prior-year period. The increase was primarily due to increased investments in new product and technology development.
Selling, general and administrative (“SG&A”) expense was $89 million for the three months ended September 30, 2011, an increase of $30 million over the prior-year period. SG&A expense as a percentage of net revenue increased to 3.3% in the three months ended September 30, 2011, compared to 2.5% in the prior-year period. The increase was primarily due to $11 million of acquisition-related expenses and $7 million of accruals for unrelated litigation contingencies, with the remainder of the increase related to the expansion of sales and marketing to support new products and growing markets.
Other Income (Expense)
Interest income for the three months ended September 30, 2011 was $3 million, an increase of $1 million compared to the prior-year period. The increase was primarily due to higher average daily invested cash balances for the periods. Interest and other expense for the three months ended September 30, 2011 increased by $2 million as compared to the prior-year period, primarily due to $3 million of debt commitment fees related to the planned acquisition of HGST, offset by a $1 million decrease in our term loan interest expense due to a lower principal balance.
Income Tax Provision
Our income tax provision for the three months ended September 30, 2011 was $19 million as compared to $14 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, Singapore and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.

In the three months ended September 30, 2011, we recorded a net decrease of $14 million in our liability for unrecognized tax benefits. The decrease is due primarily to the resolution of the United States Internal Revenue Service (“IRS”) audit of Komag, Incorporated (“Komag”), which we acquired on September 5, 2007. As of September 30, 2011, we had a recorded liability for unrecognized tax benefits of approximately $231 million. Interest and penalties recognized on such amounts were not material.
The IRS has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag. In September 2011, we received a final Revenue Agent Report (“RAR”) and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to our income tax provision. We have also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. We disagree with the proposed adjustments. In May 2011, we filed a protest with the IRS Appeals Office regarding the proposed adjustments.
We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of September 30, 2011, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our uncertain tax positions.
Liquidity and Capital Resources
We ended the first quarter of fiscal 2012 with total cash and cash equivalents of $3.7 billion. The following table summarizes our statements of cash flows (in millions):

	Three Months Ended
	Sept. 30,	Oct. 1,
	2011	2010
Net cash flow provided by (used in):
Operating activities	$352	$390
Investing activities	(134)	(200)
Financing activities	(33)	(66)

Net increase in cash and cash equivalents	$185	$124

Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We expect that our cash position will be adversely impacted by the suspension of our operations in Thailand and expenditures related to the recovery from the flooding of our Thailand facilities. Specifically, we expect our cash flow for the quarter ending December 30, 2011, and possibly beyond, to be negative. We expect to incur significant unusual charges and expenses related to the flooding and some of these will be cash charges and expenses. We further anticipate that we will need to repair and replace equipment that has been submerged as a result of the flooding, and our capital expenditures to do so are expected to be significantly in excess of our business model range of between 7 and 8 percent of revenue. Notwithstanding the foregoing, we believe our current cash, cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months as well as to pay the portion of the purchase price for our planned acquisition of HGST that will be funded with existing cash. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
We had cash and cash equivalents of $3.7 billion at September 30, 2011 and $3.5 billion at July 1, 2011, of which $3.0 billion at September 30, 2011 and July 1, 2011 was held outside of the United States. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. We are assessing the impact the Thailand floods will have on our U.S. cash flows. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities
Net cash provided by operating activities during the three months ended September 30, 2011 was $352 million as compared to $390 million during the three months ended October 1, 2010. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital changes was $71 million for the three months ended September 30, 2011 as compared to $24 million provided by working capital changes for the prior-year period.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	Sept. 30,	Oct. 1,
	2011	2010
Days sales outstanding	46	50
Days in inventory	27	26
Days payables outstanding	(72)	(79)

Cash conversion cycle	1	(3)

For the three months ended September 30, 2011, our days sales outstanding (“DSOs”) decreased by 4 days, days in inventory (“DIOs”) increased by 1 day, and days payable outstanding (“DPOs”) decreased by 7 days as compared to the prior-year period. Changes in average DSOs are generally related to linearity of shipments throughout the quarter. The increase in DIOs was primarily due to an increase in our finished goods inventory as a result of increasing our utilization of ocean shipments which has longer lead times compared to air freight. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Cash used in investing activities for the three months ended September 30, 2011 was $134 million as compared to $200 million for the prior-year period and consisted of capital expenditures.
Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have $15 million of auction-rate securities, which are classified as available-for-sale securities.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2011 was $33 million as compared to $66 million in the prior-year period. Net cash used in financing activities for the three months ended September 30, 2011 consisted of $31 million used to repay long-term debt and a net $2 million related to employee stock plans. Net cash used in financing activities for the three months ended October 1, 2010 consisted of $50 million used to repurchase shares of our common stock and $25 million used to repay long-term debt, partially offset by a net $9 million related to employee stock plans.
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

Contractual Obligations and Commitments
Long-Term Debt — In February 2008, WDTI, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of September 30, 2011, the remaining balance of the term loan facility was $263 million, which requires principal payments totaling $113 million through the remainder of 2012 and $150 million in 2013. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On March 7, 2011, in connection with the planned acquisition of HGST, WD, WDTI and WDI entered into a commitment letter for the Senior Facility. Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, WD, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members. WD, WDTI and WDI expect all of these syndicate members to be part of the final lender group, subject to customary closing conditions, including completion of the acquisition in accordance with its terms, the receipt of antitrust approvals or the expiration of applicable waiting periods without any action being taken by an authority that would impose any material adverse condition on WD, HGST, or their respective subsidiaries taken as a whole, and there not having occurred for HGST, WD or WDI a material adverse effect on their respective business, financial condition or operations. We are required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended July 1, 2011, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
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
Unrecognized Tax Benefits — As of September 30, 2011, the cash portion of our total recorded liability for unrecognized tax benefits was $150 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005 through September 30, 2011, we have repurchased 20 million shares of our common stock for a total cost of $334 million. We did not repurchase any shares under this program during the three months ended September 30, 2011. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We expect stock repurchases to be funded principally by operating cash flows.
Planned Acquisition Termination Fee — If the planned acquisition of HGST has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by any certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, we will, concurrently with such termination, be required to pay Hitachi a fee of $250 million in cash.
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
Revenue and Accounts Receivable
In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Since the first quarter of fiscal 2011, total sales incentive and marketing programs have ranged from 9% to 12% of gross revenues per quarter. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.2% of quarterly gross revenue since the first quarter of fiscal 2011. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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
Inventory
We value inventories at the lower of cost (first-in, first-out and weighted-average methods) or net realizable value. We use the first-in, first-out (“FIFO”) method to value the cost of the majority of our inventories, while we use the weighted-average method to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by us. We have determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, we relieve our precious metals inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted-average method of valuing precious metals does not materially differ from a FIFO method. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
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

Litigation and Other Contingencies
When we become aware of a claim or potential claim, we assess the likelihood of any loss or exposure. We disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to our financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Income Taxes
We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each quarter, we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized.
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
Disclosure About Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for trading or speculative purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Thai Baht contracts are designated as either cash flow or fair value hedges. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges. See Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of September 30, 2011, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract	Weighted Average	Unrealized
	Amount	Contract Rate*	Loss
Foreign exchange contracts:
Thai Baht cash flow hedges	$1,070	30.78	$16
Thai Baht fair value hedges	$108	31.16	—
Malaysian Ringgit cash flow hedges	$320	3.09	$8
Euro fair value hedges	$12	0.75	—
British Pound Sterling fair value hedges	$7	0.64	—

*	Expressed in units of foreign currency per U.S. dollar.
During the three months ended September 30, 2011, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements. Due to the suspension of production in our Thailand facilities as a result of the flooding in Thailand, we expect to recognize unrealized gains or losses in earnings in the December quarter for any foreign exchange contracts that exceed our current foreign currency requirements.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the first fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.	RISK FACTORS
We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended July 1, 2011. Except for the addition of the first risk factor below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011. For convenience, all of our risk factors are included below.

Recent severe flooding in Thailand, which has inundated our Thailand manufacturing facilities, resulted in the suspension of all production in those facilities and has adversely affected the near-term availability of components from some of our suppliers located in Thailand, will adversely affect our near-term business, results of operations and financial condition.

The recent severe flooding in Thailand, and the suspension of production in all of our Thailand manufacturing facilities, will adversely affect our near-term business, results of operations and financial condition. Material risks and uncertainties we face as a result of flooding in Thailand include the following:
•
Recommencement of Operations. Our ability and the time required to recommence operations following the flooding of our Thailand facilities will be affected by the time necessary for the flood waters to recede, the extent of damage to our facilities and equipment caused by the floods, the time required to repair or replace damaged equipment and complete customer qualification of any replaced equipment and our ability to access freight lanes and transportation routes. At this time, we are not able to estimate when we will recommence full operations. While we expect to transfer a portion of our production capacity to our Malaysian manufacturing facility, the extent of additional capacity we can achieve from this facility may be limited by the space available there and our ability to extract and transfer equipment to this facility and reconfigure it to support the production of our full array of products. Until we are able to recommence production at normal capacity, our costs will be impacted negatively by significant under-absorption of our assets and infrastructure, our ability to assemble and supply hard drives will be constrained and our business and results of operations will be adversely affected.

•
Availability of Components. Our flooded facilities in Thailand include our magnetic head slider fabrication facilities, which supplies a substantial majority of our magnetic head requirements, as well as our assembly facilities for hard drives, head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”). Due to the flooding and the suspension of our operations in Thailand, the availability of sliders for our hard drives has been significantly constrained. In addition, we are also experiencing other shortages of components from vendors located in several Thailand industrial parks that have already been inundated by the floods or have been affected by protective plant shut downs. We are engaging in efforts to increase our slider production in a third-party slider fabrication facility located in the Philippines, although we will be limited in our ability to source our slider needs from that facility. We are also working with our suppliers to understand the extent of their capacity constraints, if any, and to find alternative sources for our component materials, including sliders. Some of these suppliers may fail to remain in business as a result of liquidity issues caused by the flooding. We cannot assure you that we will be able to successfully, or on a timely basis, find alternative sources of quality component materials at acceptable prices or at all. In addition, due to supply constraints, the cost of certain component materials is expected to increase, which may further adversely affect our results of operations.

•
Recovery and Related Charges and Expenses. We expect to incur significant charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations, including items such as fixed asset impairments, inventory write-downs, charges related to cancellation of purchase orders for excess materials, charges for restoration and recovery work and foreign currency losses to settle forward exchange contracts that exceed current requirements. The amount of these charges and expenses cannot currently be estimated and is dependent on a number of factors, including our ability to extract water from our facilities, the extent of damage to our facilities, existing inventories and equipment caused by the flooding, the time and effort required to restore or replace damaged equipment, our ability to extract existing equipment from our Thailand facilities and successfully transfer such equipment to alternative locations and bring it up to operation and the time required to recommence production at normal capacity. We expect to incur a significant amount of these charges and expenses during our second fiscal quarter ending December 30, 2011; however, the ultimate timing of the incurrence of these charges and expenses is dependent on the time required to complete our recovery efforts and recommence production at normal capacity.

•
Restoration or Replacement of Equipment. The equipment we use for the fabrication of our sliders and to assemble our hard drives, HGAs and HSAs is highly sophisticated and complex. Our ability to repair any damage to this equipment as a result of the flooding of our Thailand facilities will be dependent on our ability to source and install replacement parts for the equipment. If we are unable to successfully do so or if the extent of damage to any of our equipment is too extensive to repair, we may need to replace the equipment. We cannot assure that replacement equipment will be available on acceptable terms or at all. In addition, extended lead-time requirements for replacing some of the equipment used in our Thailand facilities, particularly equipment used for our wafer and slider fabrication, may adversely affect our ability to recommence full operations on a timely basis after other recovery efforts have been completed.

•
Insurance. We maintain insurance coverage that provides for reimbursement from losses resulting from flood damage. The magnitude of the flood damage we will incur is dependent on a number of factors, including those described above, and currently cannot be estimated; however, we expect that our flood damage losses will exceed our policy limit. We also maintain insurance for business interruption losses, and we are currently working with our insurance carrier to determine the amounts which may be recoverable under this policy. We cannot assure you that we will be covered for the business interruption losses we incur in connection with the flooding of our Thailand facilities, and it is reasonably possible that the final losses that we incur in connection with the flood damage and our business interruption will significantly exceed the limits of our insurance policies. We also cannot estimate the timing of the proceeds we will ultimately receive under our insurance policies, and there may be a substantial delay between our incurrence of losses and our recovery under our insurance policies.

•
New Product Development. The flooding of our Thailand facilities and suspension of operations may delay or adversely impact our development and introduction of new products and technologies, and delays in implementing new technologies and introducing new products may reduce our sales and adversely affect our results of operations even after operations are restored.

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

In March 2011, we announced our planned acquisition of HGST. Completion of the planned acquisition of HGST is subject to risks and uncertainties, including, but not limited to:
•
Required Government Approvals. Completion of our planned acquisition of HGST is conditioned upon, among other things, obtaining required governmental approvals. While certain governmental approvals have been obtained, the transaction remains conditioned upon the receipt of approval from the United States, the European Union, the People’s Republic of China, Japan, Korea and Mexico. There is no assurance that we will obtain such approvals or, if obtained, the timing of the approvals. We agreed to take any and all actions to obtain the requisite governmental approvals in specified jurisdictions unless such action would reasonably be expected to materially impair the business operations of the combined company absent such imposed condition. For example, we have proposed a remedy to the European Commission intended to address the preliminary assessment of competitive effects of the transaction set out by the European Commission. This proposal remains under consideration by the European Union and there is no assurance that the proposal will be accepted or, if accepted, can be successfully implemented. There also can be no assurance that conditions or changes will not be imposed and any such conditions or changes could have the effect of jeopardizing or delaying completion of the planned acquisition or reducing the anticipated benefits of the planned acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the planned acquisition, the business and results of operations of the combined company may be adversely affected.

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

•	failure to realize the anticipated increase in our revenues due to the acquisition if customers adjust their purchasing decisions and allocate more market share to our competitors;
•	difficulties or delays in incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, controls, processes and policies;
•	failure to successfully manage relationships with our combined supplier and customer base;
•	the impact of the March 2011 earthquakes, tsunami and related events in Japan on HGST’s business, component supply or Japan facilities;
•	the impact of the recent flooding in Thailand on HGST’s business, component supply or Thailand facilities;
•	difficulties integrating and harmonizing business systems;
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

Our planned acquisition of HGST will be financed by a combination of the issuance of additional shares of our common stock, the use of a significant amount of our cash on hand and the incurrence of a significant amount of indebtedness. The issuance of additional shares of our common stock will dilute our stockholders’ ownership interest in the company. The use of cash on hand and indebtedness to finance the acquisition will reduce our liquidity and could cause us to place more reliance on cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operations and development activities. The credit agreement we expect to enter into with respect to the indebtedness we will incur to finance the planned acquisition contains restrictive covenants, including financial covenants requiring us to maintain specified financial ratios. Our ability to meet these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of impairing our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default under the credit agreement we will enter into with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

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

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and a recent shift from air to ocean freight in response to increased transportation costs, which requires additional lead times. In addition, because hard drives are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.
We experience significant sales seasonality and cyclicality, which could cause our operating results to fluctuate.
Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for hard drives. In the desktop, mobile, CE and retail markets, seasonality is partially attributable to the increase in sales of PCs and CE devices during the back-to-school and winter holiday seasons. As such, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. However, recently we have experienced a muting of typical seasonal demand patterns partially driven by the increased adoption of sea freight in the PC supply chain, which requires additional lead times, and the increased importance of emerging markets, which may have different seasonal demand patterns. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially in the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

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
During the quarter ended September 30, 2011, a large percentage of our revenue, 49%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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

Our entry into additional markets increases the complexity of our business, and if we are unable to successfully adapt our business processes as required by these new markets, we will be at a competitive disadvantage and our ability to grow will be adversely affected.

As we expand our product line to sell into additional markets, the overall complexity of our business increases at an accelerated rate and we become subject to different market dynamics. The new markets into which we are expanding, or may expand, may have different characteristics from the markets in which we currently exist. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, customer concentrations, warranty and product return policies and performance and compatibility requirements. Our failure to make the necessary adaptations to our business model to address these different characteristics, complexities and new market dynamics could adversely affect our operating results. For example, as we have previously disclosed, we entered the traditional enterprise market in November 2009. In addition to requiring significant capital expenditures, our entry into the traditional enterprise market adds complexity to our business that requires us to effectively adapt our business and management processes to address the unique challenges and different requirements of the traditional enterprise market, while maintaining a competitive operating cost model. If we fail to gain market acceptance in the traditional enterprise storage market, we will remain at a competitive disadvantage to the companies that succeed in this market and our ability to continue our growth will be negatively affected.
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

As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, a substantial majority of our overall requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in our facilities in Penang, Malaysia and Tuas, Singapore. A majority of our high volume hard drive manufacturing operations are conducted in our two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility and the facilities of our contract manufacturers in Asia, Brazil, Europe and the United States. As part of our planned acquisition of HGST, we will also acquire manufacturing facilities located in Japan, China and the Philippines (as well as additional factories in Singapore, Thailand and Malaysia). The manufacturing facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture and/or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities, including access to or from these facilities by employees or logistics operations, would significantly affect our ability to manufacture and/or sell hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results.
Manufacturing and marketing our products globally subjects us to numerous risks.
We are subject to risks associated with our global manufacturing operations and global marketing efforts, including:
•	obtaining requisite governmental permits and approvals;
•	currency exchange rate fluctuations or restrictions;
•	political instability and civil unrest;
•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;
•	labor challenges;
•	trade restrictions or higher tariffs;
•	copyright levies or similar fees or taxes imposed in European and other countries;
•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and
•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.
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

We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received Revenue Agent Reports seeking certain adjustments to income as disclosed in Part I, Item 1, Note 6 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of the notice of proposed adjustment and the audits are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.

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

2.1
Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2
First Amendment to Stock Purchase Agreement, dated May 21, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.3	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.4	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan †*

10.5	Form of Notice of Grant of Stock Option and Stock Option Agreement between Western Digital Corporation and John Coyne†*

10.6	Form of Notice of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne†*

10.7	Form of Notice of Long-Term Cash Award and Long-Term Cash Award Agreement between Western Digital Corporation and John Coyne†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Date: October 28, 2011

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

2.1
Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2
First Amendment to Stock Purchase Agreement, dated May 21, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.3	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.4	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan †*

10.5	Form of Notice of Grant of Stock Option and Stock Option Agreement between Western Digital Corporation and John Coyne†*

10.6	Form of Notice of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne†*

10.7	Form of Notice of Long-Term Cash Award and Long-Term Cash Award Agreement between Western Digital Corporation and John Coyne†*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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