Form 10-Q
period 2011-12-30
WESTERN DIGITAL CORP
filed 2012-01-27
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of the close of business on January 19, 2012, 234,930,822 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal second quarters ended December 30, 2011 and December 31, 2010 both consisted of 13 weeks. Fiscal year 2011 was comprised of 52 weeks and ended on July 1, 2011. Fiscal year 2012 will be comprised of 52 weeks and will end on June 29, 2012. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	September 30,	September 30,
	Dec. 30, 2011	Jul. 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,924	$3,490
Accounts receivable, net	747	1,206
Inventories	466	577
Other current assets	261	214

Total current assets	5,398	5,487
Property, plant and equipment, net	2,091	2,224
Goodwill	151	151
Other intangible assets, net	63	71
Other non-current assets	104	185

Total assets	$7,807	$8,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$1,545
Accrued expenses	364	349
Accrued warranty	124	132
Current portion of long-term debt	181	144

Total current liabilities	1,552	2,170
Long-term debt	50	150
Other liabilities	282	310

Total liabilities	1,884	2,630
Commitments and contingencies (Notes 4, 5 and 11)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued and outstanding 235 and 233 shares, respectively	2	2
Additional paid-in capital	1,151	1,091
Accumulated other comprehensive loss	(14)	(5)
Retained earnings	4,784	4,400

Total shareholders’ equity	5,923	5,488

Total liabilities and shareholders’ equity	$7,807	$8,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	Dec. 30, 2011	Dec. 31, 2010	Dec. 30, 2011	Dec. 31, 2010
Revenue, net	$1,995	$2,475	$4,689	$4,871
Cost of revenue	1,347	2,000	3,500	3,959

Gross margin	648	475	1,189	912

Operating expenses:
Research and development	191	169	384	336
Selling, general and administrative	96	66	185	125
Charges related to flooding (Note 11)	199	—	199	—

Total operating expenses	486	235	768	461

Operating income	162	240	421	451
Other income (expense):
Interest income	3	2	6	4
Interest and other expense	(5)	(3)	(9)	(5)

Total other expense, net	(2)	(1)	(3)	(1)

Income before income taxes	160	239	418	450
Income tax provision	15	14	34	28

Net income	$145	$225	$384	$422

Income per common share:
Basic	$0.62	$0.98	$1.64	$1.83

Diluted	$0.61	$0.96	$1.62	$1.80

Weighted average shares outstanding:
Basic	234	230	234	230

Diluted	237	235	237	235

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	September 30,	September 30,
	Six Months Ended
	Dec. 30, 2011	Dec. 31, 2010
Cash flows from operating activities
Net income	$384	$422
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	298	301
Stock-based compensation	41	37
Deferred income taxes	18	1
Non-cash portion of charges related to flooding (Note 11)	109	—
Changes in:
Accounts receivable, net	459	7
Inventories	111	(8)
Accounts payable	(675)	157
Accrued expenses	(2)	(13)
Other assets and liabilities	(13)	(9)

Net cash provided by operating activities	730	895

Cash flows from investing activities
Purchases of property, plant and equipment	(253)	(450)

Cash used in investing activities	(253)	(450)

Cash flows from financing activities
Issuance of stock under employee stock plans	23	24
Taxes paid on vested stock awards under employee stock plans	(5)	(4)
Excess tax benefits from employee stock plans	2	11
Repurchases of common stock	—	(50)
Repayment of debt	(63)	(50)

Net cash used in financing activities	(43)	(69)

Net increase in cash and cash equivalents	434	376
Cash and cash equivalents, beginning of period	3,490	2,734

Cash and cash equivalents, end of period	$3,924	$3,110

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8	$6
Cash paid for interest	$1	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2011. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2011. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year (see Note 11).

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.

2. Supplemental Financial Statement Data

Inventories

	September 30,	September 30,
	Dec. 30, 2011	Jul. 1, 2011
	(in millions)
Raw materials and component parts	$191	$172
Work-in-process	185	263
Finished goods	90	142

Total inventories	$466	$577

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	Dec. 30, 2011	Dec. 31, 2010	Dec. 30, 2011	Dec. 31, 2010
Warranty accrual, beginning of period	$173	$173	$170	$170
Charges to operations	24	46	69	90
Utilization	(42)	(40)	(84)	(79)
Changes in estimate related to pre-existing warranties	1	(3)	1	(5)

Warranty accrual, end of period	$156	$176	$156	$176

Accrued warranty also includes amounts classified in other liabilities of $32 million at December 30, 2011 and $38 million at July 1, 2011.

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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	Dec. 30, 2011	Dec. 31, 2010	Dec. 30, 2011	Dec. 31, 2010
Net income	$145	$225	$384	$422

Weighted average shares outstanding:
Basic	234	230	234	230
Employee stock options and other	3	5	3	5

Diluted	237	235	237	235

Income per common share:
Basic	$0.62	$0.98	$1.64	$1.83

Diluted	$0.61	$0.96	$1.62	$1.80

Anti-dilutive potential common shares excluded*	7	4	5	4

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

4. Debt

In February 2008, Western Digital Technologies, Inc. (“WDTI”), a wholly-owned subsidiary of the Company, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of December 30, 2011, the term loan facility had a variable interest rate of 1.56% and a remaining balance of $231 million, which requires principal payments totaling $81 million through the remainder of fiscal 2012 and $150 million in fiscal 2013. The term loan facility has a maturity date of February 11, 2013. As of December 30, 2011, WDTI was in compliance with all covenants.

See Note 10 for additional disclosures related to the Company’s new credit facility to be entered into in connection with the closing of the planned acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd (“HGST”).

5. Legal Proceedings

When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. Unless otherwise stated below, for each of the matters described below, the Company has either recorded an accrual for losses that are probable and reasonably estimable or has determined that, while a loss is reasonably possible (including potential losses in excess of the amounts accrued by the Company), a reasonable estimate of the amount of loss or range of possible losses with respect to the claim or in excess of amounts already accrued by the Company cannot be made. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

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

On July 15, 2009, plaintiffs Carl B. Collins and Farzin Davanloo filed a complaint in the Eastern District of Texas against the Company and ten other companies alleging infringement of U.S. Patent Nos. 5,411,797 and 5,478,650. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to nanophase diamond films. On October 11, 2011, plaintiffs and the Company filed a joint motion to stay all deadlines applicable to claims involving the Company, indicating that the parties had reached an agreement in principle that would resolve the case for an immaterial amount that was accrued by the Company in the first quarter of fiscal 2012. The Court approved the motion on October 13, 2011. The parties entered into a formal written settlement agreement on November 18, 2011, and the Court granted an order dismissing the case with prejudice on December 7, 2011.

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

On November 10, 2010, plaintiff Rembrandt Data Storage filed a complaint in the Western District of Wisconsin against the Company alleging infringement of U.S. Patent Nos. 5,995,342 and 6,195,232. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to specific thin film heads having solenoid coils. After a favorable claim construction ruling by the Court, the Company secured a stipulation from plaintiff to dismiss the case. Plaintiff has indicated it will appeal the Court’s claim construction ruling. The Company intends to continue to defend itself vigorously in this matter.

On August 1, 2011, plaintiff Guzik Technical Enterprises filed a complaint in the Northern District of California against the Company and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by plaintiff allegedly relate to devices used to test hard disk drive heads and media. The Company has filed counterclaims against plaintiff for patent infringement of U.S. Patent Nos. 5,844,420; 5,640,089; 6,891,696; and 7,480,116. The patents asserted by the Company relate to devices and methods used in the testing of hard disk drive heads and media. The Company intends to defend itself vigorously in this matter.

On September 6, 2011, plaintiff Powerline Innovations filed a complaint in the Eastern District of Texas against the Company alleging infringement of U.S. Patent No. 5,471,190. Plaintiff is seeking unspecified monetary damages, fees and costs. The asserted patent allegedly relates to power line Ethernet communications. The Company is being indemnified by a third party. All three parties have reached an agreement in principle to settle the matter, and the parties are in the process of finalizing a formal written settlement agreement. In the event a formal written settlement agreement is not reached and approved by the Court, the Company intends to defend itself vigorously in this matter.

Seagate Matter

On October 4, 2006, plaintiff Seagate Technology LLC (“Seagate”) filed an action in the District Court of Hennepin County, Minnesota, naming as defendants the Company and one of its now former employees previously employed by Seagate. The complaint in the action alleged claims based on supposed misappropriation of trade secrets and sought injunctive relief and unspecified monetary damages, fees and costs. On June 19, 2007, the Company’s former employee filed a demand for arbitration with the American Arbitration Association. A motion to stay the litigation as against all defendants and to compel arbitration of all Seagate’s claims was granted on September 19, 2007. On September 23, 2010, Seagate filed a motion to amend its claims and add allegations based on the supposed misappropriation of additional confidential information, and the arbitrator granted Seagate’s motion. The arbitration hearing commenced on May 23, 2011 and concluded on July 11, 2011.

On November 18, 2011, the sole arbitrator ruled in favor of the Company in connection with five of the eight alleged trade secrets at issue, based on evidence that such trade secrets were known publicly at the time the former employee joined the Company. Based on a determination that the employee had fabricated evidence, the arbitrator then concluded that the Company had to know of the fabrications. As a sanction, the arbitrator precluded any evidence or defense by the Company disputing the validity, misappropriation, or use of the three remaining alleged trade secrets by the Company, and entered judgment in favor of Seagate with respect to such trade secrets. Using an unjust enrichment theory of damages, the arbitrator issued an interim award against the Company in the amount of $525 million plus pre-award interest at the Minnesota statutory rate of 10% per year. In his decision with respect to these three trade secrets, the arbitrator did not question the relevance, veracity or credibility of any of the Company’s ten expert and fact witnesses (other than the Company’s former employee), nor the authenticity of any other evidence the Company presented. A hearing to consider the amount of pre-award interest was held on January 10, 2012. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million for a total final award of $630.4 million. On January 23, 2012, the Company filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated. A hearing on the petition to vacate is set for March 1, 2012.

The Company believes the arbitrator exceeded his authority and refused to consider material evidence and that confirmation of the award would violate public policy. The Company strongly disputes the arbitrator’s conclusion that the Company “had to know” of the alleged fabrication and believes that if all of its evidence had been properly considered it would have prevailed on all remaining claims. The Company intends to pursue vigorously its motion to vacate the award and, if necessary, to appeal the award if it is confirmed by the District Court of Hennepin County, Minnesota. The Company does not believe it is probable that the arbitrator’s award will be sustained and accordingly has not recorded any cost or liability for the arbitrator’s award in excess of the amount previously accrued by the Company ($25 million). There is no assurance that the Company’s efforts to vacate the award or to overturn the award on appeal if it is confirmed by the District Court of Hennepin County, Minnesota will be successful. It is reasonably possible that losses with respect to this matter could range from $0 to $605.4 million in excess of the amount previously accrued ($25 million). This estimate does not include additional interest (as simple interest, not compounding) at the Minnesota statutory rate of 10% per year which will continue to accrue on the amount of the final award ($630.4 million) while the Company pursues its motion to vacate the award, and if necessary, an appeal if the motion to vacate the award is unsuccessful.

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

6. Income Taxes

The Company’s income tax provision for the three months ended December 30, 2011 was $15 million as compared to $14 million in the prior-year period. The Company’s income tax provision for the six months ended December 30, 2011 was $34 million as compared to $28 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, Singapore and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.

In the three months ended December 30, 2011, the Company recorded a net increase of $1 million in its liability for unrecognized tax benefits. As of December 30, 2011, the Company had a recorded liability for unrecognized tax benefits of approximately $232 million. Interest and penalties recognized on such amounts were not material.

The IRS has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007. In September 2011, the Company received a final Revenue Agent Report (“RAR”) and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to the Company’s income tax provision. The Company has also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. The Company disagrees with the proposed adjustments. In May 2011, the Company filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office are scheduled to begin in February 2012. In January 2012, the IRS is also scheduled to commence an examination of the Company’s fiscal years 2008 and 2009 and Komag’s fiscal year ended September 5, 2007.

The Company believes that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 30, 2011, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$737	$—	$—	$737
Auction-rate securities	—	—	15	15

Total assets at fair value	$737	$—	$15	$752

Liabilities:
Foreign exchange contracts	—	(18)	—	(18)

Total liabilities at fair value	$—	$(18)	$—	$(18)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 1, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$721	$—	$—	$721
U.S. Treasury securities	—	60	—	60
U.S. Government agency securities	—	78	—	78

Total cash equivalents	721	138	—	859
Auction-rate securities	—	—	15	15

Total assets at fair value	$721	$138	$15	$874

Liabilities:
Foreign exchange contracts	$—	$(5)	$—	$(5)

Total liabilities at fair value	$—	$(5)	$—	$(5)

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

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Foreign exchange contracts are classified within other current liabilities in the condensed consolidated balance sheets. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.

In the six months ended December 30, 2011, there were no changes in Level 3 financial assets measured on a recurring basis.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading or speculative purposes. As of December 30, 2011, the Company had outstanding foreign exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, Euro and British Pound Sterling. Thai Baht contracts are designated as either cash flow or fair value hedges. Malaysian Ringgit contracts are designated as cash flow hedges. Euro and British Pound Sterling contracts are designated as fair value hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. As of December 30, 2011, the net amount of unrealized losses expected to be reclassified into earnings within the next 12 months was $14 million. As a result of the flooding in Thailand, the Company de-designated certain Thai Baht cash flow hedge contracts and the ineffective portion resulted in an immaterial net impact to earnings for the three months ended December 30, 2011.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements during the three and six months ended December 30, 2011 and December 31, 2010.

As of December 30, 2011, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $391 million and $1.3 billion, and closed $815 million and $1.7 billion in foreign exchange contracts in the three and six months ended December 30, 2011, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Asset Derivatives				Liability Derivatives
	Dec. 30, 2011		Jul. 1, 2011		Dec. 30, 2011		Jul. 1, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	—	—	—	—	Accrued Expenses	$18	Accrued Expenses	$5

The impact on the condensed consolidated financial statements was as follows (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	from Accumulated OCI into	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	Dec. 30, 2011		Dec. 31, 2010		Income	Dec. 30, 2011		Dec. 31, 2010
Foreign exchange contracts	$2	$(6)	$19	$74	Cost of revenue	$(8)	$3	$37	$64

The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and six months ended December 30, 2011 and December 31, 2010.

9. Stock-Based Compensation

During the three and six months ended December 30, 2011, the Company recognized in expense $15 million and $24 million, respectively, for stock-based compensation related to the vesting of options issued under stock option plans and the ESPP, compared to $9 million and $20 million in the comparative prior-year periods. As of December 30, 2011, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $77 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.4 years.

During the three and six months ended December 30, 2011, the Company recognized in expense $9 million and $17 million, respectively, related to the vesting of awards of restricted stock units (“RSUs”) compared to $9 million and $17 million in the comparative prior-year periods. As of December 30, 2011, the aggregate unamortized fair value of all unvested RSUs was $53 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.8 years.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2011	10.2	$22.49
Granted	2.5	29.64
Exercised	(0.2)	7.99
Canceled or expired	—	—

Options outstanding at September 30, 2011	12.5	$24.20
Granted	0.2	26.20
Exercised	(0.2)	15.38
Canceled or expired	—	—

Options outstanding at December 30, 2011	12.5	$24.34	4.7	$90

Exercisable at December 30, 2011	6.6	$21.28	3.7	$67

Vested and expected to vest after December 30, 2011	12.3	$24.29	4.7	$89

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of December 30, 2011, the Company had options outstanding to purchase an aggregate of 11.1 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $90 million at that date. During the three and six months ended December 30, 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $3 million and $8 million, respectively, determined as of the date of exercise, compared to $8 million and $10 million in the comparative prior-year periods.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	Dec. 30, 2011	Dec. 31, 2010	Dec. 30, 2011	Dec. 31, 2010
Suboptimal exercise factor	1.80	1.81	1.81	1.81
Range of risk-free interest rates	0.12% to 1.35%	0.29% to 2.71%	0.12% to 1.43%	0.26% to 2.71%
Range of expected stock price volatility	0.45 to 0.55	0.42 to 0.57	0.41 to 0.55	0.42 to 0.59
Weighted average expected volatility	0.49	0.50	0.48	0.52
Post-vesting termination rate	2.48%	2.80%	2.62%	2.44%
Dividend yield	—	—	—	—
Fair value	$10.79	$13.92	$11.90	$11.38

The weighted average expected term of the Company’s stock options granted during the three and six months ended December 30, 2011 was 4.9 years, compared to 4.9 years and 4.7 years, respectively, in the comparative prior-year periods.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 30, 2011 and December 31, 2010.

RSU Activity

The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	September 30,	September 30,
	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at July 1, 2011	3.1	$28.85
Granted	0.9	29.64
Vested	(0.6)	23.94
Canceled or expired	—	—

RSUs outstanding at September 30, 2011	3.4	$29.83
Granted	0.1	26.30
Vested	(0.1)	19.54
Canceled or expired	—	—

RSUs outstanding at December 30, 2011	3.4	$30.00

Expected to vest after December 30, 2011	3.1	$28.85

The fair value of each RSU is the market price of our common stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the restricted stock awards at the date of grant was $2 million and $30 million for the three and six months ended December 30, 2011, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 2.4%, based on a historical analysis indicating forfeitures for these types of awards.

10. Planned Acquisition

On March 7, 2011, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Hitachi, Ltd. (“Hitachi”), Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi (“HGST”), and Western Digital Ireland, Ltd., an indirect wholly owned subsidiary of the Company (“WDI”). Pursuant to the Purchase Agreement, WDI agreed to acquire all of the issued and outstanding paid-up share capital of HGST from Hitachi. The planned acquisition is intended over time to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and the industry’s broadest product lineup backed by a rich technology portfolio. The aggregate purchase price of the planned acquisition is estimated to be approximately $4.3 billion, due at closing, and is expected to be funded with existing cash, new debt, and 25 million newly issued shares of the Company’s common stock. The Purchase Agreement contains certain termination rights for both the Company and Hitachi, including the right to terminate the Purchase Agreement if the planned acquisition has not closed by March 7, 2012. The Purchase Agreement does not contain a termination right for the benefit of the Company in the event it cannot obtain financing for the transaction. If the planned acquisition has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, the Company will, concurrently with the termination of the transaction, be required to pay Hitachi a fee of $250 million in cash. During the three and six months ended December 30, 2011, the Company incurred $11 million and $22 million, respectively, of expenses related to the planned acquisition of HGST, which are included within selling, general and administrative expense in the condensed consolidated statements of income.

On March 7, 2011, in connection with the planned acquisition of HGST, the Company, WDTI and WDI entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding a new credit facility for an amount of $2.5 billion, consisting of a $500 million revolving credit facility and $2.0 billion in term loans, to be entered into in connection with the closing of the planned acquisition (the “Senior Facility”). Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, the Company, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members. The Company, WDTI and WDI expect the final credit facility to be funded by these syndicate members, subject to customary closing conditions, including completion of the acquisition in accordance with its terms, the receipt of antitrust approvals or the expiration of applicable waiting periods without any action being taken by an authority that would impose any material adverse condition on the Company, HGST or their respective subsidiaries taken as a whole, and there not having occurred for HGST, the Company or WDI a material adverse effect on their respective business, financial condition or operations. The Company is required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility. During the three and six months ended December 30, 2011, the Company incurred debt commitment fees of $3 million and $5 million, respectively, related to the planned acquisition of HGST, which are included within interest and other expense in the condensed consolidated statements of income.

The planned acquisition of HGST is subject to several closing conditions, including the receipt of antitrust approvals or the expiration of applicable waiting periods. As of January 27, 2012, the Company had obtained certain governmental approvals, including approvals from the European Union, Japan and South Korea which are conditioned upon the divestiture of certain assets (and the license of related technology). The Company intends to comply with the proposed conditions and may, in some instances, be required to obtain consent from the applicable regulatory authority that its proposed implementation of the divestiture satisfies the conditions imposed. In addition, the transaction remains conditioned upon the receipt of approval from the United States and the People’s Republic of China, and the Company is working closely with agencies in those countries to obtain their approval. Subject to obtaining the required regulatory approvals or expiration of applicable waiting periods, the Company is targeting the transaction to close in its third quarter of fiscal 2012.

11. Thailand Flooding

In October 2011, severe flooding in Thailand inundated all of the Company’s Thailand manufacturing facilities and submerged certain equipment located there. These facilities included the Company’s magnetic head slider fabrication facilities, as well as its hard drive, head gimbal assembly and head stack assembly facilities. As a result, the Company recorded $199 million of flood-related charges in the three months ended December 30, 2011, including fixed asset impairments, recovery charges, a write-down of damaged inventory and wage continuation during the shutdown period of the Company’s facilities. These charges are separately stated as a line item, “Charges related to flooding,” within operating expenses on the accompanying condensed consolidated statements of income.

The following table summarizes the flood-related charges for the three months ended December 30, 2011 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Impairment of Property, Plant and Equipment	Recovery Charges	Inventory Write- Downs	Wage Continuation	Total
Accrual for flood-related charges at September 30, 2011	$—	$—	$—	$—	$—
Flood-related charges	109	39	28	23	199
Cash payments	—	(20)	—	(23)	(43)
Inventory write-off	—	—	(28)	—	(28)
Non-cash charges	(109)	—	—	—	(109)

Accrual for flood-related charges at December 30, 2011	$—	$19	$—	$—	$19

The accrued balance of $19 million is expected to be paid in the Company’s third quarter of fiscal 2012 and is included within accrued expenses in the accompanying condensed consolidated balance sheets. The Company maintains insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. The process of submitting claims to the Company’s insurers is in its early stages and the Company is unable to determine how much of its losses will be covered by insurance. For an additional discussion of the Thailand flooding see Part I, Item 2 of this Quarterly Report on Form 10-Q.

12. Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. The Company is currently evaluating how it will report comprehensive income, but either method permitted will constitute a change in the Company’s financial statement presentation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended July 1, 2011.

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

•

the impact of the flooding in Thailand on the industry and our business in the March quarter and beyond, including our hard drive production capacity, the availability of components from our suppliers, our planned operations recovery efforts and the expected costs and expenses that we will incur in connection with these efforts, and our ability to complete recovery efforts and return operations to pre-flood capacity levels;

•	expectations regarding industry demand and the impact of the flooding in Thailand on industry supply in the March quarter;

•	expectations regarding the impact of the Thailand flooding on our net revenue, gross margin and unit shipments in the March quarter;

•	expectations regarding the production of sliders in our Bang Pa-In, Thailand facility in the March quarter and our Penang, Malaysia facility in the June quarter;

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

•

expectations regarding the outcome of legal proceedings in which we are involved, including the outcome of our motion to vacate the award entered against us in our arbitration with Seagate Technology LLC and, if necessary, our appeal of the award;

•	our beliefs regarding the adequacy of our tax provisions and the timing of future payments, if any, relating to the unrecognized tax benefits;

•	expectations regarding our capital expenditure plans in fiscal 2012 and calendar 2012, and depreciation and amortization for fiscal 2012; and

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

Planned Acquisition of Hitachi Global Storage Technologies

On March 7, 2011, we entered into a stock purchase agreement (the “Purchase Agreement”) with Hitachi, Ltd. (“Hitachi”), Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd., a wholly owned subsidiary of Hitachi (“HGST”), and Western Digital Ireland, Ltd., our indirect wholly owned subsidiary (“WDI”). Pursuant to the Purchase Agreement, WDI agreed to acquire all of the issued and outstanding paid-up share capital of HGST from Hitachi. The planned acquisition is intended over time to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and the industry’s broadest product lineup backed by a rich technology portfolio. The aggregate purchase price of the planned acquisition is estimated to be approximately $4.3 billion, due at closing, and is expected to be funded with existing cash, new debt, and 25 million newly issued shares of our common stock. The Purchase Agreement contains certain termination rights for both us and Hitachi, including the right to terminate the Purchase Agreement if the planned acquisition has not closed by March 7, 2012. The Purchase Agreement does not contain a termination right for the benefit of WD in the event we cannot obtain financing for the transaction. If the planned acquisition has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, we will, concurrently with such termination, be required to pay Hitachi a fee of $250 million in cash.

On March 7, 2011, in connection with the planned acquisition of HGST, WD, Western Digital Technologies, Inc. (“WDTI”), our wholly-owned subsidiary, and WDI entered into a commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding a new credit facility for an amount of $2.5 billion, consisting of a $500 million revolving credit facility and $2.0 billion in term loans, to be entered into in connection with the closing of the planned acquisition (the “Senior Facility”). Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, WD, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members. WD, WDTI and WDI expect the final credit facility to be funded by these syndicate members, subject to customary closing conditions, including completion of the acquisition in accordance with its terms, the receipt of antitrust approvals or the expiration of applicable waiting periods without any action being taken by an authority that would impose any material adverse condition on WD, HGST or their respective subsidiaries taken as a whole, and there not having occurred for HGST, WD or WDI a material adverse effect on their respective business, financial condition or operations. We are required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility.

The planned acquisition of HGST is subject to several closing conditions, including the receipt of antitrust approvals or the expiration of applicable waiting periods. As of January 27, 2012, we have obtained certain governmental approvals, including approvals from the European Union, Japan and South Korea which are conditioned upon our divestiture of certain assets (and the license of related technology). We intend to comply with the proposed conditions and may, in some instances, be required to obtain consent from the applicable regulatory authority that our proposed implementation of the divestiture satisfies the conditions imposed. In addition, the transaction remains conditioned upon the receipt of approval from the United States and the People’s Republic of China, and we are working closely with agencies in those countries to obtain their approval. Subject to obtaining the required regulatory approvals or expiration of applicable waiting periods, we are targeting the transaction to close in our third quarter of fiscal 2012.

Second Quarter Overview

As described in more detail below, in October 2011, Thailand experienced historic flooding which severely impacted the hard drive supply chain. The overall hard drive industry is experiencing significant supply constraints as a result of the Thailand flooding. For the December quarter, we believe that overall hard drive industry shipments were well below demand and totaled approximately 119 million units, down 29% from the prior-year period and down 32% sequentially from the September quarter.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended				Six Months Ended
	Dec. 30, 2011		Dec. 31, 2010		Dec. 30, 2011		Dec. 31, 2010
Net revenue	$1,995	100.0%	$2,475	100.0%	$4,689	100.0%	$4,871	100.0%
Gross margin	648	32.5	475	19.2	1,189	25.4	912	18.7
Total operating expenses	486	24.4	235	9.5	768	16.4	461	9.5
Operating income	162	8.1	240	9.7	421	9.0	451	9.3
Net income	145	7.3	225	9.1	384	8.2	422	8.7

The following is a summary of our financial performance for the second quarter of 2012:

•	Consolidated net revenue totaled $2.0 billion.

•

33% of our hard drive revenue was derived from non-compute and enterprise markets, which include CE products, enterprise applications, and WD®-branded products, as compared to 37% in the prior-year period.

•	Hard drive unit shipments decreased by 45% from the prior-year period to 28.5 million units.

•	Gross margin increased to 32.5%, compared to 19.2% for the prior-year period.

•

Operating income, including $199 million of charges related to the Thailand flooding and $11 million of acquisition-related expenses, was $162 million, a decrease of $78 million from the prior-year period.

•	We generated $378 million in cash flow from operations in the second quarter of fiscal 2012, and we finished the quarter with $3.9 billion in cash and cash equivalents.

Thailand Flooding

We suspended production in all of our Thailand manufacturing facilities during the week of October 10, 2011 due to severe flooding in Thailand, where flood waters inundated our facilities and submerged certain equipment located there. The flooded facilities in Thailand included our magnetic head slider fabrication facilities, which supplied a substantial majority of our magnetic head requirements prior to the flooding. The flooded facilities in Thailand also included our hard drive, head gimbal assembly (“HGA”) and head stack assembly (“HSA”) facilities. In addition to the temporary suspension of our Thailand operations and the internal slider shortages, we experienced other shortages of component parts in the December quarter from vendors located in several Thailand industrial parks that were flooded or affected by protective plant shutdowns.

Since the flooding, we have restarted and continue to increase hard drive production capacity and have recommenced slider production in Thailand. We are also extending slider production capacity into Malaysia and expect to begin shipping hard drives with sliders produced in Malaysia in the June quarter. We are targeting to return to our pre-flood world-wide hard drive capacity levels in the quarter ending September 2012. However, we expect the overall hard drive industry will continue to be supply constrained through calendar 2012 with gradual improvement throughout the year.

In the December quarter, we recorded $199 million of charges related to the flooding, including $109 million of fixed asset impairments, $39 million of recovery charges, $28 million of write-downs of damaged inventory and $23 million in wage continuation during the shutdown period of our facilities. We maintain insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. The process of submitting claims to our insurers is in its early stages and we are unable to determine how much of our losses will be covered by insurance.

We believe that overall hard drive industry unit shipments will continue to be significantly supply constrained in the March quarter. We expect that pricing will continue to be significantly above pre-flood levels due to the supply-constrained environment, under-absorption of our manufacturing assets and higher component costs. We expect our hard drive shipments during the March quarter will be between 31 and 33 million units. Therefore, we expect our net revenue in the March quarter to remain flat or increase slightly from the December quarter. We expect to incur about $50 million of additional charges related to the Thailand flooding in the March quarter, consisting primarily of ongoing reclaim and recovery work, and wage continuation for idled workers. In addition, for calendar 2012, the total amount of capital spending we expect to restore our capacity to pre-flood levels and enhance our supply chain infrastructure is approximately $650 million.

Arbitration Award

As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated. A hearing on the petition to vacate is set for March 1, 2012. Interest (as simple interest, not compounding) on the final award ($630.4 million) also accrues at the Minnesota statutory rate of 10% per year while we pursue our motion to vacate the award, and if necessary, an appeal if the motion to vacate the award is unsuccessful. We intend to pursue vigorously our motion to vacate the award and, if necessary, to appeal the award if it is confirmed by the District Court of Hennepin County Minnesota. The Company does not believe it is probable that the arbitrator’s award will be sustained and accordingly has not recorded any cost or liability for the arbitrator’s award in excess of the amount previously accrued by the Company ($25 million). We cannot make any assurances that we will be successful in our efforts to vacate the award or to overturn the award on appeal. If we are unsuccessful in these efforts, payment of the award, including interest, would adversely affect our financial condition, results of operations and cash flows. We will also be required to record a liability for the award if we should determine it is probable we will be required to pay the award.

Results of Operations

Net Revenue

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Six Months Ended
(in millions, except percentages and average selling price)	Dec. 30, 2011	Dec. 31, 2010	Percentage Change	Dec. 30, 2011	Dec. 31, 2010	Percentage Change
Net revenue	$1,995	$2,475	(19)%	$4,689	$4,871	(4)%
Average selling price (per unit)*	$69	$47	47%	$54	$46	17%

Revenues by Geography (%)
Americas	22%	22%		20%	23%
Europe, Middle East and Africa	21	25		22	24
Asia	57	53		58	53

Revenues by Channel (%)
OEM	59%	45%		56%	47%
Distributors	25	33		27	33
Retailers	16	22		17	20

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Six Months Ended
(in millions, except percentages and average selling price)	Dec. 30, 2011	Dec. 31, 2010	Percentage Change	Dec. 30, 2011	Dec. 31, 2010	Percentage Change
Unit Shipments*
Compute	21.2	37.8		62.4	75.3
Non-compute	5.6	12.1		19.8	23.0
Enterprise	1.7	2.3		4.1	4.6

Total units shipped	28.5	52.2	(45)%	86.3	102.9	(16)%

*	Based on sales of hard drive units only.

For the quarter ended December 30, 2011, net revenue was $2.0 billion, a decrease of 19% from the prior-year period. Total hard drive shipments decreased to 28.5 million units for the quarter ended December 30, 2011 as compared to 52.2 million units in the prior-year period. For the six months ended December 30, 2011, net revenue was $4.7 billion, a decrease of 4% from the prior-year period. Total hard drive shipments decreased to 86.3 million units for the six months ended December 30, 2011, as compared to 102.9 million units for the prior-year period. These decreases in net revenue resulted primarily from a decrease in hard drive shipments due to the impact of the Thailand flooding, partially offset by increases in average selling price (“ASP”). For the quarter ended December 30, 2011, ASP increased by $22, from $47 to $69. For the six months ended December 30, 2011, ASP increased by $8, from $46 to $54. These increases in ASP for the three and six months ended December 30, 2011 were directly related to the severe supply constraints across the hard drive industry brought about by the Thailand floods.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. However, during the three months ended December 30, 2011, changes in revenue by geography and channel reflected our efforts to allocate products to our customers by balancing their immediate needs with their prevailing inventory positions in order to maximize the availability of hard drive products to the end customer within the shortest time horizon. For the three months ended December 30, 2011, sales to Dell Inc. and Acer Inc. accounted for 12% and 10% of our net revenue, respectively. For the six months ended December 30, 2011, sales to Dell Inc. accounted for 10% of our net revenue.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended December 30, 2011, these programs represented 1% and 5% of gross revenues, respectively, compared to 10% and 11% in the comparative prior-year period. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. However, for the three months ended December 30, 2011, sales incentive and marketing programs were significantly reduced due to the severe supply constraints across the hard drive industry brought about by the Thailand floods.

Gross Margin

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Six Months Ended
(in millions, except percentages)	Dec. 30, 2011	Dec. 31, 2010	Percentage Change	Dec. 30, 2011	Dec. 31, 2010	Percentage Change
Net revenue	$1,995	$2,475	(19)%	$4,689	$4,871	(4)%
Gross margin	648	475	36%	1,189	912	30%
Gross margin %	32.5%	19.2%		25.4%	18.7%

For the three months ended December 30, 2011, gross margin as a percentage of revenue increased to 32.5% as compared to 19.2% for the prior-year period. For the six months ended December 30, 2011, gross margin as a percentage of revenue increased to 25.4% as compared to 18.7% for the prior-year period. These increases were primarily a result of higher ASPs, partially offset by increased costs per unit due to lower production volume, the use of air freight as opposed to less expensive sea freight, a higher mix of externally procured heads and higher costs for other components, in each case as a result of the impact of the Thailand flooding on our production and supply chain partners.

Operating Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended			Six Months Ended
(in millions, except percentages)	Dec. 30, 2011	Dec. 31, 2010	Percentage Change	Dec. 30, 2011	Dec. 31, 2010	Percentage Change
R&D expense	$191	$169	13%	$384	$336	14%
SG&A expense	96	66	45%	185	125	48%
Charges related to flooding	199	—	100%	199	—	100%

Total operating expenses	$486	$235		$768	$461

Research and development (“R&D”) expense was $191 million for the three months ended December 30, 2011, an increase of $22 million from the prior-year period. For the six months ended December 30, 2011, R&D expense was $384 million, an increase of $48 million from the prior-year period. These increases were primarily due to the continued investment in product development to support new programs and increases in variable incentive compensation. As a percentage of net revenue, R&D expense increased to 9.6% and 8.2% in the three and six months ended December 30, 2011, respectively, compared to 6.8% and 6.9% in the prior-year periods.

Selling, general and administrative (“SG&A”) expense was $96 million for the three months ended December 30, 2011, an increase of $30 million over the prior-year period. This increase was primarily due to the expansion of sales and marketing to support new products and growing markets, increases in variable incentive compensation and expenses related to the planned acquisition of HGST. For the six months ended December 30, 3011, SG&A expense was $185 million, an increase of $60 million over the prior-year period. This increase was primarily due to the expansion of sales and marketing to support new products and growing markets, increases in variable incentive compensation, expenses related to the planned acquisition of HGST and unrelated litigation accruals. SG&A expense as a percentage of net revenue increased to 4.8% and 3.9% in the three and six months ended December 30, 2011, respectively, compared to 2.7% and 2.6% in the comparative prior-year periods.

During the three months ended December 30, 2011, we recorded $199 million of charges related to the flooding, including $109 million of fixed asset impairments, $39 million of recovery charges, $28 million of write-downs of damaged inventory and $23 million in wage continuation during the shutdown period of our facilities.

Other Income (Expense)

Interest income for the three and six months ended December 30, 2011 increased $1 million and $2 million, respectively, as compared to the prior-year periods primarily due to higher average daily invested cash balances for the periods. Interest and other expense for the three and six months ended December 30, 2011 increased $2 million and $4 million, respectively, as compared to the prior-year periods. These increases were primarily due to $3 million and $5 million of debt commitment fees related to the planned acquisition of HGST in the three and six months ended December 30, 2011, respectively, offset by decreases in our term loan interest expense due to a lower principal balance.

Income Tax Provision

Our income tax provision for the three months ended December 30, 2011 was $15 million as compared to $14 million in the prior-year period. Our income tax provision for the six months ended December 30, 2011 was $34 million as compared to $28 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, Singapore and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.

In the three months ended December 30, 2011, we recorded a net increase of $1 million in our liability for unrecognized tax benefits. As of December 30, 2011, we had a recorded liability for unrecognized tax benefits of approximately $232 million. Interest and penalties recognized on such amounts were not material.

The IRS has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for us and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by us on September 5, 2007. In September 2011, we received a final Revenue Agent Report (“RAR”) and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to our income tax provision. We have also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. We disagree with the proposed adjustments. In May 2011, we filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office are scheduled to begin in February 2012. In January 2012, the IRS is also scheduled to commence an examination of our fiscal years 2008 and 2009 and Komag’s fiscal year ended September 5, 2007.

We believe that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of December 30, 2011, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.

Liquidity and Capital Resources

We ended the second quarter of fiscal 2012 with total cash and cash equivalents of $3.9 billion. The following table summarizes our statements of cash flows (in millions):

	September 30,	September 30,
	Six Months Ended
	Dec. 30, 2011	Dec. 31, 2010
Net cash flow provided by (used in):
Operating activities	$730	$895
Investing activities	(253)	(450)
Financing activities	(43)	(69)

Net increase in cash and cash equivalents	$434	$376

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

We had cash and cash equivalents of $3.9 billion at December 30, 2011 and $3.5 billion at July 1, 2011, of which $3.2 billion and $3.0 billion was held outside of the United States at December 30, 2011 and July 1, 2011, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. The Thailand floods did not have a material impact on our United States cash flows and our current plans do not anticipate that we will need funds from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities

Net cash provided by operating activities during the six months ended December 30, 2011 was $730 million as compared to $895 million during the six months ended December 31, 2010. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used to fund working capital changes was $120 million for the six months ended December 30, 2011 as compared to $134 million provided by working capital changes for the prior-year period.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	September 30,	September 30,
	Three Months Ended
	Dec. 30, 2011	Dec. 31, 2010
Days sales outstanding	34	46
Days in inventory	31	26
Days payables outstanding	(60)	(74)

Cash conversion cycle	5	(2)

For the three months ended December 30, 2011, our days sales outstanding (“DSOs”) decreased by 12 days, days in inventory (“DIOs”) increased by 5 days, and days payable outstanding (“DPOs”) decreased by 14 days as compared to the prior-year period. The decreases in DSOs and DPOs were primarily due to the acceleration of cash payments from our customers and to our vendors in order to increase liquidity in the supply chain during the Thailand flood recovery period. The increase in DIOs was primarily due to a decrease in production as a result of the Thailand flooding.

Investing Activities

Cash used in investing activities for the six months ended December 30, 2011 was $253 million as compared to $450 million for the prior-year period and consisted of capital expenditures.

For fiscal 2012, we expect capital expenditures to be between $750 million and $800 million, which includes capital expenditures we expect to restore our capacity to pre-flood levels and enhance our supply chain infrastructure. In addition, for fiscal 2012, we expect depreciation and amortization to be approximately $600 million.

Our cash equivalents at December 30, 2011 were invested in highly liquid money market funds that are invested in U.S. Treasury securities. We also have $15 million of auction-rate securities, which are classified as available-for-sale securities.

Financing Activities

Net cash used in financing activities for the six months ended December 30, 2011 was $43 million as compared to $69 million in the prior-year period. Net cash used in financing activities for the six months ended December 30, 2011 consisted of $63 million used to repay long-term debt, offset by a net $20 million related to employee stock plans. Net cash used in financing activities for the six months ended December 31, 2010 consisted of $50 million used to repurchase shares of our common stock and $50 million used to repay long-term debt, offset by a net $31 million related to employee stock plans.

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

Contractual Obligations and Commitments

Long-Term Debt — In February 2008, WDTI, entered into a five-year credit agreement that provided for a $500 million term loan facility. As of December 30, 2011, the remaining balance of the term loan facility was $231 million, which requires principal payments totaling $81 million through the remainder of 2012 and $150 million in 2013. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

On March 7, 2011, in connection with the planned acquisition of HGST, WD, WDTI and WDI entered into a commitment letter for the Senior Facility. Since entering into the commitment letter, Bank of America N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated led the effort to syndicate the Senior Facility for an amount of up to $3.0 billion, consisting of a $500 million revolving credit facility and up to $2.5 billion in term loans. As a result of such effort, WD, WDTI and WDI have fully negotiated definitive loan documents for the Senior Facility with the syndicate members. WD, WDTI and WDI expect the final credit facility to be funded by these syndicate members, subject to customary closing conditions, including completion of the acquisition in accordance with its terms, the receipt of antitrust approvals or the expiration of applicable waiting periods without any action being taken by an authority that would impose any material adverse condition on WD, HGST, or their respective subsidiaries taken as a whole, and there not having occurred for HGST, WD or WDI a material adverse effect on their respective business, financial condition or operations. We are required to pay a commitment fee at the rate of 0.35%, per annum, of the aggregate unfunded amount committed to be borrowed under the Senior Facility.

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

On November 15, 2011, we entered into an agreement with SAE Magnetics (H.K.) Ltd., a subsidiary of TDK (“SAE”), for the supply of heads, which includes quarterly minimum volumes for multiple quarters. The term of the agreement will commence in the third quarter of fiscal 2012. We have had an ongoing supply relationship for heads with SAE over periods spanning several years prior to this agreement.

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

Unrecognized Tax Benefits — As of December 30, 2011, the cash portion of our total recorded liability for unrecognized tax benefits was $150 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005 through December 30, 2011, we have repurchased 20 million shares of our common stock for a total cost of $334 million. We did not repurchase any shares under this program during the six months ended December 30, 2011. We may continue to repurchase our stock as we deem appropriate and market conditions allow. We expect stock repurchases to be funded principally by operating cash flows.

Planned Acquisition Termination Fee — If the planned acquisition of HGST has not closed by March 7, 2012 due to the failure to receive any required antitrust or competition authority’s consent, approval or clearance or any action by any certain governmental entities to prevent the planned acquisition for antitrust or competition reasons, we will, concurrently with the termination of the transaction, be required to pay Hitachi a fee of $250 million in cash.

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

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected, as exemplified by the impact of the Thailand flooding on our operating results. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 9% to 12% of gross revenues per quarter. However, for the three months ended December 30, 2011, sales incentive and marketing programs were 1% of gross revenues due to the severe supply constraints across the hard drive industry brought about by the Thailand floods. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue since the first quarter of fiscal 2011. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Part I, Item I, Note 12 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

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

As of December 30, 2011, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	September 30,	September 30,	September 30,
	Contract Amount	Weighted Average Contract Rate*	Unrealized Loss
Foreign exchange contracts:
Thai Baht cash flow hedges	$494	31.01	$11
Thai Baht fair value hedges	$150	31.86	—
Malaysian Ringgit cash flow hedges	$214	3.11	$3
Euro fair value hedges	$9	0.77	—
British Pound Sterling fair value hedges	$2	0.64	—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and six months ended December 30, 2011, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements. As a result of the flooding in Thailand, the Company de-designated certain Thai Baht cash flow hedge contracts and the ineffective portion resulted in an immaterial net impact to earnings for the three months ended December 30, 2011.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under the term loan facility bear interest at a rate equal to, at the option of WDTI, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (the “Eurocurrency Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50% and (ii) the prime rate as announced by JPMorgan Chase Bank, N.A. (the “Base Rate”); in each case plus an applicable margin. The applicable margin for borrowings under the term loan facility ranges from 1.25% to 1.50% with respect to borrowings at the Eurocurrency Rate and 0.0% to 0.125% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the term loan facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $2 million annually.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the second fiscal quarter ended December 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent severe flooding in Thailand, which inundated our Thailand manufacturing facilities and resulted in the temporary suspension of all production in those facilities, has affected, and will continue to affect, adversely the near-term availability of components and our near-term business, results of operations and financial condition.

As previously disclosed, the recent severe flooding in Thailand resulted in the temporary suspension of production in all of our Thailand manufacturing facilities. Hard disk drive and slider production has resumed in our Bang Pa-In facilities, and production of head stack assemblies (“HSAs”) has resumed in our Navanakorn facilities. It will, however, take some months for these facilities to ramp up production to pre-flood levels. Many of the facilities of our suppliers and our customers’ other suppliers also remain impacted by the effects of the flooding. The flooding has affected, and will continue to affect, adversely our near-term business, results of operations and financial condition. Material risks and uncertainties we face as a result of flooding in Thailand include the following:

•

Return of Operations to Pre-Flood Levels. We have resumed hard disk drive and slider production in our Bang Pa-In facilities, and HSA production in our Navanakorn facilities. We have also transferred a portion of our hard disk drive production capacity from Thailand to our Malaysian manufacturing facilities. Our ability and the time required to return operations to pre-flood levels will be affected by the time required to repair or replace damaged equipment and complete customer qualification of any replaced equipment, the extent of additional capacity we can achieve from our Malaysian manufacturing facilities and our ability to access freight lanes and transportation routes. At this time, we expect that hard disk drive production will not return to pre-flood levels until the first quarter of fiscal 2013. Until we are able to recommence production at pre-flood levels, our costs will be impacted negatively by significant under-absorption of our assets and infrastructure, our ability to assemble and supply hard drives will be constrained and our business and results of operations will be adversely affected.

•

Availability of Components. Our facilities in Thailand include our magnetic head slider fabrication facilities in Bang Pa-In, which prior to the flooding supplied a substantial majority of our magnetic head requirements, as well as our assembly facilities for hard drives, head gimbal assemblies (“HGAs”) and HSAs. Due to the flooding and the temporary suspension of our operations in Thailand, the availability of magnetic heads for our hard drives has been significantly constrained. We have entered into a volume purchase agreement with an existing external supplier for the purchase of sliders and HGAs. We also recently resumed slider production in our Bang Pa-In facilities and HSA production in our Navanakorn facilities, and are also in the process of transferring slider production capacity to one of our Malaysian facilities. Despite these efforts, we expect slider and magnetic head availability to be constrained until the first quarter of fiscal 2013. In addition to slider and magnetic head constraints, we are also experiencing other shortages of components from vendors located in several Thailand industrial parks that were inundated by the floods or affected by protective plant shut downs. We have worked, and are continuing to work, with our suppliers to understand the extent and duration of their capacity constraints, if any, and to find alternative sources for our component materials, including sliders. Some of these suppliers may fail to remain in business as a result of liquidity issues caused by the flooding. We cannot make any assurances that we will be able to successfully, or on a timely basis, find or maintain alternative sources of quality component materials at acceptable prices or at all. In addition, due to supply constraints, the cost of certain component materials has increased and may continue to increase, which may further adversely affect our results of operations.

•

Recovery and Related Charges and Expenses. We have incurred, and expect to incur in the future, significant charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations, including fixed asset impairments, inventory write-downs, wage continuation during the shutdown period of our facilities, and charges for restoration and recovery work. The total amount of these charges and expenses that we may incur in the future cannot currently be estimated and is dependent on a number of factors, including the time and effort required to restore or replace damaged equipment, our ability to extract existing equipment from our Thailand facilities and successfully transfer such equipment to alternative locations and bring it up to operation and the time required to recommence production at pre-flood levels.

•

Restoration or Replacement of Equipment. The equipment we use for the fabrication of our sliders and to assemble our hard drives, HGAs and HSAs is highly sophisticated and complex. Our ability to repair any damage to this equipment as a result of the flooding of our Thailand facilities will be dependent on our ability to source and install replacement parts for the equipment. If we are unable to successfully do so or if the extent of damage to any of our equipment is too extensive to repair, we may need to replace the equipment. We cannot assure that replacement equipment will be available on acceptable terms or at all. In addition, extended lead-time requirements for replacing some of the equipment used in our Thailand facilities, particularly equipment used for our wafer and slider fabrication, may adversely affect our ability to return operations to pre-flood levels on a timely basis.

•

Insurance. We maintain insurance coverage that provides property and business interruption coverage in the event of losses arising from flood. The claim process is in its early stages and we are unable to predict how much of our losses will be covered by insurance. It is reasonably possible that the final losses that we incur in connection with the flood damage and our business interruption will exceed the limits of our insurance policies. We also cannot estimate the timing of the proceeds we will ultimately receive under our insurance policies, and there may be a substantial delay between our incurrence of losses and our recovery under our insurance policies.

•

New Product Development. The flooding of our Thailand facilities and suspension of operations may delay or adversely impact our development and introduction of new products and technologies, and delays in implementing new technologies and introducing new products may reduce our sales and adversely affect our results of operations even after operations are restored.

•

Product Transitions. Due to the constraints on hard disk drive availability resulting from the flooding in Thailand, device-makers may accelerate product transitions to devices that contain less hard drive storage or do not contain a hard drive at all, which may reduce our sales and adversely affect our results of operations.

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

In March 2011, we announced our planned acquisition of HGST. Completion of the planned acquisition of HGST is subject to risks and uncertainties, including, but not limited to:

•

Required Government Approvals. Completion of our planned acquisition of HGST is conditioned upon, among other things, obtaining required governmental approvals. As we have previously disclosed, we have obtained certain governmental approvals, including approvals from the European Union, Japan and South Korea which are conditioned upon our divestiture of certain assets (and the license of related technology). There is no assurance that we will implement successfully the asset divestiture upon which certain governmental approvals have been conditioned, or if implemented, the timing of such divestiture. In addition, the transaction remains conditioned upon the receipt of approval from the United States and the People’s Republic of China. There is no assurance that we will obtain such approvals or, if obtained, the timing of the approvals. We agreed to take any and all actions to obtain the requisite governmental approvals in specified jurisdictions unless such action would reasonably be expected to materially impair the business operations of the combined company absent such imposed condition. There also can be no assurance that conditions or changes will not be imposed and any such conditions or changes could have the effect of jeopardizing or delaying completion of the planned acquisition or reducing the anticipated benefits of the planned acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the planned acquisition, the business and results of operations of the combined company may be adversely affected.

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

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated. Interest (as simple interest, not compounding) on the final award ($630.4 million) also accrues at the Minnesota statutory rate of 10% per year while we pursue our motion to vacate the award, and if necessary, an appeal if the motion to vacate the award is unsuccessful. We intend to pursue vigorously our motion to vacate the award and, if necessary, to appeal the award if it is confirmed by the District Court of Hennepin County

Minnesota. We do not believe it is probable that the arbitrator’s award will be sustained and accordingly have not recorded any liability for the arbitrator’s award in excess of the amount we have previously accrued ($25 million). We cannot make any assurances that we will be successful in our efforts to vacate the award or to overturn the award on appeal. If we are unsuccessful in these efforts, payment of the award, including interest, would adversely affect our financial condition, results of operations and cash flows. We will also be required to record a liability for the award if we should determine it is probable we will be required to pay the award.

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

The success of our planned acquisition of HGST will depend on our ability to realize the anticipated benefits from integrating HGST’s business into our operations. Due to legal restrictions, we and HGST have conducted, and until the completion of the planned acquisition will conduct, only limited planning regarding the integration of the two companies following the acquisition. Our ongoing business could be disrupted and our management’s attention diverted due to these integration planning activities and as a result of the actual integration of the two companies following the acquisition. Following the planned acquisition, we may fail to realize the anticipated benefits from this integration on a timely basis, or at all, for a variety of reasons, including the following:

•

agreements we may reach with regulatory authorities, as a requirement to obtain regulatory approval, regarding structural remedies in addition to those already the subject of conditional approval by the European Union, Japan and Korea;

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

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for hard drives. In the desktop, mobile, CE and retail markets, seasonality is partially attributable to the increase in sales of PCs and CE devices during the back-to-school and winter holiday seasons. As such, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. However, prior to the flooding in Thailand, we began to experience a muting of typical seasonal demand patterns partially driven by the increased adoption of sea freight in the PC supply chain, which requires additional lead times, and the increased importance of emerging markets, which may have different seasonal demand patterns. While this muting of typical season demand patterns has been impacted by the flooding in Thailand, we expect this pattern to continue once the effects of the flooding subside. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially in the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

Our customers’ demand for storage may not continue to grow at current industry estimates, which may lower the prices our customers are willing to pay for our products or put us at a disadvantage to competing technologies.

Our customers’ demand for storage may not continue to grow at current industry estimates as a result of:

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

Demand for our products also could be negatively impacted by developments in the regulation and enforcement of digital rights management, the emergence of processes such as data deduplication and storage virtualization, economic conditions, and the rate of increase in areal density exceeding the increase in our customers’ demand for storage. These factors could lead to our customers’ storage needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products that we do not offer, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for storage, if we fail to anticipate or timely respond to these developments in the demand for storage, our ASPs could decline, which could adversely affect our operating results.

Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels, including the e-tail channel. Adverse publicity, whether or not justified, or allegations of product quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®-brand products, our operating results may be adversely affected.

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

During the quarter ended December 30, 2011, a large percentage of our revenue, 51%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

The hard drive industry has experienced consolidation over the past several years, including the acquisition of the hard disk drive business of Samsung Electronics Co., Ltd. by Seagate Technology plc in December 2011. Consolidation by our competitors may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage.

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

As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities. For example, a substantial majority of our overall requirement for heads is satisfied by wafers fabricated in our Fremont, California facility. Also, we manufacture the majority of our substrates for magnetic media in our Johor, Malaysia facility, and we finish a majority of our magnetic media in our facilities in Penang, Malaysia and Tuas, Singapore. A majority of our high volume hard drive manufacturing operations are conducted in our two facilities in Thailand, with the balance conducted in our Kuala Lumpur, Malaysia facility and the facilities of our contract manufacturers in Asia, Brazil, Europe and the United States. As part of our planned acquisition of HGST, we will also acquire manufacturing facilities located in Japan, China and the Philippines (as well as additional factories in Singapore, Thailand and Malaysia). The manufacturing facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture and/or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities, including access to or from these facilities by employees or logistics operations, would significantly affect our ability to manufacture and/or sell hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. Please see the risk factor above regarding the impact of the recent flooding in Thailand on our manufacturing operations.

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

As part of our growth strategy, we may pursue acquisitions of, investment opportunities in or other significant transactions with companies that are complementary to our business. In order to pursue this strategy successfully, we must identify attractive acquisition or investment opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected. Please see the risk factors above for specific risks and uncertainties regarding our planned acquisition of HGST.

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

Because we manufacture and sell our products abroad, our revenue, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar continues to weaken against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. If this occurs, it would have a negative impact on our operating results.

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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 21, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd.†

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Letter Agreement, dated November 15, 2011, between Western Digital Technologies, Inc. and SAE Magnetics (H.K.) Ltd. and its affiliates†+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
+	Certain portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
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

Date: January 27, 2012

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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 21, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd.†

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Letter Agreement, dated November 15, 2011, between Western Digital Technologies, Inc. and SAE Magnetics (H.K.) Ltd. and its affiliates†+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
+	Certain portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
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