Form 10-Q
period 2012-03-30
WESTERN DIGITAL CORP
filed 2012-05-09
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of the close of business on May 4, 2012, 260,026,442 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal third quarters ended March 30, 2012 and April 1, 2011 both consisted of 13 weeks. Fiscal year 2011 was comprised of 52 weeks and ended on July 1, 2011. Fiscal year 2012 will be comprised of 52 weeks and will end on June 29, 2012. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company” and “WD” refer to Western Digital Corporation and its subsidiaries.

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	Mar. 30, 2012	Jul. 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,377	$3,490
Accounts receivable, net	2,377	1,206
Inventories	1,282	577
Other current assets	409	214

Total current assets	7,445	5,487
Property, plant and equipment, net	4,171	2,224
Goodwill	1,851	151
Other intangible assets, net	840	71
Other non-current assets	203	185

Total assets	$14,510	$8,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,774	$1,545
Accrued expenses	837	349
Accrued warranty	194	132
Short-term debt	500	—
Current portion of long-term debt	230	144

Total current liabilities	4,535	2,170
Long-term debt	2,013	150
Other liabilities	546	310

Total liabilities	7,094	2,630
Commitments and contingencies (Notes 4, 5 and 12)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued and outstanding 261 and 233 shares, respectively	3	2
Additional paid-in capital	2,150	1,091
Accumulated other comprehensive loss	(4)	(5)
Retained earnings	5,267	4,400

Total shareholders’ equity	7,416	5,488

Total liabilities and shareholders’ equity	$14,510	$8,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 30, 2012	Apr. 1, 2011	Mar. 30, 2012	Apr. 1, 2011
Revenue, net	$3,035	$2,252	$7,724	$7,123
Cost of revenue	2,058	1,842	5,558	5,801

Gross margin	977	410	2,166	1,322

Operating expenses:
Research and development	265	179	649	515
Selling, general and administrative	155	73	340	198
Charges related to flooding, net	15	—	214	—

Total operating expenses	435	252	1,203	713

Operating income	542	158	963	609
Other income (expense):
Interest income	3	2	9	6
Interest and other expense	(7)	(1)	(17)	(6)

Total other income (expense), net	(4)	1	(8)	—

Income before income taxes	538	159	955	609
Income tax provision	55	13	88	41

Net income	$483	$146	$867	$568

Income per common share:
Basic	$2.00	$0.63	$3.67	$2.46

Diluted	$1.96	$0.62	$3.61	$2.42

Weighted average shares outstanding:
Basic	241	232	236	231

Diluted	246	236	240	235

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended
	Mar. 30, 2012	Apr. 1, 2011
Cash flows from operating activities
Net income	$867	$568
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	486	452
Stock-based compensation	61	54
Deferred income taxes	42	4
Non-cash portion of charges related to flooding	119	—
Changes in:
Accounts receivable, net	122	86
Inventories	17	(14)
Accounts payable	227	71
Accrued expenses	(27)	(26)
Other assets and liabilities	24	13

Net cash provided by operating activities	1,938	1,208

Cash flows from investing activities
Purchases of property, plant and equipment	(393)	(625)
Acquisition, net of cash acquired	(3,541)	—

Net cash used in investing activities	(3,934)	(625)

Cash flows from financing activities
Issuance of stock under employee stock plans	41	35
Taxes paid on vested stock awards under employee stock plans	(14)	(8)
Excess tax benefits from employee stock plans	22	11
Repurchases of common stock	—	(50)
Proceeds from debt, net of issuance costs	2,775	—
Repayment of assumed debt	(585)	—
Repayment of debt	(350)	(75)

Net cash provided by (used in) financing activities	1,889	(87)

Effect of exchange rate changes on cash	(6)	—

Net increase (decrease) in cash and cash equivalents	(113)	496

Cash and cash equivalents, beginning of period	3,490	2,734

Cash and cash equivalents, end of period	$3,377	$3,230

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$10
Cash paid for interest	$7	$4

Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with acquisition	$877	$—

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

On March 8, 2012 (“Closing Date”), the Company completed its acquisition (the “Acquisition”) of all the issued and outstanding paid-up share capital of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd (“HGST”), from Hitachi Ltd. (“Hitachi”). The Acquisition is further described in Note 11 below. In connection with the Acquisition, HGST became an indirect wholly-owned subsidiary of the Company. HGST’s results of operations since the date of the Acquisition are included in the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including HGST. All significant intercompany accounts and transactions have been eliminated in consolidation.

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.

2. Supplemental Financial Statement Data

Inventories

	Mar. 30, 2012	Jul. 1, 2011
	(in millions)
Raw materials and component parts	$329	$172
Work-in-process	667	263
Finished goods	286	142

Total inventories	$1,282	$577

See Note 11 below for a discussion of inventories acquired as a result of the Acquisition.

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

	Three Months Ended		Nine Months Ended
	Mar. 30, 2012	Apr. 1, 2011	Mar. 30, 2012	Apr. 1, 2011
Warranty accrual, beginning of period	$156	$176	$170	$170
Warranty liabilities assumed as a result of the Acquisition	139	—	139	—
Charges to operations	34	42	104	132
Utilization	(51)	(41)	(135)	(120)
Changes in estimate related to pre-existing warranties	—	(3)	—	(8)

Warranty accrual, end of period	$278	$174	$278	$174

Accrued warranty also includes amounts classified in other liabilities of $84 million at March 30, 2012 and $38 million at July 1, 2011. See Note 11 below for a discussion of the warranty liabilities assumed as a result of the Acquisition.

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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	Mar. 30, 2012	Apr. 1, 2011	Mar. 30, 2012	Apr. 1, 2011
Net income	$483	$146	$867	$568

Weighted average shares outstanding:
Basic	241	232	236	231
Employee stock options and other	5	4	4	4

Diluted	246	236	240	235

Income per common share:
Basic	$2.00	$0.63	$3.67	$2.46

Diluted	$1.96	$0.62	$3.61	$2.42

Anti-dilutive potential common shares excluded*	3	4	5	4

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

4. Debt

On the Closing Date, the Company, in its capacity as the parent entity and guarantor, Western Digital Technologies, Inc. (“WDT”) and Western Digital Ireland, Ltd. (“WDI”), an indirect wholly owned subsidiary of the Company, entered into a five-year credit agreement (“the Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders party thereto from time to time (collectively, the “Lenders”). The Credit Facility provides for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility is WDI and the revolving credit facility is available to both WDI and WDT (WDI and WDT are referred to as “the Borrowers”). The revolving credit facility includes a $50 million sublimit for letters of credit and a $20 million sublimit for swing line loans. In addition, the Borrowers may elect to expand the credit facilities by up to $500 million if existing or new lenders provide additional term or revolving commitments.

The $2.3 billion term loan and $500 million revolving loan were borrowed by WDI on the Closing Date and were used together with existing cash and 25 million newly issued shares of the Company’s common stock to fund the Acquisition, to repay the existing term loans of WDT, to repay the debt assumed with the Acquisition and to pay related fees, costs and expenses.

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of the applicable Borrowers, either (a) a LIBOR rate determined by reference to the British Bankers Association LIBOR Rate for the interest period relevant to such borrowing, subject to certain exceptions (the “Eurodollar Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate as announced by Bank of America, N.A. and (iii) the Eurodollar Rate plus 1.00% (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility ranges from 1.50% to 2.50% with respect to borrowings at the Eurodollar Rate and 0.50% to 1.50% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. The interest rate at March 30, 2012 was 2.24%.

In addition to paying interest on outstanding principal under the Credit Facility, the applicable Borrower is required to pay a facility fee to the lenders under the revolving credit facility in respect of the aggregate, available revolving commitments thereunder. The facility fee rate ranges from 0.25% to 0.50% per annum and is determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. The applicable Borrower is also required to pay letter of credit fees (a) to the revolving credit facility lenders, on the aggregate face amount of all outstanding letters of credit equal to an applicable margin in effect with respect to the Eurodollar Rate borrowings and (b) to the letter of credit issuer, computed at a rate equal to 0.125% per annum on the face amount of the letter of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges.

The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of March 30, 2012, the outstanding balance of the term loan facility was $2.2 billion. The Company is required to make principal payments on the term loan facility totaling $58 million through the remainder of fiscal 2012, $230 million a year for fiscal 2013 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) in fiscal 2017, with the term loan facility balance due and payable in full on March 8, 2017 (the “Maturity Date”). The outstanding amount of revolving credit loans are also required to be repaid on the Maturity Date. The Company intends to repay the revolving credit facility within one year; therefore, the outstanding balance of $500 million under the revolving credit facility is classified as a current liability on the condensed consolidated balance sheets.

The Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of its assets, and enter into certain speculative hedging arrangements and make any material change in the nature of its business. Upon the occurrence of an event of default under the Credit Facility, the Administrative Agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the Lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of March 30, 2012, the Company was in compliance with all covenants.

The obligations of the Borrowers under the Credit Facility are guaranteed by the Company and the Company’s material domestic subsidiaries, and the obligations of WDI under the Credit Facility are also guaranteed by WDT.

The Company was required to pay a commitment fee at the rate of 0.35%, per annum of the aggregate unfunded amount committed to be borrowed under the Credit Facility from the date of commitment on March 7, 2011 through the Closing Date. During the three and nine months ended March 30, 2012 through the Closing Date, the Company incurred debt commitment fees of $1 million and $7 million, respectively, which are included within interest and other expense in the condensed consolidated statements of income.

On the Closing Date, the Company repaid the entire outstanding principal amount of $231 million on its previously existing term loan facility originally scheduled to mature on February 11, 2013, plus accrued and unpaid interest, as well as $585 million of debt assumed in the Acquisition.

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

Solely for purposes of this footnote, “WD” refers to Western Digital Corporation or one or more of its subsidiaries prior to the acquisition of HGST, “HGST” refers to HGST or one or more of its subsidiaries as of the Closing Date, and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST.

Intellectual Property Litigation

On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against WD, HGST, and one other company alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter began on July 18, 2011 and concluded on July 26, 2011 with a verdict against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows. WD and HGST have filed post-trial motions challenging the verdict and will evaluate their options for appeal after the court rules on the post-trial motions.

On December 8, 2008, plaintiffs MagSil Corporation and the Massachusetts Institute of Technology filed a complaint in the District of Delaware against WD, HGST and six other companies in the disk drive industry alleging infringement of U.S. Patent Nos. 5,629,922 and 5,835,314. The complaint seeks unspecified monetary damages and injunctive relief. The asserted patents allegedly relate to tunneling magneto resistive technology. In January 2010, MagSil amended its complaint to allege infringement of only the ‘922 patent. As disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on August 13, 2010, MagSil and WD settled the matter for an amount that was not material to the Company’s financial position, results of operations or cash flows. With respect to the claim pending against HGST, in February 2011, HGST obtained a ruling invalidating the patent on summary judgment. MagSil has appealed the decision. HGST intends to defend itself vigorously in this matter.

On July 15, 2009, plaintiffs Carl B. Collins and Farzin Davanloo filed a complaint in the Eastern District of Texas against WD, HGST and nine other companies alleging infringement of U.S. Patent Nos. 5,411,797 and 5,478,650. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to nanophase diamond films. On October 11, 2011, plaintiffs and WD filed a joint motion to stay all deadlines applicable to claims involving WD, indicating that the parties had reached an agreement in principle that would resolve the case for an immaterial amount that was accrued by the Company in the first quarter of fiscal 2012. The court approved the motion on October 13, 2011. Plaintiffs and WD entered into a formal written settlement agreement on November 18, 2011, and the court granted an order dismissing the case as to WD with prejudice on December 7, 2011. With respect to the claim pending against HGST, mediation in the matter was held on March 20, 2012, and the parties reached an agreement in principle to settle the case for an immaterial amount that was accrued by the Company in the third quarter of fiscal 2012. No formal settlement agreement has been entered into, however, and there is no assurance that settlement will be reached. Any such settlement would require court approval before it can become final. Absent settlement, HGST intends to continue to defend itself vigorously in this matter.

On December 7, 2009, plaintiff Nazomi Communications filed a complaint in the Eastern District of Texas against WD and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Plaintiffs dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. WD intends to defend itself vigorously in this matter.

On January 5, 2010, plaintiff Enova Technology Corporation filed a complaint in the District of Delaware against WD and Initio Corporation alleging infringement of U.S. Patent Nos. 7,136,995 and 7,386,734. Plaintiff subsequently amended its complaint to include an additional party and additionally allege infringement of U.S. Patent No. 7,900,057. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to real time full disk encryption application specific integrated circuits, or ASICs. WD intends to defend itself vigorously in this matter.

On November 10, 2010, plaintiff Rembrandt Data Storage filed a complaint in the Western District of Wisconsin against WD alleging infringement of U.S. Patent Nos. 5,995,342 and 6,195,232. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to specific thin film heads having solenoid coils. After a favorable claim construction ruling by the court, WD secured a stipulation from plaintiff to dismiss the case. Plaintiff has indicated it will appeal the court’s claim construction ruling. WD intends to continue to defend itself vigorously in this matter.

On December 1, 2010, Rambus, Inc. filed a complaint with the U.S. International Trade Commission pursuant to 19 U.S.C. Section 1337 alleging that six “Primary Respondent” semiconductor chip companies and twenty-seven “Customer Respondents,” including HGST, infringe various U.S. patents. On December 29, 2010, the U.S. International Trade Commission initiated an investigation into Rambus’s allegations in response to the complaint. HGST is accused of infringing U.S. Patent Nos. 6,591,353; 7,287,109; 7,602,857; 7,602,858; and 7,715,494. The complaint alleges that certain of HGST’s hard drives that contain Double data rate-type memory controllers, Serial Advanced Technology Attachment interfaces, Peripheral Component Interconnect Express interfaces, DisplayPort interfaces, or Serial Attached SCSI interfaces infringe the patents. The complaint seeks to enjoin the importation into the U.S. of the allegedly infringing semiconductor chips and products. It also requests a cease-and-desist order preventing the parties from exhausting allegedly infringing inventory in the U.S. HGST intends to defend itself vigorously in this matter.

On August 1, 2011, plaintiff Guzik Technical Enterprises filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by plaintiff allegedly relate to devices used to test hard disk drive heads and media. WD has filed counterclaims against plaintiff for patent infringement of U.S. Patent Nos. 5,844,420; 5,640,089; 6,891,696; and 7,480,116. The patents asserted by WD relate to devices and methods used in the testing of hard disk drive heads and media. WD intends to defend itself vigorously in this matter.

On September 6, 2011, plaintiff Powerline Innovations filed a complaint in the Eastern District of Texas against WD alleging infringement of U.S. Patent No. 5,471,190. Plaintiff is seeking unspecified monetary damages, fees and costs. The asserted patent allegedly relates to power line Ethernet communications. The Company is being indemnified by a third party. All three parties entered into a formal written settlement agreement on January 9, 2012, and the court granted an order dismissing the case as to WD with prejudice on February 6, 2012.

Seagate Matter

On October 4, 2006, plaintiff Seagate Technology LLC (“Seagate”) filed an action in the District Court of Hennepin County, Minnesota, naming as defendants WD and one of its now former employees previously employed by Seagate. The complaint in the action alleged claims based on supposed misappropriation of trade secrets and sought injunctive relief and unspecified monetary damages, fees and costs. On June 19, 2007, WD’s former employee filed a demand for arbitration with the American Arbitration Association. A motion to stay the litigation as against all defendants and to compel arbitration of all Seagate’s claims was granted on September 19, 2007. On September 23, 2010, Seagate filed a motion to amend its claims and add allegations based on the supposed misappropriation of additional confidential information, and the arbitrator granted Seagate’s motion. The arbitration hearing commenced on May 23, 2011 and concluded on July 11, 2011.

On November 18, 2011, the sole arbitrator ruled in favor of WD in connection with five of the eight alleged trade secrets at issue, based on evidence that such trade secrets were known publicly at the time the former employee joined WD. Based on a determination that the employee had fabricated evidence, the arbitrator then concluded that WD had to know of the fabrications. As a sanction, the arbitrator precluded any evidence or defense by WD disputing the validity, misappropriation, or use of the three remaining alleged trade secrets by WD, and entered judgment in favor of Seagate with respect to such trade secrets. Using an unjust enrichment theory of damages, the arbitrator issued an interim award against WD in the amount of $525 million plus pre-award interest at the Minnesota statutory rate of 10% per year. In his decision with respect to these three trade secrets, the arbitrator did not question the relevance, veracity or credibility of any of WD’s ten expert and fact witnesses (other than WD’s former employee), nor the authenticity of any other evidence WD presented. A hearing to consider the amount of pre-award interest was held on January 10, 2012. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million for a total final award of $630.4 million. On January 23, 2012, WD filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated. A hearing on the petition to vacate was held on March 1, 2012.

The Company believes the arbitrator exceeded his authority and refused to consider material evidence and that confirmation of the award would violate public policy. The Company strongly disputes the arbitrator’s conclusion that WD “had to know” of the alleged fabrication and believes that if all of its evidence had been properly considered it would have prevailed on all remaining claims. WD intends to pursue vigorously its motion to vacate the award and, if necessary, to appeal the award if it is confirmed by the District Court of Hennepin County, Minnesota. The Company does not believe it is probable that the arbitrator’s award will be sustained and accordingly has not recorded any cost or liability for the arbitrator’s award in excess of the amount previously accrued by the Company ($25 million). There is no assurance that WD’s efforts to vacate the award or to overturn the award on appeal if it is confirmed by the District Court of Hennepin County, Minnesota will be successful. It is reasonably possible that losses with respect to this matter could range from $0 to $605.4 million in excess of the amount previously accrued ($25 million). This estimate does not include additional interest (as simple interest, not compounding) at the Minnesota statutory rate of 10% per year, which will continue to accrue on the amount of the final award ($630.4 million) while WD pursues its motion to vacate the award, and if necessary, an appeal if the motion to vacate the award is unsuccessful.

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

6. Income Taxes

The Company’s income tax provision for the three months ended March 30, 2012 was $55 million as compared to $13 million in the prior-year period. The Company’s income tax provision for the nine months ended March 30, 2012 was $88 million as compared to $41 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.

In the three months ended March 30, 2012, the Company recorded a net increase of $45 million in its liability for unrecognized tax benefits. This includes $41 million related to the Acquisition. As of March 30, 2012, the Company had a recorded liability for unrecognized tax benefits of approximately $277 million. Interest and penalties recognized on such amounts were not material.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007. In September 2011, the Company received a final Revenue Agent Report (“RAR”) and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to the Company’s income tax provision. The Company has also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. The Company disagrees with the proposed adjustments. In May 2011, the Company filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of the Company’s fiscal years 2008 and 2009 and Komag’s fiscal year ended September 5, 2007.

The Company believes that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 30, 2012, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$869	$—	$—	$869
U.S. Treasury securities	—	33	—	33
U.S. Government agency securities	—	63	—	63

Total cash equivalents	869	96	—	965

Foreign exchange contracts	—	6	—	6
Auction-rate securities	—	—	14	14

Total assets at fair value	$869	$102	$14	$985

Liabilities:
Foreign exchange contracts	—	(3)	—	(3)

Total liabilities at fair value	$—	$(3)	$—	$(3)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 1, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$721	$—	$—	$721
U.S. Treasury securities	—	60	—	60
U.S. Government agency securities	—	78	—	78

Total cash equivalents	721	138	—	859
Auction-rate securities	—	—	15	15

Total assets at fair value	$721	$138	$15	$874

Liabilities:
Foreign exchange contracts	—	(5)	—	(5)

Total liabilities at fair value	$—	$(5)	$—	$(5)

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

Auction-Rate Securities. The Company’s auction-rate securities have maturity dates through 2050, are primarily backed by insurance products and are accounted for as available-for-sale securities. These investments are classified as long-term investments and recorded within other non-current assets in the condensed consolidated balance sheets. Auction-rate securities are valued by a third party using trade information related to the secondary market.

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the Thai Baht, Malaysian Ringgit, Japanese Yen, Singapore Dollar, Philippine Peso, Euro and British Pound Sterling. Foreign exchange contracts are classified within other current liabilities in the condensed consolidated balance sheets. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.

In the three months ended March 30, 2012, the Company had a $1 million settlement in its Level 3 financial assets measured on a recurring basis, reducing the balance from $15 million to $14 million. In the six months ended December 30, 2011, there were no changes in Level 3 financial assets measured on a recurring basis.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading or speculative purposes. As of March 30, 2012, the Company had outstanding foreign exchange contracts with commercial banks for Thai Baht, Malaysian Ringgit, Japanese Yen, Singapore Dollar, Philippine Peso, Euro and British Pound Sterling. Thai Baht contracts are designated as either cash flow or fair value hedges. Malaysian Ringgit and Japanese Yen contracts are designated as cash flow hedges. Singapore Dollar, Philippine Peso, Euro and British Pound Sterling contracts are designated as fair value hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. As of March 30, 2012, the net amount of unrealized gains expected to be reclassified into earnings within the next 12 months was $2 million.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements during the three and nine months ended March 30, 2012 and April 1, 2011.

As of March 30, 2012, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $680 million and $2.1 billion, and closed $598 million and $2.2 billion in foreign exchange contracts in the three and nine months ended March 30, 2012, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Mar. 30, 2012		Jul. 1, 2011		Mar. 30, 2012		Jul. 1, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$6	—	—	Accrued expenses	$3	Accrued expenses	$5

The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	Mar. 30, 2012		Apr 1, 2011			Mar. 30, 2012		Apr 1, 2011
Foreign exchange contracts	$15	$9	$2	$76	Cost of revenue	$(1)	$2	$15	$79

The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and nine months ended March 30, 2012 and April 1, 2011.

9. Stock-Based Compensation

In connection with the Acquisition, the Company assumed all of the unvested stock options, stock appreciation rights (“SARs”), and restricted stock unit awards (“RSUs”) outstanding under HGST’s stock plans as of the Closing Date. The assumed stock options, SARs and RSUs were converted into equivalent stock options, SARs and RSUs with respect to shares of the Company’s common stock using an equity award exchange ratio. As of the Closing Date, March 8, 2012, options to purchase 4.2 million shares of the Company’s common stock, 0.4 million RSUs, and 1.9 million SARs were outstanding under these assumed awards. No new awards may be granted under the HGST stock plans

During the three and nine months ended March 30, 2012, the Company recognized in expense $11 million and $35 million, respectively, for stock-based compensation related to the ESPP and the vesting of options issued under the Company’s stock option plans or assumed in connection with the Acquisition, compared to $9 million and $29 million in the comparative prior-year periods. As of March 30, 2012, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $137 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.3 years.

During the three months ended March 30, 2012, the Company recognized in expense $1 million related to the vesting of cash-settled SARs assumed under the HGST stock plans. As of March 30, 2012, the Company had a total liability of $32 million related to SARs included in accrued liabilities in the accompanying condensed consolidated balance sheet. As of March 30, 2012, total compensation cost related to unvested SARs issued to employees but not yet recognized was $32 million and will be accrued on a straight-line basis over a weighted average service period of approximately 2.0 years.

As indicated above, approximately 0.4 million RSUs were outstanding at the Closing Date in connection with the RSUs assumed in the Acquisition. In addition, the Company granted approximately 1.1 million RSUs during the nine months ended March 30, 2012, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of the shares underlying the RSUs was $49 million at the date of grant or, in the case of the RSUs assumed in the Acquisition, at the date of assumption. The compensation expense for granted and assumed RSUs is being recognized as expense over the corresponding vesting periods of the awards. For purposes of recognizing awards granted, the Company has assumed a forfeiture rate of 2.29% based on a historical analysis indicating forfeitures for these types of awards. During the three and nine months ended March 30, 2012, the Company recognized in expense $9 million and $25 million, respectively, related to the vesting of awards of RSUs compared to $8 million and $25 million in the comparative prior-year periods. As of March 30, 2012, the aggregate unamortized fair value of all unvested RSUs was $53 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.6 years.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2011	10.2	$22.49
Granted	2.5	29.64
Exercised	(0.2)	7.99

Options outstanding at September 30, 2011	12.5	$24.20
Granted	0.2	26.20
Exercised	(0.2)	15.38

Options outstanding at December 30, 2011	12.5	$24.34
Granted	0.1	38.33
Assumed	4.2	8.47
Exercised	(0.9)	20.99

Options outstanding at March 30, 2012	15.9	$20.49	4.7	$333

Exercisable at March 30, 2012	7.3	$19.43	3.8	$160

Vested and expected to vest after March 30, 2012	13.1	$20.24	4.5	$276

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of March 30, 2012, the Company had options outstanding to purchase an aggregate of 15.9 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $333 million at that date. During the three and nine months ended March 30, 2012, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $15 million and $23 million, respectively, determined as of the date of exercise, compared to $9 million and $20 million in the comparative prior-year periods.

SARs Activity

The share-based compensation liability for SARs assumed is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. The Company uses estimated forfeiture rates on unvested awards to calculate a liability only for those SARs expected to vest. The total vested portion of the SARs represents the proportion of the fair value of the SARs vested based upon the percentage of the required service rendered at the reporting date. As of March 30, 2012, 1.8 million SARs were outstanding with a weighted average exercise price of $7.61. SARs activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 30, 2012.

Fair Value Disclosure — Binomial Model

The fair value of stock options and SARs granted or assumed is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and SARs and the expected employee termination rate. The Company uses historical data to estimate exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option or SAR is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Mar. 30, 2012	Apr. 1, 2011	Mar. 30, 2012	Apr. 1, 2011
Suboptimal exercise factor	1.80	1.81	1.81	1.81
Range of risk-free interest rates	0.19% to 1.61%	0.27% to 2.90%	0.12% to 1.61%	0.26% to 2.90%
Range of expected stock price volatility	0.43 to 0.53	0.41 to 0.56	0.41 to 0.55	0.41 to 0.59
Weighted average expected volatility	0.48	0.49	0.48	0.52
Post-vesting termination rate	2.51%	2.95%	2.62%	2.44%
Dividend yield	—	—	—	—
Fair value	$15.46	$14.71	$12.09	$11.39

The weighted average expected term of the Company’s stock options and SARs granted or assumed during the three and nine months ended March 30, 2012 was 5.0 years and 4.9 years, compared to 5.0 years and 4.7 years, respectively, in the comparative prior-year periods.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1 or December 1. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 30, 2012 and April 1, 2011.

RSU Activity

The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at July 1, 2011	3.1	$28.85
Granted	0.9	29.64
Vested	(0.6)	23.94

RSUs outstanding at September 30, 2011	3.4	$29.83
Granted	0.1	26.30
Vested	(0.1)	19.54

RSUs outstanding at December 30, 2011	3.4	$30.00
Granted	0.1	38.38
Assumed	0.4	38.98
Vested	(0.6)	34.17

RSUs outstanding at March 30, 2012	3.3	$32.33

Expected to vest after March 30, 2012	3.2	$32.44

10. Pensions and Other Post-retirement Benefit Plans

In connection with the Acquisition, the Company assumed pension and other post-retirement benefit plans in various countries, including Japan, the Philippines, Thailand and Taiwan. The values assigned to the plan assets and benefit plan liabilities are preliminary and may be adjusted as further information becomes available (see also Note 11). The expected long-term rate of return on plan assets is 3.5%.

The following table presents the unfunded status of the benefit obligations and plan assets as of March 30, 2012 (in millions):

	Mar. 30, 2012
	Japan Pension Benefits	Other Benefits
Benefit obligation	$288	$29
Fair value of plan assets	(163)	—

Unfunded status	$125	$29

The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets as of March 30, 2012 (in millions):

	Mar. 30, 2012
	Japan Pension Benefits	Other Benefits
Current liabilities	$3	$1
Non-current liabilities	122	28

Net amount recognized	$125	$29

The net periodic benefit cost of the Company’s assumed pension plans was not material to the condensed consolidated financial statements in the three and nine months ended March 30, 2012 and April 1, 2011. In fiscal 2012, the Company expects to pay contributions of $4 million for its Japanese pension plans.

11. HGST Acquisition

On March 8, 2012, the Company, through Western Digital Ireland (“WDI”), its indirect wholly-owned subsidiary, completed the Acquisition pursuant to a Stock Purchase Agreement, dated March 7, 2011 (the “SPA”). HGST is a developer and manufacturer of storage devices. As a result of the Acquisition, HGST became an indirect wholly-owned subsidiary of the Company. The preliminary, aggregate purchase price of the Acquisition was approximately $4.7 billion, which was paid on the Closing Date and funded with $3.7 billion of existing cash and cash from new debt, as well as 25 million newly issued shares of the Company’s common stock with a fair value of $877 million. The fair value of the newly issued shares of the Company’s common stock was determined based on the closing market price of the Company’s shares of common stock on the date of the Acquisition, less a 10% discount for lack of marketability as the shares issued are subject to a restriction that limits their trade or transfer for one year from the Closing Date. The purchase price consideration included preliminary estimates of the working capital assets acquired and liabilities assumed, and therefore, may be adjusted when finalized. The Acquisition is intended over time, and subject to compliance with applicable regulatory conditions imposed on the Acquisition, to result in a more efficient and innovative customer-focused storage company with significant operating scale, strong global talent and a broad product lineup backed by a rich technology portfolio. HGST’s results of operations since the date of the Acquisition are included in the accompanying condensed consolidated financial statements.

The total preliminary purchase price for HGST was approximately $4.7 billion and was comprised of:

Mar. 8,
2012
(in millions)
Acquisition of all issued and outstanding paid-up share capital of HGST	$4,612
Preliminary fair value of stock options, restricted stock-based awards and SARs assumed	102

Total	$4,714

The preliminary fair values of stock options and SARs assumed were estimated using a Binomial option-pricing model. See “Stock-Based Compensation” included below in this Note 11 for a further discussion concerning stock awards assumed as a result of the Acquisition.

The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the Closing Date, and allocated the remaining value of approximately $1.7 billion to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the Acquisition. Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities, including, but is not limited to, unidentified claims from suppliers or other contingent obligations, the amounts required to settle them, the progress or outcomes of various litigation, pension plans and the value of deferred taxes. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill. The preliminary purchase price allocation was as follows (in millions):

Mar. 8,
2012
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$194
Accounts receivable	1,293
Inventories	723
Other current assets	187
Property, plant and equipment	1,974
Other non-current assets	106
Accounts payable	(841)
Accrued liabilities	(585)
Debt assumed	(585)
Pension and other post-retirement benefit liabilities	(145)
Other liabilities	(100)
Intangible assets	793
Goodwill	1,700

Total	$4,714

During the three and nine months ended March 30, 2012, through the Closing Date, the Company incurred $34 million and $61 million, respectively, of expenses related to the Acquisition, of which $33 million and $54 million are included within selling, general and administrative expense in the condensed consolidated statements of income. The remaining $1 million and $7 million of expenses related to the Acquisition in the three and nine months ended March 30, 2012 through the Closing date, related to debt commitment fees, which are included within interest and other expense in the condensed consolidated statements of income.

Property, Plant and Equipment

The property, plant and equipment acquired as part of the Acquisition were valued using either the replacement cost or market value approach, as appropriate, as of the Closing Date. The following table summarizes the preliminary estimated fair value of the property, plant and equipment acquired from HGST and their estimated useful lives:

		Estimated
	Estimated Fair Value	Weighted-Average Useful Life
	(In millions)	(In years)
Land	$342	—
Buildings	239	30.0
Machinery and equipment	1,354	3.0
Furniture and fixtures	5	2.9
Leasehold improvements	34	4.8

Total property, plant and equipment	$1,974

Inventories

The Company acquired $723 million of inventories as a result of the Acquisition. Finished goods were valued at estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort, or at estimated replacement costs for certain components. Raw materials were valued at estimated replacement cost at the Closing Date.

Warranty

The product warranty obligation assumed as a result of Acquisition was recognized at its estimated fair value of $139 million.

Stock-Based Compensation

In connection with the Acquisition, each outstanding HGST option, cash-settled SAR and RSU that was unvested as of the Closing Date was converted into equivalent options, cash-settled SARs and RSUs, with respect to shares of the Company’s common stock, using an equity award exchange ratio in accordance with the SPA. All awards will be recognized by the Company over the remaining service periods. As of March 30, 2012, the future expense for the converted HGST unvested options, SARs and RSUs was $103 million, which will be recognized over a weighted average service period of approximately 2.1 years.

Identifiable Intangible Assets Acquired

The following table summarizes the preliminary fair values and estimated useful lives of the intangibles acquired from HGST:

		Estimated
	Estimated Fair Value	Weighted- Average Useful Life
	(In millions)	(In years)
Existing technology	$431	3.7
Customer relationships	146	3.4
Joint development agreement	35	2.5
Trade names	26	3.0
Non-compete agreement	3	5.0
In-process research and development	140	—
Leasehold interests	12	5.0

Total acquired identifiable intangible assets	$793

The fair values of the identifiable intangible assets acquired from HGST were estimated using an income approach. The fair value of the intangible assets will be amortized to cost of revenue over their weighted average useful lives, with the exception of intangible assets related to customer relationships and acquired in-process research and development projects. Customer relationship intangible assets will be amortized to operating expense over their weighted average useful lives. HGST had in-process research and development projects associated with areal density improvements that had not yet reached technological feasibility as of the Closing Date. These projects are expected to incorporate significant changes in the magnetic structure of the media to achieve higher recording density for the Company. Accordingly, the Company recorded indefinite-lived intangible assets of $140 million for the fair value of these projects, which will not initially be amortized. Instead, the projects will be tested on an annual basis or more frequently whenever events or changes in circumstances indicate that the projects may be impaired or may have reached technological feasibility. Once a project reaches technological feasibility, the Company will begin to amortize the intangible asset over its estimated useful life.

Adverse/Favorable Leasehold Interests

The Company analyzed the contractual facility leases assumed as part of the Acquisition to determine the fair value of the leasehold interests. An adverse leasehold position exists when the present value of the contractual rental obligation is greater than the present value of the market rental obligation, and conversely for a favorable leasehold interest. The Company recorded a net favorable leasehold interest of $12 million, which is classified within intangible assets in the preliminary purchase price allocation table above in this Note 11. The $12 million will be amortized to cost of revenue over the average lease term of five years.

Goodwill

The $1.7 billion of goodwill recognized is primarily attributable to the benefits, subject to compliance with applicable regulatory conditions imposed on the Acquisition, the Company expects to derive from a more efficient and innovative customer-focused storage company with significant operating scale, strong global talent and a broad product lineup backed by a rich technology portfolio. None of the goodwill is expected to be deductible for tax purposes.

The changes in the carrying amount of goodwill for the nine months ended March 30, 2012 are as follows (in millions):

Balance at July 1, 2011	$151
Goodwill acquired from the Acquisition	1,700

Balance at March 30, 2012	$1,851

The Company is currently assessing the number of reporting units under which goodwill will be allocated and tested for impairment.

HGST Revenue and Net Income

The amount of revenue and earnings attributable to HGST in the Company’s condensed consolidated statement of income during the three and nine months ended March 30, 2012 from the Closing Date were as follows:

	Three Months Ended	Nine Months Ended
	Mar. 30, 2012	Mar. 30, 2012
(in millions)
Revenue	$614	$614
Net income	$40	$40

Regulatory Conditions

In connection with the regulatory approval process, the Company announced on February 28, 2012 that it had reached an agreement with Toshiba Corporation (“Toshiba”) to, subject to regulatory approval, divest certain assets related to the production of 3.5-inch hard drives to address the requirements of regulatory agencies that had conditionally approved the Acquisition. In addition, subject to completion of the divestiture transaction, the Company agreed to the purchase of Toshiba Storage Device (Thailand) Company Limited (“TSDT”) by WDI. The net assets of TSDT consist primarily of real estate and receivables. The divestiture transaction and the acquisition of TSDT are not expected to have a material impact on the Company’s consolidated financial statements. This divestiture transaction has received all required regulatory approvals and must be completed within the time periods agreed upon with the jurisdictions whose approval of the Acquisition was conditioned on the divestiture, subject to any extensions that are obtained.

Maintenance of Competitive Requirement

In connection with the regulatory approval process of the Acquisition, the Company agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). The Company is working closely with MOFCOM to finalize an operations plan that is expected to outline in more detail the conditions of the competitive requirement.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, HGST and TSDT as well as the related proposed divestiture of assets to Toshiba, on a pro forma basis, as though the combinations and divestiture had occurred as of the beginning of fiscal 2011. The pro forma financial information presented includes the effects of adjustments related to the fair value of acquired inventory and warranty obligation, acquired or divested fixed assets, amortization charges from acquired intangible assets, depreciation charges from acquired or divested fixed assets and the elimination of certain activities excluded from the transactions. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions, divestiture and any borrowings undertaken to finance the acquisitions had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Three months ended		Nine months ended
	Mar. 30,	Apr. 1,	Mar. 30,	Apr. 1,
(in millions, except per share amounts)	2012	2011	2012	2011
Revenue	$4,497	$3,654	$12,091	$11,566
Net income	$715	$160	$1,284	$718
Basic income per common share	$2.69	$0.62	$4.92	$2.80
Diluted income per common share	$2.64	$0.61	$4.85	$2.76

12. Thailand Flooding

In October 2011, severe flooding in Thailand inundated all of the Company’s Thailand manufacturing facilities and submerged certain equipment located there. These facilities included the Company’s magnetic head slider fabrication facilities, as well as its hard drive, head gimbal assembly and head stack assembly facilities. As a result, the Company recorded $15 million and $214 million of net flood-related charges in the three and nine months ended March 30, 2012, including fixed asset impairments, recovery charges, a write-down of damaged inventory and wage continuation during the shutdown period of the Company’s facilities, offset by $21 million of insurance recoveries and other cost reimbursements. These charges are separately stated as a line item, “Charges related to flooding, net,” within operating expenses on the accompanying condensed consolidated statements of income.

The following table summarizes the flood-related charges for the six months ended March 30, 2012 (in millions):

	Impairment of Property, Plant and Equipment	Recovery Charges	Inventory Write- Downs	Wage Continuation	Total
Accrual for flood-related charges at September 30, 2011	$—	$—	$—	$—	$—
Flood-related charges	109	39	28	23	199
Cash payments	—	(20)	—	(23)	(43)
Inventory write-off	—	—	(28)	—	(28)
Non-cash charges	(109)	—	—	—	(109)

Accrual for flood-related charges at December 30, 2011	$—	$19	$—	$—	$19
Flood-related charges	10	22	—	4	36
Cash payments	—	(33)	—	(4)	(37)
Non-cash charges	(10)	—	—	—	(10)

Accrual for flood-related charges at March 30, 2012	$—	$8	$—	$—	$8

The accrued balance of $8 million is expected to be paid in the Company’s fourth quarter of fiscal 2012 and is included within accrued expenses in the accompanying condensed consolidated balance sheets. The Company maintains insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. The Company has submitted claims to its insurers and is awaiting a determination of how much of its total losses will be covered by insurance. For an additional discussion of the Thailand flooding, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

13. Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). The new standard requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB deferred certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. The Company is currently evaluating how it will report comprehensive income, but the adoption of either method will constitute a change in the Company’s financial statement presentation.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand in the June quarter and the ability of the industry to support this demand;

•	expectations regarding the shipment of drives in the June quarter with sliders produced in our Penang, Malaysia facility;

•	expectations concerning the anticipated benefits of our acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd.;

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	our entry into and position in the traditional enterprise market;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	our share repurchase plans;

•	our stock price volatility;

•

expectations regarding the outcome of legal proceedings in which we are involved, including the outcome of our motion to vacate the award entered against us in our arbitration with Seagate Technology LLC and, if necessary, our appeal of the award;

•	our beliefs regarding the adequacy of our tax provisions and the timing of future payments, if any, relating to the unrecognized tax benefits;

•	contributions to our pension plans in fiscal 2012;

•	expectations regarding our capital expenditure plans in fiscal 2012 and calendar 2012, and depreciation and amortization for fiscal 2012;and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.

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

Acquisition

Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”) Acquisition

On March 8, 2012 ( the “Closing Date”), we, through Western Digital Ireland (“WDI”), our indirect wholly-owned subsidiary, completed the acquisition (the “Acquisition”) of all the issued and outstanding paid-up share capital of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”), from Hitachi Ltd. (“Hitachi”), pursuant to a Stock Purchase Agreement, dated March 7, 2011, among us, WDI, Hitachi and HGST (the “SPA”). The Acquisition is intended over time, and subject to compliance with applicable regulatory conditions imposed on the Acquisition, to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and a broad product lineup backed by a rich technology portfolio.

The preliminary, aggregate purchase price of the Acquisition amounted to approximately $4.7 billion, which was paid on the Closing Date and funded with existing cash, new debt, and 25 million newly issued shares of our common stock. The cash portion of the purchase price is subject to a post-closing adjustment (an increase or a decrease) that has not been determined for changes in the working capital of HGST and certain other payments and expenses.

Following the issuance of the 25 million shares of our common stock to Hitachi in accordance with the SPA, Hitachi owns approximately ten percent of our outstanding shares of common stock. The shares issued to Hitachi are subject to a restriction that limits their trade or transfer for one year from the Closing Date. Pursuant to the terms of a separate Investor Rights Agreement we entered into with Hitachi in connection with the Acquisition, Hitachi has the right to designate two individuals (the “Hitachi Designees”) to serve as directors on our Board of Directors. This right will terminate (i) with respect to one of the Hitachi Designees, at the end of the second full calendar year following the Closing Date, (ii) in the event Hitachi ceases to beneficially own at least 50% of the shares of our common stock it received in connection with the Acquisition, (iii) if Hitachi has sold at least 10% of the shares of our common stock it received in connection with the Acquisition, in the event that Hitachi ceases to beneficially own at least 5% of our outstanding common stock, (iv) upon Hitachi’s breach of certain standstill or transfer restriction obligations of the Investor Rights Agreement, or (v) upon Hitachi’s material breach of a separate Agreement Not to Compete that we entered into with Hitachi on the Closing Date.

On the Closing Date, WDC, WDI and Western Digital Technologies, Inc. (“WDT”) entered into a five-year credit agreement (the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto. The Credit Facility provides for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility is WDI and the revolving credit facility is available to both WDI and WDT. The $2.3 billion term loans and $500 million revolving loans were used, together with additional cash and the 25 million newly issued shares of our common stock, to fund the Acquisition. See “Liquidity and Capital Resources—Contractual Obligations and Commitments” for a further description of the Credit Facility.

Maintenance of Competitive Requirement

In connection with the regulatory approval process of the Acquisition, we agreed to certain conditions required by the Chinese Ministry of Commerce (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). We are working closely with MOFCOM to finalize an operations plan that is expected to outline in more detail the conditions of the competitive requirement.

Regulatory Conditions

In connection with the regulatory approval process, we announced on February 28, 2012 that we had reached an agreement with Toshiba Corporation (“Toshiba”) to, subject to regulatory approval, divest certain assets related to the production of 3.5-inch hard drives to address the requirements of regulatory agencies that had conditionally approved the Acquisition. In addition, subject to completion of the divestiture transaction, we agreed to the purchase of Toshiba Storage Device (Thailand) Company Limited (“TSDT”) by WDI. The net assets of TSDT consist primarily of real estate and receivables. The divestiture transaction and the acquisition of TSDT are not expected to have a material impact on our consolidated financial statements. This divestiture transaction has received all required regulatory approvals and must be completed within the time periods agreed upon with the jurisdictions whose approval of the Acquisition was conditioned on the divestiture, subject to any extensions that are obtained.

Thailand Flooding

We suspended production in all of our Thailand manufacturing facilities during the week of October 10, 2011 due to severe flooding in Thailand, where flood waters inundated our facilities and submerged certain equipment located there. The flooded facilities in Thailand included our magnetic head slider fabrication facilities, which supplied a substantial majority of our magnetic head requirements prior to the flooding. The flooded facilities in Thailand also included our hard drive, head gimbal assembly (“HGA”) and head stack assembly (“HSA”) facilities. In addition to the temporary suspension of our Thailand operations and the internal slider shortages, we experienced other shortages of component parts in the December and March quarters from vendors located in several Thailand industrial parks that were flooded or affected by protective plant shutdowns.

Since the flooding, we have restarted and continue to increase hard drive production capacity and have recommenced slider production in Thailand. We are also extending slider production capacity into Malaysia and expect to begin shipping hard drives with sliders produced in Malaysia in the June quarter. We believe we now have the capability to adequately meet anticipated customer demand.

In the three and nine months ended March 30, 2012, we recorded $15 million and $214 million of charges related to the flooding, respectively. Total charges in the three months ended March 30, 2012 included $10 million of fixed asset impairments, $22 million of recovery charges and $4 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements. Total charges in the nine months ended March 30, 2012 included $119 million of fixed asset impairments, $61 million of recovery charges, $28 million of write-downs of damaged inventory and $27 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements. We maintain insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. We have submitted claims to our insurers and are awaiting a determination of how much of our total losses will be covered by insurance. It is reasonably possible that the final losses that we incur in connection with the flood damage and our business interruption will exceed the limits of our insurance policies.

Third Quarter Overview

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), operating results for HGST prior to the date of the Acquisition are not included in our operating results, affecting our discussion of changes in our revenues and expenses for the periods prior to the Acquisition as compared to the periods after the Acquisition.

For the March quarter, we believe that overall hard drive industry shipments totaled approximately 146 million units, down 9% from the prior-year period and up 23% sequentially from the December quarter. We also believe that the industry growth in the March quarter compared to the December quarter was a result of the industry recovering from the Thailand flooding.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Mar. 30, 2012		Apr. 1, 2011		Mar. 30, 2012		Apr. 1, 2011
Net revenue	$3,035	100.0%	$2,252	100.0%	$7,724	100.0%	$7,123	100.0%
Gross margin	977	32.2	410	18.2	2,166	28.0	1,322	18.6
Total operating expenses	435	14.3	252	11.2	1,203	15.6	713	10.0
Operating income	542	17.9	158	7.0	963	12.5	609	8.5
Net income	483	15.9	146	6.5	867	11.2	568	8.0

The following is a summary of our financial performance for the third quarter of 2012:

•	Consolidated net revenue totaled $3.0 billion.

•	HGST contributed $614 million to our consolidated net revenue.

•

30% of our hard drive revenue was derived from non-compute and enterprise markets, which include CE products, enterprise applications, and branded products, as compared to 36% in the prior-year period.

•	Hard drive unit shipments decreased by 11% from the prior-year period to 44.2 million units.

•	Gross margin increased to 32.2%, compared to 18.2% for the prior-year period.

•	Operating income, including a net $15 million of charges related to the Thailand flooding and $33 million of Acquisition-related expenses, was $542 million, an increase of $384 million from the prior-year period.

•	We generated $1.2 billion in cash flow from operations in the third quarter of fiscal 2012, and we finished the quarter with $3.4 billion in cash and cash equivalents.

For the June quarter, we expect overall hard drive industry shipments to be approximately 155 to 160 million units. We believe there is sufficient capacity in the industry to support demand. As our recovery from the Thailand flooding is essentially complete, we believe our pricing in the June quarter will be reflective of current market conditions. We believe our revenue in the June quarter, which will include a full-quarter of HGST revenue, will significantly increase from the March quarter.

Results of Operations

Net Revenue

	Three Months Ended			Nine Months Ended
(in millions, except percentages and average selling price)	Mar. 30, 2012	Apr. 1, 2011	Percentage Change	Mar. 30, 2012	Apr. 1, 2011	Percentage Change
Net revenue	$3,035	$2,252	35%	$7,724	$7,123	8%
Average selling price (per unit)*	$68	$45	51%	$59	$46	28%

Revenues by Geography (%)
Americas	21%	22%		21%	23%
Europe, Middle East and Africa	18	24		20	24
Asia	61	54		59	53

Revenues by Channel (%)
OEM	64%	47%		59%	47%
Distributors	28	33		27	33
Retailers	8	20		14	20

Unit Shipments*
Compute	34.0	36.3		96.5	111.7
Non-compute	6.6	11.2		26.3	34.2
Enterprise	3.6	2.3		7.7	6.9

Total units shipped	44.2	49.8	(11)%	130.5	152.8	(15)%

*	Based on sales of hard drive units only.

For the quarter ended March 30, 2012, net revenue was $3.0 billion, an increase of 35% from the prior-year period. Our newly acquired operations from HGST contributed $614 million in net revenue. Total hard drive shipments decreased to 44.2 million units for the quarter ended March 30, 2012 as compared to 49.8 million units in the prior-year period. For the nine months ended March 30, 2012, net revenue was $7.7 billion, an increase of 8% from the prior-year period. Total hard drive shipments decreased to 130.5 million units for the nine months ended March 30, 2012, as compared to 152.8 million units for the prior-year period. These increases in net revenue resulted primarily from an increase in average selling price (“ASP”) and the contribution of the newly acquired operations of HGST, partially offset by a decrease in shipments. For the quarter ended March 30, 2012, ASP increased by $23, from $45 to $68. For the nine months ended March 30, 2012, ASP increased by $13, from $46 to $59. These increases in ASP for the three and nine months ended March 30, 2012 were directly related to the severe supply constraints across the hard drive industry brought about by the Thailand floods.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. However, during the three and nine months ended March 30, 2012, changes in revenue by geography and channel reflected our efforts to allocate products to our customers by balancing their immediate needs with their prevailing inventory positions in order to maximize the availability of hard drive products to the end customer within the shortest time horizon. For the three and nine months ended March 30, 2012, no customer accounted for 10% or more of our net revenue.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For both the three and nine months ended March 30, 2012, these programs represented 5% of gross revenues, compared to 12% and 11% in the comparative prior-year period. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. However, for the December and March quarters, sales incentive and marketing programs were significantly reduced due to the severe supply constraints across the hard drive industry brought about by the Thailand floods.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	Mar. 30, 2012	Apr. 1, 2011	Percentage Change	Mar. 30, 2012	Apr. 1, 2011	Percentage Change
Net revenue	$3,035	$2,252	35%	$7,724	$7,123	8%
Gross margin	977	410	138%	2,166	1,322	64%
Gross margin %	32.2%	18.2%		28.0%	18.6%

For the three months ended March 30, 2012, gross margin as a percentage of revenue increased to 32.2% as compared to 18.2% for the prior-year period. For the nine months ended March 30, 2012, gross margin as a percentage of revenue increased to 28.0% as compared to 18.6% for the prior-year period. These increases were primarily a result of higher ASPs, partially offset by increased costs per unit due to lower capacity utilization, increased use of air freight as opposed to less expensive sea freight, a higher mix of externally procured heads and higher costs for other components, in each case as a result of the impact of the Thailand flooding on our production and supply chain partners. In addition, the Company had an offset to gross margin of $91 million for costs recognized upon the sale of inventory that was written-up to fair value and $9 million for amortization of intangibles related to the Acquisition. In the fourth quarter of fiscal 2012, we estimate intangible asset amortization of $40 million to be included within cost of revenue.

Operating Expenses

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	Mar. 30, 2012	Apr. 1, 2011	Percentage Change	Mar. 30, 2012	Apr. 1, 2011	Percentage Change
R&D expense	$265	$179	48%	$649	$515	26%
SG&A expense	155	73	112%	340	198	72%
Charges related to flooding, net	15	—	—	214	—	—

Total operating expenses	$435	$252		$1,203	$713

Research and development (“R&D”) expense was $265 million for the three months ended March 30, 2012, an increase of $86 million from the prior-year period. For the nine months ended March 30, 2012, R&D expense was $649 million, an increase of $134 million from the prior-year period. These increases were primarily due to the continued investment in product development to support new programs and increases in variable incentive compensation, as well as the inclusion of HGST’s R&D activities since the Closing Date. As a percentage of net revenue, R&D expense increased to 8.7% and 8.4% in the three and nine months ended March 30, 2012, respectively, compared to 7.9% and 7.2% in the prior-year periods.

Selling, general and administrative (“SG&A”) expense was $155 million for the three months ended March 30, 2012, an increase of $82 million over the prior-year period. For the nine months ended March 30, 2012, SG&A expense was $340 million, an increase of $142 million over the prior-year period. These increases were primarily due to incremental acquisition-related expenses of $23 million and $44 million in the three and nine months ended March 30, 2012, respectively, and increases in variable incentive compensation, as well as the inclusion of SG&A expense from HGST since the Closing Date. SG&A expense as a percentage of net revenue increased to 5.1% and 4.4% in the three and nine months ended March 30, 2012, respectively, compared to 3.2% and 2.8% in the comparative prior-year periods. In the fourth quarter of fiscal 2012, we estimate intangible asset amortization of $10 million to be included within selling, general and administrative expense.

During the three months ended March 30, 2012, we recorded $15 million of charges related to the flooding, including $10 million of fixed asset impairments, $22 million of recovery charges and $4 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements. During the nine months ended March 30, 2012, we recorded $214 million of charges related to the flooding, including $119 million of fixed asset impairments, $61 million of recovery charges, $28 million of write-downs of damaged inventory and $27 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements.

Other Income (Expense)

Interest income for the three and nine months ended March 30, 2012 increased $1 million and $3 million, respectively, as compared to the prior-year periods primarily due to higher average daily invested cash balances for the periods. Interest and other expense for the three and nine months ended March 30, 2012 increased $6 million and $11 million, respectively, as compared to the prior-year periods. These increases were primarily due to interest on an increased debt balance and $1 million and $7 million of debt commitment fees incurred prior to the closing of the Acquisition in the three and nine months ended March 30, 2012, respectively.

Income Tax Provision

Our income tax provision for the three months ended March 30, 2012 was $55 million as compared to $13 million in the prior-year period. Our income tax provision for the nine months ended March 30, 2012 was $88 million as compared to $41 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates through 2023 and the current year generation of income tax credits.

In the three months ended March 30, 2012, we recorded a net increase of $45 million in our liability for unrecognized tax benefits. This includes $41 million related to the Acquisition. As of March 30, 2012, we had a recorded liability for unrecognized tax benefits of approximately $277 million. Interest and penalties recognized on such amounts were not material.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for us and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by us on September 5, 2007. In September 2011, we received a final Revenue Agent Report (“RAR”) and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to our income tax provision. We have also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. We disagree with the proposed adjustments. In May 2011, we filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of our fiscal years 2008 and 2009 and Komag’s fiscal year ended September 5, 2007.

We believe that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of March 30, 2012, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.

Arbitration Award

As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated. A hearing on the petition to vacate was held on March 1, 2012. Interest (as simple interest, not compounding) on the final award ($630.4 million) also accrues at the Minnesota statutory rate of 10% per year while we pursue our motion to vacate the award, and if necessary, an appeal if the motion to vacate the award is unsuccessful. We intend to pursue vigorously our motion to vacate the award and, if necessary, to appeal the award if it is confirmed by the District Court of Hennepin County Minnesota. The Company does not believe it is probable that the arbitrator’s award will be sustained and accordingly has not recorded any cost or liability for the arbitrator’s award in excess of the amount previously accrued by the Company ($25 million). We cannot make any assurances that we will be successful in our efforts to vacate the award or to overturn the award on appeal. If we are unsuccessful in these efforts, payment of the award, including interest, would adversely affect our financial condition, results of operations and cash flows. We will also be required to record a liability for the award if we should determine it is probable we will be required to pay the award.

Liquidity and Capital Resources

We ended the third quarter of fiscal 2012 with total cash and cash equivalents of $3.4 billion. The following table summarizes our statements of cash flows (in millions):

	Nine Months Ended
	Mar. 30, 2012	Apr. 1, 2011
Net cash flow provided by (used in):
Operating activities	$1,938	$1,208
Investing activities	(3,934)	(625)
Financing activities	1,889	(87)
Effect of exchange rate changes on cash	(6)	—

Net increase (decrease) in cash and cash equivalents	$(113)	$496

Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our current cash, cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We had cash and cash equivalents of $3.4 billion at March 30, 2012 and $3.5 billion at July 1, 2011, of which $2.1 billion and $3.0 billion was held outside of the United States at March 30, 2012 and July 1, 2011, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities

Net cash provided by operating activities was $1.9 billion and $1.2 billion during the nine months ended March 30, 2012 and the nine months ended April 1, 2011, respectively. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $363 million for the nine months ended March 30, 2012 as compared to $130 million for the prior-year period.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	Mar. 30, 2012	Apr. 1, 2011
Days sales outstanding	71	47
Days in inventory	57	28
Days payables outstanding	(123)	(73)

Cash conversion cycle	5	2

For the three months ended March 30, 2012, our days sales outstanding (“DSOs”) increased by 24 days, days in inventory (“DIOs”) increased by 29 days, and days payable outstanding (“DPOs”) increased by 50 days compared to the prior year period. These increases were primarily due to the impact of including HGST’s accounts receivable, inventory and accounts payable balances as of March 30, 2012, but only including HGST’s revenue and cost of sales from the date of Acquisition. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors payment term accommodations.

Investing Activities

Cash used in investing activities for the nine months ended March 30, 2012 was $3.9 billion as compared to $625 million for the prior-year period and consisted of $3.5 billion, net of cash acquired, used for the Acquisition and capital expenditures of $393 million. Cash used in investing activities for the nine months ended April 1, 2011 consisted of $625 million of capital expenditures.

For fiscal 2012, we expect capital expenditures to be approximately $750 million, which includes capital expenditures we expect to restore our capacity to pre-flood levels and enhance our supply chain infrastructure.

Our cash equivalents at March 30, 2012 were invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. During the nine months ended March 30, 2012, we settled $1 million of auction-rate securities, reducing the carrying value of these investments to $14 million.

Financing Activities

Net cash provided by financing activities for the nine months ended March 30, 2012 was $1.9 billion as compared to $87 million used in financing activities in the prior-year period. Net cash provided by financing activities for the nine months ended March 30, 2012 consisted of the $2.8 billion of proceeds borrowed under the Credit Facility in connection with the Acquisition, net of issuance costs, and a net $49 million provided by employee stock plans, offset by $935 million used to repay outstanding debt of the Company as well as debt assumed in the Acquisition. Net cash used in financing activities for the nine months ended April 1, 2011 consisted of $75 million used to repay debt and $50 million used to repurchase shares of our common stock, offset by a net $38 million provided by employee stock plans.

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

Contractual Obligations and Commitments

Acquisition — As a result of the Acquisition, the Company assumed contractual obligations and commitments from HGST. The following is a summary of the significant contractual cash obligations and commercial commitments assumed as a result of the Acquisition as of March 30, 2012 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital leases	$4	$1	$3	$—	$—
Operating leases	57	26	23	8	—
Purchase obligations	981	970	6	3	2

Total	$1,042	$997	$32	$11	$2

Long-Term Debt — On March 8, 2012, in connection with the Acquisition, WDI and WDT entered into the Credit Facility that provides for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The $2.3 billion term loan facility and $500 million available under the revolving credit facility were borrowed on the Closing Date and used to partially fund the Acquisition and repay our existing debt and debt assumed in the Acquisition. As of March 30, 2012, all $500 million remained outstanding under the revolving credit facility. As of March 30, 2012, the outstanding balance of the term loan facility was $2.2 billion. We are required to make principal payments on the term loan facility totaling $58 million through the remainder of 2012, $230 million a year for 2013 through 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) in 2017, with the term loan facility balance due and payable in full on March 8, 2017 (the “Maturity Date”). The outstanding amount of revolving credit loans are also required to be repaid on the Maturity Date. We intend to repay the revolving credit facility within one year; therefore, the outstanding balance of $500 million under the revolving credit facility is classified as a current liability on our condensed consolidated balance sheets. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for us and our subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, our ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of our assets, enter into certain speculative hedging arrangements and make any material change in the nature of our business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of March 30, 2012, we were in compliance with all covenants under the Credit Facility.

On March 8, 2012, the Company repaid the entire outstanding principal amount of $231 million on its previous term loan facility originally scheduled to mature on February 11, 2013, plus accrued and unpaid interest, as well as $585 million of assumed debt from the acquisition of HGST.

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

On November 15, 2011, we entered into an agreement with SAE Magnetics (H.K.) Ltd., a subsidiary of TDK (“SAE”), for the supply of heads, which includes quarterly minimum volumes for multiple quarters. The term of the agreement commenced in the third quarter of fiscal 2012. We have had an ongoing supply relationship for heads with SAE over periods spanning several years prior to this agreement.

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

Unrecognized Tax Benefits — As of March 30, 2012, the cash portion of our total recorded liability for unrecognized tax benefits was $167 million, which included $12 million related to the HGST acquisition. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program — Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. Since the inception of this program in 2005 through March 30, 2012, we have repurchased 20 million shares of our common stock for a total cost of $334 million. We did not repurchase any shares under this program during the nine months ended March 30, 2012. Subsequent to March 30, 2012 through May 8, 2012, the Company repurchased 7.8 million shares for a total cost of $305 million.

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

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected, as exemplified by the impact of the Thailand flooding on our operating results in the December quarter. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 9% to 12% of gross revenues per quarter. However, for the December and March quarters, sales incentive and marketing programs were 5% of gross revenues due to the severe supply constraints across the hard drive industry brought about by the Thailand floods. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue since the first quarter of fiscal 2011. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

Stock-based Compensation

We account for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options and stock appreciation rights granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan purchase rights are estimated using the Black-Scholes-Merton option-pricing model. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. We are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially affected.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Part I, Item I, Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for trading or speculative purposes. Currently, we focus on hedging our foreign currency risk related to the Thai Baht, Malaysian Ringgit, Japanese Yen, Singapore Dollar, Philippine Peso, Euro and British Pound Sterling. Thai Baht contracts are designated as either cash flow or fair value hedges. Malaysian Ringgit, Japanese Yen and Singapore Dollar contracts are designated as cash flow hedges. Singapore Dollar, Philippine Peso, Euro and British Pound Sterling contracts are designated as fair value hedges. See Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As of March 30, 2012, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gain
Foreign exchange contracts:
Japanese Yen cash flow hedges	$66	80.58	—
Malaysian Ringgit cash flow hedges	$318	3.09	$1
Singapore Dollar cash flow hedges	$4	1.25	—
Thai Baht cash flow hedges	$532	31.04	$1
British Pound Sterling fair value hedges	$2	0.63	—
Euro fair value hedges	$7	0.75	—
Philippine Peso fair value hedges	$3	42.62	—
Singapore Dollar fair value hedges	$22	1.27	—
Thai Baht fair value hedges	$298	31.10	—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and nine months ended March 30, 2012, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a LIBOR rate determined by reference to the British Bankers Association LIBOR Rate for the interest period relevant to such borrowing, subject to certain exceptions (the “Eurodollar Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate as announced by Bank of America, N.A. and (iii) the Eurodollar Rate plus 1.00% (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility ranges from 1.50% to 2.50% with respect to borrowings at the Eurodollar Rate and 0.50% to 1.50% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $27 million annually.

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

As a result of our acquisition of HGST on March 8, 2012, we have adopted certain existing controls of HGST; however, there has been no change in our internal control over financial reporting during the third fiscal quarter ended March 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A. RISK FACTORS

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended July 1, 2011. Except for the first four risk factors, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011. For convenience, all of our risk factors are included below.

The 2011 severe flooding in Thailand, which inundated our Thailand manufacturing facilities and resulted in the temporary suspension of all production in those facilities, has affected, and will continue to affect, our near-term business, results of operations and financial condition.

As previously disclosed, the 2011 severe flooding in Thailand resulted in the temporary suspension of production in all of our Thailand manufacturing facilities. While production has resumed in our Thailand facilities, material risks and uncertainties as a result of flooding remain, including the following:

•	Under-Absorption of Assets. Our hard disk drive production capacity has reached a point where we can adequately meet anticipated customer demand; however, industry demand has not returned to pre-flood levels. In addition, we lost market share as a result of the flooding due to the impact on our manufacturing capabilities relative to that of our competitors and due to certain of our competitors entering into long-term purchase agreements with customers. If industry demand does not return to pre-flood levels, or if we are not able to regain market share, our costs will be impacted negatively by significant under-absorption of our assets and infrastructure and our business and results of operations will be adversely affected.

•	Component Costs. Due to component supply constraints as a result of the flooding, the cost of certain component materials has increased and may continue to increase. In addition, during the flooding we entered into certain volume commitment agreements with certain of our component suppliers, which has resulted and may continue to result in the cost of certain components increasing over pre-flood levels. An increase in the cost of component materials that cannot be recovered through increased pricing could adversely affect our operating results.

•	Restored Equipment. The equipment we use is highly sophisticated and complex. We have attempted to repair or refurbish certain equipment damaged in the flooding; however, the remaining useful life of, and costs associated with maintaining, such equipment is uncertain. If repaired or refurbished equipment does not last as long as planned, we may be required to increase capital expenditures to replace such equipment, which could adversely affect our financial condition and results of operations.

•	Insurance. We maintain insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. The claim process is in its early stages and we are unable to predict how much of our losses will be covered by insurance. It is reasonably possible that the final losses that we incur in connection with the flood damage and our business interruption will exceed the limits of our insurance policies. We also cannot estimate the timing of the proceeds we will ultimately receive under our insurance policies, and there may be a substantial delay between our incurrence of losses and our recovery under our insurance policies.

•	New Product Development. The flooding of our Thailand facilities and suspension of operations delayed or adversely impacted our development and introduction of new products and technologies. If our competitors are able to gain an advantage in implementing new technologies and introducing new products, it may reduce our sales and adversely affect our results of operations.

The nature of our business and our reliance on intellectual property and other proprietary information subjects us to the risk of significant litigation.

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. Interest (as simple interest, not compounding) on the final award ($630.4 million) also accrues at the Minnesota statutory rate of 10% per year while we pursue our motion to vacate the award, and if necessary, an appeal if the motion to vacate the award is unsuccessful. We intend to pursue vigorously our motion to vacate the award and, if necessary, to appeal the award if it is confirmed by the District Court of Hennepin County Minnesota. We do not believe it is probable that the arbitrator’s award will be sustained and accordingly have not recorded any liability for the arbitrator’s award in excess of the amount we have previously accrued ($25 million). We cannot make any assurances that we will be successful in our efforts to vacate the award or to overturn the award on appeal. If we are unsuccessful in these efforts, payment of the award, including interest, would adversely affect our financial condition, results of operations and cash flows. We will also be required to record a liability for the award if we should determine it is probable we will be required to pay the award.

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

In connection with obtaining the regulatory approvals required to complete our acquisition of HGST, we agreed to divest certain assets to Toshiba, and the successful completion of the divestiture is subject to risks and uncertainties, and our business will be adversely affected in the event we fail to successfully complete the divestiture on a timely basis or at all.

In connection with obtaining the regulatory approvals required to complete our acquisition of HGST, we agreed, subject to review by regulatory agencies in certain jurisdictions, to divest certain assets to Toshiba that will expand Toshiba’s capacity to manufacture 3.5-inch hard drives for the desktop, consumer electronics and near-line (business critical) applications. This divestiture transaction has received all required regulatory approvals and must be completed within the time periods agreed upon with the jurisdictions whose approval of the Acquisition was conditioned on the divestiture, subject to any extensions that are obtained. There is no guarantee that we will complete the divestiture to Toshiba on a timely basis or at all. If we are not able to complete the divestiture on a timely basis or at all, the jurisdictions that conditioned their approval of the HGST acquisition on the divestiture could impose certain obligations on us, including a requirement that we divest the assets subject to the Toshiba divestiture (or other assets) to another purchaser, which could adversely affect our business, financial condition and results of operations.

If we fail to realize the anticipated benefits from our acquisition of HGST on a timely basis, or at all, our business and financial condition may be adversely affected.

In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by the Chinese Ministry of Commerce (“MOFCOM”), including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). We are working closely with MOFCOM to finalize an operations plan that is expected to outline in more detail the conditions of the competitive requirement. Compliance with these measures will limit or restrict our ability to integrate all or certain portions of HGST’s business with our business, cause delays or uncertainties in making decisions about the combined business, and result in significant costs or require changes in business practices, each of which could negatively impact our business, financial condition and results of operations. In the event we fail to comply with these measures, the time during which we are required to comply with the condition could be extended and we could be subject to other conditions or penalties that could adversely affect the business.

In addition to the requirement to maintain HGST as an independent competitor, we may also fail to realize the anticipated benefits from our acquisition of HGST on a timely basis, or at all, for a variety of other reasons, including the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	failure to identify or assess the magnitude of certain liabilities we are assuming in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	failure to realize the anticipated increase in our revenues due to the acquisition if customers adjust their purchasing decisions and allocate more market share to our competitors;

•	failure to successfully manage relationships with our supplier and customer base;

•	difficulties, when allowed, integrating and harmonizing business systems;

•	difficulties in modifying HGST’s existing accounting and internal control systems to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which could adversely impact the effectiveness of internal control over financial reporting for the combined company; and

•	the loss of key employees.

If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the HGST acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

The acquisition of HGST may result in significant restructuring charges that could adversely affect the financial results of the combined company.

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

The financing of the HGST acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

Our acquisition of HGST was financed by a combination of the issuance of additional shares of our common stock, the use of a significant amount of our cash on hand and the incurrence of a significant amount of indebtedness. The use of cash on hand and indebtedness to finance the acquisition reduced our liquidity and could cause us to place more reliance on cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operations and development activities. The credit agreement we entered into with respect to the indebtedness we incurred to finance the acquisition contains restrictive covenants, including financial covenants requiring us to maintain specified financial ratios. Our ability to meet these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of impairing our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default under the credit agreement, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

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

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions, a recent shift from air to ocean freight in response to increased transportation costs, which requires additional lead times, and industry consolidation, which has resulted in less availability of historical market data for certain product segments. In addition, because hard drives are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.

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

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels, including the e-tail channel. Adverse publicity, whether or not justified, or allegations of product quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®- or HGST™-brand products, our operating results may be adversely affected.

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

During the quarter ended March 30, 2012, a large percentage of our revenue, 53%, came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

Storage capacity of the hard drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of magnetic bits that can be stored on the recording surface of the disk. Generally, the higher the areal density, the more information can be stored on a single platter. Higher areal densities require existing head and magnetic media technology to be improved or new technologies developed to accommodate more data on a single disk. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, increasing areal density has become more difficult in the hard drive industry. If we are not able to increase areal density at the same rate as our competitors or at a rate that is expected by our customers, we may be required to include more components in our drives to meet demand without corresponding incremental revenue, which could negatively impact our operating margins and make achieving historical levels of cost reduction difficult or unlikely. Additionally, increases in areal density may require us to make further capital expenditures on items such as new testing equipment needed as a result of an increased number of gigabytes per platter. Our inability to achieve cost reductions could adversely affect our operating results.

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

As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities in California and in Asia. The manufacturing facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of the Influenza A (H1N1) or a new pandemic influenza, could impair the total volume of hard drives that we are able to manufacture and/or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities, including access to or from these facilities by employees or logistics operations, would significantly affect our ability to manufacture and/or sell hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. For example, prior to the 2011 flooding in Thailand, all of our internal slider capacity and 60% of our hard drive manufacturing capacity was in Thailand. As a result of the flooding in Thailand, our facilities were inundated and temporarily shut down. During that period, our ability to manufacture hard drives was significantly constrained, which adversely affected our business, financial condition and results of operations. While we have taken certain steps to diversify our manufacturing footprint, a significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture hard drives, and our business, financial condition and results of operations could suffer.

Manufacturing and marketing our products globally subjects us to numerous risks.

We are subject to risks associated with our global manufacturing operations and global marketing efforts, including:

•	obtaining requisite governmental permits and approvals;

•	currency exchange rate fluctuations or restrictions;

•	political instability and civil unrest;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor challenges, including difficulties finding and retaining talent or responding to labor disputes or disruptions;

•	trade restrictions or higher tariffs;

•	copyright levies or similar fees or taxes imposed in European and other countries;

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.

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

We are heavily dependent on our technology infrastructure, among other functions, to operate our factories, sell our products, fulfill orders, manage inventory and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, cyber-attacks such as computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as employees. Despite any precautions we may take, such problems could result in, among other consequences, loss or theft of our, our customers’ or our business partners’ intellectual property, proprietary business information or personally identifiable information; damage to our reputation; interruptions in our business; and remediation costs, each of which could harm our business, operating results and financial condition.

If we fail to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, it may adversely affect our future results.

As part of our growth strategy, we may pursue acquisitions of, investment opportunities in or other significant transactions with companies that are complementary to our business. In order to pursue this strategy successfully, we must identify attractive acquisition or investment opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected. Please see the risk factors above for specific risks and uncertainties regarding our acquisition of HGST.

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

Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as ODMs, that provide manufacturing and fulfillment services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our OEM and distribution channel sales into emerging economies such as Brazil, Russia, India and China, the customers with the most success in these regions may have relatively short operating histories, making it more difficult for us to accurately assess the associated credit risks. Our acquisition of HGST has also resulted in an increase to our customer credit risk given that we service many of the same customers. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, would increase our operating costs, which may negatively impact our operating results.

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

The market price of our common stock has been, and may continue to be, extremely volatile. Factors that may significantly affect the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;

•	announcements of technological innovations by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard drive, computer, data and content management, storage and communication industries;

•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;

•	changes in financial estimates by securities analysts relating specifically to us or the hard drive industry in general; and

•	macroeconomic conditions that affect the market generally.

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

Our most recent evaluation resulted in our conclusion that as of July 1, 2011, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. As a result of our acquisition of HGST on March 8, 2012, our internal control over financial reporting, subsequent to the date of acquisition, includes certain existing controls adopted from HGST. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 21, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. †

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. †

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. †

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. †

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Employment Agreement, dated as of March 7, 2011, between Western Digital Corporation and Stephen D. Milligan†*

10.3	Western Digital Corporation Executive Severance Plan, amended and restated as of February 16, 2012†*

Exhibit No.	Description

10.4	Investor Rights Agreement, dated as of March 8, 2012, between Western Digital Corporation and Hitachi, Ltd.†

10.5	First Amendment to Commitment Letter, dated March 2, 2012, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporation, Western Digital Corporation, Western Digital Technologies, Inc. and Western Digital Ireland, Ltd.†

10.6	Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

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

Date: May 9, 2012

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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 21, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. †

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. †

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. †

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd. and Viviti Technologies Ltd. †

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Employment Agreement, dated as of March 7, 2011, between Western Digital Corporation and Stephen D. Milligan†*

10.3	Western Digital Corporation Executive Severance Plan, amended and restated as of February 16, 2012†*

10.4	Investor Rights Agreement, dated as of March 8, 2012, between Western Digital Corporation and Hitachi, Ltd.†

Exhibit No.	Description

10.5	First Amendment to Commitment Letter, dated March 2, 2012, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporation, Western Digital Corporation, Western Digital Technologies, Inc. and Western Digital Ireland, Ltd.†

10.6	Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.	Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.