Form 10-K
period 2012-06-29
WESTERN DIGITAL CORP
filed 2012-08-20
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-8703

WESTERN DIGITAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0956711
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

3355 Michelson Drive, Suite 100 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 672-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.3 billion, based on the closing sale price as reported on the New York Stock Exchange.

As of the close of business on August 9, 2012, 247,262,090 shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2012 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 29, 2012

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Fiscal year 2012, which ended on June 29, 2012, was comprised of 52 weeks. Fiscal years 2011 and 2010, which ended on July 1, 2011 and July 2, 2010, respectively, were each comprised of 52 weeks. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries.

WDC, a Delaware corporation, is the parent company of our storage business, which operates under two independent subsidiaries – WD and HGST. HGST was acquired by the Company in March 2012. For a further description of the acquisition of HGST in March 2012, see “Acquisition” in Item 7 of this Annual Report on Form 10-K.

Our principal executive offices are located at 3355 Michelson Drive, Suite 100, Irvine, California 92612. Our telephone number is (949) 672-7000 and our Web site is www.westerndigital.com. The information on our Web site is not incorporated in this Annual Report on Form 10-K.

Western Digital, WD, the WD logo, WD Black, WD Blue, WD Green, WD VelociRaptor, My Passport, My Book, WD Elements, WD GreenPower Technology, WD TV, WD Livewire, WD My Net, WD Red, SiliconDrive, CinemaStar, Deskstar, Endurastar, G-Technology, Touro, Travelstar, Ultrastar and X-Series are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and pricing in the September quarter and the ability of the industry to support this demand;

•	expectations concerning the anticipated benefits of our acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd.;

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	our belief regarding component availability;

•

expectations regarding the outcome of legal proceedings in which we are involved, including the outcome of our motion to vacate the award entered against us in our arbitration with Seagate Technology LLC and, if necessary, our appeal of the award;

•	our beliefs regarding the adequacy of our tax provisions and the timing of future payments, if any, relating to the unrecognized tax benefits;

•	contributions to our pension plans in fiscal 2013;and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.

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

PART I

Item 1. Business

General

We are an industry-leading developer and manufacturer of storage products that enable people to create, manage, experience and preserve digital content. We design and make storage devices, networking equipment and home entertainment products under the WD, HGST and G-Technology brands. We serve each of the primary markets addressing storage opportunities — enterprise and cloud data centers, client, consumer electronics, backup, the internet and other emerging markets such as automotive and home and small office networking.

We operate our global business through two independent subsidiaries due to regulatory requirements—WD and HGST, both long-time innovators in the storage industry.

Our principal products today are hard drives that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are today’s primary storage medium for digital content. Our hard drives are used in desktop and notebook computers, corporate and multiple types of data centers, home entertainment equipment and stand-alone consumer storage devices. Our other products include solid-state drives, home entertainment and networking products and software applications for smart phones and tablets.

We have achieved 10 years of consistent profitable growth, with revenues up 19% and earnings per share up 34% on a compounded annual growth rate basis.

We have one of the industry’s largest patent portfolios with more than 6,000 active patents worldwide.

WD was founded in 1970 as a specialized semiconductor manufacturer and is headquartered in Irvine, California. Since entering the storage industry in 1988, WD has been a technology standard-setter in the industry’s highest volume markets. Its reliable, high-performance hard drives and solid state drives are deployed in a wide range of computing, embedded systems and consumer electronics (“CE”) applications, as well as in its own storage systems as the center of the connected home and in small business markets. WD also connects people with their content through WD branded network products, media players and software solutions.

HGST, known as Hitachi Global Storage Technologies before its acquisition by Western Digital in March, 2012, was founded in 2003 through the combination of the hard drive businesses of IBM, the inventor of the hard drive, and Hitachi, Ltd (“Hitachi”), and is headquartered in San Jose, California. HGST develops advanced hard drives, providing high value storage for a broad range of host systems in the enterprise, cloud, personal computing, CE markets; enterprise-class solid state drives and innovative external storage solutions used to store, preserve and manage the world’s most valued data. For a further description of our acquisition of HGST in March 2012, see “Acquisition” in Item 7 of this Annual Report on Form 10-K.

The global market for digital data storage devices is growing, driven by several factors including:

•

Proliferation of data. The proliferation of consumer electronics and computing devices is driving rapid growth in the creation, sharing and retention of high definition video, high resolution images, e-mail and large data files. Recognizing these trends, we believe that the annual growth of petabytes stored will be approximately 33% between calendar 2011 and calendar 2016.

•

Evolution in data access and distribution. Increasing demand for data access and distribution anytime and anywhere, facilitated by rapidly improving network accessibility and higher bandwidth, is powering a dramatic increase in the need for data storage at both the local storage level and in the off-site, network-accessed or “cloud” level.

•

Advancements in storage devices. Technological improvements in the capacity, size, performance, connectivity and power requirements of storage devices continue to meet the demand for higher density and higher performance storage.

•	Rapid growth in consumers’ use of mobile computing and storage and use of digital content in the home.

•

Adoption of tiered storage architectures. With the significant increase in data storage demand, enterprises are adopting tiered storage architectures to improve storage performance and manage the costs of this growth. Tiered storage architecture optimizes data storage to the most appropriate storage device, driving increasing demand for high capacity and high performance hard drives, as well as flash-based solid state storage.

WD and HGST have strong and collaborative relationships with the full range of customers who are addressing these opportunities. These include personal computer (“PC”) and Mac™ providers, storage subsystem suppliers, and Internet and social media infrastructure players. We sell our products to original equipment manufacturers (“OEMs”), distributors, resellers and consumers. WD has a strong brand and heritage with consumers with our WD Branded Products business; HGST enjoys the same with Mac™ users through our G-Technology branded products.

We believe we are at the forefront of helping our customers meet the evolving storage needs of end users. Examples of these efforts include low-profile hard drives to address the emerging thin and light UltrabookTM PC market — our Connected Home innovations and our SSD drives for the high performance enterprise market. In addition, WD and HGST are both leading providers of enterprise-class hard drives that serve the fast-growing cloud computing market for storage.

Business Strategy

Our focused business strategy is to be an industry-leading developer and manufacturer of storage products that enable people to create, manage, experience and preserve digital content. We strive to achieve our business strategy through these elements:

•	provide compelling, high quality storage products with effective technology deployment, high efficiency, flexibility and speed; and

•	strategically align our investments in profitable and growing markets such as mobility and cloud computing.

We believe our strategy provides these benefits:

•	distinguishes us in the dynamic and competitive storage industry;

•	provides value to our suppliers, employees, customers and shareholders;

•	allows us to achieve consistent financial performance, including strong returns on invested capital and cash flow generation; and

•	provides continued diversification of our storage product portfolio and entry into additional growing adjacent markets.

Industry

Storage continues to be critical to the large amounts of digital content being created; we believe that the volume of petabytes stored will grow approximately 33% annually from calendar 2011 to calendar 2016.

The PC market, including notebook and desktop PCs, comprises the client market, the highest volume market for our products. In calendar 2011, the PC market represented 73% of our unit shipments.

Increasingly, data storage needs are being driven by mobile and cloud-based applications such as video, photography and audio on tablets, smart phones and other handheld devices. The growth in the number of computing users in the world is unabated, creating more usage and more digital content to be stored. Cloud computing applications are especially noteworthy given that they create multiple copies of photos, videos and other content to ensure efficient distribution and security.

We believe unit volumes in the hard drive industry were down 5% in calendar year 2011 from calendar 2010 as historic flooding in Thailand shuttered approximately 45% of the industry’s assembly capacity and a majority of its supply chain between mid-October 2011 and February 2012. Each industry market was negatively affected by the flooding, with branded products suffering the greatest setbacks.

Enterprise

We believe shipments into the enterprise market of the storage industry increased 17% in calendar 2011 from calendar 2010. Enterprise storage devices consist of performance and capacity hard drives, as well as performance solid-state drives. All of these devices are used in multiple types of enterprise datacenters that provide storage for a range of cloud and corporate applications. Within datacenters, these drives are typically used in workstations, computer servers and storage systems.

Performance applications are essential to the operations of an enterprise and require the greatest capabilities and reliability in hard drives and solid-state drives. This class of drives is the most highly engineered product line in the storage industry. Cloud computing is the trend towards centralization of information storage and delivery of Internet-based services. Cloud computing delivers shared resources, software and information to users on demand on a multitude of devices, such as client PCs, tablets and smart phones. Most cloud computing models consist of services delivered through large data centers with enterprise-class servers. The infrastructure to support cloud computing storage needs is driving the demand for enterprise capacity hard drives and solid-state drives.

The enterprise market also consists of solid-state drives for use in embedded applications, such as network communications and industrial, medical, military and aerospace applications, all of which require high durability and long life cycles.

We believe that industry unit shipments of performance and capacity hard drives represented 53% and 44%, respectively, of enterprise hard drives shipped in calendar 2011. Increasingly, solid state drives are also being deployed in the performance drives of the enterprise market, representing 3% of the enterprise units shipped in calendar 2011.

Client: Desktop and Notebook PCs

Client storage devices consist of internal hard drives and solid-state drives for desktop and mobile PCs. We believe industry unit shipments of mobile hard drives into the client space declined 3% in calendar 2011 from calendar 2010, while volumes of desktop hard drives declined 13% in calendar 2011 from calendar 2010.

Desktop PCs are intended for regular use at single locations in homes and businesses, as well as in multi-user educational and government networks. Mobile PCs, primarily notebook computers, are used both in and away from homes and businesses. We believe that the demand for client computer hard drives and solid-state drives will grow primarily due to increasing demand in emerging countries, continued corporate refreshes, the proliferation of digital content and changing requirements for increasing performance, small size and low power consumption.

Mobile hard drives for notebook PCs, the industry’s highest volume market, have traditionally been in a 2.5-inch form factor with a 9.5mm height. There is a trend toward thinner, lighter devices with extended battery life and low power consumption. To support this trend, the storage industry is developing smaller form factors, such as slimmer 2.5-inch hard drives and hybrid drives. A hybrid drive is a form of a hard drive that incorporates NAND flash technology in the caching function. Hybrid drives specifically designed for mobile computing will combine the power and performance of solid state drives with the capacity, affordability and availability attributes of hard drives.

Consumer Electronics

Hard drives for CE products are primarily used in digital video recorders (“DVRs”), game consoles and security video recording systems. We believe hard drive unit shipments into the CE market decreased 5% in calendar 2011 from calendar 2010.

DVRs offer greater consumer viewing flexibility and enhanced capabilities such as pausing live television, simplifying the process of recording and cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. Game consoles enable users to save games, movies, music, pictures and other user generated content. We believe growth in the CE market will continue to create demand for higher capacity hard drives.

Branded Products

External storage devices supplement the storage space of PC systems for home and small office networks. They are ideally suited to back up data on internal drives because of their portability and security features. We believe hard drive shipments into the branded products market increased 5% in calendar 2011 from calendar 2010.

Media players connect to a user’s television or home theater system and play digital movies, music and photos from an integrated hard drive, Universal Serial Bus (“USB”) mass storage devices or content services accessed over the Internet. There is a growing need for consumers to play and view their personal stored digital content and premium content from the Internet on their television and home theater system consistent with the growing trend to digitize rich content and data.

Home networking is an emerging market in the branded products space as consumers seek to address overload problems resulting from the proliferation of devices simultaneously using home networks.

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

Products

We offer a broad line of storage devices. Our hard drives currently include 3.5-inch and 2.5-inch form factors, capacities ranging from 30 gigabytes (“GB”) to 4 terabytes (“TB”), nominal rotation speeds up to 15,000 revolutions per minute (“RPM”), and interfaces such as Advanced Technology Attachment (“ATA”) and Serial Attached SCSI (Small Computer System Interface) (“SAS”). In addition, we offer a family of hard drives specifically designed to consume substantially less power than standard drives, utilizing our WD GreenPower Technologytm. Our solid-state drives currently include 2.5-inch, mSATA, MO-297 and CompactFlash form factors, capacities ranging from 128 MB to 400 GB, and interfaces such as SAS, Serial Advanced Technology Attachment (“SATA”) and Parallel Advanced Technology Attachment (“PATA”). We also participate in the mobile computing market of smart phones and tablets with standalone Western Digital software applications such as WD Photos and WD2go for iOS, Android and Windows Phone platforms.

Enterprise Storage Products. Enterprise storage products consist of hard drives for performance enterprise and capacity enterprise, as well as solid-state drives for embedded applications. Our hard drive enterprise unit shipments were 16 million, 10 million and 9 million for 2012, 2011 and 2010, respectively. Our enterprise storage products include:

•

HGST Ultrastar® capacity drives provide enterprise class reliability at the lowest cost per GB and are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years and delivered across enterprise;

•

HGST Ultrastar® performance drives are optimized for performance applications. Ultrastar® large form factor drives provide high performance, high capacity storage, primarily for data storage systems. Ultrastar® small form factor drives provide a range of capacity and performance levels primarily for use in enterprise servers, supporting high volume on-line transactions, data analysis and other enterprise applications. The Ultrastar® SSD400S is designed for the ultimate performance storage tier, with up to 400 GB of high performance, high endurance SLC NAND Flash;

•	WD® RE family of hard drives is designed for capacity storage enterprise applications requiring high performance and high reliability;

•

WD SiliconDrive® family of solid-state drives features fast read/write speeds in high capacities and is designed for embedded system OEM applications that require high performance and reliability with a long product life; and

•	WD® XE (formerly WD S25) hard drives are designed for performance enterprise server and storage applications such as data centers and large data arrays.

Client: Desktop and Notebook PCs. Client compute products consist of hard drives and solid-state drives for desktop and mobile PCs. Our hard drive client compute unit shipments were 150 million, 151 million and 147 million for 2012, 2011 and 2010, respectively. Our client compute storage products include:

•

HGST Deskstar®, WD Black™, WD Blue™ and WD Green™ hard drives are designed for use in desktop PCs requiring high performance, reliability and capacity with various attributes such as low cost per gigabytes, quiet acoustics, low power consumption and protection against shocks;

•

HGST Travelstar®, WD Black™, WD Blue™ and WD Green™ hard drives are designed for use in mobile PCs requiring high performance, reliability and capacity with various ranges of performance and attributes such as low power consumption for extended battery life and cooler operation, quiet acoustics and protection against shocks;

•

WD Red™ drives are an innovative line of SATA hard drives specifically designed for home and small office network attached storage (“NAS”) systems and optimized for energy efficiency and reliability; and

•

WD VelociRaptor® hard drives are designed for advanced single-user computing systems such as professional workstations for video editing and CAD/CAM (computer-aided design/computer-aided manufacturing) applications and high-end desktop PC applications including gaming, which require high performance and high reliability.

Consumer Electronics Products. Consumer electronic products are used in consumer electronics, such as DVRs, gaming consoles, set top boxes, camcorders and entertainment and navigation systems in automobiles. Our consumer electronics unit shipments were 17 million, 21 million and 17 million for 2012, 2011 and 2010, respectively. Our consumer electronics products include:

•

HGST Cinemaster® drives are designed and optimized for video streaming applications, such as set-top-boxes, DVRs and surveillance. They are offered in both 2.5-inch and 3.5-inch form factors with a broad range of performance, acoustics and power consumption characteristics;

•

HGST Endurastar® drives are optimized to provide reliable storage and features within the rigors of the automotive environment, including navigation, telematics, in-car entertainment and vehicle relational management;

•

HGST iVDR® drives, or Versatile Device for removable usage, are large-capacity disk drive removable media, in both iVDR® (Nonsecure) and iVDRS® (Secure) formats. iVDR® drives are designed to provide a standard portable format with optional content protection for content such as movies, music and software across multiple platforms; and

•

WD® AV drives deliver the characteristics CE manufacturers seek most, which are quiet operation, low operating temperature, low power consumption specifications, high reliability and optimized streaming capabilities.

Branded Products. Branded products consist of hard drives embedded into WD®-, HGST- and G-Technology-branded external storage appliances with capacities ranging from 500 GB to 12 TB and using interfaces such as USB 2.0, USB 3.0, external SATA, FireWiretm and Ethernet network connections. Certain branded products models include software that assists customers with backup, remote access and management of digital content. Branded products also include our home entertainment and networking products. Our branded products unit shipments were 18 million, 25 million and 21 million for 2012, 2011 and 2010, respectively. Our branded products include:

•	G-Technology drives offer a variety of desktop and mobile models specifically designed for the creative professional with seamless integration into a MacTM environment;

•	HGST X-Series™ drives provide a high quality, reliable storage for backup and capacity expansion in both mobile and desktop form factors;

•	WD My Passport® and WD Elementstm Portable family of storage appliances are designed for external portability weighing less than one-half of a pound;

•	HGST TouroTM family of storage appliances are designed to keep digital content secure while providing portable storage for desktops and notebooks;

•	WD My Book® and WD Elementstm Desktop family of storage appliances are designed to add external capacity to desktops, notebooks and DVRs and connect to networks to simplify storage for consumers;

•	WD Sentinel™ is a complete network storage solution designed to meet the needs of small-to-medium sized businesses (“SMBs”);

•

WD TV® media players connect to a user’s television or home theater system and play digital movies, music and photos from an integrated hard drive, network hard drives, any of our WD®-branded external hard drives, other USB mass storage devices or content services accessed over the Internet;

•	WD Livewiretm enables consumers to use their existing electrical outlets to extend secure and reliable high-speed Internet connections throughout the home; and

•

WD My Net™ is a family of wireless home networking products, designed specifically to accelerate movies, video and gaming, which delivers a premium high-definition entertainment experience. The My Net™ family debuts WD’s exclusive FasTrack™ technology that instantly detects entertainment traffic on the network and prioritizes it for gaming consoles, media players, smart TVs, tablets, smart phones, computers and other Wi-Fi connected devices.

Research and Development

We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $1.1 billion, $703 million and $611 million in 2012, 2011 and 2010, respectively. For a discussion of risks related to our development of new products, see Item 1A of this Annual Report on Form 10-K.

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

•

Spindle rotation speed — nominal rotation speed of the disks inside the hard drive, commonly expressed in RPM or latency. Spindle rotation speeds commonly stated as 5,400, 7,200 and 15,000 RPM are sometimes approximations; and

•

Storage capacity — which is the amount of data that can be stored on the hard drive, commonly expressed in GB or TB. As defined in the storage industry, one GB equals one billion bytes and one TB equals one trillion bytes. A byte is a digital character, typically comprised of eight bits. A bit is a binary digit, the smallest unit of information in a digital system.

Industry-standard interfaces allow the drives to communicate with the host system. The primary interface for PCs is SATA and the primary interfaces for enterprise systems are SAS, Fibre Channel Arbitrated Loop and SATA.

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

The PCBA includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector. The integrated circuits on the printed circuit board typically include a power device that controls the motor and HSA positioner, and a System on Chip comprised of a drive interface, controller and recording channel. The drive interface receives instructions from the host computer, while the controller directs the flow of data to or from the disks and controls the heads. The location of data on each disk is logically maintained in concentric tracks divided into sectors. The host computer sends instructions to the controller to read data from or write data to the disks, based on logical track and sector locations. Guided by instructions from the controller, the HSA pivots in an arc across the disk until it reaches the selected track of a disk, where the data is recorded or retrieved.

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

Solid-State Drives

Solid-state drives use semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data without any moving parts. The capacity of a solid-state drive is based on the total number of megabytes or GB of semiconductor media in the solid-state drive.

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

Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of United States (“U.S.”) companies but do not include sales to U.S. subsidiaries of foreign companies, represented 81%, 83% and 81% of our net revenue for 2012, 2011 and 2010, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion regarding the risks related to sales to international customers, see Item 1A of this Annual Report on Form 10-K.

We perform our marketing and advertising functions internally and through outside firms utilizing both consumer media and trade publications targeting various reseller and end-user categories. We also maintain customer relationships through direct communication and providing information and support through our Web site. In accordance with standard storage industry practice, we provide distributors and retailers with limited price protection and programs under which we reimburse certain marketing expenditures. We also provide distributors, resellers and OEMs with other sales incentive programs.

Original Equipment Manufacturers. OEMs, including large-scale datacenter operators, purchase our products, either directly or through a contract manufacturer such as an original design manufacturer (“ODM”), and assemble them into the devices they build. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes or supply chain business models that allow for “build-to-order,” in which they do not build until there is a firm order. For certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. We believe that our success depends on our ability to maintain and improve our strong relationships with the leading OEMs.

Distributors. We use a broad group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of our products in specific territories.

Retailers. We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. The retail channel complements our other sales channels while helping to build brand awareness for us and our products. We also sell our branded products through our Web site.

For 2012, sales to Hewlett Packard Company accounted for 11% of our net revenue. For 2011 and 2010, no single customer accounted for 10% or more of our net revenue. For a discussion of risks related to our customers, refer to Item 1A of this Annual Report on Form 10-K. For additional information regarding revenue recognition, sales by geographic region and major customer information, see Part II, Item 8, Notes 1 and 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Competition

We compete with manufacturers of hard drives for client compute, client non-compute and enterprise applications, as well as manufacturers of solid-state drives. Competition in the hard drive market consists of five brands: HGST, Samsung, Seagate, Toshiba and WD. In solid-state products we compete with a wide range of manufacturers, from small startup companies to multinational corporations, including Micron Technology, Inc., Samsung Electronics Co. Ltd., Seagate Technology LLC, STEC, Inc. and Toshiba Corporation.

The storage industry is intensely competitive with hard drive and solid-state suppliers competing for sales to a limited number of major customers. Hard drives are highly substitutable due to the industry mandate of technical form, fit and function standards and we believe there are no substantial barriers for existing competitors to offer competing products. Hard drive manufacturers compete on the basis of product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support and ease of doing business. The relative importance of these factors varies by customer and market and we believe that we are generally competitive in all of these factors. Semiconductor media competes with hard drives along a range of product attributes. In particular, semiconductor media currently offers attractive functionality in consumer handheld applications requiring smaller form factors, lower power and less storage capacity, such as smart phones and tablets. Semiconductor media offers greater performance than hard drives in some storage applications. Advances in magnetic, optical or other data storage technologies could also result in competitive products for storing digital content with better performance or lower cost per unit of capacity than our products. We monitor the advantages, disadvantages and advances of the full array of storage technologies on an ongoing basis.

We differentiate ourselves by focusing on operational excellence, high product quality and reliability, and designing and incorporating desirable product performance attributes into our storage devices. We also differentiate ourselves by emphasizing non-product related attributes such as availability and rapid response to our customers, which requires accelerated design cycles, customer delivery, production flexibility and timely service and support. We believe that trust in a manufacturer’s reputation, its execution track record and the establishment of strategic relationships have become important factors in the selection of a storage device, particularly in a rapidly changing technology environment.

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

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing and/or recertification of returned products for our customers. For a further discussion of our service and warranty policy, see Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Hard drive manufacturing is a complex process involving the production and assembly of precision components with narrow tolerances and thorough testing. The assembly process occurs in a “clean room” environment that demands skill in process engineering and efficient space utilization to control the operating costs of this manufacturing environment. Our clean room manufacturing process consists of modular production units, each of which contains a number of work cells.

We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. For our non-hard drive products, we leverage the efficiencies of contract manufacturers when strategically advantageous. For a discussion of risks related to manufacturing, see Item 1A of this Annual Report on Form 10-K.

Materials and Supplies

We use a number of components, equipment, goods and services in the manufacturing of our products. The key components of our hard drives are: magnetic heads; magnetic media; suspensions with related head gimbal assemblies (“HGAs”) and HSAs; spindle motors; custom and standard electronics such as system-on-chip, magnetic media, motor controllers, pre-amps and printed circuit boards; base and top covers; and magnets and related voice coil motors.

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

We rely on certain technology that we license from other parties to manufacture and sell our products. We believe that we have adequate cross-licenses and other agreements in place in addition to our own intellectual property portfolio to compete successfully in the storage industry. For discussion of risks related to our ownership and use of intellectual property, see Item 1A of this Annual Report on Form 10-K.

Environmental Regulation

We are subject to a variety of U.S. and foreign laws and regulations in connection with our operations and relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances, and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal and revocation by issuing authorities. We believe that we have obtained or are in the process of obtaining all necessary environmental permits for our operations.

We have established environmental management systems and continually update our environmental policies and standard operating procedures for our operations worldwide. We believe that our operations are in material compliance with applicable environmental laws, regulations and permits. We budget for operating and capital costs on an ongoing basis to comply with environmental laws.

Our properties have in some cases been operated for many years and may contain soil or groundwater contamination. In certain of our facilities we are undertaking voluntary monitoring of soil and groundwater. Based on available information, including our voluntary monitoring activities, we do not believe that we have a current affirmative legal obligation for any remedial action.

For a discussion of risks related to environmental regulation, see Item 1A of this Annual Report on Form 10-K.

Employees

As of June 29, 2012, we employed a total of 103,111 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs which we believe are, in the aggregate, competitive with those offered by our competitors.

While the substantial majority of our employees are not party to a collective bargaining agreement, a majority of our employees in Japan are subject to a collective bargaining agreement with the Hitachi Worker Union. In addition, each of our three manufacturing subsidiaries in China has its own labor union of which many of each subsidiary’s direct employees are members. However, none of our Chinese subsidiaries is currently subject to collective bargaining agreements with these labor unions. While we have had minor disputes with employees in China in the past, we consider our employee relations to be good. For a discussion of risks related to our skilled employees, see Item 1A of this Annual Report on Form 10-K.

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

Executive Officers of the Registrant

Listed below are all of our executive officers, followed by a brief account of their business experience during the past five years. Executive officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Name	Age	Position
John F. Coyne	62	Chief Executive Officer, WDC
Stephen D. Milligan	49	President, WDC
Timothy M. Leyden	60	President, WD Subsidiary
Michael D. Cordano	48	President, HGST Subsidiary
Wolfgang U. Nickl	43	Executive Vice President and Chief Financial Officer, WDC

Mr. Coyne, 62, has been a director since October 2006. He joined us in 1983 and has served in various executive capacities. From November 2002 until June 2005, Mr. Coyne served as Senior Vice President, Worldwide Operations, from June 2005 until November 2005, he served as Executive Vice President, Worldwide Operations, and from November 2005 until June 2006, he served as Executive Vice President and Chief Operations Officer. Effective June 2006, he was named President and Chief Operating Officer. In January 2007, he became President and Chief Executive Officer. Effective March 8, 2012, in connection with our acquisition of HGST and our employment of Mr. Milligan as President of WDC, Mr. Coyne now serves as Chief Executive Officer of WDC. Mr. Coyne is currently a director of Jacobs Engineering Group Inc.

Mr. Milligan, 49, re-joined us in March 2012 as President of WDC as a result of the acquisition of HGST. He served as HGST’s President from March 2009 to December 2009 and as its President and Chief Executive Officer from December 2009 until our acquisition of HGST in March 2012. From September 2007 to October 2009, Mr. Milligan served as HGST’s Chief Financial Officer. From January 2004 to September 2007, Mr. Milligan served as our Chief Financial Officer and from September 2002 to January 2004, Mr. Milligan served as our Senior Vice President, Finance. From April 1997 to September 2002, Mr. Milligan held various financial and accounting roles of increasing responsibility at Dell Inc. (“Dell”). Prior to joining Dell, Mr. Milligan was employed at Price Waterhouse for 12 years, most recently as Senior Manager.

Mr. Leyden, 60, re-joined us in May 2007 and was appointed to the position of President of our WD subsidiary on July 25, 2012. Prior to serving as President of the WD subsidiary, Mr. Leyden served as Chief Operating Officer from August 2010 to July 2012, Executive Vice President and Chief Financial Officer from September 2007 to August 2010, and Executive Vice President, Finance from May 2007 to September 2007. From December 2001 to May 2007, Mr. Leyden served in senior finance capacities at Sage Software Inc. and Sage Software of California, subsidiaries of Sage Group PLC, a U.K. public company that supplies accounting and business management software to small and medium-sized businesses, including as Vice President, Finance and Chief Financial Officer from December 2001 to May 2004 and as Senior Vice President, Finance and Chief Financial Officer from May 2004 to May 2007. Mr. Leyden previously served in various worldwide finance, manufacturing and information technology capacities with us from 1983 to December 2000.

Mr. Cordano, 48, joined us on March 8, 2012 in connection with our acquisition of HGST. Mr. Cordano was appointed President of our HGST subsidiary on July 25, 2012. Prior to that, Mr. Cordano served as HGST’s Executive Vice President, Sales & Marketing, and President, Branded Business, since April 2009. From February 2005 to April 2009, Mr. Cordano served as Chief Executive Officer and co-founder of Fabrik, Inc., which was acquired by HGST in April 2009. From 1994 to February 2005, Mr. Cordano served in various roles of increasing responsibility at Maxtor Corporation, including as the Executive Vice President of Worldwide Sales and Marketing from April 2001 until February 2005, where he formed and managed the Branded Products Business Unit.

Mr. Nickl, 43, was promoted to Executive Vice President and Chief Financial Officer of WDC in August 2012. Mr. Nickl had previously served as the Company’s Senior Vice President and Chief Financial Officer from August 2010 to August 2012 and Vice President, Finance from October 2005 to August 2010. Prior to that, Mr. Nickl served as Vice President, Worldwide Business Operations from May 2005 to October 2005, and as Executive Director, Worldwide Business Operations from July 2003 to May 2005.

Item 1A.	Risk Factors

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

•

Component Costs. Due to component supply constraints as a result of the flooding, the cost of certain component materials has increased and may continue to increase. During the flooding we entered into certain volume commitment agreements with certain of our component suppliers, and since the flooding we and our suppliers have taken certain steps to diversify the geographical footprint of our supplier manufacturing base, each of which has resulted and may continue to result in the cost of certain components increasing over pre-flood levels. An increase in the cost of component materials that cannot be recovered through increased pricing could adversely affect our operating results.

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

In connection with obtaining the regulatory approvals required to complete our acquisition of HGST, we agreed to divest certain assets to Toshiba, and the completion of the divestiture is subject to risks and uncertainties, and our business will be adversely affected in the event we fail to successfully execute the divestiture on a timely basis or at all.

In connection with obtaining the regulatory approvals required to complete our acquisition of HGST, we agreed, subject to review by regulatory agencies in certain jurisdictions, to divest certain assets to Toshiba that will expand Toshiba’s capacity to manufacture 3.5-inch hard drives for the desktop, consumer electronics and near-line (business critical) applications. While this divestiture transaction closed in May 2012, certain steps remain before we will have successfully completed the transfer of the divested assets to Toshiba as provided in the purchase agreement. There is no guarantee that we will complete the divestiture to Toshiba on a timely basis or at all. If we are not able to complete the divestiture on a timely basis or at all, the jurisdictions that conditioned their approval of the HGST acquisition on the divestiture could impose certain obligations on us, including a requirement that we divest the assets subject to the Toshiba divestiture (or other assets) to another purchaser, which could adversely affect our business, financial condition and results of operations.

If we fail to realize the anticipated benefits from our acquisition of HGST on a timely basis, or at all, our business and financial condition may be adversely affected.

In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by the Chinese Ministry of Commerce (“MOFCOM”), including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). We are working closely with MOFCOM to finalize an operations plan that is expected to outline in more detail the conditions of the competitive requirement. Compliance with these measures limits our ability to integrate HGST’s business with our business, and we do not expect to achieve significant operating expense synergies while the conditions remain in place, cause delays or uncertainties in making decisions about the combined business, and result in significant costs (including additional capital expenditures relative to our competitors as a result of maintaining separate research and development functions) or require changes in business practices, each of which could negatively impact our business, financial condition and results of operations. In the event we fail to comply with these measures, the time during which we are required to comply with the condition could be extended and we could be subject to other conditions or penalties that could adversely affect the business.

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

Demand for our hard drives depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and more intense price competition. If more intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could adversely impact revenue and gross margins. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may result in significant shifts in market share among the industry’s major participants.

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

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for hard drives. In the desktop, mobile, CE and retail markets, seasonality historically has been partially attributable to the increase in sales of PCs and CE devices during the back-to-school and winter holiday seasons. In the enterprise market our sales are typically seasonal because of the capital budgeting and purchasing cycles of our end users. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially as a result of the Thailand flooding and the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

Our customers’ demand for storage may not continue to grow at current industry estimates, which may lower the prices our customers are willing to pay for our products or put us at a disadvantage to competing technologies.

Our customers’ demand for storage may not continue to grow at current industry estimates as a result of:

•

Mobile Devices. There has been a recent rapid growth in CE devices that do not contain a hard drive such as tablet computers and smart phones. While tablet computers and smart phones provide many of the same capabilities as PCs, the extent to which they will displace or materially affect the demand for PCs is uncertain. If device-makers are successful in achieving customer acceptance of these devices as a replacement for traditional computing applications that contain hard drives, or if we are not successful in adapting our product offerings to include alternative storage solutions that address these devices, demand for our products may decrease.

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

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels, including the e-tail channel. Adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®- or HGST™-brand products, our operating results may be adversely affected.

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

During the year ended June 29, 2012, 50% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

The storage industry has experienced consolidation over the past several years, including the acquisition of the hard disk drive business of Samsung Electronics Co., Ltd. by Seagate Technology plc in December 2011. Consolidation by our competitors may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage.

Some of our competitors with diversified business units outside of hard drives may over extended periods of time sell hard drives at prices that we cannot profitably match.

Some of our competitors earn a significant portion of their revenue from business units outside of hard drives. Because they do not depend solely on sales of hard drives to achieve profitability, they may sell hard drives at lower prices and operate their hard drive business unit at a loss over an extended period of time while still remaining profitable overall. In addition, if these competitors can increase sales of non-hard drive products to the same customers, they may benefit from selling their hard drives at lower prices. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

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

Shortages of commodity materials or commodity components, price volatility, or use by other industries of materials and components used in the storage industry, may negatively impact our operating results.

Increases in the cost for certain commodity materials or commodity components may increase our costs of manufacturing and transporting hard drives and key components. Shortages of commodity components such as DRAM and NAND flash, or commodity materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, which are critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals and/or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other commodity components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results. The volatility in the cost of oil also affects our costs and may result in lower operating margins if we are unable to pass these increased costs on to our customers.

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

A fundamental change in recording technology could result in significant increases in our costs and could put us at a competitive disadvantage.

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

Storage capacity of the hard drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of magnetic bits that can be stored on the recording surface of the disk. Generally, the higher the areal density, the more information can be stored on a single platter. Higher areal densities require existing head and magnetic media technology to be improved or new technologies developed to accommodate more data on a single disk. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, increasing areal density has become more difficult in the storage industry. If we are not able to increase areal density at the same rate as our competitors or at a rate that is expected by our customers, we may be required to include more components in our drives to meet demand without corresponding incremental revenue, which could negatively impact our operating margins and make achieving historical levels of cost reduction difficult or unlikely. Additionally, increases in areal density may require us to make further capital expenditures on items such as new testing equipment needed as a result of an increased number of gigabytes per platter. Our inability to achieve cost reductions could adversely affect our operating results.

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

As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities in California and in Asia. The manufacturing facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of a pandemic influenza, could impair the total volume of hard drives that we are able to manufacture and/or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities, including access to or from these facilities by employees or logistics operations, would significantly affect our ability to manufacture and/or sell hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. For example, prior to the 2011 flooding in Thailand, all of our internal slider capacity and 60% of our hard drive manufacturing capacity was in Thailand. As a result of the flooding in Thailand, our facilities were inundated and temporarily shut down. During that period, our ability to manufacture hard drives was significantly constrained, which adversely affected our business, financial condition and results of operations. While we have taken certain steps to diversify our manufacturing footprint, a significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture hard drives, and our business, financial condition and results of operations could suffer.

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

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. Interest (as simple interest, not compounding) on the final award ($630.4 million) also accrues at the Minnesota statutory rate of 10% per year while we pursue our motion to vacate the award, and if necessary, an appeal if the motion to vacate the award is unsuccessful. We intend to pursue vigorously our motion to vacate the award and, if necessary, to appeal the award if it is confirmed by the District Court of Hennepin County Minnesota. We do not believe it is probable that the arbitrator’s award will be sustained and accordingly have not recorded any liability for the arbitrator’s award in excess of the amount we have previously accrued ($25 million). We cannot make any assurances that we will be successful in our efforts to vacate the award or to overturn the award on appeal. If we are unsuccessful in these efforts, payment of the award, including interest, would adversely affect our financial condition, results of operations and cash flows. We will also be required to record a liability for the award if we should determine it is probable we will be required to pay the award.

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

The market price of our common stock has been, and may continue to be, extremely volatile. Factors that may significantly affect the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;

•	announcements of technological innovations by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the hard drive, computer, data and content management, storage and communication industries;

•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;

•	changes in financial estimates by securities analysts relating specifically to us or the storage industry in general; and

•	macroeconomic conditions that affect the market generally.

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

Our most recent evaluation resulted in our conclusion that as of June 29, 2012, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. As a result of our acquisition of HGST on March 8, 2012, our internal control over financial reporting, subsequent to the date of acquisition, includes certain existing controls adopted from HGST. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

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

Our principal executive offices are located in Irvine, California. As a result of our acquisition of HGST, we added facilities in San Jose, California, Rochester, Minnesota, China, Japan, Malaysia, the Philippines, Singapore and Thailand. Our leased facilities are occupied under leases that expire at various times through 2022.

Our principal manufacturing, research and development and marketing and administrative facilities at June 29, 2012 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Owned	286,000	Head wafer fabrication, research and development and warehousing
Irvine	Leased	465,000	Research and development, administrative and sales staff
San Jose	Owned	2,487,000	Manufacturing and development of read/write heads
San Jose	Leased	867,000	Research and development, administrative and sales staff
Colorado
Longmont	Leased	43,000	Research and development
Minnesota
Rochester	Leased	82,000	Research and development
Asia
China
Shenzhen – SZ	Owned	273,900	Manufacturing of media
Shenzhen – Talfok	Leased	248,000	Administrative and support
Shenzhen – HGSP	Owned	641,000	Manufacturing of hard drives
Shenzhen – HSPC	Leased	263,000	Manufacturing of hard drive subassemblies
Japan
Odawara	Owned	578,000	Manufacturing and development of read/write heads
Fujisawa	Owned	661,000	Research and development
Malaysia
Johor	Owned	243,000	Manufacturing of hard drives and media
Kuala Lumpur	Owned	1,054,000	Assembly of hard drives, printed circuit boards and HSAs and research and development
Kuching	Owned	271,300	Manufacturing of substrates
Penang	Owned	800,000	Manufacturing of hard drives and media and research and development
Philippines
Laguna	Owned	606,000	Manufacturing of read/write heads
Singapore	Leased	672,000	Administration and manufacturing of hard drives
Singapore	Owned and Leased	311,000	Manufacturing of media and research and development
Thailand
Bang Pa-In	Owned	1,031,000	Slider fabrication, assembly of hard drives, media, HGAs and HSAs, and research and development
Chonburi	Leased	514,500	Manufacturing of hard drives
Prachinburi	Owned	729,000	Manufacturing of hard drives

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WDC.” Until June 1, 2012, our common stock was listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 9, 2012 was 1,705.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

The high and low sales prices of our common stock as reported by the NASDAQ and the NYSE, as applicable, for each quarter of 2012 and 2011 were as follows:

	First	Second	Third	Fourth
2012
High	$39.02	$33.40	$43.10	$44.44
Low	$25.41	$22.64	$30.49	$28.31
2011
High	$33.50	$35.92	$38.82	$41.87
Low	$23.06	$27.41	$29.14	$33.22

The following table provides information about repurchases by us of our common stock during the quarter ended June 29, 2012:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
March 31, 2012 — April 27, 2012	—	$—	—	$416
April 28, 2012 — May 25, 2012	10.8	$39.35	10.8	$1,492
May 26, 2012 — June 29, 2012	5.6	$31.87	5.6	$1,312

Total	16.4	$36.78	16.4	$1,312

(1)	Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. As of June 29, 2012, the entire $750 million previously authorized for repurchase had been utilized. On May 21, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until May 18, 2017. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended June 29, 2012. The graph assumes that $100 was invested in our common stock at the close of market on June 29, 2007, and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 6/29/07)

Total Return Analysis

	6/29/07	6/27/08	7/3/09	7/2/10	7/1/11	6/29/12
Western Digital Corporation	$100.00	$180.21	$135.50	$156.07	$189.35	$157.52
S&P 500 Index	100.00	86.88	64.10	73.35	95.87	101.09
Dow Jones US Technology Hardware & Equipment Index	100.00	88.53	71.16	87.31	106.69	120.72

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

	June 29, 2012	July 1, 2011	July 2, 2010	July 3, 2009	June 27, 2008
	(in millions, except per share and employee data)
Revenue, net	$12,478	$9,526	$9,850	$7,453	$8,074
Gross margin	$3,638	$1,791	$2,401	$1,337	$1,739
Net income	$1,612	$726	$1,382	$470	$867
Net income per common share:
Basic	$6.69	$3.14	$6.06	$2.12	$3.92
Diluted	$6.58	$3.09	$5.93	$2.08	$3.84
Working capital	$3,109	$3,317	$2,697	$1,705	$1,167
Total assets	$14,206	$8,118	$7,328	$5,291	$4,875
Long-term debt	$1,955	$150	$294	$400	$482
Shareholders’ equity	$7,669	$5,488	$4,709	$3,192	$2,696
Number of employees	103,111	65,431	62,500	45,991	50,072

No cash dividends were paid for the years presented. “Number of employees” excludes temporary employees and contractors. Results for HGST, the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd., SiliconSystems Inc. and Komag, Incorporated, which were acquired on March 8, 2012, June 30, 2010, March 27, 2009 and September 5, 2007, respectively, are included in our operating results only after the dates of their acquisitions.

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

Our Company

We are an industry-leading developer and manufacturer of storage products that enable people to create, manage, experience and preserve digital content. We design and make storage devices, networking equipment and home entertainment products under the WD, HGST and G-Technology brands. We serve each of the primary markets addressing storage opportunities — enterprise and cloud data centers, client, consumer electronics, backup, the internet and other emerging markets such as automotive and home and small office networking.

We operate our global business through two independent subsidiaries due to regulatory requirements—WD and HGST, both long-time innovators in the storage industry.

Our principal products today are hard drives that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are today’s primary storage medium for digital content. Our hard drives are used in desktop and notebook computers, corporate and multiple types of data centers, home entertainment equipment and stand-alone consumer storage devices. Our other products include solid-state drives, home entertainment and networking products and software applications for smart phones and tablets.

Acquisition

Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”) Acquisition

On March 8, 2012 (the “Closing Date”), we, through Western Digital Ireland (“WDI”), our indirect wholly-owned subsidiary, completed the acquisition (the “Acquisition”) of all the issued and outstanding paid-up share capital of Viviti Technologies Ltd., until recently known as HGST, from Hitachi, pursuant to a Stock Purchase Agreement, dated March 7, 2011, among us, WDI, Hitachi and HGST (the “SPA”). The Acquisition is intended over time, and subject to compliance with applicable regulatory conditions imposed on the Acquisition, to result in a more efficient and innovative customer-focused storage company, with significant operating scale, strong global talent and a broad product lineup backed by a rich technology portfolio. We do not expect to achieve significant operating expense synergies while the regulatory conditions remain in effect.

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

Following the issuance of the 25 million shares of our common stock to Hitachi in accordance with the SPA, Hitachi owns approximately ten percent of our outstanding shares of common stock. The shares issued to Hitachi are subject to a restriction that limits their trade or transfer for one year from the Closing Date. Pursuant to the terms of a separate Investor Rights Agreement we entered into with Hitachi in connection with the Acquisition, Hitachi has the right to designate, and has designated, two individuals (the “Hitachi Designees”) to serve as directors on our Board of Directors. This right will terminate (i) with respect to one of the Hitachi Designees, at the end of the second full calendar year following the Closing Date, (ii) in the event Hitachi ceases to beneficially own at least 50% of the shares of our common stock it received in connection with the Acquisition, (iii) if Hitachi has sold at least 10% of the shares of our common stock it received in connection with the Acquisition, in the event that Hitachi ceases to beneficially own at least 5% of our outstanding common stock, (iv) upon Hitachi’s breach of certain standstill or transfer restriction obligations of the Investor Rights Agreement, or (v) upon Hitachi’s material breach of a separate Agreement Not to Compete that we entered into with Hitachi on the Closing Date.

On the Closing Date, Western Digital Corporation, WDI and Western Digital Technologies, Inc. (“WDT”) entered into a five-year credit agreement (the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the lenders party thereto. The Credit Facility provided for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility is WDI and the revolving credit facility is available to both WDI and WDT. The $2.3 billion term loans and $500 million revolving loans were used, together with additional cash and the 25 million newly issued shares of our common stock, to fund the Acquisition. See “Liquidity and Capital Resources—Contractual Obligations and Commitments” for a further description of the Credit Facility.

Toshiba Transactions

In connection with the regulatory approval process of the Acquisition, we announced on May 15, 2012 that we had closed a transaction with Toshiba Corporation (“Toshiba”) to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited (“TSDT”), a wholly-owned subsidiary of Toshiba that manufactured hard drives prior to the recent Thailand flooding. The net impact of these two transactions was immaterial to our consolidated financial statements.

Maintenance of Competitive Requirement

In addition, in connection with the regulatory approval process of the Acquisition, we agreed to certain conditions required by the Chinese Ministry of Commerce (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). We are working closely with MOFCOM to finalize an operations plan that is expected to outline in more detail the conditions of the competitive requirement.

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

In the March quarter of 2012, we restarted hard drive production and recommenced slider production in Thailand. We also extended slider production capacity into Malaysia and began shipping hard drives with sliders produced in Malaysia in the June quarter. We believe we now have the capability to adequately meet anticipated customer demand.

In 2012, we recorded $214 million of charges related to the flooding. Total charges included $119 million of fixed asset impairments, $61 million of recovery charges, $28 million of write-downs of damaged inventory and $27 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements. We maintain insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. We have submitted claims to our insurers and are awaiting a determination of how much of our total losses will be covered by insurance. It is reasonably possible that the final losses that we incur in connection with the flood damage and our business interruption will exceed the limits of our insurance policies.

Results of Operations

Fiscal 2012 Overview

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for HGST and the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd. (together, “Hoya”), which were acquired on March 8, 2012 and June 30, 2010, respectively, are included in our operating results only after the dates of their acquisition.

In 2012, our net revenue increased by 31% to $12.5 billion on hard drive shipments of 202 million units as compared to $9.5 billion and 207 million units in 2011. Operations from HGST contributed $3.1 billion in net revenue. In 2012, 19% of our hard drive revenue was derived from non-compute and enterprise markets, which include CE products, enterprise applications, and branded products, as compared to 27% in the prior-year period. Hard drive ASP increased to $62 in 2012 from $45 in 2011. Gross margin percentage increased to 29.2% in 2012 from 18.8% in 2011. Operating income increased from $781 million in 2011 to $1.8 billion in 2012, which included a net $214 million of charges related to the flooding, $80 million of impairments and other charges and $54 million of expenses related to the acquisition of HGST. As a percentage of net revenue, operating income was 14.2% in 2012 compared to 8.2% in 2011. Net income in 2012 was $1.6 billion, or $6.58 per diluted share, compared to $726 million, or $3.09 per diluted share, in 2011.

For the September quarter, we expect overall hard drive industry shipments to remain flat with the June quarter and pricing to reflect competitive market conditions. As such, we expect our revenue in the September quarter to decrease slightly from the June quarter. For fiscal 2013, we expect overall hard drive industry shipments to increase 5% from fiscal 2012.

Summary Comparison of 2012, 2011 and 2010

The following table sets forth, for the periods presented, selected summary information from our consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Years Ended
	June 29, 2012		July 1, 2011		July 2, 2010
Net revenue	$12,478	100.0%	$9,526	100.0%	$9,850	100.0%
Gross margin	3,638	29.2	1,791	18.8	2,401	24.4
R&D and SG&A*	1,573	12.6	1,010	10.6	876	8.9
Charges related to flooding, net	214	1.7	—	—	—	—
Impairment and other charges	80	0.6	—	—	—	—
Operating income	1,771	14.2	781	8.2	1,525	15.5
Other expense, net	(14)	(0.1)	(1)	—	(5)	(0.1)
Income before income taxes	1,757	14.1	780	8.2	1,520	15.4
Income tax provision	145	1.2	54	0.6	138	1.4
Net income	1,612	12.9	726	7.6	1,382	14.0

*	SG&A includes $54 million and $17 million of expenses related to the acquisition of HGST in 2012 and 2011, respectively. In addition, SG&A includes $7 million, $25 million and $27 million of litigation accruals in 2012, 2011 and 2010, respectively.

The following table sets forth, for the periods presented, summary information regarding unit shipments, ASPs and revenues by geography and channel (in millions, except percentages and ASPs):

	Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
Net revenue	$12,478	$9,526	$9,850
ASPs (per unit)*	$62	$45	$50
Revenues by Geography(%)
Americas	23%	22%	24%
Europe, Middle East and Africa	19	23	23
Asia	58	55	53
Revenues by Channel(%)
OEM	63%	49%	51%
Distributors	25	32	31
Retailers	12	19	18
Unit Shipments*
Compute	150	151	147
Non-compute	36	46	38
Enterprise	16	10	9

Total units shipped	202	207	194

*	Based on sales of hard drive units only.

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Revenue. Net revenue was $12.5 billion for 2012, an increase of 31% from 2011. Operations from HGST contributed $3.1 billion in net revenue. Total hard drive shipments in 2012 decreased to 202 million units as compared to 207 million units for the prior year. The increase in net revenue resulted primarily from a $17 increase in ASP from $45 to $62, partially offset by lower shipments. These changes were as a result of the severe supply constraints across the hard drive industry brought about by the Thailand floods.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. However, during 2012, changes in revenue by geography and channel reflected our efforts to allocate products to our customers as a result of the flooding in Thailand by balancing their immediate needs with their prevailing inventory positions in order to maximize the availability of hard drive products to the end customer within the shortest time horizon. In addition, as a result of our acquisition of HGST, our revenue by channel mix has become more heavily weighted toward OEM.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2012, these programs represented 6% of gross revenues compared to 11% in 2011. This decrease was mainly driven by the severe supply constraints brought about by the Thailand floods. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin. Gross margin for 2012 was $3.6 billion, an increase of $1.8 billion, or 103%, from the prior year. Gross margin as a percentage of net revenue increased to 29.2% in 2012 from 18.8% in 2011. This percentage increase was primarily due to an increase in ASP brought about by the impact of the Thailand flooding, offset by $91 million for costs recognized upon the sale of inventory that was written-up to fair value and $48 million for amortization of intangibles related to the Acquisition.

Operating Expenses. Total research and development (“R&D”) expense and selling, general and administrative (“SG&A”) expense increased to 12.6% of net revenue in 2012 compared to 10.6% in 2011. R&D expense was $1.1 billion in 2012, an increase of $352 million, or 50%, over the prior year. This increase in R&D expense was primarily due to increased expense related to the business of HGST and the continued investment in product development to support new programs. As a percentage of net revenue, R&D expense increased to 8.5% in 2012 compared to 7.4% in 2011. SG&A expense was $518 million in 2012, an increase of $211 million, or 69%, as compared to 2011. This increase in SG&A expense was primarily due to increased expense related to the business of HGST, the expansion of sales and marketing to support new products and growing markets, $37 million of incremental expenses related to the acquisition of HGST and $15 million for amortization of intangibles related to the Acquisition. SG&A expense as a percentage of net revenue increased to 4.2% in 2012 compared to 3.2% in 2011.

During 2012, we recorded $214 million of net charges related to the flooding in Thailand, including $119 million of fixed asset impairments, $61 million of recovery charges, $28 million of write-downs of damaged inventory and $27 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements.

In addition, during the fourth quarter of 2012, we recorded $56 million of asset impairment charges, $16 million of contract termination and other exit costs and $8 million of employee termination benefits.

Other Income (Expense). Other expense, net was $14 million in 2012 compared to $1 million in 2011. Interest expense increased from $10 million in 2011 to $26 million in 2012, primarily due to interest on a higher debt balance and a $5 million increase in debt commitment fees incurred prior to the closing of the Acquisition, offset by $4 million of gains on sales of our investments. Interest income increased from $9 million in 2011 to $12 million in 2012 due to higher average daily invested cash balances.

Income Tax Provision. Income tax expense was $145 million in 2012 as compared to $54 million in 2011. Tax expense as a percentage of income before taxes was 8.3% in 2012 compared to 6.9% for 2011. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates through 2025 and the current year generation of income tax credits.

As of June 29, 2012, we had a recorded liability for unrecognized tax benefits of approximately $280 million, which includes $39 million assumed in the Acquisition. Aside from the increase in the liability for unrecognized tax benefits related to liabilities assumed in the Acquisition, we recognized a net decrease of $4 million in our liability for unrecognized tax benefits during 2012. Interest and penalties recognized on such amounts were not material.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for us and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by us on September 5, 2007. In September 2011, we received a final Revenue Agent Report (“RAR”) and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to our income tax provision. We have also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. We disagree with the proposed adjustments. In May 2011, we filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of our fiscal years 2008 and 2009 and Komag’s period ended September 5, 2007.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of June 29, 2012, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.

Arbitration Award

As disclosed below in Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated. A hearing on the petition to vacate was held on March 1, 2012. Interest (as simple interest, not compounding) on the final award ($630.4 million) also accrues at the Minnesota statutory rate of 10% per year while we pursue our motion to vacate the award, and if necessary, an appeal if the motion to vacate the award is unsuccessful. We intend to pursue vigorously our motion to vacate the award and, if necessary, to appeal the award if it is confirmed by the District Court of Hennepin County Minnesota. We do not believe it is probable that the arbitrator’s award will be sustained and accordingly has not recorded any cost or liability for the arbitrator’s award in excess of the amount previously accrued by us ($25 million). We cannot make any assurances that we will be successful in our efforts to vacate the award or to overturn the award on appeal. If we are unsuccessful in these efforts, payment of the award, including interest, would adversely affect our financial condition, results of operations and cash flows. We will also be required to record a liability for the award if we should determine it is probable we will be required to pay the award.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Revenue. Net revenue was $9.5 billion for 2011, a decrease of 3% from 2010. Total hard drive shipments increased to 207 million units as compared to 194 million units for the prior year. The decrease in net revenue resulted primarily from a $5 decrease in ASP from $50 to $45, partially offset by the increase in unit shipments.

Changes in revenue by geography and channel generally reflected normal fluctuations in market demand and competitive dynamics.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2011, these programs represented 11% of gross revenues compared to 8% in 2010. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin. Gross margin for 2011 was $1.8 billion, a decrease of $610 million, or 25% from the prior year. Gross margin as a percentage of net revenue decreased to 18.8% in 2011 from 24.4% in 2010. This decrease was primarily due to an aggressive pricing environment, resulting in a lower ASP.

Operating Expenses. Total R&D expense and SG&A expense increased to 10.6% of net revenue in 2011 compared to 8.9% in 2010. R&D expense was $703 million in 2011, an increase of $92 million, or 15% over the prior year. As a percentage of net revenue, R&D expense increased to 7.4% in 2011 compared to 6.2% in 2010. This increase in R&D expense was primarily due to the continued investment in product development to support new programs. SG&A expense was $307 million in 2011, an increase of $42 million, or 16%, as compared to 2010. SG&A expense as a percentage of net revenue increased to 3.2% in 2011 compared to 2.7% in 2010. This increase in SG&A expense was primarily due to the expansion of sales and marketing to support new products and growing markets as well as $17 million of expenses related to the acquisition of HGST.

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

Liquidity and Capital Resources

We ended 2012 with total cash and cash equivalents of $3.2 billion, a decrease of $282 million from July 1, 2011. The following table summarizes our statements of cash flows for the three years ended June 29, 2012 (in millions):

	Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
Net cash flow provided by (used in):
Operating activities	$3,067	$1,655	$1,942
Investing activities	(4,167)	(793)	(986)
Financing activities	819	(106)	(16)
Effect of exchange rate changes on cash	(1)	—	—

Net increase (decrease) in cash and cash equivalents	$(282)	$756	$940

Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our cash, cash equivalents and cash generated from operations will be sufficient to meet our working capital, debt and capital expenditure needs for the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

A total of $1.7 billion and $3.0 billion of our cash and cash equivalents was held outside of the United States at June 29, 2012 and July 1, 2011, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities

Net cash provided by operating activities during 2012 was $3.1 billion as compared to $1.7 billion for 2011 and $1.9 billion for 2010. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $324 million for 2012 as compared to $238 million for 2011 and net cash used to fund working capital changes was $37 million for 2010.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The average quarterly cash conversion cycles for the three years ended 2012 were as follows:

	Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
Days sales outstanding	49	47	46
Days in inventory	37	27	23
Days payables outstanding	(83)	(75)	(72)

Cash conversion cycle	3	(1)	(3)

For 2012, our average days sales outstanding (“DSOs”) increased by 2 days, days in inventory (“DIOs”) increased by 10 days, and days payables outstanding (“DPOs”) increased by 8 days. These increases were primarily due to the impact of including HGST’s accounts receivable, inventory and accounts payable balances as of June 29, 2012, but only including HGST’s revenue and cost of sales from the date of Acquisition. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Net cash used in investing activities for 2012 was $4.2 billion as compared to $793 million for 2011 and $986 million for 2010. During 2012, cash used in investing activities consisted of $3.5 billion, net of cash acquired, used for the acquisitions, $76 million of proceeds related to the sale of equipment, and capital expenditures of $717 million. During 2011, cash used in investing activities consisted of capital expenditures of $778 million and $15 million for equipment related to the acquisition of a semiconductor wafer fabrication facility. During 2010, cash used in investing activities consisted primarily of $737 million for capital expenditures, $233 million used for the acquisition of the magnetic media sputtering operations of Hoya and $20 million used for the acquisition of the land and building associated with the acquisition of a semiconductor wafer fabrication facility, offset by $3 million of sales related to our auction-rate securities.

Capital expenditures in 2012 primarily consisted of flood recovery, the extension of slider production capacity into Malaysia and increased capacity for our broadening and growing product portfolio.

Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. During 2012, we settled $1 million of auction-rate securities, which are classified as available-for-sale securities, reducing the carrying value of these investments to $14 million.

Financing Activities

Net cash provided by financing activities for 2012 was $819 million as compared to $106 million and $16 million used in financing activities for 2011 and 2010, respectively. Net cash provided by financing activities for 2012 consisted of the $2.8 billion of proceeds borrowed under the Credit Facility in connection with the Acquisition, net of issuance costs, and a net $141 million provided by employee stock plans, offset by $604 million used to repurchase stock and $1.5 billion used to repay outstanding debt of the Company as well as debt assumed in the Acquisition. Net cash used in financing activities for 2011 consisted of $106 million used to repay long-term debt and $50 million used to repurchase shares of our common stock, offset by a net $50 million related to employee stock plans. Net cash used in financing activities for 2010 consisted of $82 million used to repay long-term debt, partially offset by a net $66 million provided by employee stock plans.

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

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of June 29, 2012 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion	$2,185	$230	$460	$1,495	$—
Operating leases	192	48	60	29	55
Unrecognized tax benefits	245	—	104	141	—
Purchase obligations	6,468	6,448	16	3	1

Total	$9,090	$6,726	$640	$1,668	$56

Long-Term Debt

On March 8, 2012, in connection with the Acquisition, WDI and WDT entered into the Credit Facility that provided for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The $2.3 billion term loan facility and $500 million available under the revolving credit facility were borrowed on the Closing Date and used to partially fund the Acquisition and repay our existing debt and debt assumed in the Acquisition. The $500 million revolving credit facility was repaid in the fourth quarter of fiscal 2012. As of June 29, 2012, the outstanding balance of the term loan facility was $2.2 billion. We are required to make principal payments on the term loan facility totaling $230 million a year for 2013 through 2016 and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) in 2017, with the term loan facility balance due and payable in full on March 8, 2017. See Part II, Item 8, Note 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for us and our subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, our ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of our assets, enter into certain speculative hedging arrangements and make any material change in the nature of our business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of June 29, 2012, we were in compliance with all covenants under the Credit Facility.

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

As a result of the Thailand floods and the impact on our ability to manufacture sufficient recording heads, we entered into an agreement on November 15, 2011 with SAE Magnetics (H.K.) Ltd., a subsidiary of TDK (“SAE”), to supply incremental heads. The agreement commenced in the third quarter of fiscal 2012 and includes quarterly minimum volumes through fiscal 2013. We have had an ongoing supply relationship for heads with SAE over periods spanning several years prior to this agreement.

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

Unrecognized Tax Benefits

As of June 29, 2012, the cash portion of our total recorded liability for unrecognized tax benefits was $245 million, which included $29 million related to the Acquisition. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part II, Item 8, Note 9 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program

Our Board of Directors previously authorized us to repurchase $750 million of our common stock in open market transactions under a stock repurchase program through March 31, 2013. On May 21, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until May 18, 2017. As of June 29, 2012 the entire $750 million previously authorized for repurchase had been utilized. In addition, as of June 29, 2012 $188 million of the $1.5 billion authorized on May 21, 2012 had been utilized. Since the inception of this program in 2005, through June 29, 2012, we have repurchased 36 million shares of our common stock for a total cost of $938 million. We repurchased 16.4 million shares for a total cost of $604 million during 2012. Subsequent to June 29, 2012 through August 16, 2012, we repurchased an additional 2.1 million shares for a total cost of $91 million. We may continue to repurchase our stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

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

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 9% to 12% of gross revenues per quarter. However, for 2012, sales incentive and marketing programs were 6% of gross revenues due to the severe supply constraints across the hard drive industry brought about by the Thailand floods. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue since the first quarter of fiscal 2010. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

Inventories

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

Litigation and Other Contingencies

When we become aware of a claim or potential claim, we assess the likelihood of any loss or exposure. We disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible, or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to our financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. Refer to Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized.

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

Stock-based Compensation

We account for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options and stock appreciation rights granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan purchase rights are estimated using the Black-Scholes-Merton option-pricing model. We account for SARs as liability awards based upon our intention to settle such awards in cash. The SARs liability is recognized for that portion of fair value for the service period rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. We are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially affected.

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

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for trading purposes. Currently, we focus on hedging our foreign currency risk related to the British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht. Singapore Dollar and Thai Baht contracts are designated as either cash flow or fair value hedges. Malaysian Ringgit contracts are designated as cash flow hedges. British Pound Sterling, Euro, Japanese Yen and Philippine Peso contracts are designated as fair value hedges. See Part II, Item 8, Notes 1 and 11 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

As of June 29, 2012, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Loss
Foreign exchange contracts:
Cash flow hedges:
Malaysian Ringgit	$323	3.13	$5
Singapore Dollar	$21	1.26	—
Thai Baht	$896	31.52	$11
Fair value hedges:
British Pound Sterling	$2	0.64	—
Euro	$15	0.79	—
Japanese Yen	$70	81.32	—
Philippine Peso	$4	42.87	—
Singapore Dollar	$3	1.26	—
Thai Baht	$292	31.45	—

*	Expressed in units of foreign currency per U.S. dollar.

In 2012, 2011 and 2010, total net realized transaction and foreign exchange contract currency gains and losses were not material to our consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a LIBOR rate determined by reference to the British Bankers Association LIBOR Rate for the interest period relevant to such borrowing, subject to certain exceptions (the “Eurodollar Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate as announced by Bank of America, N.A. and (iii) the Eurodollar Rate plus 1.00% (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility ranges from 1.50% to 2.50% with respect to borrowings at the Eurodollar Rate and 0.50% to 1.50% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $22 million annually.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 29, 2012 and July 1, 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 29, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 29, 2012 and July 1, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation’s internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 17, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

August 17, 2012

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Western Digital Corporation:

We have audited Western Digital Corporation’s internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Western Digital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 29, 2012 and July 1, 2011, the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 29, 2012, and the related financial statement schedule, and our report dated August 17, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

August 17, 2012

Irvine, California

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	June 29, 2012	July 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,208	$3,490
Accounts receivable, net	2,364	1,206
Inventories	1,210	577
Other current assets	359	214

Total current assets	7,141	5,487
Property, plant and equipment, net	4,067	2,224
Goodwill	1,975	151
Other intangible assets, net	799	71
Other non-current assets	224	185

Total assets	$14,206	$8,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,773	$1,545
Accrued expenses	858	349
Accrued warranty	171	132
Current portion of long-term debt	230	144

Total current liabilities	4,032	2,170
Long-term debt	1,955	150
Other liabilities	550	310

Total liabilities	6,537	2,630
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued and outstanding — 246 and 233 shares, respectively	3	2
Additional paid-in capital	2,223	1,091
Accumulated other comprehensive loss	(15)	(5)
Retained earnings	6,012	4,400
Treasury stock — common shares at cost; 15 shares and none, respectively	(554)	—

Total shareholders’ equity	7,669	5,488

Total liabilities and shareholders’ equity	$14,206	$8,118

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
Revenue, net	$12,478	$9,526	$9,850
Cost of revenue	8,840	7,735	7,449

Gross margin	3,638	1,791	2,401

Operating expenses:
Research and development	1,055	703	611
Selling, general and administrative	518	307	265
Charges related to flooding, net	214	—	—
Impairment and other charges	80	—	—

Total operating expenses	1,867	1,010	876

Operating income	1,771	781	1,525
Other income (expense):
Interest income	12	9	4
Interest and other expense	(26)	(10)	(9)

Total other expense, net	(14)	(1)	(5)

Income before income taxes	1,757	780	1,520
Income tax provision	145	54	138

Net income	$1,612	$726	$1,382

Income per common share:
Basic	$6.69	$3.14	$6.06

Diluted	$6.58	$3.09	$5.93

Weighted average shares outstanding:
Basic	241	231	228

Diluted	245	235	233

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
Cash flows from operating activities
Net income	$1,612	$726	$1,382
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	825	602	510
Stock-based compensation	92	69	60
Deferred income taxes	34	20	27
Non-cash portion of charges related to flooding	119	—	—
Non-cash portion of impairment and other charges	61	—	—
Changes in:
Accounts receivable, net	162	50	(330)
Inventories	88	(17)	(148)
Accounts payable	132	178	270
Accrued expenses	(128)	71	67
Other assets and liabilities	70	(44)	104

Net cash provided by operating activities	3,067	1,655	1,942

Cash flows from investing activities
Purchases of property, plant and equipment	(717)	(778)	(737)
Acquisitions, net of cash acquired	(3,526)	(15)	(253)
Proceeds from the sale of equipment	76	—	—
Sales and maturities of investments	—	—	4

Net cash used in investing activities	(4,167)	(793)	(986)

Cash flows from financing activities
Issuance of stock under employee stock plans	74	58	79
Taxes paid on vested stock awards under employee stock plans	(15)	(8)	(17)
Excess tax benefits from employee stock plans	82	—	4
Repurchases of common stock	(604)	(50)	—
Proceeds from debt, net of issuance costs	2,775	—	—
Repayment of debt	(908)	(106)	(82)
Repayment of assumed debt	(585)	—	—

Net cash provided by (used in) financing activities	819	(106)	(16)

Effect of exchange rate changes on cash	(1)	—	—

Net increase (decrease) in cash and cash equivalents	(282)	756	940
Cash and cash equivalents, beginning of year	3,490	2,734	1,794

Cash and cash equivalents, end of year	$3,208	$3,490	$2,734

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16	$10	$7
Cash paid for interest	$22	$6	$8
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with acquisition	$877	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in millions)

					Additional	Accumulated Other		Total	Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
Balance at July 3, 2009	225	$2	—	$—	$896	$2	$2,292	$3,192	$484

Employee stock plans	6				62			62
Stock based compensation					60			60
Increase in excess tax benefits from employee stock plans					4			4
Net income							1,382	1,382	$1,382
Unrealized gain on foreign exchange contracts						9		9	9

Balance at July 2, 2010	231	$2	—	$—	$1,022	$11	$3,674	$4,709	$1.391

Employee stock plans	2		2	50				50
Stock based compensation					69			69
Repurchase of common stock			(2)	(50)				(50)
Net income							726	726	$726
Unrealized loss on foreign exchange contracts						(16)		(16)	(16)

Balance at July 1, 2011	233	$2	—	$—	$1,091	$(5)	$4,400	$5,488	$710

Employee stock plans	3		1	50	9			59
Stock based compensation					92			92
Common stock issued in connection with acquisition	25	1			876			877
Stock awards assumed in acquisition					73			73
Increase in excess tax benefits from employee stock plans					82			82
Repurchase of common stock			(16)	(604)				(604)
Net income							1,612	1,612	$1,612
Actuarial pension loss						(3)		(3)	(3)
Translation gain						4		4	4
Unrealized loss on foreign exchange contracts						(11)		(11)	(11)

Balance at June 29, 2012	261	$3	(15)	$(554)	$2,223	$(15)	$6,012	$7,669	$1,602

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Western Digital Corporation (the “Company” or “Western Digital”) is an industry-leading developer and manufacturer of storage products that enable people to create, manage, experience and preserve digital content. The Company designs and makes storage devices, networking equipment and home entertainment products under the WD, HGST and G-Technology brands. The Company serves each of the primary markets addressing storage opportunities — enterprise and cloud data centers, client, consumer electronics, backup, the internet and other emerging markets such as automotive and home and small office networking.

The Company operates its global business through two independent subsidiaries due to regulatory requirements—WD and HGST, both long-time innovators in the storage industry.

The Company’s principal products today are hard drives that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are today’s primary storage medium for digital content. The Company’s hard drives are used in desktop and notebook computers, corporate and multiple types of data centers, home entertainment equipment and stand-alone consumer storage devices. The Company’s other products include solid-state drives, home entertainment and networking products and software applications for smart phones and tablets.

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company has a 52 or 53-week fiscal year. The 2012, 2011 and 2010 fiscal years which ended on June 29, 2012, July 1, 2011 and July 2, 2010, respectively, consisted of 52 weeks each.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts for all foreign subsidiaries, except for one Japanese subsidiary in which Yen is the functional currency, have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from remeasurement or translation of these accounts from local currencies into U.S. dollars were immaterial to the consolidated financial statements.

On March 8, 2012 (“Closing Date”), the Company completed its acquisition (“the Acquisition”) of all of the issued and paid-up share capital of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”) from Hitachi, Ltd. (“Hitachi”). On June 30, 2010, the Company acquired the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd (together, “Hoya”). The acquisitions are further described in Note 14. The results of operations of HGST and Hoya since the dates of their acquisitions are included in the consolidated financial statements.

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

Concentration of Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At June 29, 2012 and July 1, 2011, the Company had reserves for potential credit losses of $9 million and $5 million, respectively, and net accounts receivable of $2.4 billion and $1.2 billion, respectively.

The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventories

The Company values inventories at the lower of cost (first-in, first out and weighted average methods) or net realizable value. The first-in, first-out (“FIFO”) method is used to value the cost of the majority of the Company’s inventories, while the weighted-average method is used to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by the Company. The Company has determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, precious metals are relieved from inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a FIFO method. As of June 29, 2012 and July 1, 2011, 89% and 85%, respectively, of the inventory was valued using the FIFO method with the remainder valued using the weighted average method. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Goodwill and Other Long-Lived Assets

The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during 2012, 2011 or 2010.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist primarily of technology acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company recorded impairments to certain long-lived assets in 2012. See Notes 15 and 16. The Company did not record any impairments to long-lived assets during 2011 or 2010.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expense

Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company included advertising costs of $30 million, $11 million, and $7 million in 2012, 2011 and 2010, respectively.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
Net income	$1,612	$726	$1,382

Weighted average shares outstanding:
Basic	241	231	228
Employee stock options and other	4	4	5

Diluted	245	235	233

Income per common share:
Basic	$6.69	$3.14	$6.06

Diluted	$6.58	$3.09	$5.93

Anti-dilutive potential common shares excluded*	5	3	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

Stock-based Compensation

The Company accounts for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options and cash-settled stock appreciation rights (“SARs”) granted are estimated using a binomial model, and the fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option-pricing model. The Company accounts for SARs as liability awards based upon management’s intention to settle such awards in cash. The SARs liability is recognized for that portion of fair value for the service period rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. Both the binomial and the Black-Scholes-Merton option-pricing models require the input of highly subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially affected.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts, actuarial gains and losses related to pensions and gains and losses on foreign currency translation adjustments.

Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. The Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges and had an aggregate notional amount of $1.6 billion and $1.5 billion at June 29, 2012 and July 1, 2011, respectively.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A change in the fair value of fair value hedges is recognized in earnings in the period incurred. For our Japanese subsidiary in which Yen is the functional currency, a change in the fair value of fair value hedges is recognized in other comprehensive income (loss) in the period incurred. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the consolidated financial statements for all years presented. See Notes 10 and 11 for additional disclosures related to foreign exchange contracts.

Pensions and Other Postretirement Benefit Plans

The Company has defined benefit pension plans and other postretirement plans covering certain employees in various countries. The benefits are based on the employees’ years of service and compensation. The plans are funded in conformity with the funding requirements of applicable government authorities. The Company amortizes unrecognized actuarial gains and losses and prior service costs on a straight-line basis over the remaining estimated average service life of the participants. The measurement date for the plans is the Company’s fiscal year-end. The Company recognizes the funded status of its defined benefit pension and postretirement plans in the consolidated balance sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss) in the year in which such changes occur. See Note 14 for additional disclosures related to the Company’s pension and other postretirement benefit plans.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). The new standard requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB deferred certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. The Company is currently evaluating how it will report comprehensive income, but the adoption of either method will constitute a change in the Company’s financial statement presentation.

Note 2. Supplemental Financial Statement Data

	Years Ended
	June 29, 2012	July 1, 2011
	(In millions)
Inventories:
Raw materials and component parts	$245	$172
Work-in-process	552	263
Finished goods	413	142

Total inventories	$1,210	$577

Property, plant and equipment:
Land and buildings	$1,222	$741
Machinery and equipment	5,211	3,664
Furniture and fixtures	15	9
Leasehold improvements	128	108
Construction-in-process	597	315

Total property, plant and equipment	7,173	4,837
Accumulated depreciation	(3,106)	(2,613)

Property, plant and equipment, net	$4,067	$2,224

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Debt

Long-term debt consisted of the following as of June 29, 2012 and July 1, 2011 (in millions):

	2012	2011
Term loan	$2,185	$294
Less amounts due in one year	(230)	(144)

Long-term debt	$1,955	$150

On the Closing Date, the Company, in its capacity as the parent entity and guarantor, Western Digital Technologies, Inc. (“WDT”) and Western Digital Ireland, Ltd. (“WDI”), an indirect wholly owned subsidiary of the Company, entered into a five-year credit agreement (“the Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders party thereto from time to time (collectively, the “Lenders”). The Credit Facility provided for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility is WDI and the revolving credit facility is available to both WDI and WDT (WDI and WDT are referred to as “the Borrowers”). The revolving credit facility includes a $50 million sublimit for letters of credit and a $20 million sublimit for swing line loans. In addition, the Borrowers may elect to expand the credit facilities by up to $500 million if existing or new lenders provide additional term or revolving commitments.

The $2.3 billion term loan and $500 million revolving loan were borrowed by WDI on the Closing Date and were used together with existing cash and 25 million newly issued shares of the Company’s common stock to fund the Acquisition, to repay the existing term loans of WDT, to repay the debt assumed with the Acquisition and to pay related fees, costs and expenses.

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of the applicable Borrowers, either (a) a LIBOR rate determined by reference to the British Bankers Association LIBOR Rate for the interest period relevant to such borrowing, subject to certain exceptions (the “Eurodollar Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate as announced by Bank of America, N.A. and (iii) the Eurodollar Rate plus 1.00% (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility ranges from 1.50% to 2.50% with respect to borrowings at the Eurodollar Rate and 0.50% to 1.50% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. The interest rate at June 29, 2012 was 2.25%.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. The Company is required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2013 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) in fiscal 2017, with the term loan facility balance due and payable in full on March 8, 2017. The revolving credit facility was repaid in the fourth fiscal quarter of 2012.

The Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of its assets, and enter into certain speculative hedging arrangements and make any material change in the nature of its business. Upon the occurrence of an event of default under the Credit Facility, the Administrative Agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the Lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of June 29, 2012, the Company was in compliance with all covenants.

The obligations of the Borrowers under the Credit Facility are guaranteed by the Company and the Company’s material domestic subsidiaries, and the obligations of WDI under the Credit Facility are also guaranteed by WDT.

The Company was required to pay a commitment fee at the rate of 0.35%, per annum of the aggregate unfunded amount committed to be borrowed under the Credit Facility from the date of commitment on March 7, 2011 through the Closing Date. From the beginning of fiscal 2012 through the Closing Date, the Company incurred debt commitment fees of $7 million, which are included within interest and other expense in the consolidated statements of income.

On the Closing Date, the Company repaid the entire outstanding principal amount of $231 million on its previously existing term loan facility originally scheduled to mature on February 11, 2013, plus accrued and unpaid interest, as well as $585 million of debt assumed in the Acquisition.

Note 4. Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2022. Rental expense under these operating leases, including month-to-month rentals, was $41 million, $23 million and $22 million in 2012, 2011 and 2010, respectively. Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 29, 2012 are as follows (in millions):

2013	$48
2014	33
2015	27
2016	18
2017	11
Thereafter	55

Total future minimum payments	$192

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranty Liability

Changes in the warranty accrual for 2012, 2011 and 2010 were as follows (in millions):

	2012	2011	2010
Warranty accrual, beginning of period	$170	$170	$123
Charges to operations	154	172	183
Utilization	(196)	(160)	(138)
Changes in estimate related to pre-existing warranties	(7)	(12)	2
Warranty liabilities assumed as a result of the Acquisition	139	—	—

Warranty accrual, end of period	$260	$170	$170

Accrued warranty also includes amounts classified in other liabilities in the consolidated balance sheets of $89 million at June 29, 2012 and $38 million at July 1, 2011. See Note 14 for a discussion of the warranty liabilities assumed as a result of the Acquisition.

Long-term Purchase Agreements

The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. The Company expects these commitments to total $268 million for 2013, $11 million for 2014, $5 million for 2015, $3 million for 2016 and $1 million in 2017.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 8, 2008, plaintiffs MagSil Corporation and the Massachusetts Institute of Technology filed a complaint in the District of Delaware against WD, HGST and six other companies in the disk drive industry alleging infringement of U.S. Patent Nos. 5,629,922 and 5,835,314. The complaint seeks unspecified monetary damages and injunctive relief. The asserted patents allegedly relate to tunneling magneto resistive technology. In January 2010, MagSil amended its complaint to allege infringement of only the ‘922 patent. As disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on August 13, 2010, MagSil and WD settled the matter for an amount that was not material to the Company’s financial position, results of operations or cash flows. With respect to the claim pending against HGST, in February 2011, HGST obtained a ruling invalidating the patent on summary judgment. MagSil appealed the decision, and in August 2012, the appellate court affirmed the trial court’s decision granting HGST summary judgment. HGST intends to continue to defend itself vigorously in this matter.

On July 15, 2009, plaintiffs Carl B. Collins and Farzin Davanloo filed a complaint in the Eastern District of Texas against WD, HGST and nine other companies alleging infringement of U.S. Patent Nos. 5,411,797 and 5,478,650. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to nanophase diamond films. On October 11, 2011, plaintiffs and WD filed a joint motion to stay all deadlines applicable to claims involving WD, indicating that the parties had reached an agreement in principle that would resolve the case for an immaterial amount that was accrued by the Company in the first quarter of fiscal 2012. The court approved the motion on October 13, 2011. Plaintiffs and WD entered into a formal written settlement agreement on November 18, 2011, and the court granted an order dismissing the case as to WD with prejudice on December 7, 2011. With respect to the claim pending against HGST, mediation in the matter was held on March 20, 2012, and the parties reached an agreement in principle to settle the case for an immaterial amount that was accrued by the Company in the third quarter of fiscal 2012. Plaintiffs and HGST entered into a formal settlement agreement on May 9, 2012, and the court granted an order dismissing the case against HGST with prejudice on May 30, 2012.

On December 7, 2009, plaintiff Nazomi Communications filed a complaint in the Eastern District of Texas against WD and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Plaintiffs dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. In August 2012, the court granted WD’s motion for summary judgment of non-infringement. WD intends to continue to defend itself vigorously in this matter.

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

On November 18, 2011, the sole arbitrator ruled in favor of WD in connection with five of the eight alleged trade secrets at issue, based on evidence that such trade secrets were known publicly at the time the former employee joined WD. Based on a determination that the employee had fabricated evidence, the arbitrator then concluded that WD had to know of the fabrications. As a sanction, the arbitrator precluded any evidence or defense by WD disputing the validity, misappropriation, or use of the three remaining alleged trade secrets by WD, and entered judgment in favor of Seagate with respect to such trade secrets. Using an unjust enrichment theory of damages, the arbitrator issued an interim award against WD in the amount of $525 million plus pre-award interest at the Minnesota statutory rate of 10% per year. In his decision with respect to these three trade secrets, the arbitrator did not question the relevance, veracity or credibility of any of WD’s ten expert and fact witnesses (other than WD’s former employee), nor the authenticity of any other evidence WD presented. A hearing to consider the amount of pre-award interest was held on January 10, 2012. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million for a total final award of $630.4 million. On January 23, 2012, WD filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated. A hearing on the petition to vacate was held on March 1, 2012, and the court has taken the matter under submission.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Geographic Information

The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines, Singapore, and Thailand as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended June 29, 2012 (in millions):

	2012	2011	2010
Net revenue(1):
United States	$2,366	$1,589	$1,889
Asia	7,219	5,434	5,239
Europe, Middle East and Africa	2,325	2,196	2,260
Other	568	307	462

Total	$12,478	$9,526	$9,850

Long-lived assets:
United States	$1,687	$1,285	$1,173
Asia	5,343	1,345	1,379
Europe, Middle East and Africa	35	1	56

Total	$7,065	$2,631	$2,608

(1)	Net revenue is attributed to geographic regions based on the ship to location of the customer.

Major Customers

For 2012, sales to Hewlett Packard Company accounted for 11% of the Company’s net revenue. For 2011 and 2010, no single customer accounted for 10%, or more, of the Company’s net revenue. For 2012, 2011 and 2010, sales to the Company’s top ten customers accounted for 50%, 49% and 53% of the Company’s net revenue, respectively.

Note 7. Western Digital Corporation 401(k) Plan

The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company makes a basic matching contribution on behalf of each participating eligible employee equal to fifty percent (50%) of the eligible participant’s pre-tax contributions for the contribution cycle not to exceed 5% of the eligible participant’s compensation; provided, however, that each eligible participant shall receive a minimum annual basic matching contribution equal to fifty percent (50%) of the first $4,000 of pre-tax contributions for any calendar year. Company contributions vest over a 5-year period of employment. For 2012, 2011 and 2010, the Company made Plan contributions of $12 million, $9 million, and $9 million, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Shareholders’ Equity

Stock Incentive Plans

In connection with the Acquisition, the Company assumed all of the unvested stock options, stock appreciation rights (“SARs”), and restricted stock unit awards (“RSUs”) outstanding under HGST’s stock plans as of the Closing Date. The assumed stock options, SARs and RSUs were converted into equivalent stock options, SARs and RSUs with respect to shares of the Company’s common stock using an equity award exchange ratio pursuant to the Stock Purchase Agreement, dated March 7, 2011 (the “SPA”). As of June 29, 2012, options to purchase 3.5 million shares of the Company’s common stock, 0.2 million RSUs, and 1.7 million SARs were outstanding under these assumed awards. No new awards may be granted under the HGST stock plans.

In addition to the awards assumed in connection with the HGST acquisition, the Company maintains four stock-based incentive plans (collectively, including the assumed HGST awards, referred to as the “Stock Plans”): the amended and restated 2004 Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. No new awards may be granted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of June 29, 2012, options to purchase 0.8 million shares of the Company’s common stock remained outstanding and exercisable under the Prior Stock Plans. Other than for such options, no restricted stock or other awards were outstanding under the Prior Stock Plans as of June 29, 2012. Options granted under the Prior Stock Plans expire either five or ten years from the date of grant.

The types of awards that may be granted under the 2004 Performance Incentive Plan include stock options, SARs, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2004 Performance Incentive Plan is ten years after the grant date of the award. RSUs granted under the 2004 Performance Incentive Plan typically vest over periods ranging from one to five years from the date of grant.

As of June 29, 2012, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2004 Performance Incentive Plan was 37.2 million shares. Any shares subject to awards under the Prior Stock Plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. Shares issued in respect of stock options and stock appreciation rights granted under the 2004 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas shares issued in respect of any other type of award granted under the plan count against the plan’s share limit as 1.35 shares for every one share actually issued in connection with such award. The 2004 Performance Incentive Plan will terminate on September 20, 2014 unless terminated earlier by the Company’s Board of Directors.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Expense

The Company recognized in expense $57 million, $37 million and $37 million for stock-based compensation related to the vesting of options granted or assumed by the Company under the Stock Plans and the ESPP in 2012, 2011 and 2010, respectively. As of June 29, 2012, total compensation cost related to unvested stock options granted under the Stock Plans and ESPP rights issued to employees but not yet recognized was $143 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.3 years.

The Company recognized a benefit of $7 million related to SARs assumed under the Stock Plans. The assumed SARs will be settled in cash upon exercise. As a result, the Company had a total of $22 million related to SARs included in accrued liabilities as of June 29, 2012 in the consolidated balance sheet. As of June 29, 2012, total compensation cost related to unvested SARs issued to employees but not yet recognized was $18 million and will be recognized on a straight-line basis over a weighted average service period of approximately 1.8 years.

Approximately 0.4 million RSUs were outstanding immediately following the Closing Date as a result of the HGST RSUs assumed in connection with the Acquisition. In addition, the Company granted approximately 1.4 million RSUs during 2012, which are payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The Company also granted 0.2 million (reported at target) performance restricted stock units (“PSUs”) during 2012, which become earned and payable in shares of the Company’s common stock ranging from 0% to 200% of the target number of PSUs based on achievement of certain performance milestones over 2013 and 2014. For purposes of this footnote, references to RSUs include the PSUs (at target).The effect of the PSUs activity was immaterial to the Company’s financial statements in 2012. The aggregate market value of the shares underlying the RSUs was $71 million at the date of grant or, in the case of the RSUs assumed in the Acquisition, at the date of assumption. The compensation expense for granted and assumed RSUs is being recognized as expense over the corresponding vesting or measurement periods of the awards. For purposes of recognizing awards granted, the Company has assumed a weighted average forfeiture rate of 2.4% based on a historical analysis indicating forfeitures for these types of awards. The Company recognized in expense $35 million, $32 million and $23 million related to restricted stock and RSU awards granted under the Stock Plans that vested during 2012, 2011 and 2010, respectively. As of June 29, 2012, the aggregate unamortized fair value of all unvested RSUs granted under the Stock Plans was $56 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.6 years.

Stock Option Activity

The following table summarizes stock option activity under the Stock Plans over the last three fiscal years (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at July 3, 2009	11.3	$17.00
Granted	1.4	36.06
Exercised	(3.1)	14.67
Canceled or expired	(0.2)	22.78

Options outstanding at July 2, 2010	9.4	$20.61
Granted	2.5	26.59
Exercised	(1.4)	16.83
Canceled or expired	(0.3)	26.21

Options outstanding at July 1, 2011	10.2	$22.49
Granted	3.7	31.78
Assumed	4.2	8.47
Exercised	(2.1)	15.14
Canceled or expired	(0.2)	28.76

Options outstanding at June 29, 2012	15.8	$21.89	4.5	$150

Exercisable at June 29, 2012	7.1	$20.55	3.5	$75

Vested and expected to vest after June 29, 2012	15.6	$21.84	4.5	$149

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of June 29, 2012, the Company had options outstanding to purchase an aggregate of 15.8 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $150 million at that date. During 2012, 2011 and 2010, the aggregate intrinsic value of options exercised under the Stock Plans was $53 million, $25 million and $72 million, respectively, determined as of the date of exercise.

The following table summarizes information about options outstanding and exercisable under the Stock Plans as of June 29, 2012 (in millions, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.85 – $6.67	2.8	4.3	$6.47	0.7	$5.92
$7.48 – $19.90	3.5	3.5	14.48	2.6	14.86
$20.13 – $26.01	2.4	3.6	23.92	1.9	23.64
$26.17 – $35.74	5.0	5.5	28.30	1.2	27.18
$35.75 – $40.66	2.1	5.4	37.22	0.7	36.13

	15.8	4.5	$21.89	7.1	$20.55

SARs Activity

The share-based compensation liability for SARs assumed is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. The Company uses estimated forfeiture rates on unvested awards to calculate a liability only for those SARs expected to vest. The total vested portion of the SARs represents the proportion of the fair value of the SARs vested based upon the percentage of the required service rendered at the reporting date. As of June 29, 2012, 1.7 million SARs were outstanding with a weighted average exercise price of $7.67. There were no SARs granted and all other SARs activity was immaterial to the consolidated financial statements for the year ended June 29, 2012.

Fair Value Disclosure — Binomial Model

The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions including the expected stock price volatility, the expected price multiple at which employees are likely to exercise stock options and the expected employee termination rate. The Company uses historical data to estimate option exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three years ended June 29, 2012 was estimated using the following weighted average assumptions:

	2012	2011	2010
Suboptimal exercise factor	1.81	1.81	1.73
Range of risk-free interest rates	0.12% to 1.61%	0.20% to 2.90%	0.31% to 3.40%
Range of expected stock price volatility	0.41 to 0.55	0.39 to 0.59	0.40 to 0.72
Weighted average expected volatility	0.49	0.52	0.57
Post-vesting termination rate	2.61%	2.44%	3.57%
Dividend yield	—	—	—
Fair value	$12.91	$11.42	$17.09

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average expected term of the Company’s stock options granted during 2012, 2011 and 2010 was 4.9 years, 4.7 years and 4.6 years, respectively.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1st or December 1st of each year.

The fair values of all ESPP purchase rights granted on or prior to June 29, 2012 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	ESPP
	2012	2011	2010
Option life (in years)	1.24	1.25	1.24
Risk-free interest rate	0.22%	0.44%	0.57%
Stock price volatility	0.46	0.44	0.53
Dividend yield	—	—	—
Fair value	$7.29	$8.36	$10.02

RSU Activity

The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 3, 2009	3.1	$21.80
Granted	1.2	38.42
Vested	(1.1)	20.60
Canceled or expired	(0.1)	27.84

RSUs outstanding at July 2, 2010	3.1	$28.43
Granted	1.0	26.75
Vested	(0.8)	24.03
Canceled or expired	(0.2)	32.41

RSUs outstanding at July 1, 2011	3.1	$28.85
Granted	1.6	32.87
Assumed	0.4	38.98
Vested	(1.3)	24.58
Canceled or expired	(0.1)	32.01

RSUs outstanding at June 29, 2012	3.7	$33.19

Expected to vest after June 29, 2012	3.6	$32.81

The fair value of each RSU is the market price of our stock on the date of grant. The aggregate value of RSUs that became fully-vested during 2012 and 2011 was $41 million and $23 million, respectively, determined as of the vest date. The grant-date fair value of the shares underlying the RSU awards at the date of grant or assumption was $71 million, $26 million and $45 million in 2012, 2011 and 2010, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 2.4%, 1.8%, and 1.6% during 2012, 2011, and 2010, respectively, based on a historical analysis indicating forfeitures for these types of awards.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

The Company’s Board of Directors previously authorized the repurchase of $750 million of common stock in open market transactions under a stock repurchase program through March 31, 2013. On May 21, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of its common stock and the extension of the Company’s stock repurchase program until May 18, 2017. As of June 29, 2012 the entire $750 million previously authorized for repurchase had been utilized. In addition, as of June 29, 2012 $188 million of the $1.5 billion authorized on May 21, 2012 had been utilized. Since the inception of this program in 2005, through June 29, 2012, the Company has repurchased 36 million shares of its common stock for a total cost of $938 million. The Company repurchased 16.4 million shares for a total cost of $604 million during 2012. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Stock Reserved for Issuance

The following table summarizes all shares of common stock reserved for issuance at June 29, 2012 (in millions):

Number of Shares
Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	25.7
ESPP	2.0

Total	27.7

Note 9. Income Taxes

Pre-tax Income

The domestic and foreign components of income before income taxes were as follows for the three years ended June 29, 2012 (in millions):

	2012	2011	2010
Foreign	$1,559	$660	$1,418
Domestic	198	120	102

Income before income taxes	$1,757	$780	$1,520

Income Tax Provision

The components of the provision for income taxes were as follows for the three years ended June 29, 2012 (in millions):

	2012	2011	2010
Current:
Foreign	$12	$12	$9
Domestic-federal	98	21	101
Domestic-state	1	1	1
Deferred:
Foreign	18	—	—
Domestic-federal	25	30	37
Domestic-state	(9)	(10)	(10)

Income tax provision	$145	$54	$138

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remaining net undistributed earnings from foreign subsidiaries at June 29, 2012 on which no U.S. tax has been provided amounted to $6.3 billion. The net undistributed earnings are intended to finance local operating requirements and capital investments. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings would be $2.1 billion if the Company repatriated the $6.3 billion in undistributed earnings from the foreign subsidiaries.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of June 29, 2012 and July 1, 2011 were as follows (in millions):

	2012	2011
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$61	$51
Accrued compensation and benefits not currently deductible	166	69
Domestic net operating loss carryforward	112	49
Business credit carryforward	154	145
Other	90	53

Total deferred tax assets	583	367
Deferred tax liabilities:
Depreciation	(191)	(116)
Other	(18)	(10)

Total deferred tax liabilities	(209)	(126)

Valuation allowances	(40)	—

Deferred tax assets, net	$334	$241

	2012	2011
Deferred tax assets:
Current portion (included in other current assets)	$159	$108
Non-current portion (included in other non-current assets)	424	259

Total deferred tax assets	583	367
Deferred tax liabilities:
Current portion (included in other current assets)	(3)	(2)
Non-current portion (included in other non-current assets)	(206)	(124)

Total deferred tax liabilities	(209)	(126)

Valuation allowances (included in non-current portion of deferred tax assets)	(40)	—

Deferred tax assets, net	$334	$241

The net deferred tax asset valuation was $40 million as of June 29, 2012. This $40 million increase in valuation allowance was recognized as part of the Acquisition. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.

In addition to the deferred tax assets presented above, the Company had additional NOL benefits related to stock-based compensation deductions of $33 million and $110 million at June 29, 2012 and July 1, 2011, respectively. The net decrease in NOL benefits relates to the current year and prior year stock based compensation deductions which resulted in a current benefit of $82 million. This $82 million was recorded as a credit to shareholders’ equity.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended June 29, 2012:

	2012	2011	2010
U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(29)	(26)	(26)
Tax effect of U.S. permanent differences	3	3	1
State income tax, net of federal tax	1	(1)	—
Income tax credits	(2)	(4)	(1)

Effective tax rate	8%	7%	9%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines, Singapore and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates through 2025. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $729 million ($2.98 per diluted share), $362 million ($1.54 per diluted share), and $560 million ($2.40 per diluted share) in 2012, 2011, and 2010, respectively.

As of June 29, 2012, the Company had federal and state NOL carryforwards of $240 million and $151 million, respectively. In addition, as of June 29, 2012, the Company had various federal and state tax credit carryforwards of $236 million combined. The NOL carryforwards available to offset future federal and state taxable income expire at various dates from 2020 to 2032 and 2016 to 2032, respectively. Approximately $108 million of the credit carryforwards available to offset future taxable income expire at various dates from 2016 to 2032. The remaining amount is available indefinitely. NOLs and credits relating to Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007, are subject to limitations under Section 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of NOLs and credits ultimately realized. NOLs and credits relating to HGST, which was acquired by the Company on March 8, 2012, are subject to limitations under Section 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of NOLs ultimately realized. However, the Company expects the total amount of credits ultimately realized will be reduced by $9 million.

Uncertain Tax Positions

The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of June 29, 2012, such interest and penalties were not material.

As of June 29, 2012, the Company had $280 million of unrecognized tax benefits.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended June 29, 2012 (in millions):

Unrecognized tax benefit at July 1, 2011	$245
Gross increases related to current year tax positions	14
Settlements/lapse of statute of limitations	(18)
HGST acquisition	39

Unrecognized tax benefit at June 29, 2012	$280

The Company’s unrecognized tax benefits are primarily included within long-term liabilities in the Company’s consolidated balance sheets. The entire balance of unrecognized tax benefits at June 29, 2012, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state, and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2008 through 2012. In foreign jurisdictions, with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2006. The Company is no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2006, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period.

The IRS has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for the Company and calendar years 2005 and 2006 for Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007. In September 2011, the Company received a final Revenue Agent Report (“RAR”) and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to the Company’s income tax provision. The Company has also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. The Company disagrees with the proposed adjustments. In May 2011, the Company filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of the Company’s fiscal years 2008 and 2009 and Komag’s period ended September 5, 2007.

The Company believes that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 29, 2012, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$721	$—	$—	$721
U.S. Treasury securities	—	61	—	61
U.S. Government agency securities	—	62	—	62

Total cash equivalents	721	123	—	844

Foreign exchange contracts	—	1	—	1
Auction-rate securities	—	—	14	14

Total assets at fair value	$721	$124	$14	$859

Liabilities:
Foreign exchange contracts	$—	$22	$—	$22

Total liabilities at fair value	$—	$22	$—	$22

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of July 1, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$721	$—	$—	$721
U.S. Treasury securities	—	60	—	60
U.S. Government agency securities	—	78	—	78

Total cash equivalents	721	138	—	859
Auction-rate securities	—	—	15	15

Total assets at fair value	$721	$138	$15	$874

Liabilities:
Foreign exchange contracts	$—	$5	$—	$5

Total liabilities at fair value	$—	$5	$—	$5

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

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk related to the British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht. Foreign exchange contracts are classified within other current assets and liabilities in the consolidated balance sheets. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.

For the year ended June 29, 2012, the Company had a $1 million settlement in its Level 3 financial assets measured on a recurring basis, reducing the balance from $15 million to $14 million. For the year ended July 1, 2011, there were no changes in Level 3 financial assets measured on a recurring basis.

Note 11. Foreign Exchange Contracts

As of June 29, 2012, the net amount of existing losses expected to be reclassified into earnings within the next twelve months was $16 million and the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $3.2 billion and $4.7 billion, and closed $3.2 billion and $3.2 billion, in foreign exchange contracts for the years ended June 29, 2012 and July 1, 2011, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	2012		2011		2012		2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$1	—	—	Accrued expenses	$22	Accrued expenses	$5

The impact on the consolidated financial statements was as follows (in millions):

Derivatives in Cash	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Flow Hedging Relationships	2012	2011		2012	2011
Foreign exchange contracts	$(12)	$77	Cost of revenue	$1	$93

The total net realized transaction and foreign exchange contract currency gains and losses were not material to the consolidated financial statements during 2012, 2011 and 2010, respectively. See Notes 1 and 10 for additional disclosures related to the Company’s foreign exchange contracts.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Other Intangible Assets

In 2012, the Company acquired $834 million of intangibles as a result of the HGST acquisition, primarily related to existing technology, customer relationships and in-process research and development. See Note 14 below for a discussion of intangible assets acquired as a result of the Acquisition. Other intangible assets consist primarily of technology acquired in business combinations and are amortized on a straight-line basis over the respective estimated useful lives of the assets. Intangible assets as of June 29, 2012 were as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)	(in millions)	(in millions)
Existing technology	5	$543	$108	$435
Customer relationships	4	139	14	125
Other	3	65	10	55
Leasehold interests	28	43	2	41
In-process research and development	—	143	—	143

Total		$933	$134	$799

Other intangible assets in the table above include a joint development agreement, trade names and a non-compete agreement.

Intangible assets as of July 1, 2011 were as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)	(in millions)	(in millions)
Existing technology	9	$127	$59	$68
Supply agreement	2	6	3	3

Total		$133	$62	$71

Amortization expense for intangible assets was $79 million, $17 million and $12 million for 2012, 2011 and 2010, respectively. Amortization expense in 2012 related to the Acquisition was $63 million. As of June 29, 2012, estimated future amortization expense for intangible assets is $207 million for 2013, $193 million for 2014, $138 million for 2015, $59 million for 2016 and $31 million for 2017.

Note 13. Pensions and Other Post-retirement Benefit Plans

In connection with the Acquisition, the Company assumed pension and other post-retirement benefit plans in various countries, including Japan, the Philippines, Taiwan and Thailand. The Company’s principal plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

The changes in the benefit obligations and plan assets for the Japanese defined benefit pension plans were as follows for the period from the Closing Date through June 29, 2012 (in millions):

Change in benefit obligation:
Benefit obligation at beginning of period	$279
Service cost	4
Interest cost	2
Benefits paid	(2)
Non-U.S. currency movement	3

Benefit obligation at end of period	286

Change in plan assets:
Fair value of plan assets at beginning of period	162
Actual return on plan assets	(1)
Employer contributions	6
Benefits paid	(2)
Non-U.S. currency movement	2

Fair value of plan assets at end of period	167

Unfunded status at end of year	$(119)

The following table presents the unfunded amounts as recognized on the Company’s consolidated balance sheets as of June 29, 2012 (in millions):

Current liabilities	$(3)
Non-current liabilities	(116)

Net amount recognized	$(119)

The accumulated benefit obligation for the Japanese defined benefit pension plans was $283 million at June 29, 2012. Net losses and prior service credits for the defined benefit pension plans of $3 million and less than $1 million, respectively, are recognized in accumulated other comprehensive loss in the consolidated balance sheet as of June 29, 2012. The amount expected to be amortized into net periodic benefit cost in fiscal 2013 is immaterial to the consolidated financial statements.

Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations for the Japanese defined benefit pension plans were as follows from the Closing Date through June 29, 2012:

Discount rate	1.8%
Rate of compensation increase	1.4%

The weighted-average actuarial assumptions used to determine benefit costs for the Japanese defined benefit pension plans were as follows from the Closing Date through June 29, 2012:

Discount rate	1.9%
Expected long-term rate of return on plan assets	3.5%
Rate of compensation increase	1.4%

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company develops a discount rate by calculating when the estimated benefit payments will be due. Management in Japan then matches the benefit payments to AA or higher bond ratings that match the timing of the expected benefit payments to determine the appropriate discount rate.

The Company develops the expected long-term rate of return on plan assets by analyzing rates of return in Japan as well as the investment portfolio applicable to the plan. Management’s estimates of future rates of return on assets is based in large part on the projected rate of return from the respective investment managers using a long-term view of historical returns, as well as actuarial recommendations using the most current generational and mortality tables and rates.

The Company develops the rate of compensation increase assumptions using local compensation practices and historical rates of increases.

Plan Assets

Investment Policies and Strategies

The investment policy in Japan is to generate a stable return on investments over a long-term horizon in order to have adequate pension funds to meet the Company’s future obligations. In order to achieve this investment goal, a diversified portfolio with target asset allocation and expected rate of return is established by considering factors such as composition of participants, level of funded status, capacity to absorb risks, and the current economic environment. The target asset allocation is 22% to 35% in equity securities, 46% to 62% in debt securities and the remaining 3% to 32% in other assets. Risk management is accomplished through diversification, periodic review of plan asset performance, and appropriate realignment of asset allocation. Assumptions regarding the expected long-term rate of return on plan assets are periodically reviewed and are based on the historical trend of returns, the risk and correlation of each asset, and the latest economic environment.

The expected long-term rate of return is estimated based on many factors, including expected forecast for inflation, risk premiums for each asset class, expected asset allocation, current and future financial market conditions, and diversification and rebalancing strategies. Historical return patterns and correlations, consensus return forecasts, and other relevant financial factors are analyzed periodically by the investment advisor so as to ensure that the expected long-term rate of return is reasonable and appropriate.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The following table presents the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 29, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Equity:
Equity securities (1)	$4	$—	$—	$4
Equity commingled/mutual funds (2)(3)	—	45	—	45
Fixed income:
Government and related (4)	1	12	—	13
Fixed income commingled/mutual funds (2)(5)	—	77	—	77
Other securities (6)	—	9	—	9
Cash and short-term investments (2)	8	4	—	12
Alternative investments:
Other (7)	—	—	7	7

Fair value of plan assets	$13	$147	$7	$167

(1)	Includes direct investments in equity of domestic and foreign companies, including those in developing countries.
(2)	Commingled funds represent pooled institutional investments.
(3)	Equity mutual funds invest primarily in equity securities.
(4)	Includes debt issued by national, state or local governments and related agencies.
(5)	Fixed income mutual funds invest primarily in fixed income securities.
(6)	Other securities include corporate bonds, insurance contracts and mortgage-backed securities
(7)	Includes investments in hedge funds, venture capital funds, limited partnerships, private real estate, bank capital and collateral debt obligations such as private placement real estate funds.

Assets held in defined benefit plans in the Philippines, Taiwan and Thailand were less than $1 million and are not presented in the above table. There were no significant movements of assets between any level categories from the Closing Date through June 29, 2012.

Fair Value Valuation Techniques

Equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Equity commingled/mutual funds are typically valued using the net asset value (“NAV”) provided by the investment manager or administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. These assets are classified as either Level 1 or Level 2, depending on availability of quoted market prices for identical or similar assets.

If available, fixed income securities are valued using the close price reported on the major market on which the individual securities are traded and are classified as Level 1. The fair value of other fixed income securities is typically estimated using pricing models and quoted prices of securities with similar characteristics, and is generally classified as Level 2.

Cash includes money market accounts that are valued at their cost plus interest on a daily basis, which approximates fair value. Short-term investments represent securities with original maturities of one year or less. These assets are classified as either Level 1 or Level 2.

Alternative investment valuations require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of the underlying assets. These assets are valued based on individual fund manager valuation models utilizing available and relevant market data. These investments are classified as Level 3.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Contributions

The Company’s expected employer contributions for 2013 are $14 million for its Japanese defined benefit pension plans.

Estimated Future Benefits Payments

Annual benefit payments from the Japanese defined benefit pension plans are estimated to range from $6 million to $9 million annually over the next five years.

Note 14. Acquisitions

HGST

On March 8, 2012, the Company, through WDI, its indirect wholly-owned subsidiary, completed the Acquisition pursuant to the SPA. HGST is a developer and manufacturer of storage devices. As a result of the Acquisition, HGST became an indirect wholly-owned subsidiary of the Company. The preliminary, aggregate purchase price of the Acquisition was approximately $4.7 billion, which was paid on the Closing Date and funded with $3.7 billion of existing cash and cash from new debt, as well as 25 million newly issued shares of the Company’s common stock with a fair value of $877 million. The fair value of the newly issued shares of the Company’s common stock was determined based on the closing market price of the Company’s shares of common stock on the date of the Acquisition, less a 10% discount for lack of marketability as the shares issued are subject to a restriction that limits their trade or transfer for one year from the Closing Date. The Acquisition is intended over time, and subject to compliance with applicable regulatory conditions imposed on the Acquisition, to result in a more efficient and innovative customer-focused storage company with significant operating scale, strong global talent and a broad product lineup backed by a rich technology portfolio. HGST’s results of operations since the date of the Acquisition are included in the consolidated financial statements.

The total preliminary purchase price for HGST was approximately $4.7 billion and was comprised of:

(in millions)	Mar. 8, 2012
Acquisition of all issued and outstanding paid-up share capital of HGST	$4,612
Fair value of stock options, restricted stock-based awards and SARs assumed	102

Total	$4,714

The fair values of stock options and SARs assumed were estimated using a Binomial option-pricing model. See “Stock-Based Compensation” included below in this Note 14 for a further discussion concerning stock awards assumed as a result of the Acquisition.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price consideration includes preliminary estimates of the working capital assets acquired and liabilities assumed, and therefore, may be adjusted when finalized. The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the Closing Date, and allocated the remaining value of approximately $1.8 billion to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of the date of this Annual Report on Form 10-K, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the Acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized due to information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities, include the fair values of property, plant and equipment acquired, the valuation of certain intangible assets, contingencies and income taxes. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill. The preliminary purchase price allocation was as follows (in millions):

Mar. 8, 2012
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$194
Accounts receivable	1,290
Inventories	721
Other current assets	219
Property, plant and equipment	1,813
Other non-current assets	71
Accounts payable	(841)
Accrued liabilities	(594)
Debt assumed	(585)
Pension and other post-retirement benefit liabilities	(130)
Other liabilities	(102)
Intangible assets	834
Goodwill	1,824

Total	$4,714

During the three months ended June 29, 2012, the Company recorded a $124 million net increase in goodwill from the $1.7 billion recorded in the quarter ended March 30, 2012. This increase primarily relates to a net $161 million adjustment to equipment values, an increase to intangible assets of $41 million and other adjustments related to additional information obtained subsequently that existed at the Closing Date. The adjustment to depreciation and amortization as a result of these changes was not material to the Company’s consolidated financial statements.

From the beginning of 2012 through the Closing Date, the Company incurred $61 million of expenses related to the Acquisition, of which $54 million are included within selling, general and administrative expense in the consolidated statements of income. The remaining $7 million of expenses related to debt commitment fees, which are included within interest and other expense in the consolidated statements of income.

Property, Plant and Equipment

The property, plant and equipment acquired as part of the Acquisition were valued using either the replacement cost or market value approach, as appropriate, as of the Closing Date. The following table summarizes the preliminary estimated fair value of the property, plant and equipment acquired from HGST and their estimated useful lives:

	Estimated Fair Value	Estimated Weighted- Average Useful Life
	(In millions)	(In years)
Land	$214	—
Buildings	240	30.5
Machinery and equipment	1,316	3.9
Furniture and fixtures	4	3.4
Leasehold improvements	39	3.9

Total property, plant and equipment	$1,813

Inventories

The Company acquired $721 million of inventories as a result of the Acquisition. Finished goods were valued at estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort, or at estimated replacement costs for certain components. Raw materials were valued at estimated replacement cost at the Closing Date.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

The product warranty obligation assumed as a result of Acquisition was recognized at its estimated fair value of $139 million.

Stock-Based Compensation

In connection with the Acquisition, each outstanding HGST option, cash-settled SAR and RSU that was unvested as of the Closing Date was converted into equivalent options, cash-settled SARs and RSUs, with respect to shares of the Company’s common stock, using an equity award exchange ratio in accordance with the SPA. All awards will be recognized by the Company over the remaining service periods. As of June 29, 2012, the future expense for the assumed HGST unvested options, SARs and RSUs was $77.4 million, which will be recognized over a weighted average service period of approximately 1.8 years.

Identifiable Intangible Assets Acquired

The following table summarizes the preliminary fair values and estimated useful lives of the intangibles acquired from HGST:

	Estimated Fair Value	Estimated Weighted- Average Useful Life
	(In millions)	(In years)
Existing technology	$438	3.7
Customer relationships	146	3.4
Other	64	2.8
Leasehold interests	43	28.4
In-process research and development	143	—

Total acquired identifiable intangible assets	$834

The fair values of the identifiable intangible assets acquired from HGST were estimated using an income approach. The fair value of the intangible assets will be amortized to cost of revenue over their weighted average useful lives, with the exception of intangible assets related to customer relationships and acquired in-process research and development projects. Customer relationship intangible assets will be amortized to operating expense over their weighted average useful lives. HGST had in-process research and development projects associated with areal density improvements that had not yet reached technological feasibility as of the Closing Date. These projects are expected to incorporate significant changes in the magnetic structure of the media to achieve higher recording density for the Company. Accordingly, the Company recorded indefinite-lived intangible assets of $143 million for the fair value of these projects, which will not initially be amortized. Instead, the projects will be tested on an annual basis or more frequently whenever events or changes in circumstances indicate that the projects may be impaired or may have reached technological feasibility. Once a project reaches technological feasibility, the Company will begin to amortize the intangible asset over its estimated useful life.

Adverse/Favorable Leasehold Interests

The Company analyzed the contractual facility leases assumed as part of the Acquisition to determine the fair value of the leasehold interests. An adverse leasehold position exists when the present value of the contractual rental obligation is greater than the present value of the market rental obligation, and conversely for a favorable leasehold interest. The Company recorded a net favorable leasehold interest of $43 million, which is classified within intangible assets in the preliminary purchase price allocation table above in this Note 14. The $43 million will be amortized to cost of revenue over the average lease term of 28 years.

Goodwill

The $1.8 billion of goodwill recognized is primarily attributable to the benefits, subject to compliance with applicable regulatory conditions imposed on the Acquisition, the Company expects to derive from a more efficient and innovative customer-focused storage company with significant operating scale, strong global talent and a broad product lineup backed by a rich technology portfolio. None of the goodwill is expected to be deductible for tax purposes.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the year ended June 29, 2012 are as follows (in millions):

Balance at July 1, 2011	$151
Goodwill acquired from the Acquisition	1,824

Balance at June 29, 2012	$1,975

HGST Revenue and Net Income

The amount of revenue and earnings attributable to HGST in the Company’s consolidated statement of income during the three months ended and the year ended June 29, 2012 from the Closing Date were as follows:

	Three Months Ended	Year Ended
	June 29, 2012	June 29, 2012
(in millions)
Revenue	$2,442	$3,056
Net income	$461	$501

Toshiba Transactions

In connection with the regulatory approval process, the Company announced on May 15, 2012 that it had completed a transaction with Toshiba to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited (“TSDT”), a wholly-owned subsidiary of Toshiba which manufactured hard drives prior to the recent Thailand flooding. The net impact of these two transactions was immaterial to the Company’s consolidated financial statements.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, HGST and TSDT as well as the related divestiture of assets to Toshiba, on a pro forma basis, as though the combinations and divestiture had occurred as of the beginning of fiscal 2011. The pro forma financial information presented includes the effects of adjustments related to the fair value of acquired inventory and warranty obligation, acquired or divested fixed assets, amortization charges from acquired intangible assets, depreciation charges from acquired or divested fixed assets and the elimination of certain activities excluded from the transactions. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions, divestiture and any borrowings undertaken to finance the acquisitions had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Year Ended June 29,	Year Ended July 1,
(in millions, except per share amounts)	2012	2011
Revenue	$16,845	$15,398
Net income	$2,019	$877
Basic income per common share	$7.80	$3.43
Diluted income per common share	$7.65	$3.37

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

Note 15. Thailand Flooding

In October 2011, severe flooding in Thailand inundated all of the Company’s Thailand manufacturing facilities and submerged certain equipment located there. These facilities included the Company’s magnetic head slider fabrication facilities, as well as its hard drive, head gimbal assembly and head stack assembly facilities. As a result, the Company recorded $235 million of flood-related charges in fiscal 2012, offset by $21 million of insurance recoveries and other cost reimbursements. These charges are separately stated as a line item, “Charges related to flooding, net,” within operating expenses on the consolidated statements of income.

The following table summarizes the flood-related charges for the nine months ended June 29, 2012 (in millions):

	Impairment of Property, Plant and Equipment	Recovery Charges	Inventory Write- Downs	Wage Continuation	Total
Accrual for flood-related charges at September 30, 2011	$—	$—	$—	$—	$—
Flood-related charges	119	61	28	27	235
Cash payments	—	(61)	—	(27)	(88)
Inventory write-off	—	—	(28)	—	(28)
Non-cash charges	(119)	$—	—	—	(119)

Accrual for flood-related charges at June 29, 2012	$—	$—	$—	$—	$—

The Company maintains insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. The Company has submitted claims to its insurers and is awaiting a determination of how much of its total losses will be covered by insurance. For an additional discussion of the Thailand flooding, see Part II, Item 7 of this Annual Report on Form 10-K.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Impairment and Other Charges

During the Company’s fourth fiscal quarter 2012, the Company incurred charges to realign its manufacturing capacity as a result of a softer demand environment. Total charges of $80 million are included in Impairment and other charges within operating expenses on the consolidated statements of income. The following table summarizes the Company’s impairment and other charges for the three months ended June 29, 2012 (in millions):

	Impairment of Property, Plant and Equipment	Employee Termination Benefits	Contract and Other Termination Costs	Total
Accrual at March 30, 2012	$—	$—	$—	$—
Charges	56	8	16	80
Cash payments	—	(8)	—	(8)
Non-cash charges	(56)	—	—	(56)

Accrual at June 29, 2012	$—	$—	$16	$16

The asset impairment charge of $56 million primarily relates to the machinery and equipment at the facilities in Singapore, Thailand and Phoenix, Arizona. The employee termination benefits charge of $8 million relates primarily to TSDT employees. The contract and other termination costs liability is expected to be relieved by the second quarter of fiscal 2013 and is included within accrued expenses in the consolidated balance sheets. See Note 14 for an additional discussion of the purchase of TSDT.

Note 17. Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
2012(1)
Revenue, net	$2,694	$1,995	$3,035	$4,754
Gross margin	541	648	977	1,472
Operating income	259	162	542	808
Net income	239	145	483	745
Basic income per common share	$1.03	$0.62	$2.00	$2.93

Diluted income per common share	$1.01	$0.61	$1.96	$2.87

2011(2)
Revenue, net	$2,396	$2,475	$2,252	$2,403
Gross margin	437	475	410	469
Operating income	211	240	158	172
Net income	197	225	146	158
Basic income per common share	$0.86	$0.98	$0.63	$0.68

Diluted income per common share	$0.84	$0.96	$0.62	$0.67

(1)	The first, second and third quarters of 2012 included $14 million, $14 million and $34 million, respectively, of expenses related to the acquisition of HGST, including debt commitment fees. The first quarter of 2012 included $7 million of litigation contingencies. The second and third quarters included $199 million and $15 million of charges related to the flooding, net of recoveries, respectively. The third quarter of 2012 included $91 million for costs recognized upon the sale of inventory that was written-up to fair value. The third quarter of 2012 included $16 million of tax effects related to the aforementioned costs related to inventory. The third and fourth quarters of 2012 included $12 million and $51 million for the amortization of intangibles related to the acquisition of HGST, respectively. The fourth quarter of 2012 included $80 million of impairment and other charges.
(2)	The third quarter of 2011 included $10 million of expenses related to the acquisition of HGST. The fourth quarter of 2011 included a $25 million accrual for litigation contingencies, $7 million of expenses related to the acquisition of HGST, and $2 million of debt commitment fees related to the acquisition of HGST.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Three years ended June 29, 2012

(in millions)

Allowance for Doubtful Accounts
Balance at July 3, 2009	$14
Recoveries credited to operations	(6)
Deductions	(2)

Balance at July 2, 2010	$6
Deductions	(1)

Balance at July 1, 2011	$5
Other	3
Additions charged to operations	1

Balance at June 29, 2012	$9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. KPMG LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See page 51 herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2012, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.”

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The current version of the Code of Business Ethics is available on our Web site under the Governance section at www.westerndigital.com. In accordance with rules adopted by the SEC and The NASDAQ Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our Web site under the Governance section at www.westerndigital.com.

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2012.

Item 14.	Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2012.

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

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(19)±

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(20)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(22)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(23)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(23)

2.6	Second Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(23)

2.7	Second Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(23)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(7)

Exhibit Number	Description

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(11)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated effective as of August 12, 2009(15)*

10.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(21)*

10.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(8)*

10.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(5)*

10.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(5)*

10.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)*

10.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*

10.1.7	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)*

10.1.9	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(16)*

10.1.11	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective November 6, 2008(16)*

10.2	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(1)*

10.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(3)*

10.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(6)*

10.3	Western Digital Corporation Broad-Based Stock Incentive Plan(2)*

10.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(3)*

10.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(6)*

10.4	Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(3)*

10.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(3)*

10.5	Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 11, 2010(17)*

10.6	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008(15)*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.8	Amended and Restated Deferred Compensation Plan, amended and restated effective November 10, 2010(18)*

Exhibit Number	Description

10.9	Employment Agreement, dated as of March 7, 2011, between Western Digital Corporation and John Coyne(19)*

10.9.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(21)*

10.9.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(21)*

10.9.3	Form of Notice of Long-Term Cash Award and Long-Term Cash Award Agreement between Western Digital Corporation and John Coyne(21)*

10.10	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Stephen D. Milligan(23)*

10.11	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy Leyden(19)*

10.12	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of May 17, 2011(20)*

10.13	Western Digital Corporation Executive Severance Plan, amended and restated as of February 16, 2012(23)*

10.14	Form of Indemnity Agreement for Directors of Western Digital Corporation(4)*

10.15	Form of Indemnity Agreement for Officers of Western Digital Corporation(4)*

10.16	Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents(23)

10.17	Commitment Letter, dated March 7, 2011, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Western Digital Corporation, Western Digital Technologies, Inc., and Western Digital Ireland, Ltd.(19)

10.18	First Amendment to Commitment Letter, dated March 2, 2012, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Western Digital Corporation, Western Digital Technologies, Inc. and Western Digital Ireland, Ltd.(23)

10.19	Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation(19)

10.20	Investor Rights Agreement, dated as of March 8, 2012, between Western Digital Corporation and Hitachi, Ltd.(23)

10.21	Letter Agreement, dated November 15, 2011, between Western Digital Technologies, Inc. and SAE Magnetics (H.K.) Ltd. and its affiliates(22)≠

21	Subsidiaries of Western Digital Corporation†

23	Consent of Independent Registered Public Accounting Firm†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
±	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
≠	Certain portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 31, 2008.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 16, 2009.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2010.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 28, 2011.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 2, 2011.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 12, 2011.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 28, 2011.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 27, 2012.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ WOLFGANG U. NICKL
Wolfgang U. Nickl
Executive Vice President and Chief Financial Officer

Dated: August 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. COYNE John F. Coyne	Chief Executive Officer (Principal Executive Officer), Director	August 17, 2012

/s/ WOLFGANG U. NICKL Wolfgang U. Nickl	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 17, 2012

/s/ THOMAS E. PARDUN Thomas E. Pardun	Chairman of the Board	August 17, 2012

/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	August 17, 2012

/s/ HENRY T. DENERO Henry T. DeNero	Director	August 17, 2012

/s/ WILLIAM L. KIMSEY William L. Kimsey	Director	August 17, 2012

/s/ MICHAEL D. LAMBERT Michael D. Lambert	Director	August 17, 2012

/s/ LEN J. LAUER Len J. Lauer	Director	August 17, 2012

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	August 17, 2012

/s/ ROGER H. MOORE Roger H. Moore	Director	August 17, 2012

/s/ KENSUKE OKA Kensuke Oka	Director	August 17, 2012

/s/ ARIF SHAKEEL Arif Shakeel	Director	August 17, 2012

/s/ MASAHIRO YAMAMURA Masahiro Yamamura	Director	August 17, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(19)±

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(20)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(22)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(23)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(23)

2.6	Second Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(23)

2.7	Second Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd.(23)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date(7)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007(11)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated effective as of August 12, 2009(15)*

10.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(21)*

10.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement , under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(8)*

10.1.3	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Executives, under the Western Digital Corporation 2004 Performance Incentive Plan(5)*

10.1.4	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(5)*

10.1.5	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)*

10.1.6	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*

10.1.7	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.8	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(21)*

10.1.9	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan(13)*

10.1.10	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 11, 2008, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors(16)*

10.1.11	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective November 6, 2008(16)*

10.2	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998(1)*

10.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(3)*

Exhibit Number	Description

10.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended(6)*

10.3	Western Digital Corporation Broad-Based Stock Incentive Plan(2)*

10.3.1	First Amendment to the Western Digital Corporation Broad-Based Stock Incentive Plan, dated April 6, 2001(3)*

10.3.2	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Western Digital Corporation Broad Based Stock Incentive Plan as amended(6)*

10.4	Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, effective as of May 25, 2000(3)*

10.4.1	First Amendment to the Western Digital Corporation Amended and Restated Stock Option Plan for Non-Employee Directors, dated April 6, 2001(3)*

10.5	Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 11, 2010(17)*

10.6	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008(15)*

10.7	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.8	Amended and Restated Deferred Compensation Plan, amended and restated effective November 10, 2010(18)*

10.9	Employment Agreement, dated as of March 7, 2011, between Western Digital Corporation and John Coyne(19)*

10.9.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John Coyne(21)*

10.9.2	Form of Notice of Grant of Stock Option and Option Agreement between Western Digital Corporation and John Coyne(21)*

10.9.3	Form of Notice of Long-Term Cash Award and Long-Term Cash Award Agreement between Western Digital Corporation and John Coyne(21)*

10.10	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Stephen D. Milligan(23)*

10.11	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy Leyden(19)*

10.12	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of May 17, 2011(20)*

10.13	Western Digital Corporation Executive Severance Plan, amended and restated as of February 16, 2012(23)*

10.14	Form of Indemnity Agreement for Directors of Western Digital Corporation(4)*

10.15	Form of Indemnity Agreement for Officers of Western Digital Corporation(4)*

10.16	Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents(23)

10.17	Commitment Letter, dated March 7, 2011, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Western Digital Corporation, Western Digital Technologies, Inc., and Western Digital Ireland, Ltd.(19)

10.18	First Amendment to Commitment Letter, dated March 2, 2012, among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Western Digital Corporation, Western Digital Technologies, Inc. and Western Digital Ireland, Ltd.(23)

10.19	Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation(19)

10.20	Investor Rights Agreement, dated as of March 8, 2012, between Western Digital Corporation and Hitachi, Ltd.(23)

10.21	Letter Agreement, dated November 15, 2011, between Western Digital Technologies, Inc. and SAE Magnetics (H.K.) Ltd. and its affiliates(22)≠

Exhibit Number	Description

21	Subsidiaries of Western Digital Corporation†

23	Consent of Independent Registered Public Accounting Firm†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
±	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
≠	Certain portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 1999.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 15, 2000.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 27, 2001.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 23, 2004.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on September 14, 2005.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on February 8, 2006.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on May 16, 2006.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 2, 2006.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 28, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 8, 2007.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on February 12, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 31, 2008.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-155661), as filed with the Securities and Exchange Commission on November 25, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-8703), as filed with the Securities and Exchange Commission on November 16, 2009.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 29, 2010.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 28, 2011.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 2, 2011.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-8703), as filed with the Securities and Exchange Commission on August 12, 2011.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on October 28, 2011.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on January 27, 2012.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703), as filed with the Securities and Exchange Commission on May 9, 2012.