Form 10-Q
period 2012-09-28
WESTERN DIGITAL CORP
filed 2012-11-02
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

As of the close of business on October 25, 2012, 243,601,814 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal first quarters ended September 28, 2012 and September 30, 2011 both consisted of 13 weeks. Fiscal year 2012 was comprised of 52 weeks and ended on June 29, 2012. Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	Sept. 28, 2012	Jun. 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,537	$3,208
Accounts receivable, net	1,951	2,364
Inventories	1,304	1,210
Other current assets	394	359

Total current assets	7,186	7,141
Property, plant and equipment, net	4,027	4,067
Goodwill	1,944	1,975
Other intangible assets, net	746	799
Other non-current assets	269	224

Total assets	$14,172	$14,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,545	$2,773
Accrued expenses	774	858
Accrued warranty	146	171
Current portion of long-term debt	230	230

Total current liabilities	3,695	4,032
Long-term debt	1,898	1,955
Other liabilities	542	550

Total liabilities	6,135	6,537
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 243 and 246 shares, respectively	3	3
Additional paid-in capital	2,224	2,223
Accumulated other comprehensive income (loss)	14	(15)
Retained earnings	6,470	6,012
Treasury stock — common shares at cost; 18 shares and 15 shares, respectively	(674)	(554)

Total shareholders’ equity	8,037	7,669

Total liabilities and shareholders’ equity	$14,172	$14,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	Three Months Ended
	Sept. 28, 2012	Sept. 30, 2011
Revenue, net	$4,035	$2,694
Cost of revenue	2,842	2,153

Gross margin	1,193	541

Operating expenses:
Research and development	396	193
Selling, general and administrative	179	89
Employee termination benefits and other charges	26	—

Total operating expenses	601	282

Operating income	592	259
Other income (expense):
Interest income	2	3
Interest and other expense	(16)	(4)

Total other expense, net	(14)	(1)

Income before income taxes	578	258
Income tax provision	59	19

Net income	$519	$239

Income per common share:
Basic	$2.11	$1.03

Diluted	$2.06	$1.01

Weighted average shares outstanding:
Basic	246	233

Diluted	252	237

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended
	Sept. 28, 2012	Sept. 30, 2011
Net income	$519	$239

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on cash flow hedges	28	(19)
Change in net actuarial losses	1	—

Other comprehensive income (loss)	29	(19)

Total comprehensive income	$548	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Three Months Ended
	Sept. 28, 2012	Sept. 30, 2011
Cash flows from operating activities
Net income	$519	$239
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	313	158
Stock-based compensation	39	17
Deferred income taxes	(12)	9
Changes in:
Accounts receivable, net	413	(150)
Inventories	(94)	(68)
Accounts payable	(67)	157
Accrued expenses	(113)	(17)
Other assets and liabilities	(62)	7

Net cash provided by operating activities	936	352

Cash flows from investing activities
Purchases of property, plant and equipment	(382)	(134)
Acquisition	(9)	—

Net cash used in investing activities	(391)	(134)

Cash flows from financing activities
Issuance of stock under employee stock plans	35	2
Taxes paid on vested stock awards under employee stock plans	(7)	(5)
Excess tax benefits from employee stock plans	32	1
Repurchases of common stock	(218)	—
Repayment of debt	(58)	(31)

Net cash used in financing activities	(216)	(33)

Net increase in cash and cash equivalents	329	185
Cash and cash equivalents, beginning of period	3,208	3,490

Cash and cash equivalents, end of period	$3,537	$3,675

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37	$2
Cash paid for interest	$13	$1

Supplemental disclosure of non-cash activities:
Accrual of cash dividend declared	$61	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2012. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2012. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.

2. Supplemental Financial Statement Data

	Sept. 28, 2012	Jun. 29, 2012
	(in millions)
Inventories:
Raw materials and component parts	$237	$245
Work-in-process	559	552
Finished goods	508	413

Total inventories	$1,304	$1,210

Property, plant and equipment:
Property, plant and equipment	$7,324	$7,713
Accumulated depreciation	(3,297)	(3,106)

Property, plant and equipment, net	$4,027	$4,067

Other intangible assets:
Other intangible assets	$932	$933
Accumulated amortization	(186)	(134)

Other intangible assets, net	$746	$799

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair costs which include scrap costs, and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help prepare estimates and assist the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Changes in the warranty accrual were as follows (in millions):

	Three Months Ended
	Sept. 28, 2012	Sept. 30, 2011
Warranty accrual, beginning of period	$260	$170
Charges to operations	46	45
Utilization	(60)	(42)
Changes in estimate related to pre-existing warranties	(16)	—

Warranty accrual, end of period	$230	$173

The long-term portion of the warranty accrual classified in other liabilities was $84 million at September 28, 2012 and $89 million at June 29, 2012.

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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended
	Sept. 28, 2012	Sept. 30, 2011
Net income	$519	$239

Weighted average shares outstanding:
Basic	246	233
Employee stock options and other	6	4

Diluted	252	237

Income per common share:
Basic	$2.11	$1.03

Diluted	$2.06	$1.01

Anti-dilutive potential common shares excluded*	3	4

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

4. Debt

On March 8, 2012 (the “Closing Date”), the Company, in its capacity as the parent entity and guarantor, Western Digital Technologies, Inc. (“WDT”) and Western Digital Ireland, Ltd. (“WDI”), an indirect wholly owned subsidiary of the Company, entered into a five-year credit agreement (the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and certain other participating lenders (collectively, the “Lenders”). The Credit Facility provides for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility is WDI and the revolving credit facility is available to both WDI and WDT (WDI and WDT are referred to as “the Borrowers”). The Borrowers may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. The obligations of the Borrowers under the Credit Facility are guaranteed by the Company and the Company’s material domestic subsidiaries, and the obligations of WDI under the Credit Facility are also guaranteed by WDT.

The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of September 28, 2012, the term loan facility had a variable interest rate of 2.22% and a remaining balance of $2.1 billion. The Company is required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2013 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) in fiscal 2017, with the term loan facility balance due and payable in full on March 8, 2017. As of September 28, 2012, $500 million was available for future borrowings on the revolving credit facility.

The Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of its assets, and enter into certain speculative hedging arrangements and make any material change in the nature of its business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the Lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of September 28, 2012, the Company was in compliance with all covenants.

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

On December 8, 2008, plaintiffs MagSil Corporation and the Massachusetts Institute of Technology filed a complaint in the District of Delaware against WD, HGST and six other companies in the disk drive industry alleging infringement of U.S. Patent Nos. 5,629,922 and 5,835,314. The complaint seeks unspecified monetary damages and injunctive relief. The asserted patents allegedly relate to tunneling magneto resistive technology. In January 2010, MagSil amended its complaint to allege infringement of only the ‘922 patent. As disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on August 13, 2010, MagSil and WD settled the matter for an amount that was not material to the Company’s financial position, results of operations or cash flows. With respect to the claim pending against HGST, in February 2011, HGST obtained a ruling invalidating the patent on summary judgment, which MagSil appealed. In August 2012, the Federal Circuit Court upheld the ruling on appeal, and MagSil now seeks en banc review of the decision. HGST intends to continue to defend itself vigorously in this matter.

On December 7, 2009, plaintiff Nazomi Communications filed a complaint in the Eastern District of Texas against WD and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Plaintiffs dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. Plaintiffs are seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. In August 2012, the Court dismissed WD on summary judgment for non-infringement. If Nazomi appeals this decision, WD intends to continue to defend itself vigorously in this matter.

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

On November 10, 2010, plaintiff Rembrandt Data Storage filed a complaint in the Western District of Wisconsin against WD alleging infringement of U.S. Patent Nos. 5,995,342 and 6,195,232. Plaintiff is seeking injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to specific thin film heads having solenoid coils. After a favorable claim construction ruling by the court, WD secured a stipulation from plaintiff to dismiss the case. Plaintiff has appealed the Court’s claim construction ruling, and the parties await a hearing on the appeal. WD intends to continue to defend itself vigorously in this matter.

On December 1, 2010, Rambus, Inc. filed a complaint with the U.S. International Trade Commission pursuant to 19 U.S.C. Section 1337 alleging that six “Primary Respondent” semiconductor chip companies and twenty-seven “Customer Respondents,” including HGST, infringe various U.S. patents. On December 29, 2010, the U.S. International Trade Commission (“ITC”) initiated an investigation into Rambus’s allegations in response to the complaint. HGST is accused of infringing U.S. Patent Nos. 6,591,353; 7,287,109; 7,602,857; 7,602,858; and 7,715,494. The complaint alleges that certain of HGST’s hard drives that contain Double data rate-type memory controllers, Serial Advanced Technology Attachment interfaces, Peripheral Component Interconnect Express interfaces, DisplayPort interfaces, or Serial Attached SCSI interfaces infringe the patents. The complaint seeks to enjoin the importation into the U.S. of the allegedly infringing semiconductor chips and products. It also requests a cease-and-desist order preventing the parties from exhausting allegedly infringing inventory in the U.S. The ITC has found in favor of the Respondents in all matters. If Rambus seeks to appeal this finding, HGST intends to continue to defend itself vigorously in this matter.

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

On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award. Specifically, the Court confirmed the arbitration award with respect to each of the five trade secret claims that WD and the former employee had won at the arbitration and vacated the arbitration award with respect to the three trade secret claims that WD and the former employee had lost at the arbitration. The Court ordered that a rehearing be held concerning those three alleged trade secret claims before a new arbitrator agreed upon by the parties and that if by November 2, 2012 the parties are unable to reach agreement, then the Court will appoint a new arbitrator.

On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. The Company strongly believes that the Court’s decision was correct and intends to vigorously oppose Seagate’s efforts to appeal the decision. Nevertheless, the Company cannot be certain it will be successful in a new arbitration of the three trade secret claims or in Seagate’s efforts to appeal the decision. In the event Seagate is successful in its efforts to appeal the Court’s decision, the original arbitration award could be reinstated. The statutory interest rate of 10% would apply from the date of the original arbitration award if the award should be reinstated.

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

6. Income Taxes

The Company’s income tax provision for the three months ended September 28, 2012 was $59 million as compared to $19 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2013 through 2025 and the current year generation of income tax credits.

In the three months ended September 28, 2012, the Company recorded a net decrease of $4 million in its liability for unrecognized tax benefits. As of September 28, 2012, the Company had a recorded liability for unrecognized tax benefits of approximately $276 million. Interest and penalties recognized on such amounts were not material.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for the Company. The Company has received Revenue Agent Reports (“RARs”) from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. The Company disagrees with the proposed adjustments. In May 2011, the Company filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of the Company’s fiscal years 2008 and 2009 and Komag’s fiscal year ended September 5, 2007.

The Company believes that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 28, 2012, the Company believes that it is reasonably possible the liability for unrecognized tax benefits will decrease by $54 million within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$496	$—	$—	$496
U.S. Treasury securities	—	5	—	5

Total cash equivalents	496	5	—	501

Foreign exchange contracts	—	22	—	22
Auction-rate securities	—	—	14	14

Total assets at fair value	$496	$27	$14	$537

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$721	$—	$—	$721
U.S. Treasury securities	—	61	—	61
U.S. Government agency securities	—	62	—	62

Total cash equivalents	721	123	—	844

Foreign exchange contracts	—	1	—	1
Auction-rate securities	—	—	14	14

Total assets at fair value	$721	$124	$14	$859

Liabilities:
Foreign exchange contracts	—	22	—	22

Total liabilities at fair value	$—	$22	$—	$22

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

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are classified within other current assets and liabilities in the condensed consolidated balance sheets. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.

In the three months ended September 28, 2012, there were no changes in Level 3 financial assets measured on a recurring basis.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of September 28, 2012, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, all of which were designated as either cash flow or fair value hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial for the three months ended September 28, 2012.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements during the three months ended September 28, 2012.

As of September 28, 2012, the net amount of unrealized gains with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $12 million. In addition, as of September 28, 2012, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $769 million and $902 million, and closed $1.1 billion and $836 million, in foreign exchange contracts in the three months ended September 28, 2012 and September 30, 2011, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Sept. 28, 2012		Jun. 29, 2012		Sept. 28, 2012		Jun. 29, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$22	Other current assets	$1	—	—	Accrued expenses	$22

The impact on the condensed consolidated financial statements was as follows (in millions):

Derivatives in Cash	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives		Location of Gain Reclassified from Accumulated	Amount of Gain Reclassified from Accumulated OCI into Income
Flow Hedging Relationships	Sept. 28, 2012	Sept. 30, 2011	OCI into Income	Sept. 28, 2012	Sept. 30, 2011
Foreign exchange contracts	$31	$(8)	Cost of revenue	$3	$11

The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three months ended September 28, 2012 and September 30, 2011.

9. Stock-Based Compensation

During the three months ended September 28, 2012, the Company recognized in expense $25 million for stock-based compensation related to the ESPP and the vesting of options issued under the Company’s stock option plans, compared to $9 million in the prior-year period. As of September 28, 2012, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $164 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.5 years.

During the three months ended September 28, 2012, the Company recognized in expense $12 million related to adjustments to market value as well as the vesting of cash-settled stock appreciation rights (“SARs”). As of September 28, 2012, the Company had a total liability of $30 million related to SARs included in accrued liabilities in the condensed consolidated balance sheet. As of September 28, 2012, total compensation cost related to unvested SARs issued to employees but not yet recognized was $19 million and will be accrued on a straight-line basis over a weighted average service period of approximately 1.6 years.

For purposes of this footnote, references to restricted stock unit awards (“RSUs”) include performance stock unit awards (“PSUs”) at target. During the three months ended September 28, 2012, the Company recognized in expense $14 million related to the vesting of awards of RSUs compared to $8 million in the prior-year period. As of September 28, 2012, the aggregate unamortized fair value of all unvested RSUs was $113 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.8 years.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 29, 2012	15.8	$21.89
Granted	3.0	43.10
Exercised	(2.2)	16.18
Canceled or expired	(0.1)	23.00

Options outstanding at September 28, 2012	16.5	$26.52	4.9	$215

Exercisable at September 28, 2012	6.3	$22.77	3.5	$101

Vested and expected to vest after September 28, 2012	16.3	$26.39	4.9	$214

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of September 28, 2012, the Company had options outstanding to purchase an aggregate of 16.5 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $215 million at that date. During the three months ended September 28, 2012, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $55 million, determined as of the date of exercise, compared to $5 million in the prior-year period.

SARs Activity

The share-based compensation liability for SARs assumed is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. The Company uses estimated forfeiture rates on unvested awards to calculate a liability only for those SARs expected to vest. The total vested portion of the SARs represents the proportion of the fair value of the SARs vested based upon the percentage of the required service rendered at the reporting date. As of September 28, 2012, 1.5 million SARs were outstanding with a weighted average exercise price of $7.76. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three months ended September 28, 2012.

Fair Value Disclosure — Binomial Model

The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions. The Company uses historical data to estimate exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	Sept. 28, 2012	Sept. 30, 2011
Suboptimal exercise factor	1.90	1.81
Range of risk-free interest rates	0. 17% to 1.04%	0.13% to 1.43%
Range of expected stock price volatility	0.44 to 0.53	0.41 to 0.54
Weighted average expected volatility	0.49	0.48
Post-vesting termination rate	2.08%	2.63%
Dividend yield	2.58%	—
Fair value	$15.63	$11.97

The weighted average expected term of the Company’s stock options granted during the three months ended September 28, 2012 was 4.0 years, compared to 4.9 years in the prior-year period.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1st or December 1st. ESPP activity was immaterial to the condensed consolidated financial statements for the three months ended September 28, 2012 and September 30, 2011.

RSU Activity

The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at June 29, 2012	3.7	$33.19
Granted	1.5	43.06
Vested	(0.5)	35.32
Canceled or expired	—	—

RSUs outstanding at September 28, 2012	4.7	$36.12

Expected to vest after September 28, 2012	4.6	$36.12

The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $65 million for the three months ended September 28, 2012. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 1.85%, based on a historical analysis indicating forfeitures for these types of awards. The effect of the PSU activity was immaterial to the Company’s condensed consolidated financial statements for the three months ended September 28, 2012.

Dividends

On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock will receive dividends when and as declared by the Company’s Board of Directors. In conjunction with the announcement of the cash dividend policy, the Board of Directors declared a cash dividend of $0.25 per share of the Company’s common stock, which was paid on October 15, 2012 to shareholders of record as of the close of business on September 28, 2012. The Company may suspend or discontinue its cash dividend policy at any time.

10. Pensions and Other Post-retirement Benefit Plans

The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements. The expected long-term rate of return on the Japanese plan assets is 3.5%.

The following table presents the unfunded status of the benefit obligations and Japanese plan assets as of September 28, 2012 (in millions):

Benefit obligation	$296
Fair value of plan assets	(175)

Unfunded status	$121

The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets as of September 28, 2012 (in millions):

Current liabilities	$3
Non-current liabilities	118

Net amount recognized	$121

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three months ended September 28, 2012. The Company’s expected employer contributions for its Japanese defined benefit pension plans are $14 million in 2013.

11. HGST Acquisition

On the Closing Date, the Company completed its acquisition (the “Acquisition”) of all the issued and outstanding paid-up share capital of HGST from Hitachi Ltd. (“Hitachi”). HGST is a developer and manufacturer of storage devices. As a result of the Acquisition, HGST became an indirect wholly owned subsidiary of the Company. The preliminary, aggregate purchase price of the Acquisition was approximately $4.7 billion, which was paid on the Closing Date and funded with $3.7 billion of existing cash and cash from new debt, as well as 25 million newly issued shares of the Company’s common stock with a fair value of $877 million. The fair value of the newly issued shares of the Company’s common stock was determined based on the closing market price of the Company’s shares of common stock on the date of the Acquisition, less a 10% discount for lack of marketability as the shares issued are subject to a restriction that limits their trade or transfer for one year from the Closing Date.

The total preliminary purchase price for HGST was approximately $4.7 billion and was comprised of (in millions):

Mar. 8, 2012
Acquisition of all issued and outstanding paid-up share capital of HGST	$4,612
Fair value of stock options, restricted stock-based awards and SARs assumed	102

Total	$4,714

The purchase price consideration includes preliminary estimates of the working capital assets acquired and liabilities assumed, and therefore, may be adjusted when finalized. The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the Closing Date, and allocated the remaining value of approximately $1.8 billion to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the Acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized due to information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities include contingencies and income taxes. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill. The preliminary purchase price allocation was as follows (in millions):

Mar. 8, 2012
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$194
Accounts receivable	1,290
Inventories	721
Other current assets	219
Property, plant and equipment	1,813
Other non-current assets	103
Accounts payable	(841)
Accrued liabilities	(594)
Debt assumed	(585)
Pension and other post-retirement benefit liabilities	(130)
Other liabilities	(102)
Intangible assets	833
Goodwill	1,793

Total	$4,714

During the three months ended September 28, 2012, the Company recorded a $31 million net decrease in goodwill from the $1.8 billion recorded in the quarter ended June 29, 2012. This net decrease consists of a $32 million increase in deferred income taxes, offset by a $1 million decrease in intangible assets. The adjustment to amortization expense as a result of these changes was not material to the Company’s condensed consolidated financial statements.

Toshiba Transactions

In connection with the regulatory approval process, the Company announced on May 15, 2012 that it had closed a transaction with Toshiba to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited, a wholly-owned subsidiary of Toshiba which manufactured hard drives prior to the recent Thailand flooding. The net impact of these two transactions was immaterial to the Company’s condensed consolidated financial statements.

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

12. Employee Termination Benefits and Other Charges

During the three months ended September 28, 2012, the Company incurred charges to realign its production with anticipated market demand. Total charges of $26 million were classified as operating expenses and included in Employee termination benefits and other charges on the condensed consolidated statement of income. The following table summarizes the Company’s employee termination benefits and other charges for the three months ended September 28, 2012 (in millions):

	Employee Termination Benefits	Contract and Other Termination Costs	Total
Accrual at June 29, 2012	$—	$16	$16
Charges	25	1	26
Cash payments	(22)	(1)	(23)

Accrual at September 28, 2012	$3	$16	$19

The employee termination benefits relate to headcount reductions at various worldwide locations. The liabilities for employee termination benefits and contract and other termination costs are expected to be relieved in the second quarter of fiscal 2013.

13. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). The new standard requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB deferred certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted this pronouncement in its first quarter of fiscal 2013. The adoption of ASU 2011-05 resulted in an additional financial statement which increases the prominence of items reported in other comprehensive income but did not have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2011-08”). The new standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Accounting Standards Codification 350-30, “Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.” The new standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this pronouncement in its first quarter of fiscal 2013. The adoption of ASU 2011-08 did not have a material impact to the Company’s condensed consolidated financial statements in the three months ended September 28, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended June 29, 2012.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and pricing in the December quarter and the ability of the industry to support this demand;

•	expectations concerning the anticipated benefits of our acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd.;

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding the adequacy of our tax provisions and the timing of future payments, if any, relating to the unrecognized tax benefits;

•	contributions to our pension plans in fiscal 2013; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.

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

Our principal products today are hard drives, which use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are today’s primary storage medium for digital content. Our hard drives are used in desktop and notebook computers, multiple types of data centers including corporate and cloud data centers, home entertainment equipment and stand-alone consumer storage devices. Our other products include solid-state drives, home entertainment and networking products and applications for smart phones and tablets.

Acquisition

Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”) Acquisition

On March 8, 2012 (the “Closing Date”), we, through Western Digital Ireland (“WDI”), our indirect wholly owned subsidiary, completed the acquisition (the “Acquisition”) of all the issued and outstanding paid-up share capital of Viviti Technologies Ltd., until recently known as HGST, from Hitachi, Ltd. (“Hitachi”), pursuant to a Stock Purchase Agreement, dated March 7, 2011, among us, WDI, Hitachi and HGST. The Acquisition is intended over time, and subject to compliance with applicable regulatory conditions imposed on the Acquisition, to result in a more efficient and innovative customer-focused storage company. We do not expect to achieve significant operating expense synergies while the regulatory conditions are in effect.

The preliminary, aggregate purchase price of the Acquisition amounted to approximately $4.7 billion and is subject to a post-closing adjustment (an increase or a decrease) for changes in the working capital of HGST and certain other payments and expenses. The post-closing adjustment has not yet been determined.

Maintenance of Competitive Requirement

In connection with the regulatory approval process of the Acquisition, we agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). We are working closely with MOFCOM to finalize an operations plan that is expected to outline in more detail the conditions of the competitive requirement.

Toshiba Transactions

In connection with the regulatory approval process of the Acquisition, we announced on May 15, 2012 that we had closed a transaction with Toshiba Corporation (“Toshiba”) to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited, a wholly-owned subsidiary of Toshiba that manufactured hard drives prior to the recent Thailand flooding. The net impact of these two transactions was immaterial to our condensed consolidated financial statements.

First Quarter Overview

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), operating results for HGST prior to the date of the Acquisition are not included in our operating results, affecting our discussion of changes in our revenues and expenses for the periods prior to the Acquisition as compared to the periods after the Acquisition.

For the three months ended September 28, 2012, we believe that overall hard drive industry shipments totaled approximately 139 million units, down 21% from the prior-year period and down 11% sequentially from the June quarter as a result of a softer demand environment.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended
	Sept. 28, 2012		Sept. 30, 2011
Net revenue	$4,035	100.0%	$2,694	100.0%
Gross margin	1,193	29.6	541	20.1
Total operating expenses	601	14.9	282	10.5
Operating income	592	14.7	259	9.6
Net income	519	12.9	239	8.9

The following is a summary of our financial performance for the first quarter of 2013:

•	Consolidated net revenue totaled $4.0 billion.

•	44% of our hard drive revenue was derived from non-compute and enterprise markets, which include CE products, enterprise applications, and branded products, as compared to 36% in the prior-year period.

•	Hard drive unit shipments increased by 8% from the prior-year period to 62.5 million units.

•	Gross margin increased to 29.6%, compared to 20.1% for the prior-year period.

•	Operating income, including $26 million of employee termination benefits and other charges, was $592 million, an increase of $333 million from the prior-year period.

•	We generated $936 million in cash flow from operations in the first quarter of fiscal 2013, and we ended the quarter with $3.5 billion in cash and cash equivalents.

For the quarter ending December 28, 2012, we expect overall hard drive industry shipments to remain flat with the September quarter. In addition, we expect our revenue in the December quarter to decrease from the September quarter reflecting a muted demand environment, a seasonal reduction in our gaming business and a planned reduction in the shipment of 3.5-inch hard drives to Toshiba in connection with our divestiture agreement with Toshiba.

Results of Operations

Net Revenue

	Three Months Ended
(in millions, except percentages and average selling price)	Sept. 28, 2012	Sept. 30, 2011	Percentage Change
Net revenue	$4,035	$2,694	50%
Average selling price (per unit)*	$62	$46	35
Revenues by Geography (%)
Americas	23%	19%
Europe, Middle East and Africa	18	22
Asia	59	59
Revenues by Channel (%)
OEM	63%	53%
Distributors	24	29
Retailers	13	18
Unit Shipments*
Compute	42.7	41.2
Non-compute	13.8	14.2
Enterprise	6.0	2.4

Total units shipped	62.5	57.8	8%

*	Based on sales of hard drive units only.

For the quarter ended September 28, 2012, net revenue was $4.0 billion, an increase of 50% from the prior-year period. Total hard drive shipments increased to 62.5 million units for the quarter ended September 28, 2012 as compared to 57.8 million units in the prior-year period. The increase in net revenue resulted primarily from an increase in average selling price (“ASP”) and the contribution of the acquired operations of HGST. For the quarter ended September 28, 2012, ASP increased by $16, from $46 to $62. This increase in ASP relates to product mix, as well as the continued effects of the Thailand flooding in October 2011.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. However, in the three months ended September 28, 2012, our revenue by channel mix reflects a heavier weighting toward OEM as result of the Acquisition. In addition, for the three months ended September 28, 2012, no customer accounted for 10% or more of our net revenue.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended September 28, 2012 and September 30, 2011, these programs represented 8% and 9% of gross revenues, respectively. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin

	Three Months Ended
(in millions, except percentages)	Sept. 28, 2012	Sept. 30, 2011	Percentage Change
Net revenue	$4,035	$2,694	50%
Gross margin	1,193	541	121
Gross margin %	29.6%	20.1%

For the three months ended September 28, 2012, gross margin as a percentage of revenue increased to 29.6% as compared to 20.1% for the prior-year period. This increase was primarily a result of a higher ASP due to product mix and the continued effects of the Thailand flooding, offset by $38 million for amortization of intangibles related to the Acquisition.

Operating Expenses

	Three Months Ended
(in millions, except percentages)	Sept. 28, 2012	Sept. 30, 2011	Percentage Change
R&D expense	$396	$193	105%
SG&A expense	179	89	101
Employee termination benefits and other charges	26	—

Total operating expenses	$601	$282

Research and development (“R&D”) expense was $396 million for the three months ended September 28, 2012, an increase of $203 million from the prior-year period. The increase was primarily due to the continued investment in product development to support new programs, as well as the inclusion of a full quarter of HGST’s R&D activities. As a percentage of net revenue, R&D expense increased to 9.8% in the three months ended September 28, 2012, compared to 7.2% in the prior-year period. Selling, general and administrative (“SG&A”) expense was $179 million for the three months ended September 28, 2012, an increase of $90 million over the prior-year period. The increase was primarily due to the expansion of sales and marketing to support new products and growing markets, the inclusion of a full quarter of SG&A expense from HGST and $11 million for amortization of intangibles related to the Aquisition. SG&A expense as a percentage of net revenue increased to 4.4% in the three months ended September 28, 2012, compared to 3.3% in the comparative prior-year period.

In the first quarter of fiscal 2012, we recorded $25 million of employee termination benefits and $1 million of contract and other termination costs in order to realign our production with anticipated market demand.

Other Income (Expense)

Interest income for the three months ended September 28, 2012 decreased $1 million as compared to the prior-year period primarily due to a lower average daily invested cash balance for the period. Interest and other expense for the three months ended September 28, 2012 increased $12 million as compared to the prior-year period primarily due to interest on an increased debt balance.

Income Tax Provision

Our income tax provision for the three months ended September 28, 2012 was $59 million as compared to $19 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2013 through 2025 and the current year generation of income tax credits.

In the three months ended September 28, 2012, we recorded a net decrease of $4 million in our liability for unrecognized tax benefits. As of September 28, 2012, we had a recorded liability for unrecognized tax benefits of approximately $276 million. Interest and penalties recognized on such amounts were not material.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for us. We have also received Revenue Agent Reports (“RARs”) from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. We disagree with the proposed adjustments. In May 2011, we filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of our fiscal years 2008 and 2009 and of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which was acquired by us on September 5, 2007.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of September 28, 2012, we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by $54 million within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our uncertain tax positions.

Arbitration Award

As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC (“Seagate”) against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition to vacate was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator agreed upon by the parties and that if by November 2, 2012 the parties are unable to reach agreement, then the Court will appoint a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. We strongly believe that the Court’s decision was correct and intend to vigorously oppose Seagate’s efforts to appeal the decision. Nevertheless, we cannot be certain we will be successful in a new arbitration of the trade secret claims or in Seagate’s efforts to appeal the decision. In the event Seagate is successful in its efforts to appeal the Court’s decision, the original arbitration award could be reinstated, and payment of the award, including interest (which would apply at the statutory rate of 10% from the date of the original arbitration award), would adversely affect our financial condition, results of operations and cash flows.

Liquidity and Capital Resources

We ended the first quarter of fiscal 2013 with total cash and cash equivalents of $3.5 billion. The following table summarizes our statements of cash flows (in millions):

	Three Months Ended
	Sept. 28, 2012	Sept. 30, 2011
Net cash flow provided by (used in):
Operating activities	$936	$352
Investing activities	(391)	(134)
Financing activities	(216)	(33)

Net increase in cash and cash equivalents	$329	$185

Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. In connection with our Acquisition, we entered into a five-year credit agreement (the “Credit Facility”), which provides for a $500 million revolving credit facility. In addition, we may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend, stock repurchase and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

A total of $2.7 billion and $1.7 billion of our cash and cash equivalents was held outside of the United States at September 28, 2012 and June 29, 2012, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan for at least the next twelve months. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities

Net cash provided by operating activities was $936 million during the three months ended September 28, 2012. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $77 million for the three months ended September 28, 2012 as compared to net cash used to fund working capital changes of $71 million in the prior-year period.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	Sept. 28, 2012	Sept. 30, 2011
Days sales outstanding	44	46
Days in inventory	42	27
Days payables outstanding	(82)	(72)

Cash conversion cycle	4	1

For the three months ended September 28, 2012, our average days sales outstanding (“DSOs”) decreased by 2 days, days in inventory (“DIOs”) increased by 15 days, and days payable outstanding (“DPOs”) increased by 10 days compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Cash used in investing activities for the three months ended September 28, 2012 was $391 million as compared to $134 million for the prior-year period. For the three months ended September 28, 2012, cash used in investing activities consisted of $382 million of capital expenditures and $9 million related to an acquisition compared to $134 million of capital expenditures for the prior-year period. This increase in capital expenditures primarily relates to the inclusion of HGST’s activities and flood-related recovery capital spending.

Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Treasury bills. We also have $14 million of auction-rate securities, which are classified as available-for-sale securities.

Financing Activities

Net cash used in financing activities for the three months ended September 28, 2012 was $216 million as compared to $33 million in the prior-year period. Net cash used in financing activities for the three months ended September 28, 2012 consisted of $58 million used to repay long-term debt, $218 million used to repurchase shares of our common stock and a net $60 million provided by employee stock plans. Net cash used in financing activities for the three months ended September 30, 2011 consisted of $31 million used to repay long-term debt and a net $2 million related to employee stock plans.

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

Contractual Obligations and Commitments

Long-Term Debt — On March 8, 2012, in connection with the Acquisition, WDI and WDT (collectively, the “Borrowers”) entered into the Credit Facility that provides for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. In addition, the Borrowers may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. As of September 28, 2012, the outstanding balance of the term loan facility was $2.1 billion. We are required to make principal payments on the term loan facility totaling $230 million a year for 2013 through 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) in 2017, with the term loan facility balance due and payable in full on March 8, 2017. As of September 28, 2012, $500 million was available for future borrowings on the revolving credit facility. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for us and our subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, our ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of our assets, enter into certain speculative hedging arrangements and make any material change in the nature of our business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of September 28, 2012, we were in compliance with all covenants under the Credit Facility.

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

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended June 29, 2012, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.

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

Unrecognized Tax Benefits — As of September 28, 2012, the cash portion of our total recorded liability for unrecognized tax benefits was $276 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program — On May 21, 2012, we announced that our Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, we announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. We repurchased 5.2 million shares for a total cost of $218 million during the three months ended September 28, 2012. The remaining amount available to be purchased under our stock repurchase program as of September 28, 2012 was $2.6 billion. Subsequent to September 28, 2012 through November 1, 2012, we repurchased an additional 2.2 million shares for a total cost of $75 million. We may continue to repurchase our stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Cash Dividend Policy — On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In conjunction with the announcement of the cash dividend policy, our Board of Directors declared a cash dividend of $0.25 per share of our common stock, which was paid on October 15, 2012 to our shareholders of record as of the close of business on September 28, 2012. We may suspend or discontinue our cash dividend policy at any time.

Critical Accounting Policies and Estimates

We have prepared the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 8% to 12% of gross revenues per quarter. For the three months ended September 28, 2012, sales incentive and marketing programs were 8% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.8% of quarterly gross revenue since the first quarter of fiscal 2012. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

Warranty

We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair costs which include scrap costs, and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help prepare our estimates and assist us in exercising judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross margin and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Inventory

We value inventories at the lower of cost (first-in, first-out and weighted average methods) or net realizable value. We use the first-in, first-out (“FIFO”) method to value the cost of the majority of our inventories, while we use the weighted average method to value precious metal inventories. Weighted average cost is calculated based upon the cost of precious metals at the time they are received by us. We have determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, we relieve our precious metals inventory based on the weighted average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a FIFO method. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Goodwill and Other Long-Lived Assets

The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. We first use qualitative factors to determine whether goodwill is more likely than not impaired. If we conclude from the qualitative assessment that goodwill is more likely than not impaired, we follow a two-step approach to quantify the impairment.

We are required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each reporting unit may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for each reporting unit.

Other intangible assets consist primarily of technology acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Part I, Item I, Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

As of September 28, 2012, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains
Foreign exchange contracts:
Cash flow hedges:
Malaysian Ringgit	$307	3.13	$4
Singapore Dollar	$23	1.25	—
Thai Baht	$658	31.53	$8
Fair value hedges:
British Pound Sterling	$3	0.64	—
Euro	$6	0.79	—
Japanese Yen	$58	78.76	—
Philippine Peso	$4	41.72	—
Singapore Dollar	$2	1.24	—
Thai Baht	$248	31.56	—

*	Expressed in units of foreign currency per U.S. dollar.

During the three months ended September 28, 2012, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a LIBOR rate determined by reference to the British Bankers Association LIBOR Rate for the interest period relevant to such borrowing, subject to certain exceptions (the “Eurodollar Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate as announced by Bank of America, N.A. and (iii) the Eurodollar Rate plus 1.00% (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility ranges from 1.50% to 2.50% with respect to borrowings at the Eurodollar Rate and 0.50% to 1.50% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $21 million annually.

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

There has been no change in our internal control over financial reporting during the first fiscal quarter ended September 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A. RISK FACTORS

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 29, 2012. Except for the addition of the first two risk factors below, revisions to the third and fourth risk factors below and the deletion of a risk factor regarding restructuring charges as a result of the HGST acquisition, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year June 29, 2012. For convenience, all of our risk factors are included below.

If we do not properly manage new product development, our competitiveness and operating results may be negatively affected.

As advances in computer hardware and software are made, our customers have demanded a more diversified portfolio of disk drive products with new and additional features. In some cases, this demand results in investments in new products for a particular market that do not necessarily expand overall market opportunity, which may negatively affect our operating results.

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

Our business may suffer if we fail to successfully anticipate and manage issues associated with our product development.

Failure to continue to pay quarterly cash dividends to our shareholders could cause the market price for our common stock to decline.

Our ability to pay quarterly cash dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying cash dividends at historical levels could result in a lower market valuation of our common stock.

Our customers’ demand for hard drives may not continue to grow at current industry estimates, which may lower the prices our customers are willing to pay for our products or put us at a disadvantage to competing technologies.

Our customers’ demand for hard drives may not continue to grow at current industry estimates as a result of:

•	Mobile Devices. There has been and continues to be a rapid growth in devices that do not contain a hard drive such as tablet computers and smart phones. As tablet computers and smart phones provide many of the same capabilities as PCs, they have displaced or materially affected, and may continue to displace or materially affect, the demand for PCs. If we are not successful in adapting our product offerings to include disk drives or alternative storage solutions that address these devices, demand for our products may decrease.

•	Cloud Computing. Consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by hard disk drives. Recently, cloud computing has emerged whereby applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing computer. This trend could cause the market for disk drives in computers to decline over time, which could harm our business to the extent this decline is not offset by the sale of our products to customers who provide cloud computing services.

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

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator agreed upon by the parties and that if by November 2, 2012 the parties are unable to reach agreement, then the Court will appoint a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. We strongly believe that the Court’s decision was correct and intend to vigorously oppose Seagate’s efforts to appeal the decision. Nevertheless, we cannot be certain we will be successful in a new arbitration of the trade secret claims or in Seagate’s efforts to appeal the decision. In the event Seagate is successful in its efforts to appeal the Court’s decision, the original arbitration award could be reinstated, and payment of the award, including interest (which would apply at the statutory rate of 10% from the date of the original arbitration award), would adversely affect our financial condition, results of operations and cash flows.

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

As previously disclosed, the 2011 severe flooding in Thailand resulted in the temporary suspension of production in all of our Thailand manufacturing facilities. While production has resumed in our Thailand facilities, material risks and uncertainties as a result of flooding remain, including the following:

•	Under-Absorption of Assets. Our hard disk drive production capacity has reached a point where we can adequately meet anticipated customer demand; however, industry demand has not returned to pre-flood levels. In addition, we lost market share as a result of the flooding due to the impact on our manufacturing capabilities relative to that of our competitors and due to certain of our competitors entering into long-term purchase agreements with customers. If industry demand does not return to pre-flood levels, or if we are not able to regain market share, our costs will be impacted negatively by significant under-absorption of our assets and infrastructure and our business and results of operations will be adversely affected.

•	Component Costs. Due to component supply constraints as a result of the flooding, the cost of certain component materials increased and continues to remain above pre-flood levels. During the flooding we entered into certain volume commitment agreements with certain of our component suppliers, and since the flooding we and our suppliers have taken certain steps to diversify the geographical footprint of our supplier manufacturing base, each of which has resulted and may continue to result in the cost of certain components remaining above pre-flood levels. An increase in the cost of component materials that cannot be recovered through increased pricing could adversely affect our operating results.

•	Restored Equipment. The equipment we use is highly sophisticated and complex. We have repaired or refurbished certain equipment damaged in the flooding; however, the remaining useful life of, and costs associated with maintaining, such equipment is uncertain. If repaired or refurbished equipment does not last as long as planned, we may be required to increase capital expenditures to replace such equipment, which could adversely affect our financial condition and results of operations.

•	Insurance. We maintain insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. The claim process is underway, but we are unable to predict how much of our losses will be covered by insurance. It is reasonably possible that the final losses that we incur in connection with the flood damage and our business interruption will exceed the limits of our insurance policies. We also cannot estimate the timing of the proceeds we will ultimately receive under our insurance policies, and there may be a substantial delay between our incurrence of losses and our recovery under our insurance policies.

•	New Product Development. The flooding of our Thailand facilities and suspension of operations delayed or adversely impacted our development and introduction of new products and technologies, which may put us at a competitive disadvantage to our competitors who were not as adversely affected by the flooding.

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

In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by MOFCOM, including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). We are working closely with MOFCOM to finalize an operations plan that is expected to outline in more detail the conditions of the competitive requirement. Compliance with these measures limits our ability to integrate HGST’s business with our business (and we do not expect to achieve significant operating expense synergies while the conditions remain in place), could cause delays or uncertainties in making decisions about the combined business, could result in significant costs (including additional capital expenditures relative to our competitors as a result of maintaining separate research and development functions) or could require changes in business practices, each of which could negatively impact our business, financial condition and results of operations. In the event we fail to comply with these measures, the time during which we are required to comply with the condition could be extended and we could be subject to other conditions or penalties that could adversely affect the business.

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

Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and on the storage industry as a whole. Some of the risks and uncertainties we face as a result of these global economic and credit market conditions include the following:

•	Volatile Demand. Negative or uncertain global economic conditions could cause many of our direct and indirect customers to delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers rely on credit financing to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders may decrease, which could result in lower revenue. Likewise, if our suppliers, sub-suppliers and sub-contractors (collectively referred to as “suppliers”) face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue and increased operating costs, which could adversely affect our business, results of operations and financial condition.

•	Restructuring Activities. Demand for our products has slowed as a result of a deterioration in economic conditions. As a result, we have taken, and may in the future take additional, restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.

•	Credit Volatility and Loss of Receivables. We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk by purchasing credit insurance on certain of our accounts receivable balances. As a result of the continued uncertainty and volatility in global economic conditions, however, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails and is unable to pay us. Additionally, negative or uncertain global economic conditions increase the risk that if a customer whose accounts receivable we have insured fails, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of an accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial results.

•	Impairment Charges. Negative or uncertain global economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected.

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

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels, including the e-tail channel. Adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®-, HGST™- or G-Technology™-brand products, our operating results may be adversely affected.

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

During the three months ended September 28, 2012, 44% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

If we do not properly manage technology transitions, our competitiveness and operating results may be negatively affected.

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

We may be or become subject to various state, federal and international laws and regulations governing our environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our component suppliers timely comply with such laws and regulations, which may result in an increase in our operating costs. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (“WEEE”) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. In addition, conflict minerals, climate change and financial reform legislation in the United States is a significant topic of discussion and has generated and may continue to generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which would have a materially adverse effect on our business, financial condition and operating results.

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

Violation of applicable laws, including labor or environmental laws, and certain other practices by our suppliers or customers could harm our business.

We expect our suppliers and customers to operate in compliance with applicable laws and regulations, including labor and environmental laws, and to otherwise meet our required standards of conduct. While our internal operating guidelines promote ethical business practices, we do not control our suppliers or customers or their labor or environmental practices. The violation of labor, environmental or other laws by any of our suppliers or customers, or divergence of a supplier’s or customer’s business practices from those generally accepted as ethical, could harm our business by:

•	interrupting or otherwise disrupting the shipment of our product components;

•	damaging our reputation;

•	forcing us to find alternate component sources;

•	reducing demand for our products (for example, through a consumer boycott); or

•	exposing us to potential liability for our suppliers’ or customers’ wrongdoings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases by us of shares of our common stock during the quarter ended September 28, 2012:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Jun. 30, 2012 — Jul. 27, 2012	—	$—	—	$1,312
Jul. 28, 2010 — Aug. 24, 2012	2.1	43.96	2.1	$1,221
Aug. 25, 2012 — Sept. 28, 2012	3.1	40.91	3.1	$2,594

Total	5.2	$42.13	5.2	$2,594

(1)	On May 21, 2012, the Company announced that the Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.8	Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. †

2.9	Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. †

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Amended and Restated Employment Agreement, dated as of September 6, 2012, between Western Digital Corporation and Stephen D. Milligan†*

Exhibit Number	Description

10.3	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of August 7, 2012†*

10.4	Western Digital Corporation Deferred Compensation Plan, amended and restated as of August 7, 2012†*

10.5	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 7, 2012†*

10.6	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective September 7, 2012†*

10.7	Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith.

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

Date: November 2, 2012

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

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.8	Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. †

2.9	Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. †

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.2	Amended and Restated Employment Agreement, dated as of September 6, 2012, between Western Digital Corporation and Stephen D. Milligan†*

Exhibit Number	Description

10.3	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of August 7, 2012†*

10.4	Western Digital Corporation Deferred Compensation Plan, amended and restated as of August 7, 2012†*

10.5	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 7, 2012†*

10.6	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended and restated effective September 7, 2012†*

10.7	Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith.