Form 10-Q
period 2012-12-28
WESTERN DIGITAL CORP
filed 2013-02-01
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

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

As of the close of business on January 23, 2013, 240,665,370 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal second quarters ended December 28, 2012 and December 30, 2011 both consisted of 13 weeks. Fiscal year 2012 was comprised of 52 weeks and ended on June 29, 2012. Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	Dec. 28, 2012	Jun. 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,816	$3,208
Accounts receivable, net	1,732	2,364
Inventories	1,204	1,210
Other current assets	423	359

Total current assets	7,175	7,141
Property, plant and equipment, net	3,938	4,067
Goodwill	1,907	1,975
Other intangible assets, net	709	799
Other non-current assets	200	224

Total assets	$13,929	$14,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,185	$2,773
Accrued expenses	722	858
Accrued warranty	131	171
Current portion of long-term debt	288	230

Total current liabilities	3,326	4,032
Long-term debt	1,840	1,955
Other liabilities	516	550

Total liabilities	5,682	6,537
Commitments and contingencies (Notes 4 and 5)	—	—
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 241 and 246 shares, respectively	3	3
Additional paid-in capital	2,224	2,223
Accumulated other comprehensive income (loss)	8	(15)
Retained earnings	6,744	6,012
Treasury stock — common shares at cost; 20 shares and 15 shares, respectively	(732)	(554)

Total shareholders’ equity	8,247	7,669

Total liabilities and shareholders’ equity	$13,929	$14,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	Dec. 28, 2012	Dec. 30, 2011	Dec. 28, 2012	Dec. 30, 2011
Revenue, net	$3,824	$1,995	$7,859	$4,689
Cost of revenue	2,765	1,347	5,607	3,500

Gross margin	1,059	648	2,252	1,189

Operating expenses:
Research and development	378	191	774	384
Selling, general and administrative	162	96	341	185
Employee termination benefits and other charges	41	—	67	—
Charges related to flooding	—	199	—	199

Total operating expenses	581	486	1,182	768

Operating income	478	162	1,070	421
Other income (expense):
Interest income	3	3	5	6
Interest and other expense	(13)	(5)	(29)	(9)

Total other expense, net	(10)	(2)	(24)	(3)

Income before income taxes	468	160	1,046	418
Income tax provision	133	15	192	34

Net income	$335	$145	$854	$384

Income per common share:
Basic	$1.38	$0.62	$3.50	$1.64

Diluted	$1.36	$0.61	$3.43	$1.62

Weighted average shares outstanding:
Basic	242	234	244	234

Diluted	246	237	249	237

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended		Six Months Ended
	Dec. 28, 2012	Dec. 30, 2011	Dec. 28, 2012	Dec. 30, 2011
Net income	$335	$145	$854	$384
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on cash flow hedges	(2)	10	26	(9)
Change in net actuarial losses	—	—	1	—
Translation loss	(4)	—	(4)	—

Other comprehensive income (loss)	(6)	10	23	(9)

Total comprehensive income	$329	$155	$877	$375

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended
	Dec. 28, 2012	Dec. 30, 2011
Cash flows from operating activities
Net income	$854	$384
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	622	298
Stock-based compensation	71	41
Deferred income taxes	68	18
Non-cash portion of employee termination benefits and other charges	15	—
Non-cash portion of charges related to flooding	—	109
Changes in:
Accounts receivable, net	633	459
Inventories	7	111
Accounts payable	(352)	(675)
Accrued expenses	(169)	(2)
Other assets and liabilities	(41)	(13)

Net cash provided by operating activities	1,708	730

Cash flows from investing activities
Purchases of property, plant and equipment	(628)	(253)
Acquisitions, net of cash acquired	(27)	—
Purchase of investment	(15)	—

Net cash used in investing activities	(670)	(253)

Cash flows from financing activities
Issuance of stock under employee stock plans	86	23
Taxes paid on vested stock awards under employee stock plans	(8)	(5)
Excess tax benefits from employee stock plans	35	2
Repurchases of common stock	(364)	—
Dividends to shareholders	(121)	—
Repayment of debt	(58)	(63)

Net cash used in financing activities	(430)	(43)

Net increase in cash and cash equivalents	608	434
Cash and cash equivalents, beginning of period	3,208	3,490

Cash and cash equivalents, end of period	$3,816	$3,924

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$95	$8
Cash paid for interest	$21	$1

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

2. Supplemental Financial Statement Data

Inventories; Property, Plant and Equipment; and Other Intangible Assets

	Dec. 28, 2012	Jun. 29, 2012
	(in millions)
Inventories:
Raw materials and component parts	$193	$245
Work-in-process	581	552
Finished goods	430	413

Total inventories	$1,204	$1,210

Property, plant and equipment:
Property, plant and equipment	$7,490	$7,173
Accumulated depreciation	(3,552)	(3,106)

Property, plant and equipment, net	$3,938	$4,067

Other intangible assets:
Other intangible assets	$948	$933
Accumulated amortization	(239)	(134)

Other intangible assets, net	$709	$799

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

	Three Months Ended		Six Months Ended
	Dec. 28, 2012	Dec. 30, 2011	Dec. 28, 2012	Dec. 30, 2011
Warranty accrual, beginning of period	$230	$173	$260	$170
Charges to operations	44	24	90	69
Utilization	(51)	(42)	(111)	(84)
Changes in estimate related to pre-existing warranties	(12)	1	(28)	1

Warranty accrual, end of period	$211	$156	$211	$156

The long-term portion of the warranty accrual classified in other liabilities was $80 million at December 28, 2012 and $89 million at June 29, 2012.

3. Income per Common Share

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include certain dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards (“RSUs”).

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	Dec. 28, 2012	Dec. 30, 2011	Dec. 28, 2012	Dec. 30, 2011
Net income	$335	$145	$854	$384

Weighted average shares outstanding:
Basic	242	234	244	234
Employee stock options and other	4	3	5	3

Diluted	246	237	249	237

Income per common share:
Basic	$1.38	$0.62	$3.50	$1.64

Diluted	$1.36	$0.61	$3.43	$1.62

Anti-dilutive potential common shares excluded*	7	7	6	5

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

4. Debt

On March 8, 2012 (the “Closing Date”), the Company, in its capacity as the parent entity and guarantor, Western Digital Technologies, Inc. (“WDT”), a wholly owned subsidiary of the Company, and Western Digital Ireland, Ltd. (“WDI”), an indirect wholly owned subsidiary of the Company, entered into a five-year credit agreement (the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other participating lenders (collectively, the “Lenders”). The Credit Facility provides for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility is WDI and the revolving credit facility is available to both WDI and WDT (WDI and WDT are referred to as “the Borrowers”). The Borrowers may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. The obligations of the Borrowers under the Credit Facility are guaranteed by the Company and the Company’s material domestic subsidiaries, and the obligations of WDI under the Credit Facility are also guaranteed by WDT.

The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of December 28, 2012, the term loan facility had a variable interest rate of 2.21% and a remaining balance of $2.1 billion. The Company is required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2013 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) due and payable in full in fiscal 2017 on March 8, 2017. As of December 28, 2012, $500 million was available for future borrowings on the revolving credit facility.

The Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of its assets, and enter into certain speculative hedging arrangements and make any material change in the nature of its business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the Lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of December 28, 2012, the Company was in compliance with all covenants.

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

Solely for purposes of this footnote, “WD” refers to Western Digital Corporation or one or more of its subsidiaries prior to the acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”), “HGST” refers to HGST or one or more of its subsidiaries as of the Closing Date, and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST.

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

On December 8, 2008, plaintiffs MagSil Corporation and the Massachusetts Institute of Technology (collectively, “MagSil”) filed a complaint in the District of Delaware against WD, HGST and six other companies in the disk drive industry alleging infringement of U.S. Patent Nos. 5,629,922 and 5,835,314. The complaint seeks unspecified monetary damages and injunctive relief. The asserted patents allegedly relate to tunneling magneto resistive technology. In January 2010, MagSil amended its complaint to allege infringement of only the ‘922 patent. As disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on August 13, 2010, MagSil and WD settled the matter for an amount that was not material to the Company’s financial position, results of operations or cash flows. With respect to the claim pending against HGST, in February 2011, HGST obtained a ruling invalidating the patent on summary judgment, which MagSil appealed. In 2012, the Federal Circuit Court upheld the ruling. If MagSil appeals this decision, HGST intends to continue to defend itself vigorously in this matter.

On December 7, 2009, plaintiff Nazomi Communications (“Nazomi”) filed a complaint in the Eastern District of Texas against WD and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Nazomi dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. In August 2012, the Court dismissed WD on summary judgment for non-infringement. If Nazomi appeals this decision, WD intends to continue to defend itself vigorously in this matter.

On January 5, 2010, plaintiff Enova Technology Corporation (“Enova”) filed a complaint in the District of Delaware against WD and Initio Corporation alleging infringement of U.S. Patent Nos. 7,136,995 and 7,386,734. Enova subsequently amended its complaint to include an additional party and additionally allege infringement of U.S. Patent No. 7,900,057. The amended complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to real time full disk encryption application specific integrated circuits, or ASICs. A trial in the matter is scheduled to begin on February 25, 2013. WD intends to defend itself vigorously in this matter.

On November 10, 2010, plaintiff Rembrandt Data Storage (“Rembrandt”) filed a complaint in the Western District of Wisconsin against WD alleging infringement of U.S. Patent Nos. 5,995,342 and 6,195,232. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to specific thin film heads having solenoid coils. After a favorable claim construction ruling by the court, WD secured a stipulation from Rembrandt to dismiss the case. Rembrandt appealed the Court’s claim construction ruling, and the Federal Circuit issued a summary affirmance in favor of WD in December 2012. If Rembrandt appeals the decision, WD intends to continue to defend itself vigorously in this matter.

On December 1, 2010, Rambus, Inc. (“Rambus”) filed a complaint with the U.S. International Trade Commission pursuant to 19 U.S.C. Section 1337 alleging that six “Primary Respondent” semiconductor chip companies and twenty-seven “Customer Respondents,” including HGST, infringe various U.S. patents. On December 29, 2010, the U.S. International Trade Commission (“ITC”) initiated an investigation into Rambus’s allegations in response to the complaint. HGST is accused of infringing U.S. Patent Nos. 6,591,353; 7,287,109; 7,602,857; 7,602,858; and 7,715,494. The complaint alleges that certain of HGST’s hard drives that contain Double data rate-type memory controllers, Serial Advanced Technology Attachment interfaces, Peripheral Component Interconnect Express interfaces, DisplayPort interfaces, or Serial Attached SCSI interfaces infringe the patents. The complaint seeks to enjoin the importation into the U.S. of the allegedly infringing semiconductor chips and products. It also requests a cease-and-desist order preventing the parties from exhausting allegedly infringing inventory in the U.S. The ITC has found in favor of the respondents in all matters and Rambus has appealed to the Federal Circuit. HGST intends to continue to defend itself vigorously in this matter.

On August 1, 2011, plaintiff Guzik Technical Enterprises (“Guzik”) filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by Guzik allegedly relate to devices used to test hard disk drive heads and media. WD has filed counterclaims against Guzik or patent infringement of U.S. Patent Nos. 5,844,420; 5,640,089; 6,891,696; and 7,480,116. The patents asserted by WD relate to devices and methods used in the testing of hard disk drive heads and media. WD intends to defend itself vigorously in this matter.

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

On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award. Specifically, the Court confirmed the arbitration award with respect to each of the five trade secret claims that WD and the former employee had won at the arbitration and vacated the arbitration award with respect to the three trade secret claims that WD and the former employee had lost at the arbitration. The Court ordered that a rehearing be held concerning those three alleged trade secret claims before a new arbitrator.

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

6. Income Taxes

The Company’s income tax provision for the three months ended December 28, 2012 was $133 million as compared to $15 million in the prior-year period. The Company’s income tax provision for the six months ended December 28, 2012 was $192 million as compared to $34 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2013 through 2025, the current year generation of income tax credits and the effect of California Proposition 39 which was passed in November 2012.

On November 6, 2012, California voters approved California Proposition 39, which affects California state income tax apportionment for most multi-state taxpayers for tax years beginning on or after January 1, 2013. This proposition would reduce the Company’s future income apportioned to California, making it less likely for the Company to realize certain California deferred tax assets. As a result, the Company recorded an $88 million charge to reduce its previously recognized California deferred tax assets as of December 28, 2012.

In the three months ended December 28, 2012, the Company did not record a change in its liability for unrecognized tax benefits. In the six months ended December 28, 2012, the Company recorded a net decrease of $4 million in its liability for unrecognized tax benefits. As of December 28, 2012, the Company had a recorded liability for unrecognized tax benefits of approximately $276 million. Interest and penalties recognized on such amounts were not material.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for the Company. The Company has received Revenue Agent Reports (“RARs”) from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. The Company disagrees with the proposed adjustments. In May 2011, the Company filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of the Company’s fiscal years 2008 and 2009 and of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007.

The Company believes that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 28, 2012, the Company believes that it is reasonably possible the liability for unrecognized tax benefits will decrease by $54 million within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 28, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$951	$—	$—	$951
Foreign exchange contracts	—	15	—	15
Auction-rate securities	—	—	14	14

Total assets at fair value	$951	$15	$14	$980

Liabilities:
Foreign exchange contracts	—	3	—	3

Total liabilities at fair value	$—	$3	$—	$3

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$721	$—	$—	$721
U.S. Treasury securities	—	61	—	61
U.S. Government agency securities	—	62	—	62

Total cash equivalents	721	123	—	844

Foreign exchange contracts	—	1	—	1
Auction-rate securities	—	—	14	14

Total assets at fair value	$721	$124	$14	$859

Liabilities:
Foreign exchange contracts	—	22	—	22

Total liabilities at fair value	$—	$22	$—	$22

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

In the six months ended December 28, 2012, there were no changes in Level 3 financial assets measured on a recurring basis.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of December 28, 2012, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, all of which were designated as either cash flow or fair value hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and six months ended December 28, 2012 and December 30, 2011.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements during the three and six months ended December 28, 2012 and December 30, 2011.

As of December 28, 2012, the net amount of unrealized gains with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $10 million. In addition, as of December 28, 2012, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $647 million and $1.4 billion, and closed $923 million and $2.0 billion, in foreign exchange contracts in the three and six months ended December 28, 2012, respectively. The Company opened $391 million and $1.3 billion, and closed $815 million and $1.7 billion, in foreign exchange contracts in the three and six months ended December 30, 2011, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Dec. 28, 2012		Jun. 29, 2012		Dec. 28, 2012		Jun. 29, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$15	Other current assets	$1	Accrued expenses	$3	Accrued expenses	$22

The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	from Accumulated OCI into Income	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	Dec. 28, 2012		Dec. 30, 2011			Dec. 28, 2012		Dec. 30, 2011
Foreign exchange contracts	$14	$45	$2	$(6)	Cost of revenue	$16	$19	$(8)	$3

The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and six months ended December 28, 2012 and December 30, 2011.

9. Stock-Based Compensation

Stock-based Compensation Expense

During the three and six months ended December 28, 2012, the Company recognized in expense $24 million and $49 million, respectively, for stock-based compensation related to the vesting of options issued under the Company’s stock option plans and the ESPP, which includes $2 million of accelerated expense associated with the employee termination benefits and other charges disclosed in Note 12 below. In the prior-year periods, the Company recognized in expense $15 million and $24 million, respectively, for stock-based compensation related to the vesting of options issued under the Company’s stock option plans and the ESPP. As of December 28, 2012, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $140 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.4 years.

For purposes of this footnote, references to RSUs include performance stock unit awards (“PSUs”). During the three and six months ended December 28, 2012, the Company recognized in expense $12 million and $25 million, respectively, related to the vesting of awards of RSUs compared to $9 million and $17 million in the respective prior-year periods. As of December 28, 2012, the aggregate unamortized fair value of all unvested RSUs was $95 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.6 years.

During the three and six months ended December 28, 2012, the Company recognized in expense $4 million and $16 million, respectively, related to adjustments to market value as well as the vesting of cash-settled stock appreciation rights (“SARs”). As of December 28, 2012, the Company had a total liability of $33 million related to SARs included in accrued liabilities in the condensed consolidated balance sheet. As of December 28, 2012, total compensation cost related to unvested SARs issued to employees but not yet recognized was $16 million and will be accrued on a straight-line basis over a weighted average service period of approximately 1.3 years.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 29, 2012	15.8	$21.89
Granted	3.0	43.10
Exercised	(2.2)	16.18
Canceled or expired	(0.1)	23.00

Options outstanding at September 28, 2012	16.5	$26.52
Granted	0.1	37.04
Exercised	(1.2)	18.56
Canceled or expired	(0.1)	33.88

Options outstanding at December 28, 2012	15.3	$27.14	4.6	$224

Exercisable at December 28, 2012	6.0	$23.22	3.2	$110

Vested and expected to vest after December 28, 2012	15.1	$27.00	4.6	$223

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of December 28, 2012, the Company had options outstanding to purchase an aggregate of 12.3 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $224 million at that date. During the three and six months ended December 28, 2012, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $25 million and $79 million, respectively, determined as of the date of exercise, compared to $3 million and $8 million in the respective prior-year periods.

SARs Activity

The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of December 28, 2012, 1.4 million SARs were outstanding with a weighted average exercise price of $7.82. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 28, 2012.

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

	Three Months Ended		Six Months Ended
	Dec. 28, 2012	Dec. 30, 2011	Dec. 28, 2012	Dec. 30, 2011
Suboptimal exercise factor	1.92	1.80	1.90	1.81
Range of risk-free interest rates	0.16% to 1.18%	0.12% to 1.35%	0.16% to 1.18%	0.12% to 1.43%
Range of expected stock price volatility	0.42 to 0.52	0.45 to 0.55	0.42 to 0.53	0.41 to 0.55
Weighted average expected volatility	0.47	0.49	0.49	0.48
Post-vesting termination rate	2.41%	2.48%	2.09%	2.62%
Dividend yield	2.41%	—	2.58%	—
Fair value	$13.08	$10.79	$15.56	$11.90

The weighted average expected term of the Company’s stock options granted during the three and six months ended December 28, 2012 was 4.2 years and 4.0 years, respectively, compared to 4.9 years in both the respective prior-year periods.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1st or December 1st. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 28, 2012 and December 30, 2011.

RSU Activity

The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at June 29, 2012	3.7	$33.19
Granted	1.5	43.06
Vested	(0.5)	35.32

RSUs outstanding at September 28, 2012	4.7	$36.12
Granted	0.1	35.56
Vested	(0.1)	30.18

RSUs outstanding at December 28, 2012	4.7	$35.24

Expected to vest after December 28, 2012	4.5	$35.24

The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $3 million and $68 million for the three and six months ended December 28, 2012, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 3.4%, based on a historical analysis indicating forfeitures for these types of awards. The effect of the PSU activity was immaterial to the Company’s condensed consolidated financial statements for the three and six months ended December 28, 2012.

Dividends

On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock will receive dividends when and as declared by the Company’s Board of Directors. On December 3, 2012 and September 13, 2012, the Board of Directors declared a cash dividend of $0.25 per share of the Company’s common stock, which was paid on December 26, 2012 and October 15, 2012, respectively, to shareholders of record as of the close of business on December 14, 2012 and September 28, 2012, respectively. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

10. Pensions and Other Post-retirement Benefit Plans

The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements. The expected long-term rate of return on the Japanese plan assets is 3.5%.

The following table presents the unfunded status of the benefit obligations and Japanese plan assets as of December 28, 2012 and June 29, 2012 (in millions):

	Dec. 28, 2012	Jun. 29, 2012
Benefit obligation	$270	$286
Fair value of plan assets	(161)	(167)

Unfunded status	$109	$119

The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets as of December 28, 2012 and June 29, 2012 (in millions):

	Dec. 28, 2012	Jun. 29, 2012
Current liabilities	$3	$3
Non-current liabilities	106	116

Net amount recognized	$109	$119

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three and six months ended December 28, 2012. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $14 million in fiscal 2013.

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

The total preliminary purchase price for HGST was approximately $4.7 billion and was comprised of (in millions):

Mar. 8, 2012
Acquisition of all issued and outstanding paid-up share capital of HGST	$4,575
Fair value of stock options, restricted stock-based awards and SARs assumed	102

Total	$4,677

The purchase price consideration remains subject to adjustment based on resolution of a post-closing assumed pension adjustment. The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the Closing Date, and allocated the remaining value of approximately $1.8 billion to goodwill. The purchase price consideration originally included preliminary estimates of the working capital assets acquired and liabilities assumed. During the three months ended December 28, 2012, the Company finalized the post-closing adjustment for changes in the working capital of HGST which decreased the purchase price by $37 million. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the Acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized due to information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities include contingencies and income taxes. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill. The preliminary purchase price allocation was as follows (in millions):

Mar. 8, 2012
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$194
Accounts receivable	1,290
Inventories	721
Other current assets	219
Property, plant and equipment	1,813
Other non-current assets	103
Accounts payable	(841)
Accrued liabilities	(594)
Debt assumed	(585)
Pension and other post-retirement benefit liabilities	(130)
Other liabilities	(102)
Intangible assets	833
Goodwill	1,756

Total	$4,677

During the three months ended December 28, 2012, the Company recorded a $37 million decrease in goodwill as a result of the completion of the post-closing adjustment for changes in the working capital of HGST. During the three months ended September 28, 2012, the Company recorded a $31 million net decrease in goodwill, consisting of a $32 million increase in deferred income taxes, offset by a $1 million decrease in intangible assets. The adjustment to amortization expense as a result of these changes was not material to the Company’s condensed consolidated financial statements.

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

Maintenance of Competitive Requirement

In connection with the regulatory approval process of the Acquisition, the Company agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). The Company has worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement.

12. Employee Termination Benefits and Other Charges

During the three and six months ended December 28, 2012, the Company incurred charges to realign its operations with anticipated market demand. Total charges of $41 million and $67 million, respectively, were classified as operating expenses and included in employee termination benefits and other charges in the condensed consolidated statements of income for the three and six months ended December 28, 2012. The following table summarizes the Company’s employee termination benefits and other charges for the three and six months ended December 28, 2012 (in millions):

	Employee Termination Benefits	Impairment of Assets	Contract and Other Termination Costs	Total
Accrual at June 29, 2012	$—	$—	$16	$16
Charges	25	—	1	26
Cash payments	(22)	—	(1)	(23)

Accrual at September 28, 2012	$3	$—	$16	$19

Charges	26	12	3	41
Cash payments	(13)	—	(11)	(24)
Non-cash charges	(3)	(12)	—	(15)

Accrual at December 28, 2012	$13	$—	$8	$21

The employee termination benefits relate to headcount reductions at various worldwide locations. The impairment of assets relates to machinery and equipment and an intangible asset at various locations worldwide. The liabilities for employee termination benefits and contract and other termination costs are expected to be relieved by the fourth quarter of fiscal 2013.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2011-08”). The new standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Accounting Standards Codification 350-30, “Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.” The new standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this pronouncement in its first quarter of fiscal 2013. The adoption of ASU 2011-08 did not have a material impact to the Company’s condensed consolidated financial statements in the first quarter of fiscal 2013.

14. Subsequent Events

Voluntary Separation Program

On January 23, 2013, the Company announced a voluntary separation program (the “Program”) for the U.S.-based employees of its WD subsidiary. The Program is intended to help realign the Company’s cost structure with a softer demand environment. As the Company does not know the number or job levels of employees that will participate in the Program, at this time, the Company is unable to estimate the charges it will incur in connection with the Program, although it expects charges will consist of cash severance and other related termination benefits. The Company expects to complete the Program by the first quarter of fiscal 2014.

American Taxpayer Relief Act of 2012

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“the Act”) was signed into law. One of the provisions of the Act provides a retroactive extension of the research and experimentation tax credit (“R&D credit”) through December 31, 2013, which had expired on December 31, 2011. The Company expects that it will recognize a tax benefit of between $30 and $40 million during the third quarter of fiscal 2013 as a result of the retroactive extension of the R&D credit.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and pricing in the March quarter and the ability of the industry to support this demand;

•	expectations concerning the anticipated benefits of our acquisition of Viviti Technologies Ltd., until recently known as Hitachi Global Storage Technologies Holdings Pte. Ltd.;

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	contributions to our pension plans in fiscal 2013; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.

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

The preliminary, aggregate purchase price of the Acquisition amounted to approximately $4.7 billion and was subject to a post-closing adjustment for changes in the working capital of HGST and certain other payments and expenses. In the three months ended December 28, 2012, we finalized the post-closing adjustment for changes in the working capital of HGST and recorded a $37 million decrease in the purchase price and goodwill. The purchase price consideration remains subject to adjustment based on resolution of a post-closing assumed pension adjustment.

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

Maintenance of Competitive Requirement

In connection with the regulatory approval process of the Acquisition, we agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). We have worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement.

Second Quarter Overview

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), operating results for HGST prior to the date of the Acquisition are not included in our operating results, affecting our discussion of changes in our revenues and expenses for the periods prior to the Acquisition as compared to the periods after the Acquisition.

For the quarter ended December 28, 2012, we believe that overall hard drive industry shipments totaled approximately 136 million units, up 14% from the prior-year period as the prior-year period reflected the supply constraints across the hard drive industry brought about by the Thailand floods, and down 2% sequentially from the September quarter as a result of a continued soft industry demand driven by macroeconomic uncertainty, weak PC demand and inventory rebalancing by our customers.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	Dec. 28, 2012		Dec. 30, 2011		Dec. 28, 2012		Dec. 30, 2011
Net revenue	$3,824	100.0%	$1,995	100.0%	$7,859	100.0%	$4,689	100.0%
Gross margin	1,059	27.7	648	32.5	2,252	28.7	1,189	25.4
Total operating expenses	581	15.2	486	24.4	1,182	15.0	768	16.4
Operating income	478	12.5	162	8.1	1,070	13.6	421	9.0
Net income	335	8.8	145	7.3	854	10.9	384	8.2

The following is a summary of our financial performance for the second quarter of 2013:

•	Consolidated net revenue totaled $3.8 billion.

•

49% of our hard drive revenue was derived from non-compute and enterprise markets, which include CE products, enterprise applications, and branded products, as compared to 33% in the prior-year period.

•	Hard drive unit shipments increased by 108% from the prior-year period to 59.2 million units.

•	Gross margin decreased to 27.7%, compared to 32.5% for the prior-year period.

•	Operating income, including $41 million of employee termination benefits and other charges, was $478 million, an increase of $316 million from the prior-year period.

•	We generated $772 million in cash flow from operations in the second quarter of fiscal 2013, and we ended the quarter with $3.8 billion in cash and cash equivalents.

For the quarter ending March 29, 2013, we expect overall hard drive industry shipments to remain flat to slightly down when compared with the December quarter. In addition, we expect our revenue in the March quarter to decrease slightly from the December quarter reflecting the current demand environment, the seasonal change in business mix and the conclusion of our 3.5-inch contract manufacturing arrangement with Toshiba.

Results of Operations

Net Revenue

	Three Months Ended			Six Months Ended
(in millions, except percentages and average selling price)	Dec. 28, 2012	Dec. 30, 2011	Percentage Change	Dec. 28, 2012	Dec. 30, 2011	Percentage Change
Net revenue	$3,824	$1,995	92%	$7,859	$4,689	68%
Average selling price (per unit)*	$62	$69	(10)%	$62	$54	15%

Revenues by Geography (%)
Americas	27%	22%		25%	20%
Europe, Middle East and Africa	23	21		20	22
Asia	50	57		55	58

Revenues by Channel (%)
OEM	61%	59%		62%	56%
Distributors	24	25		24	27
Retailers	15	16		14	17

Unit Shipments*
Compute	39.0	21.2		81.7	62.4
Non-compute	13.6	5.6		27.4	19.8
Enterprise	6.6	1.7		12.6	4.1

Total units shipped	59.2	28.5	108%	121.7	86.3	41%

*	Based on sales of hard drive units only.

For the quarter ended December 28, 2012, net revenue was $3.8 billion, an increase of 92% from the prior-year period. Total hard drive shipments increased to 59.2 million units for the quarter ended December 28, 2012 as compared to 28.5 million units in the prior-year period. For the six months ended December 28, 2012, net revenue was $7.9 billion, an increase of 68% from the prior-year period. Total hard drive shipments increased to 121.7 million units for the six months ended December 28, 2012, as compared to 86.3 million units for the prior-year period. These increases resulted primarily from the contribution of the acquired operations of HGST. For the quarter ended December 28, 2012, average selling price (“ASP”) decreased by $7 from the prior-year period, from $69 to $62. This decrease in ASP was a result of a higher ASP in the prior-year period due to the supply constraints across the hard drive industry brought about by the Thailand floods. For the six months ended December 28, 2012, ASP increased by $8, from $54 to $62. This increase in ASP reflects a lower ASP in the prior-year period preceding the supply constraints across the hard drive industry brought about by the Thailand floods which subsequently increased ASP.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. However, in the three and six months ended December 28, 2012, our revenue by channel mix reflects a slightly heavier weighting toward OEM as result of the Acquisition. In addition, for both the three and six months ended December 28, 2012, no customer accounted for 10% or more of our net revenue.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended December 28, 2012, these programs represented 9% and 8% of gross revenues, respectively, compared to 1% and 5% in the respective prior-year period. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. However, in the respective prior-year periods, sales incentive and marketing programs were significantly reduced due to the supply constraints across the hard drive industry brought about by the Thailand floods.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions, except percentages)	Dec. 28, 2012	Dec. 30, 2011	Percentage Change	Dec. 28, 2012	Dec. 30, 2011	Percentage Change
Net revenue	$3,824	$1,995	92%	$7,859	$4,689	68%
Gross margin	1,059	648	63%	2,252	1,189	89%
Gross margin %	27.7%	32.5%		28.7%	25.4%

For the three months ended December 28, 2012, gross margin as a percentage of revenue decreased to 27.7% as compared to 32.5% for the prior-year period. This decrease was a result of a higher gross margin in the prior-year period as a result of increased ASPs due to the supply constraints across the hard drive industry brought about by the Thailand floods. For the six months ended December 28, 2012, gross margin as a percentage of revenue increased to 28.7% as compared to 25.4% for the prior-year period. This increase was primarily a result of product mix, offset by $38 million for amortization of intangibles related to the Acquisition.

Operating Expenses

	Three Months Ended			Six Months Ended
(in millions, except percentages)	Dec. 28, 2012	Dec. 30, 2011	Percentage Change	Dec. 28, 2012	Dec. 30, 2011	Percentage Change
R&D expense	$378	$191	98%	$774	$384	102%
SG&A expense	162	96	69%	341	185	84%
Employee termination benefits and other charges	41	—		67	—
Charges related to flooding	—	199		—	199

Total operating expenses	$581	$486		$1,182	$768

Research and development (“R&D”) expense was $378 million for the three months ended December 28, 2012, an increase of $187 million from the prior-year period. For the six months ended December 28, 2012, R&D expense was $774 million, an increase of $390 million from the prior-year period. These increases were primarily due to the inclusion of HGST’s R&D expense as result of the Acquisition, as well as the continued investment in product development to support new programs. As a percentage of net revenue, R&D expense increased to 9.9% and 9.8% in the three and six months ended December 28, 2012, respectively, compared to 9.6% and 8.2% in the respective prior-year periods.

Selling, general and administrative (“SG&A”) expense was $162 million for the three months ended December 28, 2012, an increase of $66 million over the prior-year period. For the six months ended December 28, 2012, SG&A expense was $341 million, an increase of $156 million over the prior-year period. These increases were primarily due to the inclusion of HGST’s SG&A expense and $11 million for amortization of intangibles as a result of the Acquisition, as well as the expansion of sales and marketing to support new products and growing markets. SG&A expense as a percentage of net revenue decreased to 4.2% and increased to 4.3% in the three and six months ended December 28, 2012, respectively, compared to 4.8% and 3.9% in the respective prior-year periods.

In the second quarter of fiscal 2013, we recorded charges of $41 million consisting of $26 million of employee termination benefits, $12 million of asset impairments and $3 million of contract and other termination costs in order to realign our operations with anticipated market demand. During the six months ended December 28, 2012, we recorded charges of $67 million consisting of $51 million of employee termination benefits, $12 million of asset impairments and $4 million of contract and other termination costs in order to realign our operations with anticipated market demand.

During the three months ended December 30, 2011, we recorded $199 million of charges related to the Thailand flooding, including $109 million of fixed asset impairments, $39 million of recovery charges, $28 million of write-downs of damaged inventory and $23 million in wage continuation during the shutdown period of our facilities.

Voluntary Separation Program

On January 23, 2013, we announced a voluntary separation program (the “Program”) for the U.S.-based employees of our WD subsidiary. The Program is intended to help realign our cost structure with a softer demand environment. As we do not know the number or job levels of employees that will participate in the Program, at this time, we are unable to estimate the charges we will incur in connection with the Program, although we expect the charges will consist of cash severance and other related termination benefits. We expect to complete the Program by the first quarter of fiscal 2014.

Other Income (Expense)

Interest income did not change for the three months ended December 28, 2012 compared to the prior-year period. Interest income for the six months ended December 28, 2012 decreased $1 million as compared to the prior-year period primarily due to a lower average daily invested cash balance for the period. Interest and other expense for the three and six months ended December 28, 2012 increased $8 million and $20 million, respectively, as compared to the prior-year periods primarily due to interest on an increased debt balance.

Income Tax Provision

Our income tax provision for the three months ended December 28, 2012 was $133 million as compared to $15 million in the prior-year period. Our income tax provision for the six months ended December 28, 2012 was $192 million as compared to $34 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2013 through 2025, the current year generation of income tax credits and the effect of California Proposition 39 which was passed in November 2012.

On November 6, 2012, California voters approved California Proposition 39, which affects California state income tax apportionment for most multi-state taxpayers for tax years beginning on or after January 1, 2013. This proposition would reduce our future income apportioned to California, making it less likely for us to realize certain California deferred tax assets. As a result, we recorded an $88 million charge to reduce our previously recognized California deferred tax assets as of December 28, 2012.

In the three months ended December 28, 2012, we did not record a change in our liability for unrecognized tax benefits. In the six months ended December 28, 2012, we recorded a net decrease of $4 million in our liability for unrecognized tax benefits. As of December 28, 2012, we had a recorded liability for unrecognized tax benefits of approximately $276 million. Interest and penalties recognized on such amounts were not material.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for us. We have also received Revenue Agent Reports (“RARs”) from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. We disagree with the proposed adjustments. In May 2011, we filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of our fiscal years 2008 and 2009 and of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated (“Komag”), which we acquired on September 5, 2007.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of December 28, 2012, we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by $54 million within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our uncertain tax positions.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“the Act”) was signed into law. One of the provisions of the Act provides a retroactive extension of the research and experimentation tax credit (“R&D credit”) through December 31, 2013, which had expired on December 31, 2011. We expect that we will recognize a tax benefit of between $30 and $40 million during the third quarter of fiscal 2013 as a result of the retroactive extension of the R&D credit.

Arbitration Award

As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC (“Seagate”) against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition to vacate was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. We strongly believe that the Court’s decision was correct and intend to vigorously oppose Seagate’s efforts to appeal the decision. Nevertheless, we cannot be certain we will be successful in a new arbitration of the trade secret claims or in Seagate’s efforts to appeal the decision. In the event Seagate is successful in its efforts to appeal the Court’s decision, the original arbitration award could be reinstated, and payment of the award, including interest (which would apply at the statutory rate of 10% from the date of the original arbitration award), would adversely affect our financial condition, results of operations and cash flows.

Liquidity and Capital Resources

We ended the second quarter of fiscal 2013 with total cash and cash equivalents of $3.8 billion. The following table summarizes our statements of cash flows (in millions):

	Six Months Ended
	Dec. 28, 2012	Dec. 30, 2011
Net cash flow provided by (used in):
Operating activities	$1,708	$730
Investing activities	(670)	(253)
Financing activities	(430)	(43)

Net increase in cash and cash equivalents	$608	$434

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

A total of $1.4 billion and $1.7 billion of our cash and cash equivalents was held outside of the United States at December 28, 2012 and June 29, 2012, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan for at least the next twelve months. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities

Net cash provided by operating activities was $1.7 billion during the six months ended December 28, 2012. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $78 million for the six months ended December 28, 2012 as compared to net cash used to fund working capital changes of $120 million in the prior-year period.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	Dec. 28, 2012	Dec. 30, 2011
Days sales outstanding	41	34
Days in inventory	40	31
Days payables outstanding	(72)	(60)

Cash conversion cycle	9	5

For the three months ended December 28, 2012, our average days sales outstanding (“DSOs”) increased by 7 days, days in inventory (“DIOs”) increased by 9 days, and days payable outstanding (“DPOs”) increased by 12 days compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. In addition, the increase in DIOs was also due to a change in product mix as a result of the Acquisition. Changes in DPOs are generally related to production volume and the timing of purchases during the period. In the prior-year period, DSOs and DPOs were lower as a result of the acceleration of cash payments from our customers and to our vendors in order to increase liquidity in the supply chain during the Thailand flood recovery period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Cash used in investing activities for the six months ended December 28, 2012 was $670 million as compared to $253 million for the prior-year period. For the six months ended December 28, 2012, cash used in investing activities consisted of $628 million of capital expenditures, $27 million related to acquisitions, net of cash acquired, and $15 million related to the purchase of an investment, compared to $253 million of capital expenditures for the prior-year period. The increase in capital expenditures primarily relates to the inclusion of HGST’s activities and flood-related recovery capital spending.

Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities. We also have $14 million of auction-rate securities, which are classified as available-for-sale securities.

Financing Activities

Net cash used in financing activities for the six months ended December 28, 2012 was $430 million as compared to $43 million in the prior-year period. Net cash used in financing activities for the six months ended December 28, 2012 consisted of $364 million used to repurchase shares of our common stock, $121 million used to pay dividends and $58 million used to repay long-term debt, offset by a net $113 million provided by employee stock plans. Net cash used in financing activities for the six months ended December 30, 2011 consisted of $63 million used to repay long-term debt offset by a net $20 million provided by employee stock plans.

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

Contractual Obligations and Commitments

Long-Term Debt — On March 8, 2012, in connection with the Acquisition, WDI and WDT (collectively, the “Borrowers”) entered into the Credit Facility that provides for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. In addition, the Borrowers may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. As of December 28, 2012, the outstanding balance of the term loan facility was $2.1 billion. We are required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2013 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) due and payable in full in fiscal 2017 on March 8, 2017. As of December 28, 2012, $500 million was available for future borrowings on the revolving credit facility. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for us and our subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, our ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of our assets, enter into certain speculative hedging arrangements and make any material change in the nature of our business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of December 28, 2012, we were in compliance with all covenants under the Credit Facility.

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

We have entered into long-term purchase agreements with various component suppliers, containing minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. We have also entered into long-term purchase agreements with various component suppliers that carry fixed volumes and pricing which obligate us to make certain future purchases, contingent on certain conditions of performance, quality and technology of the vendor’s components.

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

Unrecognized Tax Benefits — As of December 28, 2012, the cash portion of our total recorded liability for unrecognized tax benefits was $276 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program — On May 21, 2012, we announced that our Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, we announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. We repurchased 4.2 million and 9.4 million shares for a total cost of $146 million and $364 million during the three and six months ended December 28, 2012, respectively. The remaining amount available to be purchased under our stock repurchase program as of December 28, 2012 was $2.4 billion. Subsequent to December 28, 2012 through January 31, 2013, we repurchased an additional 3.6 million shares for a total cost of $166 million. We may continue to repurchase our stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Cash Dividend Policy — On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. On December 3, 2012 and September 13, 2012, our Board of Directors declared a cash dividend of $0.25 per share of our common stock, which was paid on December 26, 2012 and October 15, 2012, respectively, to our shareholders of record as of the close of business on December 14, 2012 and September 28, 2012, respectively. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.

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

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For the three months ended December 28, 2012, sales incentive and marketing programs were 9% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.8% of quarterly gross revenue since the first quarter of fiscal 2012. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

As of December 28, 2012, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains
Foreign exchange contracts:
Cash flow hedges:
Malaysian Ringgit	$200	3.14	$2
Singapore Dollar	$15	1.23	—
Thai Baht	$478	31.46	$8
Fair value hedges:
British Pound Sterling	$1	0.62	—
Euro	$7	0.76	—
Japanese Yen	$55	81.03	—
Philippine Peso	$3	40.95	—
Singapore Dollar	$4	1.22	—
Thai Baht	$140	30.91	—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and six months ended December 28, 2012, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.

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

There has been no change in our internal control over financial reporting during the second fiscal quarter ended December 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A. RISK FACTORS

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 29, 2012. Except for the addition of the first two risk factors below, revisions to the third, fourth and fifth risk factors below and the deletion of a risk factor regarding restructuring charges as a result of the HGST acquisition, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year June 29, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended September 28, 2012. For convenience, all of our risk factors are included below.

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

The nature of our industry and its reliance on intellectual property and other proprietary information subjects us and our suppliers and customers to the risk of significant litigation.

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. We strongly believe that the Court’s decision was correct and intend to vigorously oppose Seagate’s efforts to appeal the decision. Nevertheless, we cannot be certain we will be successful in a new arbitration of the trade secret claims or in Seagate’s efforts to appeal the decision. In the event Seagate is successful in its efforts to appeal the Court’s decision, the original arbitration award could be reinstated, and payment of the award, including interest (which would apply at the statutory rate of 10% from the date of the original arbitration award), would adversely affect our financial condition, results of operations and cash flows.

We evaluate notices of alleged patent infringement and notices of patents from patent holders that we receive from time to time. If claims or actions are asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. In addition, we may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would increase our costs and harm our operating results. In addition, our suppliers and customers are subject to similar risks of litigation, and a material, adverse ruling against a supplier or customer could negatively impact our business.

Failure by certain suppliers to effectively and efficiently develop and manufacture components, technology or production equipment for our products may adversely affect our operations.

We rely on suppliers for various component parts that we integrate into our hard drives but do not manufacture ourselves, such as semiconductors, motors, flex circuits and suspensions. Likewise, we rely on suppliers for certain technology and equipment necessary for advanced development technology for future products. Some of these components, and most of this technology and production equipment, must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated with our products, and technology and production equipment that can be used to develop and manufacture our next-generation products efficiently. As consolidation in the hard drive supply chain increases, these suppliers may reevaluate their business models. The failure of these suppliers to effectively and efficiently develop and manufacture components, technology and production equipment for our products, or a decision by these suppliers to exit this industry, may cause us to experience inability or delay in our manufacturing and shipment of hard drive products, our expansion into new technology and markets, or our ability to remain competitive with alternative storage technologies, therefore adversely affecting our business and financial results. In addition, these suppliers may seek to impose volume guarantees on us or to shift the burden of certain fixed costs to us in order to continue developing and manufacturing components, technology or production equipment for our products, each of which may adversely affect our business and financial results.

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

In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by MOFCOM, including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years). We have worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement. Compliance with these measures limits our ability to integrate HGST’s business with our business (and we do not expect to achieve significant operating expense synergies while the conditions remain in place), could cause delays or uncertainties in making decisions about the combined business, could result in significant costs (including additional capital expenditures relative to our competitors as a result of maintaining separate research and development functions) or could require changes in business practices, each of which could negatively impact our business, financial condition and results of operations. In the event we fail to comply with these measures, the time during which we are required to comply with the condition could be extended and we could be subject to other conditions or penalties that could adversely affect the business.

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

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and industry consolidation, which has resulted in less availability of historical market data for certain product segments. In addition, because hard drives are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, which could result in a loss of market share if our competitors are able to meet customer demands.

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

During the quarter ended December 28, 2012, 45% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

Our entry into additional markets increases the complexity of our business, and if we are unable to successfully adapt our business processes and product offerings as required by these new markets, we will be at a competitive disadvantage and our ability to grow will be adversely affected.

As we expand our product line to sell into additional markets, the overall complexity of our business increases at an accelerated rate and we become subject to different market dynamics. The new markets into which we are expanding, or may expand, may have different characteristics from the markets in which we currently exist. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, customer concentrations, warranty and product return policies and performance and compatibility requirements. Our failure to make the necessary adaptations to our business model and product offerings to address these different characteristics, complexities and new market dynamics could adversely affect our operating results.

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

Some of our competitors with diversified business units outside of storage products may over extended periods of time sell storage products at prices that we cannot profitably match.

Some of our competitors earn a significant portion of their revenue from business units outside of storage products. Because they do not depend solely on sales of storage products to achieve profitability, they may sell storage products at lower prices and operate their storage business unit at a loss over an extended period of time while still remaining profitable overall. In addition, if these competitors can increase sales of non-storage products to the same customers, they may benefit from selling their storage products at lower prices. Our operating results may be adversely affected if we cannot successfully compete with the pricing by these companies.

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

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:

•	price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•	inventory adjustments for write-down of inventories to lower of cost or market value (net realizable value);

•	testing of goodwill and other long-lived assets for impairment;

•	reserves for doubtful accounts;

•	accruals for product returns;

•	accruals for warranty costs related to product defects;

•	accruals for litigation and other contingencies;

•	liabilities for unrecognized tax benefits; and

•	expensing of stock-based compensation.

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

We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received Revenue Agent Reports seeking certain adjustments to income as disclosed in Part II, Item 8, Note 9 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. Although we believe our tax positions are properly supported, the final timing and resolution of the notice of proposed adjustment and the audits are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations, net income or cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases by us of shares of our common stock during the quarter ended December 28, 2012:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Sept. 29, 2012—Oct. 26, 2012	1.5	$34.09	1.5	$2,543
Oct. 27, 2012—Nov. 23, 2012	2.4	$34.75	2.4	$2,460
Nov. 24, 2012—Dec. 28, 2012	0.3	$34.45	0.3	$2,448

Total	4.2	$34.49	4.2	$2,448

(1)	On May 21, 2012, the Company announced that the Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.8	Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 2, 2012)

2.9	Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 2, 2012)

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2012)*

10.2	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith.

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

Date: February 1, 2013

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

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.8	Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 2, 2012)

2.9	Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 2, 2012)

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 13, 2012)*

10.2	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Furnished herewith.