Form 10-Q
period 2013-03-29
WESTERN DIGITAL CORP
filed 2013-05-03
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

As of the close of business on April 24, 2013, 236,383,177 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal third quarters ended March 29, 2013 and March 30, 2012 both consisted of 13 weeks. Fiscal year 2012 was comprised of 52 weeks and ended on June 29, 2012. Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par values; unaudited)

	Mar. 29, 2013	Jun. 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,060	$3,208
Accounts receivable, net	1,700	2,364
Inventories	1,197	1,210
Other current assets	383	359

Total current assets	7,340	7,141
Property, plant and equipment, net	3,803	4,067
Goodwill	1,954	1,975
Other intangible assets, net	656	799
Other non-current assets	174	224

Total assets	$13,927	$14,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,037	$2,773
Accrued expenses	837	858
Accrued warranty	122	171
Current portion of long-term debt	230	230

Total current liabilities	3,226	4,032
Long-term debt	1,783	1,955
Other liabilities	495	550

Total liabilities	5,504	6,537
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 238 and 246 shares, respectively	3	3
Additional paid-in capital	2,232	2,223
Accumulated other comprehensive income (loss)	20	(15)
Retained earnings	7,073	6,012
Treasury stock — common shares at cost; 23 shares and 15 shares, respectively	(905)	(554)

Total shareholders’ equity	8,423	7,669

Total liabilities and shareholders’ equity	$13,927	$14,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 29, 2013	Mar. 30, 2012	Mar. 29, 2013	Mar. 30, 2012
Revenue, net	$3,764	$3,035	$11,623	$7,724
Cost of revenue	2,703	2,058	8,310	5,558

Gross margin	1,061	977	3,313	2,166

Operating expenses:
Research and development	396	265	1,170	649
Selling, general and administrative	185	155	526	340
Employee termination benefits and other charges	63	—	130	—
Charges related to flooding, net	—	15	—	214

Total operating expenses	644	435	1,826	1,203

Operating income	417	542	1,487	963

Other income (expense):
Interest income	3	3	8	9
Interest and other expense	(14)	(7)	(43)	(17)

Total other expense, net	(11)	(4)	(35)	(8)

Income before income taxes	406	538	1,452	955
Income tax provision	15	55	207	88

Net income	$391	$483	$1,245	$867

Income per common share:
Basic	$1.64	$2.00	$5.14	$3.67

Diluted	$1.60	$1.96	$5.02	$3.61

Weighted average shares outstanding:
Basic	239	241	242	236

Diluted	245	246	248	240

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 29, 2013	Mar. 30, 2012	Mar. 29, 2013	Mar. 30, 2012
Net income	$391	$483	$1,245	$867
Other comprehensive income (loss), net of tax:
Net unrealized gains on cash flow hedges	5	16	32	7
Change in net actuarial gains	6	—	7	—
Translation losses	—	(6)	(4)	(6)

Other comprehensive income	11	10	35	1

Total comprehensive income	$402	$493	$1,280	$868

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended
	Mar. 29, 2013	Mar. 30, 2012
Cash flows from operating activities
Net income	$1,245	$867
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	931	486
Stock-based compensation	107	61
Deferred income taxes	59	42
Non-cash portion of employee termination benefits and other charges	16	—
Non-cash portion of charges related to flooding	—	119
Changes in:
Accounts receivable, net	665	122
Inventories	13	17
Accounts payable	(434)	227
Accrued expenses	(117)	(27)
Other assets and liabilities	(50)	24

Net cash provided by operating activities	2,435	1,938

Cash flows from investing activities
Purchases of property, plant and equipment	(816)	(393)
Acquisitions, net	(1)	(3,541)
Purchase of investments	(17)	—

Net cash used in investing activities	(834)	(3,934)

Cash flows from financing activities
Issuance of stock under employee stock plans	123	41
Taxes paid on vested stock awards under employee stock plans	(10)	(14)
Excess tax benefits from employee stock plans	39	22
Repurchases of common stock	(607)	—
Dividends to shareholders	(121)	—
Proceeds from debt, net of issuance costs	—	2,775
Repayment of assumed debt	—	(585)
Repayment of debt	(173)	(350)

Net cash provided by (used in) financing activities	(749)	1,889

Effect of exchange rate changes on cash	—	(6)

Net increase (decrease) in cash and cash equivalents	852	(113)

Cash and cash equivalents, beginning of period	3,208	3,490

Cash and cash equivalents, end of period	$4,060	$3,377

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$122	$10
Cash paid for interest	$16	$7
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with acquisition	$—	$877
Accrual of cash dividend declared	$60	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2012. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2012. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. During the three months ended March 29, 2013, the Company changed the date of its annual goodwill impairment test from the last day of May to the first day of the Company’s fiscal fourth quarter. The Company believes changing the test date to the first day of its fiscal fourth quarter is preferable as it should allow the Company additional time to complete the impairment test. The Company did not record any impairment of goodwill during 2013 or 2012.

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.

2. Supplemental Financial Statement Data

Inventories; Property, Plant and Equipment; and Other Intangible Assets

	Mar. 29, 2013	Jun. 29, 2012
	(in millions)
Inventories:
Raw materials and component parts	$191	$245
Work-in-process	583	552
Finished goods	423	413

Total inventories	$1,197	$1,210

Property, plant and equipment:
Property, plant and equipment	$7,561	$7,173
Accumulated depreciation	(3,758)	(3,106)

Property, plant and equipment, net	$3,803	$4,067

Other intangible assets:
Other intangible assets	$948	$933
Accumulated amortization	(292)	(134)

Other intangible assets, net	$656	$799

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

	Three Months Ended		Nine Months Ended
	Mar. 29, 2013	Mar. 30, 2012	Mar. 29, 2013	Mar. 30, 2012
Warranty accrual, beginning of period	$211	$156	$260	$170
Warranty liabilities assumed as a result of the Acquisition (see Note 11)	—	139	—	139
Charges to operations	44	34	134	104
Utilization	(56)	(51)	(167)	(135)
Changes in estimate related to pre-existing warranties	(7)	—	(35)	—

Warranty accrual, end of period	$192	$278	$192	$278

The long-term portion of the warranty accrual classified in other liabilities was $70 million at March 29, 2013 and $89 million at June 29, 2012.

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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	Mar. 29, 2013	Mar. 30, 2012	Mar. 29, 2013	Mar. 30, 2012
Net income	$391	$483	$1,245	$867

Weighted average shares outstanding:
Basic	239	241	242	236
Employee stock options and other	6	5	6	4

Diluted	245	246	248	240

Income per common share:
Basic	$1.64	$2.00	$5.14	$3.67

Diluted	$1.60	$1.96	$5.02	$3.61

Anti-dilutive potential common shares excluded*	4	3	3	5

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

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

The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of March 29, 2013, the term loan facility had a variable interest rate of 2.20% and a remaining outstanding balance of $2.0 billion. The Company is required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2013 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) due and payable in full in fiscal 2017 on March 8, 2017. As of March 29, 2013, $500 million was available for future borrowings on the revolving credit facility.

The Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of its assets, and enter into certain speculative hedging arrangements and make any material change in the nature of its business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the Lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of March 29, 2013, the Company was in compliance with all covenants.

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

Solely for purposes of this footnote, “WD” refers to Western Digital Corporation or one or more of its subsidiaries prior to the acquisition of Viviti Technologies Ltd., known until shortly before the acquisition as Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”), “HGST” refers to HGST or one or more of its subsidiaries as of the Closing Date, and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST.

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

On December 7, 2009, plaintiff Nazomi Communications (“Nazomi”) filed a complaint in the Eastern District of Texas against WD and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Nazomi dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. In August 2012, the Court dismissed WD on summary judgment for non-infringement. Nazomi filed a notice of appeal on January 16, 2013. WD intends to continue to defend itself vigorously in this matter.

On January 5, 2010, plaintiff Enova Technology Corporation (“Enova”) filed a complaint in the District of Delaware against WD and Initio Corporation alleging infringement of U.S. Patent Nos. 7,136,995 and 7,386,734. Enova subsequently amended its complaint to include an additional party and additionally allege infringement of U.S. Patent No. 7,900,057. The amended complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to real time full disk encryption application specific integrated circuits, or ASICs. On February 20, 2013, WD and Enova reached a settlement in this matter for an amount that was not material to the Company’s financial position, results of operations or cash flows.

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

On December 1, 2010, Rambus, Inc. (“Rambus”) filed a complaint with the U.S. International Trade Commission pursuant to 19 U.S.C. Section 1337 alleging that six “Primary Respondent” semiconductor chip companies and twenty-seven “Customer Respondents,” including HGST, infringe various U.S. patents. On December 29, 2010, the U.S. International Trade Commission (“ITC”) initiated an investigation into Rambus’s allegations in response to the complaint. HGST is accused of infringing U.S. Patent Nos. 6,591,353; 7,287,109; 7,602,857; 7,602,858; and 7,715,494. The complaint alleges that certain of HGST’s hard drives that contain Double data rate-type memory controllers, Serial Advanced Technology Attachment interfaces, Peripheral Component Interconnect Express interfaces, DisplayPort interfaces, or Serial Attached SCSI interfaces infringe the patents. The complaint seeks to enjoin the importation into the U.S. of the allegedly infringing semiconductor chips and products. It also requests a cease-and-desist order preventing the parties from exhausting allegedly infringing inventory in the U.S. The ITC found in favor of the respondents in all matters and Rambus appealed to the Federal Circuit. On February 25, 2013, Rambus dismissed its claim against HGST based upon its recognition that HGST’s use was licensed through patent exhaustion.

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

On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. Oral arguments in the appeal were held on April 24, 2013, and a decision is expected within 90 days thereafter. The Company strongly believes that the Court’s decision was correct and vigorously opposes Seagate’s efforts to appeal the decision. Nevertheless, the Company cannot be certain it will be successful in a new arbitration of the three trade secret claims or in Seagate’s efforts to appeal the decision. In the event Seagate is successful in its efforts to appeal the Court’s decision, the original arbitration award could be reinstated. The statutory interest rate of 10% would apply from the date of the original arbitration award if the award should be reinstated.

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

6. Income Taxes

The Company’s income tax provision for the three months ended March 29, 2013 was $15 million as compared to $55 million in the prior-year period. The Company’s income tax provision for the nine months ended March 29, 2013 was $207 million as compared to $88 million in the prior-year period. The Company’s income tax provision for both the three and nine months ended March 29, 2013 reflects a tax benefit of $34 million as a result of the retroactive extension of the U.S. Federal research and experimentation tax credit (“R&D credit”) that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025, the current year generation of income tax credits and the effect of California Proposition 39 which was passed in November 2012.

On November 6, 2012, California voters approved California Proposition 39, which affects California state income tax apportionment for most multi-state taxpayers for tax years beginning on or after January 1, 2013. This proposition reduces the Company’s future income apportioned to California, making it less likely for the Company to realize certain California deferred tax assets. As a result, the Company recorded an $88 million charge in the nine months ended March 29, 2013 to reduce its previously recognized California deferred tax assets as of December 28, 2012.

In the three months ended March 29, 2013, the Company recorded a net increase of $6 million in its liability for unrecognized tax benefits. In the nine months ended March 29, 2013, the Company recorded a net increase of $2 million in its liability for unrecognized tax benefits. As of March 29, 2013, the Company had a recorded liability for unrecognized tax benefits of approximately $282 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and nine months ended March 29, 2013.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for the Company. The Company has received Revenue Agent Reports (“RARs”) from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. The Company disagrees with the proposed adjustments. In May 2011, the Company filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of the Company’s fiscal years 2008 and 2009 and of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007. In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012.

The Company believes that adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 29, 2013, the Company believes that it is reasonably possible the liability for unrecognized tax benefits will decrease by $54 million within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 29, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,113	$—	$—	$1,113
U.S. Treasury securities	—	25	—	25

Total cash equivalents	1,113	25	—	1,138

Foreign exchange contracts	—	24	—	24
Auction-rate securities	—	—	14	14

Total assets at fair value	$1,113	$49	$14	$1,176

Liabilities:
Foreign exchange contracts	—	1	—	1

Total liabilities at fair value	$—	$1	$—	$1

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

Money Market Funds. The Company’s money market funds are funds that invest in U.S. Treasury and U.S. Government Agency securities and are recorded within cash and cash equivalents in the condensed consolidated balance sheets. Money market funds are valued based on quoted market prices.

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

In the nine months ended March 29, 2013, there were no changes in Level 3 financial assets measured on a recurring basis.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of March 29, 2013, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, all of which were designated as either cash flow or fair value hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and nine months ended March 29, 2013 and March 30, 2012.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were not material to the condensed consolidated financial statements during the three and nine months ended March 29, 2013 and March 30, 2012.

As of March 29, 2013, the net amount of unrealized gains with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $16 million. In addition, as of March 29, 2013, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. In the three and nine months ended March 29, 2013, the Company opened $2.5 billion and $3.9 billion in foreign exchange contracts, respectively, as compared to $680 million and $2.1 billion in the respective prior-year periods. In the three and nine months ended March 29, 2013, the Company closed $1.4 billion and $3.3 billion in foreign exchange contracts, respectively, as compared to $598 million and $2.2 billion in the respective prior-year periods. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	Mar. 29, 2013		Jun. 29, 2012		Mar. 29, 2013		Jun. 29, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$24	Other current assets	$1	Accrued expenses	$1	Accrued expenses	$22

The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	Mar. 29, 2013		Mar. 30, 2012			Mar. 29, 2013		Mar. 30, 2012
Foreign exchange contracts	$18	$64	$15	$9	Cost of revenue	$13	$32	$(1)	$2

The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and nine months ended March 29, 2013 and March 30, 2012.

9. Stock-Based Compensation

Stock-based Compensation Expense

During the three months ended March 29, 2013, the Company recognized in expense $21 million for stock-based compensation related to the vesting of options issued under the Company’s stock option plans and the ESPP, as compared to $11 million in the prior-year period. During the nine months ended March 29, 2013, the Company recognized in expense $70 million for stock-based compensation related to the vesting of options issued under the Company’s stock option plans and the ESPP, as compared to $35 million in the prior-year period. As of March 29, 2013, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $122 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.4 years.

For purposes of this footnote, references to RSUs include performance stock unit awards (“PSUs”). During the three months ended March 29, 2013, the Company recognized in expense $15 million related to the vesting of awards of RSUs, as compared to $9 million in the prior-year period. During the nine months ended March 29, 2013, the Company recognized in expense $40 million, related to the vesting of awards of RSUs, as compared to $25 million in the prior-year period. As of March 29, 2013, the aggregate unamortized fair value of all unvested RSUs was $80 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.4 years. In the three and nine months ended March 29, 2013, stock-based compensation expense and expense related to RSUs included $1 million and $3 million, respectively, of accelerated expense associated with the employee termination benefits and other charges disclosed in Note 12.

During the three months ended March 29, 2013, the Company recognized in expense $12 million related to adjustments to market value as well as the vesting of cash-settled stock appreciation rights (“SARs”), as compared to $1 million in the prior-year period. During the nine months ended March 29, 2013, the Company recognized in expense $28 million related to adjustments to market value as well as the vesting of cash-settled SARs, as compared to $1 million in the prior-year period. As of March 29, 2013, the Company had a total liability of $42 million related to SARs included in accrued liabilities in the condensed consolidated balance sheet. As of March 29, 2013, total compensation cost related to unvested SARs issued to employees but not yet recognized was $14 million and will be accrued on a straight-line basis over a weighted average service period of approximately 1.1 years.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 29, 2012	15.8	$21.89
Granted	3.0	43.10
Exercised	(2.2)	16.18
Canceled or expired	(0.1)	23.00

Options outstanding at September 28, 2012	16.5	26.52
Granted	0.1	37.04
Exercised	(1.2)	18.56
Canceled or expired	(0.1)	33.88

Options outstanding at December 28, 2012	15.3	27.14
Granted	0.2	48.51
Exercised	(1.6)	22.22
Canceled or expired	(0.2)	35.69

Options outstanding at March 29, 2013	13.7	$27.95	4.5	$306

Exercisable at March 29, 2013	6.1	$21.63	3.2	$175

Vested and expected to vest after March 29, 2013	13.5	$27.76	4.5	$303

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of March 29, 2013, the Company had options outstanding to purchase an aggregate of 13.7 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $306 million at that date. During the three months ended March 29, 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $41 million, determined as of the date of exercise, as compared to $15 million in the prior-year period. During the nine months ended March 29, 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $120 million, determined as of the date of exercise, as compared to $23 million in the prior-year period.

RSU Activity

The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at June 29, 2012	3.7	$33.19
Granted	1.5	43.06
Vested	(0.5)	35.32

RSUs outstanding at September 28, 2012	4.7	36.12
Granted	0.1	35.56
Vested	(0.1)	30.18

RSUs outstanding at December 28, 2012	4.7	35.24
Granted	0.1	48.56
Vested	(0.2)	38.53
Forfeited	(0.2)	35.73

RSUs outstanding at March 29, 2013	4.4	$36.34

Expected to vest after March 29, 2013	4.2	$36.26

The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $5 million and $73 million for the three and nine months ended March 29, 2013, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 3.4%, based on a historical analysis indicating forfeitures for these types of awards. The effect of the PSU activity was immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended March 29, 2013.

SARs Activity

The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of March 29, 2013, 1.2 million SARs were outstanding with a weighted average exercise price of $7.83. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 29, 2013.

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

	Three Months Ended		Nine Months Ended
	Mar. 29, 2013	Mar. 30, 2012	Mar. 29, 2013	Mar. 30, 2012
Suboptimal exercise factor	1.99	1.80	1.90	1.81
Range of risk-free interest rates	0.14% to 1.24%	0.19% to 1.61%	0.14% to 1.24%	0.12% to 1.61%
Range of expected stock price volatility	0.41 to 0.51	0.43 to 0.53	0.41 to 0.53	0.41 to 0.55
Weighted average expected volatility	0.46	0.48	0.49	0.48
Post-vesting termination rate	2.92%	2.51%	2.14%	2.62%
Dividend yield	1.99%	—	2.41%	—
Fair value	$17.31	$15.46	$15.67	$12.09

The weighted average expected term of the Company’s stock options granted during the three months ended March 29, 2013 was 4.5 years, compared to 5.0 years in the comparative prior-year period. The weighted average expected term of the Company’s stock options granted during the nine months ended March 29, 2013 was 4.0 years, compared to 4.9 years in the comparative prior-year period.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP provisions are granted on either June 1st or December 1st. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 29, 2013 and March 30, 2012.

Dividends

On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock will receive dividends when and as declared by the Company’s Board of Directors. In the three months ended March 29, 2013, the Company declared a cash dividend of $0.25 per share of the Company’s common stock to shareholders of record as of March 29, 2013, totaling $60 million, which was paid on April 15, 2013. In the nine months ended March 29, 2013, the Company declared overall cash dividends of $0.75 per share of the Company’s common stock, totaling $181 million, of which $121 million was paid during the nine months ended March 29, 2013. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

10. Pensions and Other Post-retirement Benefit Plans

The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements. The expected long-term rate of return on the Japanese plan assets is 3.5%.

The following table presents the unfunded status of the benefit obligations and Japanese plan assets as of March 29, 2013 and June 29, 2012 (in millions):

	Mar. 29, 2013	Jun. 29, 2012
Benefit obligation	$253	$286
Fair value of plan assets	(160)	(167)

Unfunded status	$93	$119

The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets as of March 29, 2013 and June 29, 2012 (in millions):

	Mar. 29, 2013	Jun. 29, 2012
Current liabilities	$1	$3
Non-current liabilities	92	116

Net amount recognized	$93	$119

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three and nine months ended March 29, 2013. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $12 million in fiscal 2013.

11. HGST Acquisition

On the Closing Date, the Company completed its acquisition (“the Acquisition”) of all the issued and outstanding paid-up share capital of HGST from Hitachi Ltd. (“Hitachi”). HGST is a developer and manufacturer of storage devices. As a result of the Acquisition, HGST became an indirect wholly owned subsidiary of the Company. The aggregate purchase price of the Acquisition was approximately $4.7 billion and was funded with $3.7 billion of existing cash and cash from new debt, as well as 25 million newly issued shares of the Company’s common stock with a fair value of $877 million. The fair value of the newly issued shares of the Company’s common stock was determined based on the closing market price of the Company’s shares of common stock on the date of the Acquisition, less a 10% discount for lack of marketability as the shares issued were subject to a restriction that limited their trade or transfer for one year from the Closing Date. The purchase price consideration originally included preliminary estimates of the working capital assets acquired and liabilities assumed. Based on a final post-closing adjustment, the cash portion of the purchase price decreased by a net $27 million as a result of $37 million received by the Company during the nine months ended March 29, 2013 for a post-closing adjustment related to changes in the working capital of HGST, partially offset by $10 million paid by the Company during the nine months ended March 29, 2013 for a post-closing assumed pension adjustment. The aggregate purchase price for HGST was comprised of (in millions):

Mar. 8, 2012
Acquisition of all issued and outstanding paid-up share capital of HGST	$4,585
Fair value of stock options, restricted stock-based awards and SARs assumed	102

Total	$4,687

The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the Closing Date, and allocated the remaining value of approximately $1.8 billion to goodwill. The values assigned to the acquired assets and liabilities were finalized prior to March 8, 2013, which was the final date of the 12 month measurement period following the date of the Acquisition. The final purchase price allocation was as follows (in millions):

Mar. 8, 2012
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$194
Accounts receivable	1,290
Inventories	721
Other current assets	219
Property, plant and equipment	1,813
Other non-current assets	66
Accounts payable	(841)
Accrued liabilities	(594)
Debt assumed	(585)
Pension and other post-retirement benefit liabilities	(130)
Other liabilities	(102)
Intangible assets	833
Goodwill	1,803

Total	$4,687

During the nine months ended March 29, 2013, the Company recorded a net $21 million decrease in goodwill as a result of a $37 million decrease in goodwill related to the completion of the post-closing adjustment for changes in working capital, partially offset by increases to goodwill of $10 million for the post-closing assumed pension adjustment, $5 million in deferred income taxes and $1 million in intangible assets.

Toshiba Transactions

In connection with the regulatory approval process, the Company announced on May 15, 2012 that it had closed a transaction with Toshiba to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited, a wholly owned subsidiary of Toshiba which manufactured hard drives prior to the Thailand flooding. The net impact of these two transactions was immaterial to the Company’s condensed consolidated financial statements.

Maintenance of Competitive Requirement

In connection with the regulatory approval process of the Acquisition, the Company agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years from the Closing Date). The Company worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement.

12. Employee Termination Benefits and Other Charges

During the three and nine months ended March 29, 2013, the Company incurred charges of $63 million and $130 million, respectively, to realign its operations with anticipated market demand. These charges were classified as operating expenses and included within employee termination benefits and other charges in the condensed consolidated statements of income. The following table summarizes the charges (in millions):

	Employee Termination Benefits	Impairment of Assets	Contract and Other Termination Costs	Total
Accrual at June 29, 2012	$—	$—	$16	$16
Charges	25	—	1	26
Cash payments	(22)	—	(1)	(23)

Accrual at September 28, 2012	$3	$—	$16	$19

Charges	26	12	3	41
Cash payments	(13)	—	(11)	(24)
Non-cash charges	(3)	(12)	—	(15)

Accrual at December 28, 2012	$13	$—	$8	$21

Charges	54	—	9	63
Cash payments	(7)	—	(2)	(9)
Non-cash charges	(1)	—	—	(1)

Accrual at March 29, 2013	$59	$—	$15	$74

The employee termination benefits relate to headcount reductions at various worldwide locations, including the Company’s voluntary separation program (the “Program”) for the U.S.-based employees of its WD subsidiary, which was announced on January 23, 2013. The remaining liabilities are expected to be primarily relieved and the Program is expected to be substantially completed by the first quarter of fiscal 2014.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component for those items reclassified to net income in their entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new standard is effective for fiscal years beginning after December 15, 2012, which for the Company is the first quarter of fiscal 2014. Since ASU 2013-02 relates only to the presentation and disclosure of information, it is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and pricing in the June quarter and the ability of the industry to support this demand;

•	expectations concerning the anticipated benefits of our acquisition of Viviti Technologies Ltd., known until shortly before the Acquisition as Hitachi Global Storage Technologies Holdings Pte. Ltd.;

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	contributions to our pension plans in fiscal 2013; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.

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

Our principal products today are hard drives, which use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are today’s primary storage medium for digital content. Our hard drives are used in desktop and notebook computers, multiple types of data centers including private and public cloud data centers, home entertainment equipment and stand-alone consumer storage devices. Our other products include solid-state drives, home entertainment and networking products and applications for network backup, smart phones and tablets.

Acquisition

Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”) Acquisition

On March 8, 2012 (the “Closing Date”), we, through Western Digital Ireland (“WDI”), our indirect wholly owned subsidiary, completed the acquisition (the “Acquisition”) of all the issued and outstanding paid-up share capital of Viviti Technologies Ltd., known until shortly before the Acquisition as HGST, from Hitachi, Ltd. (“Hitachi”), pursuant to a Stock Purchase Agreement, dated March 7, 2011, among us, WDI, Hitachi and HGST. The Acquisition is intended over time, and subject to compliance with applicable regulatory conditions imposed on the Acquisition, to result in a more efficient and innovative customer-focused storage company. We do not expect to achieve significant operating expense synergies while the regulatory conditions are in effect.

The aggregate purchase price of the Acquisition amounted to approximately $4.7 billion. The purchase price consideration originally included preliminary estimates of the working capital assets acquired and liabilities assumed. Based on a final post-closing adjustment, the cash portion of the purchase price decreased by a net $27 million as a result of $37 million we received during the nine months ended March 29, 2013 for a post-closing adjustment related to changes in the working capital of HGST, partially offset by $10 million we paid during the nine months ended March 29, 2013 for a post-closing assumed pension adjustment. The purchase price was finalized prior to March 8, 2013, which was the final date of the 12 month measurement period following the date of the Acquisition.

Toshiba Transactions

In connection with the regulatory approval process of the Acquisition, we announced on May 15, 2012 that we had closed a transaction with Toshiba Corporation (“Toshiba”) to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited, a wholly owned subsidiary of Toshiba that manufactured hard drives prior to the Thailand flooding. The net impact of these two transactions was immaterial to our condensed consolidated financial statements.

Maintenance of Competitive Requirement

In connection with the regulatory approval process of the Acquisition, we agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years from the Closing Date). We worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement.

Third Quarter Overview

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), operating results for HGST prior to the date of the Acquisition are not included in our operating results, affecting our discussion of changes in our revenues and expenses for the periods prior to the Acquisition as compared to the periods after the Acquisition.

For the quarter ended March 29, 2013, we believe that overall hard drive industry shipments totaled approximately 135 million units, down 8% from the prior-year period and relatively flat sequentially from the December quarter.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Mar. 29, 2013		Mar. 30, 2012		Mar. 29, 2013		Mar. 30, 2012
Net revenue	$3,764	100.0%	$3,035	100.0%	$11,623	100.0%	$7,724	100.0%
Gross margin	1,061	28.2	977	32.2	3,313	28.5	2,166	28.0
Total operating expenses	644	17.1	435	14.3	1,826	15.7	1,203	15.6
Operating income	417	11.1	542	17.9	1,487	12.8	963	12.5
Net income	391	10.4	483	15.9	1,245	10.7	867	11.2

The following is a summary of our financial performance for the third quarter of 2013:

•	Consolidated net revenue totaled $3.8 billion.

•

51% of our net revenue was derived from non-compute and enterprise markets, which include CE products, enterprise applications, solid-state drives and branded products, as compared to 31% in the prior-year period.

•	Hard drive unit shipments increased by 36% from the prior-year period to 60.2 million units.

•	Gross margin decreased to 28.2%, compared to 32.2% for the prior-year period.

•	Operating income, including $63 million of employee termination benefits and other charges, was $417 million, a decrease of $125 million from the prior-year period.

•	We generated $727 million in cash flow from operations in the third quarter of fiscal 2013, and we ended the quarter with $4.1 billion in cash and cash equivalents.

For the quarter ending June 28, 2013, we expect overall hard drive industry shipments to remain flat to slightly down when compared with the March quarter. In addition, we expect our revenue in the June quarter to decrease slightly from the March quarter reflecting the current demand and pricing environment and a seasonal change in business mix.

Results of Operations

Net Revenue

	Three Months Ended			Nine Months Ended
(in millions, except percentages and average selling price)	Mar. 29, 2013	Mar. 30, 2012	Percentage Change	Mar. 29, 2013	Mar. 30, 2012	Percentage Change
Net revenue	$3,764	$3,035	24%	$11,623	$7,724	50%
Average selling price (per unit)*	$61	$68	(10)%	$62	$59	5%
Revenues by Geography (%)
Americas	27%	21%		26%	21%
Europe, Middle East and Africa	22	18		21	20
Asia	51	61		53	59
Revenues by Channel (%)
OEM	60%	64%		62%	59%
Distributors	26	28		24	27
Retailers	14	8		14	14
Unit Shipments*
Compute	39.9	34.0		121.7	96.5
Non-compute	13.1	6.6		40.4	26.3
Enterprise	7.2	3.6		19.8	7.7

Total units shipped	60.2	44.2	36%	181.9	130.5	39%

*	Based on sales of hard drive units only.

For the quarter ended March 29, 2013, net revenue was $3.8 billion, an increase of 24% from the prior-year period. Total hard drive shipments increased to 60.2 million units for the quarter ended March 29, 2013 as compared to 44.2 million units in the prior-year period. These increases resulted primarily from the contribution of a full quarter of HGST operations, partially offset by a lower average selling price (“ASP”). For the quarter ended March 29, 2013, ASP decreased by $7 from the prior-year period, from $68 to $61. This decrease in ASP was a result of a higher ASP in the prior-year period due to the supply constraints across the hard drive industry brought about by the Thailand floods. For the nine months ended March 29, 2013, net revenue was $11.6 billion, an increase of 50% from the prior-year period. Total hard drive shipments increased to 181.9 million units for the nine months ended March 29, 2013, as compared to 130.5 million units for the prior-year period. These increases resulted primarily from the contribution of three full quarters of HGST operations. For the nine months ended March 29, 2013, ASP increased by $3 from the prior-year period, from $59 to $62. This increase in ASP reflects a change in product mix as well as a lower ASP in the prior-year period preceding the supply constraints across the hard drive industry brought about by the Thailand floods which subsequently increased ASP.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. In addition, for both the three and nine months ended March 29, 2013, no customer accounted for 10% or more of our net revenue.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For both the three and nine months ended March 29, 2013, these programs represented 8% of gross revenues, compared to 5% in both of the comparative prior-year periods. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. However, in the respective prior-year periods, sales incentive and marketing programs were reduced due to the supply constraints across the hard drive industry brought about by the Thailand flooding.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	Mar. 29, 2013	Mar. 30, 2012	Percentage Change	Mar. 29, 2013	Mar. 30, 2012	Percentage Change
Net revenue	$3,764	$3,035	24%	$11,623	$7,724	50%
Gross margin	1,061	977	9%	3,313	2,166	53%
Gross margin %	28.2%	32.2%		28.5%	28.0%

For the three months ended March 29, 2013, gross margin as a percentage of revenue decreased to 28.2% as compared to 32.2% for the prior-year period. This decrease was a result of a higher gross margin in the prior-year period as a result of increased ASPs due to the supply constraints across the hard drive industry brought about by the Thailand floods. For the nine months ended March 29, 2013, gross margin as a percentage of revenue increased to 28.5% as compared to 28.0% for the prior-year period. This increase was primarily a result of product mix and lower ASPs in the prior-year period preceding the supply constraints across the hard drive industry brought about by the Thailand floods, offset by the inclusion of amortization of intangibles as a result of the Acquisition.

Operating Expenses

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	Mar. 29, 2013	Mar. 30, 2012	Percentage Change	Mar. 29, 2013	Mar. 30, 2012	Percentage Change
R&D expense	$396	$265	49%	$1,170	$649	80%
SG&A expense	185	155	19%	526	340	55%
Employee termination benefits and other charges	63	—		130	—
Charges related to flooding, net	—	15		—	214

Total operating expenses	$644	$435		$1,826	$1,203

Research and development (“R&D”) expense was $396 million for the three months ended March 29, 2013, an increase of $131 million from the prior-year period. For the nine months ended March 29, 2013, R&D expense was $1.2 billion, an increase of $521 million from the prior-year period. These increases were primarily due to the inclusion of HGST’s R&D expense as result of the Acquisition as well as a continued investment in product development to support new programs. As a percentage of net revenue, R&D expense increased to 10.5% and 10.1% in the three and nine months ended March 29, 2013, respectively, compared to 8.7% and 8.4% in the respective prior-year periods.

Selling, general and administrative (“SG&A”) expense was $185 million for the three months ended March 29, 2013, an increase of $30 million over the prior-year period. For the nine months ended March 29, 2013, SG&A expense was $526 million, an increase of $186 million over the prior-year period. These increases were primarily due to the inclusion of HGST’s SG&A expense and amortization of intangibles as a result of the Acquisition, partially offset by the inclusion of acquisition-related expenses in the prior-year period. SG&A expense as a percentage of net revenue decreased to 4.9% and increased to 4.5% in the three and nine months ended March 29, 2013, respectively, compared to 5.1% and 4.4% in the respective prior-year periods.

During the three months ended March 29, 2013, we recorded charges of $63 million consisting of $54 million of employee termination benefits and $9 million of contract and other termination costs in order to realign our operations with anticipated market demand. During the nine months ended March 29, 2013, we recorded charges of $130 million consisting of $105 million of employee termination benefits, $12 million of asset impairments and $13 million of contract and other termination costs in order to realign our operations with anticipated market demand.

During the three months ended March 30, 2012, we recorded $15 million of charges related to the Thailand flooding, including $10 million of fixed asset impairments, $22 million of recovery charges and $4 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements. During the nine months ended March 30, 2012, we recorded $214 million of charges related to the Thailand flooding, including $119 million of fixed asset impairments, $61 million of recovery charges, $28 million of write-downs of damaged inventory and $27 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements.

Other Income (Expense)

Interest income for the three and nine months ended March 29, 2013 remained flat and decreased $1 million, respectively, as compared to the prior year periods. Interest and other expense for the three and nine months ended March 29, 2013 increased $7 million and $26 million, respectively, as compared to the prior-year periods primarily due to interest on an increased debt balance.

Income Tax Provision

Our income tax provision for the three months ended March 29, 2013 was $15 million as compared to $55 million in the prior-year period. Our income tax provision for the nine months ended March 29, 2013 was $207 million as compared to $88 million in the prior-year period. Our tax provision for both the three and nine months ended March 29, 2013 reflects a tax benefit of $34 million as a result of the retroactive extension of the U.S. Federal research and experimentation tax credit (“R&D credit”) that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025, the current year generation of income tax credits and the effect of California Proposition 39 which was passed in November 2012.

On November 6, 2012, California voters approved California Proposition 39, which affects California state income tax apportionment for most multi-state taxpayers for tax years beginning on or after January 1, 2013. This proposition reduces our future income apportioned to California, making it less likely for us to realize certain California deferred tax assets. As a result, we recorded an $88 million charge in the nine months ended March 29, 2013 to reduce our previously recognized California deferred tax assets as of December 28, 2012.

In the three months ended March 29, 2013, we recorded a net increase of $6 million in our liability for unrecognized tax benefits. In the nine months ended March 29, 2013, we recorded a net increase of $2 million in our liability for unrecognized tax benefits. As of March 29, 2013, we had a recorded liability for unrecognized tax benefits of approximately $282 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and nine months ended March 29, 2013.

The Internal Revenue Service (“IRS”) has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for us. We have also received Revenue Agent Reports (“RARs”) from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and certain other intercompany transactions. We disagree with the proposed adjustments. In May 2011, we filed a protest with the IRS Appeals Office regarding the proposed adjustments. Meetings with the Appeals Office began in February 2012. In January 2012, the IRS commenced an examination of our fiscal years 2008 and 2009 and of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated (“Komag”), which we acquired on September 5, 2007. In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which we acquired on March 8, 2012.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of March 29, 2013, we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by $54 million within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our uncertain tax positions.

Arbitration Award

As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC (“Seagate”) against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition to vacate was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. Oral arguments in the appeal were held on April 24, 2013, and a decision is expected within 90 days thereafter. We strongly believe that the Court’s decision was correct and vigorously oppose Seagate’s efforts to appeal the decision. Nevertheless, we cannot be certain we will be successful in a new arbitration of the trade secret claims or in Seagate’s efforts to appeal the decision. In the event Seagate is successful in its efforts to appeal the Court’s decision, the original arbitration award could be reinstated, and payment of the award, including interest (which would apply at the statutory rate of 10% from the date of the original arbitration award), would adversely affect our financial condition, results of operations and cash flows.

Liquidity and Capital Resources

We ended the third quarter of fiscal 2013 with total cash and cash equivalents of $4.1 billion. The following table summarizes our statements of cash flows (in millions):

	Nine Months Ended
	Mar. 29, 2013	Mar. 30, 2012
Net cash flow provided by (used in):
Operating activities	$2,435	$1,938
Investing activities	(834)	(3,934)
Financing activities	(749)	1,889
Effect of exchange rate changes on cash	—	(6)

Net increase (decrease) in cash and cash equivalents	$852	$(113)

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

A total of $2.6 billion and $1.7 billion of our cash and cash equivalents was held outside of the United States at March 29, 2013 and June 29, 2012, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan for at least the next twelve months. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities

Net cash provided by operating activities was $2.4 billion during the nine months ended March 29, 2013. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $77 million for the nine months ended March 29, 2013 as compared to $363 million in the prior-year period.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	Mar. 29, 2013	Mar. 30, 2012
Days sales outstanding	41	71
Days in inventory	40	57
Days payables outstanding	(69)	(123)

Cash conversion cycle	12	5

For the three months ended March 29, 2013, our average days sales outstanding (“DSOs”) decreased by 30 days, days in inventory (“DIOs”) decreased by 17 days, and days payable outstanding (“DPOs”) decreased by 54 days compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. In the prior-year period, the higher DSOs, DIOs and DPOs were primarily due to the impact of including HGST’s accounts receivable, inventory and accounts payable balances as of March 30, 2012, but only including HGST’s revenue and cost of sales from the date of Acquisition. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Cash used in investing activities for the nine months ended March 29, 2013 was $834 million as compared to $3.9 billion for the prior-year period and consisted primarily of $816 million of capital expenditures and $17 million related to the purchase of investments. Cash used in investing activities for the nine months ended March 30, 2012 consisted of $3.5 billion, net of cash acquired, used for the Acquisition and capital expenditures of $393 million.

Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have $14 million of auction-rate securities, which are classified as available-for-sale securities in our condensed consolidated balance sheets.

Financing Activities

Net cash used in financing activities for the nine months ended March 29, 2013 was $749 million as compared to $1.9 billion provided by financing activities in the prior-year period. Net cash used in financing activities for the nine months ended March 29, 2013 consisted of $607 million used to repurchase shares of our common stock, $121 million used to pay dividends on our common stock and $173 million used to repay long-term debt, offset by a net $152 million provided by employee stock plans. Net cash provided by financing activities for the nine months ended March 30, 2012 consisted of the $2.8 billion of proceeds borrowed under the Credit Facility in connection with the Acquisition, net of issuance costs, and a net $49 million provided by employee stock plans, offset by $935 million used to repay outstanding debt of the Company and debt assumed in the Acquisition.

Off-Balance Sheet Arrangements

Other than facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Contractual Obligations and Commitments” below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our condensed consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.

Contractual Obligations and Commitments

Long-Term Debt — On March 8, 2012, in connection with the Acquisition, WDI and WDT (collectively, the “Borrowers”) entered into the Credit Facility that provides for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. In addition, the Borrowers may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. As of March 29, 2013, the outstanding balance of the term loan facility was $2.0 billion. We are required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2013 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) due and payable in full in fiscal 2017 on March 8, 2017. As of March 29, 2013, $500 million was available for future borrowings on the revolving credit facility. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for us and our subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, our ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of our assets, enter into certain speculative hedging arrangements and make any material change in the nature of our business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of March 29, 2013, we were in compliance with all covenants under the Credit Facility.

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

Unrecognized Tax Benefits — As of March 29, 2013, the cash portion of our total recorded liability for unrecognized tax benefits was $282 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program — On May 21, 2012, we announced that our Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, we announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. We repurchased 5.2 million and 14.6 million shares of our common stock for a total cost of $243 million and $607 million during the three and nine months ended March 29, 2013, respectively. The remaining amount available to be purchased under our stock repurchase program as of March 29, 2013 was $2.2 billion. Subsequent to March 29, 2013 and through May 2, 2013, we repurchased an additional 3.0 million shares of our common stock for a total cost of $156 million. We may continue to repurchase our common stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Cash Dividend Policy — On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In the three months ended March 29, 2013, we declared a cash dividend of $0.25 per share of our common stock to our shareholders of record as of March 29, 2013, totaling $60 million, which we paid on April 15, 2013. In the nine months ended March 29, 2013, we declared overall cash dividends of $0.75 per share of our common stock, totaling $181 million, of which $121 million was paid during the nine months ended March 29, 2013. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.

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

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For the three months ended March 29, 2013, sales incentive and marketing programs were 8% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.8% of quarterly gross revenue since the first quarter of fiscal 2012. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

Goodwill and Other Long-Lived Assets

The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. During the three months ended March 29, 2013, we changed the date of our annual impairment test from the last day of May to the first day of our fiscal fourth quarter. We believe changing the test date to the first day of our fiscal fourth quarter is preferable as it should allow us additional time to complete the impairment test.

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

As of March 29, 2013, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains
Foreign exchange contracts:
Cash flow hedges:
Malaysian Ringgit	$250	3.14	$2
Thai Baht	$718	31.46	$14
Fair value hedges:
British Pound Sterling	$3	0.62	—
Euro	$5	0.76	—
Japanese Yen	$144	92.61	—
Philippine Peso	$23	40.65	—
Singapore Dollar	$23	1.24	—
Thai Baht	$132	29.41	—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and nine months ended March 29, 2013, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under the Credit Facility bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a LIBOR rate determined by reference to the British Bankers Association LIBOR Rate for the interest period relevant to such borrowing, subject to certain exceptions (the “Eurodollar Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate as announced by Bank of America, N.A. and (iii) the Eurodollar Rate plus 1.00% (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility ranges from 1.50% to 2.50% with respect to borrowings at the Eurodollar Rate and 0.50% to 1.50% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $20 million annually.

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

There has been no change in our internal control over financial reporting during the third fiscal quarter ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A. RISK FACTORS

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 29, 2012. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year June 29, 2012, as updated in our Quarterly Reports on Form 10-Q for the quarters ended September 28, 2012 and December 28, 2012. For convenience, all of our risk factors are included below.

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

Our sales to the non-compute and enterprise markets (collectively, the “non-PC markets”), which are increasing as a percentage of our overall revenue, may not continue to grow at current estimates, which could materially adversely impact our operating results.

The secular growth of digital data is resulting in a more diversified mix of revenue. For example, for the third quarter of fiscal 2013, approximately 51% of our revenue was derived from the non-PC markets. As sales to the non-PC markets become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our ability to address that demand successfully, could materially adversely impact our operating results. For example, our sales to the non-PC markets may not continue to grow at current estimates as a result of:

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

•

Cloud Computing. Consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by hard disk drives. Over the last few years, cloud computing has emerged whereby applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing computer. If we are not successful in manufacturing compelling products to address the cloud computing opportunity, our financial results could be materially adversely affected.

•

Obsolete Inventory. In some cases, products we manufacture for the non-PC markets are uniquely configured for a single customer’s application, which creates a risk of obsolete inventory if anticipated demand is not actually realized.

•

Macroeconomic Conditions. Consumer spending in the non-PC markets has been, and may continue to be, adversely affected in many regions due to negative macroeconomic conditions and high unemployment levels. Please see the risk factor entitled “Adverse global economic conditions and credit market uncertainty could harm our business, results of operations and financial condition.” for more risks and uncertainties relating to macroeconomic conditions.

In addition, demand in the non-PC markets also could be negatively impacted by developments in the regulation and enforcement of digital rights management, the emergence of processes such as data deduplication and storage virtualization, economic conditions, and the rate of increase in areal density exceeding the increase in our customers’ demand for storage. These factors could lead to our customers’ storage needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products that we do not offer, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for digital storage, if we fail to anticipate or timely respond to these developments in the demand for storage, our ASPs could decline, which could adversely affect our operating results.

The nature of our industry and its reliance on intellectual property and other proprietary information subjects us and our suppliers and customers to the risk of significant litigation.

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. We strongly believe that the Court’s decision was correct and vigorously oppose Seagate’s efforts to appeal the decision. Nevertheless, we cannot be certain we will be successful in a new arbitration of the trade secret claims or in Seagate’s efforts to appeal the decision. In the event Seagate is successful in its efforts to appeal the Court’s decision, the original arbitration award could be reinstated, and payment of the award, including interest (which would apply at the statutory rate of 10% from the date of the original arbitration award), would adversely affect our financial condition, results of operations and cash flows.

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

In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by MOFCOM, including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years from the Closing Date). We worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement. Compliance with these measures limits our ability to integrate HGST’s business with our business (and we do not expect to achieve significant operating expense synergies while the conditions remain in place), could cause delays or uncertainties in making decisions about the combined business, could result in significant costs (including additional capital expenditures relative to our competitors as a result of maintaining separate research and development functions) or could require changes in business practices, each of which could negatively impact our business, financial condition and results of operations. In the event we fail to comply with these measures, the time during which we are required to comply with the condition could be extended and we could be subject to other conditions or penalties that could adversely affect the business.

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

•

Restructuring Activities. Demand for our products has slowed as a result of deterioration in economic conditions. As a result, we have taken, and may in the future take additional, restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.

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

During the quarter ended March 29, 2013, 45% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

As we expand our product line to sell into additional markets, the overall complexity of our business increases at an accelerated rate and we become subject to different market dynamics. The new markets into which we are expanding, or may expand, may have different characteristics from the markets we currently serve. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, customer concentrations, warranty and product return policies and performance and compatibility requirements. Our failure to make the necessary adaptations to our business model and product offerings to address these different characteristics, complexities and new market dynamics could adversely affect our operating results.

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

In addition, as a result of our vertical integration of head and magnetic media manufacturing, we make more capital investments and carry a higher percentage of fixed costs than we would if we were not vertically integrated. If our overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head or magnetic media manufacturing assets may face under-utilization that may impact our operating results. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs and the need for assured supply of components that we do not manufacture ourselves. In addition, as a result of adverse labor rates or availability, we may be required to increase investments in automation, which may cause our capital expenditures to increase. If we do not adequately address the challenges related to our head or magnetic media manufacturing operations, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

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

If our internal controls are found to be ineffective, our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that as of June 29, 2012, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. As a result of our acquisition of HGST on March 8, 2012, our internal control over financial reporting, subsequent to the date of acquisition, includes certain existing controls adopted from HGST. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases by us of shares of our common stock during the quarter ended March 29, 2013:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Dec. 29, 2012—Jan. 25, 2013	2.1	$44.73	2.1	$2,353
Jan. 26, 2013—Feb. 22, 2013	2.9	$47.41	2.9	$2,217
Feb. 23, 2013—Mar. 29, 2013	0.2	$46.60	0.2	$2,205

Total	5.2	$46.28	5.2	$2,205

(1)	On May 21, 2012, the Company announced that the Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.8	Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 2, 2012)

2.9	Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Amendment No. 1 to Investor Rights Agreement, dated as of February 5, 2013, by and between Western Digital Corporation and Hitachi, Ltd.†

10.2	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

Exhibit Number	Description

18.1	Letter from KPMG LLP regarding Change in Accounting Principles†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: May 3, 2013

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

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 2, 2011)

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 1-08703), as filed with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on May 9, 2012)

2.8	Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 2, 2012)

2.9	Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on November 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703), as filed with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 1-08703), as filed with the Securities and Exchange Commission on November 8, 2007)

10.1	Amendment No. 1 to Investor Rights Agreement, dated as of February 5, 2013, by and between Western Digital Corporation and Hitachi, Ltd.†

10.2	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

Exhibit Number	Description

18.1	Letter from KPMG LLP regarding Change in Accounting Principles†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.