Form 10-K
period 2013-06-28
WESTERN DIGITAL CORP
filed 2013-08-19
CIK 106040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.0 billion, based on the closing sale price as reported on the NASDAQ Global Select Market.

As of the close of business on August 8, 2013, 236,996,062 shares of common stock, par value $.01 per share, were outstanding.

Documents Incorporated by Reference

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2013 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 28, 2013

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Fiscal year 2013, which ended on June 28, 2013, was comprised of 52 weeks. Fiscal years 2012 and 2011, which ended on June 29, 2012 and July 1, 2011, respectively, were each comprised of 52 weeks. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless, we state, or the context indicates, otherwise.

WDC, a Delaware corporation, is the parent company of our storage business, which operates under two independent subsidiaries –HGST and WD. Our principal executive offices are located at 3355 Michelson Drive, Suite 100, Irvine, California 92612. Our telephone number is (949) 672-7000 and our Web site is www.westerndigital.com. The information on our Web site is not incorporated in this Annual Report on Form 10-K.

Western Digital, WD, the WD logo, WD GreenPower Technology, WD Photos, WD 2GO and G-Technology are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and pricing in the September quarter and the ability of the industry to support this demand;

•	expectations concerning the anticipated benefits of our acquisitions and proposed acquisitions;

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our position in the industry;

•	our belief regarding our ability to capitalize on the expansion in, and our expectations regarding the growth and demand of, digital data;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	contributions to our pension plans in fiscal 2014; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.

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

PART I

Item 1. Business

General

We are an industry-leading developer and manufacturer of storage solutions that enable people to create, manage, experience and preserve digital content. We design and make storage devices and home entertainment products under the HGST, WD and G-Technology brands. Our principal products today are hard drives that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are today’s primary storage medium for digital content. Over the last 10 years, we have achieved consistent profitable growth, with revenues up 19% and earnings per share up 16% on a compounded annual growth rate basis.

We believe we are well positioned to capitalize on an important long-term secular growth trend — the ongoing expansion in digital data — which is linked directly to consumers’ and commercial enterprises’ increasingly ubiquitous experience with digital data. We believe this growth will continue with total exabytes (“EB”) shipped growing from 600 EB in calendar 2012 to at least 5,900 EB by calendar 2020, representing a 34% compounded annual growth rate. We believe EB growth is the most relevant measure of the growth potential for the industry and our company.

The growth in the global market for digital data storage solutions is being driven by several factors including:

•

Proliferation of data. The proliferation of consumer electronics, computing devices, social media and cloud-related infrastructure is driving rapid growth in the creation, sharing and retention of high definition video, high resolution images, e-mail and big data files.

•

Evolution in data access and distribution. Increasing demand for data access and distribution anytime and anywhere, facilitated by rapidly improving network accessibility and higher bandwidth, is powering a dramatic increase in the need for data storage at both the local level and in the off-site, network-accessed or “cloud” level.

•

Advancements in storage devices. Technological improvements in the capacity, size, performance, connectivity and power requirements of storage devices continue to meet the demand for higher density and higher performance storage in increasingly diverse applications.

•	Rapid growth in consumers’ use of mobile computing and storage and use of digital content in the home.

•

Adoption of tiered storage architectures. With the significant increase in data storage demand, enterprises and Internet cloud providers have adopted tiered storage architectures to improve storage performance and manage the costs of this growth. Tiered storage architecture optimizes data storage to the most appropriate storage device, driving increasing demand for high capacity and high performance hard drives, as well as flash-based solid-state storage. Client PC providers are also adopting tiered storage with the deployment of dual drive configurations and solid-state hybrid drives.

We are a market and customer driven company, focused on growth, innovation and value creation for our customers, employees and shareholders. We develop deep and collaborative relationships with customers, an approach that is being manifested in our role as a trusted advisor and market maker in all served markets. We believe this approach is one of the key factors that will help us continue to achieve strong business performance. We believe our platform is powerful, with growth drivers and unique competitive advantages that will continue to provide us the opportunity to expand our value-creation model within an evolving and growing storage market.

We operate our global business through two independent subsidiaries due to regulatory requirements — HGST and WD, both long-time innovators in the storage industry. As of June 28, 2013, we had approximately 9,200 engineers and one of the industry’s largest patent portfolios with more than 6,000 active patents worldwide.

Our headquarters are located in Irvine, California. WDC was founded in 1970 as a specialized semiconductor manufacturer and since entering the storage industry in 1988, its WD subsidiary has been a technology standard-setter in the industry’s highest volume markets. HGST, known as Hitachi Global Storage Technologies Holdings Pte. Ltd. until shortly before its acquisition by WDC (“the Acquisition”) in March 2012, was founded in 2003 through the combination of the hard drive businesses of International Business Machines Corporation, the inventor of the hard drive, and Hitachi, Ltd (“Hitachi”). For a further description of our acquisition of HGST in March 2012, see Part II, Item 8, Note 14 in our Notes to Consolidated Financial Statements.

HGST and WD have relationships with a full range of customers currently addressing storage opportunities. These include storage subsystem suppliers, Internet and social media infrastructure players, and personal computer (“PC”) and Mac™ providers. Through HGST and WD, we sell our products to original equipment manufacturers (“OEMs”), distributors, resellers and consumers. WD has a strong brand and heritage with consumers with its WD Branded Products business; HGST enjoys the same with its G-Technology branded products.

We believe we are at the forefront of helping our customers meet the evolving storage needs of end users through innovation and value creation. Examples of these efforts include our multi-platter high capacity drives and solid-state drives for the fast growing cloud computing storage market, our low-profile hard drives to address the emerging thin and light UltrabookTM PC and tablet markets, and our Connected Life innovations for the home and small-to-medium sized businesses (“SMBs”).

The storage market in which we operate is rapidly changing and evolving. To address these dynamics, we regularly review opportunities to apply our knowledge of data storage technology to markets that we do not currently serve or in markets where we seek to broaden our participation and augment our resources and capabilities. Examples include our recent actions to strengthen our solid state drive business with the pending acquisition of sTec, Inc. (“sTec”), our acquisition of Velobit, Inc. and our investment in Skyera, Inc., as well as our acquisition of Arkeia Software Solutions, Inc. to strengthen our SMBs solutions in our branded products business.

Through our investments and acquisitions, we seek to develop strategic relationships with technology innovators in the broader storage market to enable our customers to develop highly optimized storage solutions that meet their changing data management needs. We believe we have the technology building blocks to increase our overall market participation and be a full-line data storage solutions supplier. Consistent with our measured and deliberate approach to new market entries in the recent past, our approach to additional new markets will be based on a careful assessment of the risks, rewards, requirements and profit potential of such actions.

Industry

Storage is increasingly critical to the large amount of digital content being created and utilized. We believe the growth in the number of computing users and connected mobile devices in the world is unabated, creating more usage and more digital content to be stored. Cloud computing applications are especially noteworthy given that they create multiple copies of photos, videos and other content to ensure efficient distribution and security. We believe unit volumes in the hard drive industry were down 9% in fiscal 2013 from fiscal 2012, reflecting continued soft industry demand driven by macroeconomic uncertainty and weak PC demand.

Client: Desktop and Notebook PCs

The PC market, which includes notebook and desktop PCs, comprises the client market and has declined in fiscal 2013 from fiscal 2012 due to weak global macroeconomic conditions and the popularity of tablet devices. We are encouraged by recent signs of innovation in the PC space, such as new ultraportable PC designs that are thinner, lighter and faster than prior generation notebook PCs. This remains a significant market for us; however, our reliance on the PC market is declining, with cloud, traditional enterprise, branded and other solutions accounting for 50% of our net revenue in fiscal 2013 as compared to 36% in fiscal 2012.

Client storage devices consist of internal hard drives and solid-state drives for desktop and mobile PCs. We believe industry unit shipments of mobile hard drives into the client space declined 14% in fiscal 2013 from fiscal 2012, while volumes of desktop hard drives declined 11% in fiscal 2013 from fiscal 2012.

Desktop PCs are intended for regular use at single locations in homes and businesses, as well as in multi-user educational and government networks. Mobile PCs, primarily notebook computers, are used both in and away from homes and businesses. We believe that the demand for client computer hard drives and solid-state drives will continue primarily due to demand in emerging countries, corporate refreshes, the proliferation of digital content and changing requirements for increasing performance and thinner and lighter devices with lower power consumption.

Mobile hard drives for notebook PCs, the industry’s highest volume market, have traditionally been in a 2.5-inch form factor with a 9.5 mm height. We believe we have led a trend toward thinner, lighter devices with extended battery life and low power consumption, first with our family of 7 mm height drives and more recently with our 5 mm height drives in both traditional hard drive and hybrid drive configurations. A solid-state hybrid drive is a form of a hard drive that incorporates NAND flash technology in the caching function. Solid-state hybrid drives specifically designed for mobile computing combine the power and performance of solid-state drives with the capacity, affordability and availability attributes of hard drives.

Enterprise

We believe shipments into the enterprise market of the storage industry remained relatively flat in fiscal 2013 from fiscal 2012. Enterprise storage devices consist of performance and capacity hard drives, as well as enterprise class solid-state drives. All of these devices are used in multiple types of enterprise datacenters that provide storage for a range of cloud and corporate applications. Within datacenters, these drives are typically used in servers and storage systems.

Performance applications are essential to the operations of an enterprise and require the greatest capabilities and reliability in hard drives and solid-state drives. This class of drives is the most highly engineered product line in the storage industry. The infrastructure to support cloud computing storage is driving the demand for multi-platter high capacity hard drives and enterprise class solid-state drives in tiered architectures. Cloud computing delivers shared resources, software and information to users on demand on a multitude of devices, such as client PCs, tablets and smart phones. Most cloud computing models consist of services delivered through large datacenters with enterprise-class servers, utilizing tiered architectures to address multiple levels of storage needs. We believe we have established a leading position in supplying advanced multi-platter high capacity drives and solid-state drives with Serial Attached SCSI (Small Computer System Interface) (“SAS”) to address these needs.

We believe that capacity hard drives, performance hard drives and solid-state drives represented 49%, 46% and 5% of the industry unit shipments into enterprise systems in fiscal 2013, respectively.

Branded Products

External storage devices supplement the storage space of PC systems for home and small office networks and, through wireless connections, provide remote access to personal content. The highest volume products include direct-attached and network-attached external drives. They are ideally suited to back up data on internal drives because of their portability and security features. We believe hard drive shipments into the external storage market increased 42% in fiscal 2013 from fiscal 2012. Branded products also include media players that connect to a user’s television or home theater system and play digital movies, music and photos from an integrated hard drive, Universal Serial Bus (“USB”) mass storage device or content services accessed over the Internet.

Consumer Electronics

Hard drives for CE products are primarily used in digital video recorders (“DVRs”), game consoles and security video recording systems. We believe hard drive unit shipments into the CE market declined 22% in fiscal 2013 from fiscal 2012.

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

Competition

We compete with manufacturers of hard drives for client compute, client non-compute and enterprise applications and manufacturers of solid-state drives. Competition in the hard drive market consists of five principal brands: HGST, Samsung, Seagate, Toshiba and WD. In solid-state products we compete with a wide range of manufacturers, from small startup companies to multinational corporations, including Fusion I-O, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co. Ltd., SanDisk Corporation, Seagate Technology LLC and Toshiba Corporation.

The storage industry is increasingly utilizing tiered architectures with hard drives and solid-state drives or solid state hybrid drives to address an expanding set of use cases and applications. Hard drives are highly substitutable due to the industry mandate of technical form, fit and function standards and we believe there are no substantial barriers for existing competitors to offer competing products. Hard drive attributes include product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support and ease of doing business. The relative importance of these factors varies by customer and market and we believe that we are generally competitive in all of these factors. Semiconductor media or solid-state technology provides high performance attributes in some enterprise-class applications and attractive functionality in consumer handheld applications requiring smaller form factors, lower power and less storage capacity, such as smart phones and tablets. With advances in our own solid-state enterprise business, coupled with recent actions to strengthen those resources through acquisitions, we believe we are positioned to compete successfully in the enterprise-class solid-state segment of this market. Advances in magnetic, optical or other data storage technologies could also result in competitive products for storing digital content with better performance or lower cost per unit of capacity than our products. We monitor the advantages, disadvantages and advances of the full array of storage technologies on an ongoing basis.

Business Strategy

Our focused business strategy is to be an industry-leading developer and manufacturer of innovative storage solutions that enable people to create, manage, experience and preserve digital content. We strive to achieve our business strategy through the following elements:

•	relentless focus on operational excellence in all aspects of our business;

•	providing a full portfolio of compelling, high quality storage products with effective technology deployment, high efficiency, flexibility and speed;

•	developing collaborative engineering relationships with customers that create value by solving their data management needs through innovative solutions; and

•	strategically aligning our investments in profitable and growing markets such as mobility, solid-state and cloud computing.

We believe our strategy provides the following benefits:

•	continued diversification of our storage product portfolio away from our historical reliance on PCs and entry into additional growing adjacent markets;

•	distinguishes us in the dynamic and competitive storage industry;

•

allows us to achieve consistent financial performance, including strong returns on invested capital and cash generation, thereby enabling efficient allocation of capital to shareholders and strategic investments in innovation; and

•	creates compelling value for our customers and growth opportunities for our suppliers, employees, and shareholders.

Products and Solutions

We offer a broad line of storage products and solutions to meet the evolving storage needs of our end users. Our hard drives currently include 3.5-inch and 2.5-inch form factors, capacities ranging from 30 gigabytes (“GB”) to 4 terabytes (“TB”), nominal rotation speeds up to 15,000 revolutions per minute (“RPM”), and interfaces such as Fibre Channel, Serial Advanced Technology Attachment (“SATA”) and SAS. Our solid-state drives currently include 2.5-inch, mSATA, MO-297 and CompactFlash form factors, capacities ranging from 128 MB to 400 GB, and interfaces such as SAS, SATA and Parallel Advanced Technology Attachment (“PATA”). We also provide in the mobile computing market of smart phones and tablets with standalone WD software applications such as WD PhotosTM and WD 2GO® for iOS, Android and Windows Phone platforms.

Client: Desktop and Notebook PCs. Client compute solutions consist of hard drives and solid-state hybrid drives for desktop and mobile PCs. Our client compute storage solutions include hard drives designed for use in desktop PCs requiring high performance, reliability and capacity with various attributes such as low cost per GB, quiet acoustics, low power consumption and protection against shocks. In addition, we provide hard drives designed for use in mobile PCs and requiring high performance, reliability and capacity with various ranges of performance and attributes such as low power consumption for extended battery life and cooler operation, quiet acoustics and protection against shocks.

Our newest hard drives for mobile PCs are low-profile to address the emerging thin and light UltrabookTM PC and tablet markets, including ultra-slim 2.5-inch hard drives and solid-state hybrid drives. These drives offer 500 GB of storage capacity and high performance-enabling solid-state hybrid drive technology, thereby allowing consumers the ability to maximize storage capacity and volumetric efficiency, as well as performance and system responsiveness.

We also offer SATA hard drives specifically designed for home and small office network attached storage systems and optimized for energy efficiency and reliability, as well as hard drives designed for advanced single-user computing systems such as professional systems for video editing and CAD/CAM (computer-aided design/computer-aided manufacturing) applications and high-end desktop PC applications including gaming, which require high performance and high reliability. Our hard drive client compute unit shipments were 162 million, 150 million and 151 million for 2013, 2012 and 2011, respectively.

Enterprise Storage Solutions. Enterprise storage products consist of hard drives and solid-state drives for performance enterprise and capacity enterprise markets. Our enterprise storage solutions include performance drives which are optimized for performance applications. Within performance drives, we offer large form factor drives which provide high capacity storage, primarily for data storage systems, and small form factor drives which provide a range of capacity and performance levels primarily for use in enterprise servers, supporting high volume on-line transactions, data analysis and other enterprise applications. Our enterprise storage solutions also include capacity drives which provide enterprise class reliability at the lowest cost per GB and are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. Lastly, our enterprise storage solutions include solid-state solutions which feature fast read/write speeds in high capacities.

In fiscal 2013, our HGST subsidiary announced a new helium-filled hard drive platform, which is at the forefront of advanced technology for increasing capacity and significantly reducing total cost of ownership for enterprise and cloud customers. This new platform allows HGST to design seven-platter drives in a standard 3.5-inch form factor that will deliver superior total cost of ownership at the data center level by allowing significant improvements in capacity, power, cooling and storage density. Our hard drive enterprise unit shipments were 28 million, 16 million and 10 million for 2013, 2012 and 2011, respectively.

Branded Product Solutions. Our branded product solutions consist of hard drives embedded into WD®-, HGST- and G-Technology-branded external storage appliances with capacities ranging from 500 GB to 24 TB and using interfaces such as USB 2.0, USB 3.0, external SATA, FireWireTM, ThunderboltTM and Ethernet network connections. Within branded products, we offer hard drives which provide high quality, reliable storage for backup and capacity expansion in both mobile and desktop form factors that are designed to keep digital content secure while providing portable storage for desktops and notebooks. Certain branded product solutions include software that assists customers with backup, remote access and management of digital content. Branded products also include our home entertainment products and wireless home networking products.

We have recently expanded our solutions for SMBs, by offering complete network storage solutions designed to meet the needs of SMBs by providing centralized storage, data protection and remote file access.

Lastly, our home entertainment solutions include media players which connect to a user’s television or home theater system and play digital movies, music and photos from an integrated hard drive, network hard drives, any of our WD®-branded external hard drives, other USB mass storage devices or content services accessed over the Internet. Our branded product hard drive unit shipments were 25 million, 18 million and 25 million for 2013, 2012 and 2011, respectively.

Consumer Electronics Solutions. Consumer electronic solutions are used in DVRs, gaming consoles, set top boxes, camcorders and entertainment and navigation systems in automobiles. Our consumer electronic solutions include hard drives designed and optimized for video streaming applications and continuous digital video recording, such as set-top-boxes, DVRs and surveillance. These hard drives deliver the characteristics CE manufacturers seek most, which are quiet operation, low operating temperature, low power consumption, high reliability and optimized streaming capabilities. Our consumer electronics unit shipments were 28 million, 17 million and 21 million for 2013, 2012 and 2011, respectively.

Research and Development

We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $1.6 billion, $1.1 billion and $703 million in 2013, 2012 and 2011, respectively. For a discussion of risks related to our development of new products, see Item 1A of this Annual Report on Form 10-K.

Technology and Product Development

Hard Drives

Hard drives provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. The primary measures of hard drive performance include:

•	Acoustics — sound power emitted during hard drive operation, commonly expressed in decibels, and perceived loudness due to sound pressure, commonly expressed in sones;

•	Data transfer rate — sustained rate of data transfer to and from the disk, commonly expressed in gigabits per second;

•	Power consumption — which is the amount of electricity required to operate the drive, measured in watts;

•	Seek time — time needed to position the heads over a selected track on the disk surface, commonly expressed in milliseconds;

•

Spindle rotation speed — nominal rotation speed of the disks inside the hard drive, commonly expressed in RPM or latency. Spindle rotation speeds commonly stated as 5,400, 7,200 and 15,000 RPM are sometimes approximations; and

•	Storage capacity — which is the amount of data that can be stored on the hard drive, commonly expressed in GB or TB.

Industry-standard interfaces allow the drives to communicate with the host system. The primary interface for PCs is SATA and the primary interfaces for enterprise systems are SAS, Fibre Channel and SATA.

The main components of the hard drive are a Head-Disk-Assembly (“HDA”) and a Printed Circuit Board Assembly (“PCBA”).

The HDA includes heads, magnetic media, head positioning mechanism (“actuator”) and spindle motor. A rigid base and top cover contain these components in a contamination-controlled environment. One or more disks positioned around a motor-driven spindle hub that rotates the disks comprise the disk-pack assembly. The disk is made up of a smooth substrate on which thin layers of magnetic materials are deposited. The head stack assembly (“HSA”) is comprised of a magnetic positioner and a pivot-arm module on which the individual heads, including suspension, are mounted. Each disk surface has a head suspended directly above it, which can read data from or write data to the spinning disk.

The PCBA includes both standard and custom integrated circuits, an interface connector to the host computer and a power connector. The integrated circuits on the printed circuit board typically include a power device that controls the motor and HSA positioner, and a System-on-Chip (“SoC”) comprised of a drive interface, controller and recording channel. The drive interface receives instructions from the host computer, while the controller directs the flow of data to or from the disks and controls the heads. The location of data on each disk is logically maintained in concentric tracks divided into sectors. The host computer sends instructions to the controller to read data from or write data to the disks, based on logical track and sector locations. Guided by instructions from the controller, the HSA pivots in an arc across the disk until it reaches the selected track of a disk, where the data is recorded or retrieved.

The storage capacity of a hard drive is determined by the number of disks and each disk’s areal density (track density multiplied by bit density), which is a measure of the amount of data that can be stored on the recording surface of the disk per unit area. Head and magnetic media technologies are two of the key technology components of hard drives affecting areal density. We develop and manufacture a substantial portion of the heads and magnetic media used in our hard drive products. As areal density increases, achieving a given drive capacity potentially reduces product costs over time through reduced component requirements. We also invest considerable resources in research and development, manufacturing infrastructure and capital equipment of head and magnetic media components in order to secure our competitive position and cost structure.

Solid-State Drives

Solid-state drives use semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data without any moving parts. The cost per bit of solid-state drives is more expensive than hard drives, but the higher input/output (“IO”) performance makes solid-state drives an attractive new tier of storage that fits between DRAM memory and hard drives. Solid-state drives are finding growing usage in enterprise storage systems and servers in applications that demand the highest IO performance.

The non-volatile memory in use today for solid-state drives is NAND flash technology. While Single Level Cell (“SLC”) Flash provides the highest endurance and performance, the optimal balance of price and performance is usually achieved through the use of Multi-Level Cell (“MLC”) Flash. Multiple NAND Flash die are used on a single PCBA and connected in parallel through a controller to the host bus. Various performance classes of solid-state drives are created by varying the number of parallel NAND channels and the speed of controller logic and firmware. The controller contains hardware logic and firmware to buffer the data flow to and from the host, to the NAND Flash, and to manage the reliability and performance of the NAND Flash media.

The typical host interfaces for solid-state drives include PCIe, SAS and SATA. PCIe products typically offer the highest performance and come on edge cards that plug into the PCIe bus. PCIe defines the hardware and electrical interface but the software protocols are still proprietary today. New standards such as NVMe and SCSI express are emerging to bring more standardized software protocols for communicating with PCIe solid-state drives. SAS and SATA products utilize standardized interfaces similar to hard drives and come in 2.5-inch form factors with differing package heights depending on the application and usage. The typical power consumption for the SAS and SATA interfaces is similar to hard drives, while the power consumption of PCIe form factor devices is typically higher.

Solid-State Hybrid Drives

Solid-state hybrid drives combine semiconductor non-volatile memory, typically NAND Flash, and magnetic rotating storage in one device. The capacity of the non-volatile memory is typically 8 GB to 32 GB. The prevalent usage of these hybrid drives is in notebook computers. The non-volatile memory and control electronics are mounted on the same board as the HDD electronics and share the same host SATA interface as hard drives. The non-volatile memory is utilized as a non-volatile cache to enhance input/output performance, to reduce latency on boot up of the system, and to reduce power consumption (by allowing the hard drive to spin down more often). The key challenges of adding the non-volatile memory to the hard drive card are in adding the control electronics for the NAND Flash, the firmware to manage the NAND Flash, qualifying the NAND Flash memory for use in this application, and the algorithms and new software commands sets to manage data between the non-volatile memory, the HDD, and the host system.

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

Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of United States (“U.S.”) companies but do not include sales to U.S. subsidiaries of foreign companies, represented 78%, 81% and 83% of our net revenue for 2013, 2012 and 2011, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion regarding the risks related to sales to international customers, see Item 1A of this Annual Report on Form 10-K.

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

Original Equipment Manufacturers. OEMs, including large-scale datacenter operators, purchase our products, either directly or through a contract manufacturer such as an original design manufacturer (“ODM”), and assemble them into the devices they build. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes. As a result, for certain OEMs we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations.

Distributors. We use a broad group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of our products in specific territories.

Retailers. We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. The retail channel complements our other sales channels while helping to build brand awareness for us and our products. We also sell our branded products through our Web sites.

For 2013 and 2011, no single customer accounted for 10% or more of our net revenue. For 2012, sales to Hewlett Packard Company accounted for 11% of our net revenue. For a discussion of risks related to our customers, refer to Item 1A of this Annual Report on Form 10-K. For additional information regarding revenue recognition, sales by geographic region and major customer information, see Part II, Item 8, Notes 1 and 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters of our fiscal year as a result of increased customer spending. Seasonality can also be impacted by the growth in emerging markets and macroeconomic conditions. For a discussion of risks related to seasonality in our business, see Item 1A of this Annual Report on Form 10-K.

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing or recertification of returned products for our customers. For a further discussion of our service and warranty policy, see Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills and human resources to continue to be successful and be able to grow, as necessary, our manufacturing operations. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products, and high-quality components. The critical elements of our hard drive production are high volume and utilization, low cost assembly and testing, and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity.

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

Materials and Supplies

We use a number of components, equipment, goods and services in the manufacturing of our products. The key components of our hard drives are: magnetic heads; magnetic media; suspensions with related head gimbal assemblies (“HGAs”) and HSAs; spindle motors; custom and standard electronics such as SoC, magnetic media, motor controllers, pre-amps and printed circuit boards; base and top covers; and magnets and related voice coil motors.

We design and manufacture a substantial portion of the heads and magnetic media required for our hard drives. We acquire all of the remaining components for our products from third party suppliers. The major components used in the manufacture of our solid-state drives (the semiconductor media and SoC) and in our media players (the controller) are also acquired from third party suppliers. We believe that our sourcing strategy currently enables us to have the business flexibility needed to select the highest quality, low cost of ownership suppliers as product designs and technologies evolve.

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

Patents, Licenses and Proprietary Information

We have more than 6,000 patents and have many patent applications in process. We believe that although our patents and patent applications have considerable value, the successful manufacturing and marketing of our products depends primarily upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for do not ensure our future success.

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

Employees

As of June 28, 2013, we employed a total of 85,777 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs which we believe are, in the aggregate, competitive with those offered by our competitors.

While the substantial majority of our employees are not party to a collective bargaining agreement, a majority of our employees in Japan are subject to a collective bargaining agreement. In addition, each of our three manufacturing subsidiaries in China has its own labor union of which many of each subsidiary’s direct employees are members. Our three manufacturing subsidiaries in China are not currently subject to collective bargaining agreements; however, the government has required that they begin collective bargaining negotiations in calendar 2013. We consider our employee relations to be good. For a discussion of risks related to our skilled employees, see Item 1A of this Annual Report on Form 10-K.

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

Name	Age	Position
Stephen D. Milligan	49	President and Chief Executive Officer
Timothy M. Leyden	61	President, WD Subsidiary
Michael D. Cordano	49	President, HGST Subsidiary
Wolfgang U. Nickl	44	Executive Vice President and Chief Financial Officer

Mr. Milligan, 49, re-joined us in March 2012 as President of WDC as a result of our acquisition of HGST and was appointed Chief Executive Officer effective January 2, 2013. He served as HGST’s President from March 2009 to December 2009 and as its President and Chief Executive Officer from December 2009 until our acquisition of HGST in March 2012. From September 2007 to October 2009, Mr. Milligan served as HGST’s Chief Financial Officer. From January 2004 to September 2007, Mr. Milligan served as our Chief Financial Officer and from September 2002 to January 2004, Mr. Milligan served as our Senior Vice President, Finance. From April 1997 to September 2002, Mr. Milligan held various financial and accounting roles of increasing responsibility at Dell Inc. (“Dell”). Prior to joining Dell, Mr. Milligan was employed at Price Waterhouse for 12 years, most recently as Senior Manager.

Mr. Leyden, 61, re-joined us in May 2007 and was appointed to the position of President of our WD subsidiary on July 25, 2012. Prior to serving as President of WD, Mr. Leyden served as Chief Operating Officer from August 2010 to July 2012, Executive Vice President and Chief Financial Officer from September 2007 to August 2010, and Executive Vice President, Finance from May 2007 to September 2007. From December 2001 to May 2007, Mr. Leyden served in senior finance capacities at Sage Software Inc. and Sage Software of California, subsidiaries of Sage Group PLC, a U.K. public company that supplies accounting and business management software to small and medium-sized businesses, including as Vice President, Finance and Chief Financial Officer from December 2001 to May 2004 and as Senior Vice President, Finance and Chief Financial Officer from May 2004 to May 2007. Mr. Leyden previously served in various worldwide finance, manufacturing and information technology capacities with us from 1983 to December 2000.

Mr. Cordano, 49, joined us on March 8, 2012 in connection with our acquisition of HGST. Mr. Cordano was appointed President of our HGST subsidiary on July 25, 2012. Prior to that, Mr. Cordano served as HGST’s Executive Vice President, Sales & Marketing, and President, Branded Business, since April 2009. From February 2005 to April 2009, Mr. Cordano served as Chief Executive Officer and co-founder of Fabrik, Inc., which was acquired by HGST in April 2009. From 1994 to February 2005, Mr. Cordano served in various roles of increasing responsibility at Maxtor Corporation, including as the Executive Vice President of Worldwide Sales and Marketing from April 2001 until February 2005, where he formed and managed the Branded Products Business Unit.

Mr. Nickl, 44, was promoted to Executive Vice President and Chief Financial Officer of WDC in August 2012. Mr. Nickl previously served as the Company’s Senior Vice President and Chief Financial Officer from August 2010 to August 2012 and Vice President, Finance from October 2005 to August 2010. Prior to that, Mr. Nickl served as Vice President, Worldwide Business Operations from May 2005 to October 2005, and as Executive Director, Worldwide Business Operations from July 2003 to May 2005.

Item 1A. Risk	Factors

If we fail to realize the anticipated benefits from our acquisition of HGST on a timely basis, or at all, our business and financial condition may be adversely affected.

In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years from the March 8, 2012 closing date of the acquisition). We worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement. Compliance with these measures has affected, and may continue to affect, our business and financial conditions in the following ways:

•	limits our ability to integrate HGST’s business with our business (and we do not expect to achieve significant operating expense synergies while the conditions remain in place),

•	has caused, and could cause further, difficulties in retaining key employees and delays or uncertainties in making decisions about the combined business,

•

has resulted in, and could result in additional, significant costs (including capital expenditures relative to our competitors as a result of maintaining separate research and development functions), and

•	has required, and could require additional, changes in business practices.

We cannot predict when the conditions imposed by MOFCOM will be removed. In addition, in the event we fail to comply with these measures, the time during which we are required to comply with the conditions could be extended and we could be subject to other conditions or penalties that could adversely affect the business.

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

In connection with obtaining the regulatory approvals required to complete our acquisition of HGST, we divested certain assets to Toshiba and agreed to provide certain support services for those assets for a period of time, and our business will be adversely affected in the event we fail to successfully meet our obligations to Toshiba under the divestiture transaction.

In connection with obtaining the regulatory approvals required to complete our acquisition of HGST, we agreed, subject to review by regulatory agencies in certain jurisdictions, to divest certain assets to Toshiba that will expand Toshiba’s capacity to manufacture 3.5-inch hard drives for the desktop, consumer electronics and near-line (business critical) applications. While this divestiture transaction closed in May 2012, we agreed to provide certain support service for those assets for a period of time. If we are not able to meet our continuing service obligations under our agreement with Toshiba, the jurisdictions that conditioned their approval of the HGST acquisition on the divestiture could impose certain obligations on us, including a requirement that we divest the assets subject to the Toshiba divestiture (or other assets) to another purchaser, which could adversely affect our business, financial condition and results of operations.

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

•

Restructuring Activities. If demand for our products slows as a result of deterioration in economic conditions, we may undertake restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.

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

Demand for our hard drives depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for hard drives in any given period. As a result, the hard drive market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and more intense price competition. If more intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could adversely impact revenue and gross margins. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share.

Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and industry consolidation, resulting in less availability of historical market data for certain product segments. In addition, because hard drives are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands.

We experience significant sales seasonality and cyclicality, which could cause our operating results to fluctuate.

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for hard drives. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially as a result of the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

Our sales to the non-compute and enterprise markets (collectively, the “non-PC markets”), representing an increasing percentage of our overall revenue, may not continue to grow at current estimates, which could materially adversely impact our operating results.

The secular growth of digital data is resulting in a more diversified mix of revenue. For example, for the year ended June 28, 2013, approximately 50% of our net revenue was derived from the non-PC markets. As sales to the non-PC markets become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our ability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, the non-PC markets may be adversely affected by the following:

•

Mobile Devices. There has been and continues to be a rapid growth in devices that do not contain a hard drive such as tablet computers and smart phones. As tablet computers and smart phones provide many of the same capabilities as PCs, they have displaced or materially affected, and may continue to displace or materially affect, the demand for PCs. If we are not successful in adapting our product offerings to include disk drives or alternative storage solutions that address these devices, demand for our products in the non-PC markets may decrease and our financial results could be materially adversely affected.

•

Cloud Computing. Consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by hard disk drives. Over the last few years, cloud computing has emerged whereby applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing computer. If we are not successful in manufacturing compelling products to address the cloud computing opportunity, demand for our products in the non-PC markets may decrease and our financial results could be materially adversely affected.

•

Obsolete Inventory. In some cases, products we manufacture for the non-PC markets are uniquely configured for a single customer’s application, creating a risk of obsolete inventory if anticipated demand is not actually realized.

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

In addition, demand in the non-PC markets also could be negatively impacted by developments in the regulation and enforcement of digital rights management, the emergence of processes such as data deduplication and storage virtualization, and the rate of increase in areal density exceeding the increase in our customers’ demand for storage. These factors could lead to our customers’ storage needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products that we do not offer, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for digital storage, if we fail to anticipate or timely respond to these developments in the demand for storage, our ASPs could decline, which could adversely affect our operating results.

Sales in the client compute market (the “PC market”) are important to our business, and if we fail to respond to changes in the PC market, our operating results could suffer.

While sales to the non-PC market are becoming a more significant source of revenue, sales to the PC market remain an important part of our business. The PC market, however, has been, and may continue to be, adversely affected by the growth of tablet computers, smart phones and similar devices that perform many of the same capabilities as PCs, the lengthening of product life cycles and macroeconomic conditions. If demand in the PC market is worse than expected as a result of these or other conditions, demand for our products in the PC market may decrease and our operating results may be adversely affected.

Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels, including the e-tail channel. Adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®, HGST™ or G-Technology™ brand products, our operating results may be adversely affected.

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

During the year ended June 28, 2013, 44% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

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

Expansion into new markets may cause our capital expenditures to increase, and if we do not successfully expand into new markets, our business may suffer.

To remain a significant supplier in the storage industry, we will need to offer a broad range of storage products to our customers. We currently offer a variety of 3.5-inch or 2.5-inch hard drives for the PC and non-PC storage markets, as well as a variety of solid state drives. However, demand for storage devices may shift to products in form factors or with interfaces that our competitors offer but which we do not. Expansion into other markets and resulting increases in manufacturing capacity requirements may require us to make substantial additional investments in part because our operations are largely vertically integrated. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors who offer these products.

Our vertical integration of head and magnetic media manufacturing makes us dependent on our ability to timely and cost-effectively develop heads and magnetic media with leading technology and overall quality, increasing capital expenditure costs and asset utilization risks for our business.

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

In addition, as a result of our vertical integration of head and magnetic media manufacturing, we make more capital investments and carry a higher percentage of fixed costs than we would if we were not vertically integrated. If our overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, our head or magnetic media manufacturing assets may face underutilization that may impact our operating results. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs and the need for assured supply of components that we do not manufacture ourselves. In addition, as a result of adverse labor rates or availability, we may be required to increase investments in automation, which may cause our capital expenditures to increase. If we do not adequately address the challenges related to our head or magnetic media manufacturing operations, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

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

The storage industry has experienced consolidation over the past several years. Consolidation by our competitors may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage.

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

If we fail to qualify our products with our customers, it may have a significant adverse impact on our sales and margins.

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

We rely on suppliers for various component parts that we integrate into our hard drives but do not manufacture ourselves, such as semiconductors, motors, flex circuits and suspensions. Likewise, we rely on suppliers for certain technology and equipment necessary for advanced development technology for future products. Some of these components, and most of this technology and production equipment, must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, and technology and production equipment that can be used to develop and manufacture our next-generation products efficiently. As consolidation in the hard drive supply chain increases, these suppliers may reevaluate their business models. The failure of these suppliers to effectively and efficiently develop and manufacture components, technology and production equipment for our products, or a decision by these suppliers to exit this industry, may cause us to be unable to, or experience a delay in our ability to, manufacture and ship hard drive products, expand into new technology and markets, or compete with alternative storage technologies, therefore adversely affecting our business and financial results. In addition, these suppliers may seek to impose volume guarantees on us or to shift the burden of certain fixed costs to us in order to continue developing and manufacturing components, technology or production equipment for our products, each of which may adversely affect our business and financial results.

Price volatility, shortages of commodity materials or commodity components, or use by other industries of materials and components used in the storage industry, may negatively impact our operating results.

Increases in the cost for certain commodity materials, commodity components and oil may increase our costs of manufacturing and transporting hard drives and key components and may result in lower operating margins if we are unable to pass these increased costs on to our customers. Shortages of commodity components such as DRAM and NAND flash, or commodity materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, which are critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other commodity components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results.

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

Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some revolutionary technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, energy assisted magnetic recording, patterned magnetic media and advanced signal processing, that if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, magnetic media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire, which could harm our operating results.

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

If we fail to develop and introduce new products that are competitive against alternative storage technologies, our business may suffer.

Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Alternative storage technologies like solid-state storage technology have successfully served digital entertainment markets for products such as digital cameras, MP3 players, USB flash drives, mobile phones and tablet devices that cannot be economically serviced using hard drive technology. Advances in semiconductor technology have resulted in solid-state storage emerging as a technology that is competitive with hard drives for high performance needs in advanced digital computing markets such as enterprise servers and storage. There can be no assurance that we will be successful in anticipating and developing new products for the PC and non-PC storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage, we will be at a competitive disadvantage to companies using semiconductor technology and our business will suffer.

Our manufacturing operations, and those of certain of our suppliers and customers, are concentrated in large, purpose-built facilities, subjecting us to substantial risk of damage or loss if operations at any of these facilities are disrupted.

As a result of our cost structure and strategy of vertical integration, we conduct our manufacturing operations at large, high volume, purpose-built facilities in California and in Asia. The manufacturing facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of a pandemic influenza, could impair the total volume of hard drives that we are able to manufacture or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities, including access to or from these facilities by employees or logistics operations, would significantly affect our ability to manufacture or sell hard drives, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. For example, prior to the 2011 flooding in Thailand, all of our internal slider capacity and 60% of our hard drive manufacturing capacity was in Thailand. As a result of the flooding in Thailand, our facilities were inundated and temporarily shut down. During that period, our ability to manufacture hard drives was significantly constrained, adversely affecting our business, financial condition and results of operations. A significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture hard drives, and our business, financial condition and results of operations could suffer.

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

We generally ship our products to our customers, and receive shipments from our suppliers, via air, ocean or land freight. The sudden unavailability or disruption of cargo operations or freight lanes caused by, among other things, labor difficulties or disputes, severe weather patterns or other natural disasters, or political instability or civil unrest, could impact our operating results by impairing our ability to timely and efficiently deliver our products.

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

Please also see the risk factors above for specific risks and uncertainties regarding our acquisition of HGST.

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

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court’s decision with the Minnesota Court of Appeals. Oral arguments in the appeal were held on April 24, 2013. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals, believe that the District Court’s decision was correct, and will file a petition for review with the Minnesota Supreme Court. If the Minnesota Supreme Court elects not to hear our petition for review or affirms the Court of Appeals decision, the District Court is expected to enter an order and judgment confirming the $630.4 million final arbitration award, plus post-award interest on the $525 million initial award at the statutory rate of 10% from January 24, 2012. No judgment will be entered while we are petitioning the Minnesota Supreme Court.

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

We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our component suppliers timely comply with such laws and regulations, which may result in an increase in our operating costs. For example, in August 2012, the Securities and Exchange Commission adopted final rules to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, which obligates us to conduct a reasonable country of origin inquiry with respect to conflict minerals included in components of products we directly manufacture, contract to manufacture and purchase to include in products. Other legislation has been, and may in the future be, enacted in other locations where we manufacture or sell our products. In addition, climate change and financial reform legislation in the United States is a significant topic of discussion and has generated and may continue to generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which would have a materially adverse effect on our business, financial condition and operating results.

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

Our payment of quarterly cash dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying cash dividends at historical levels could result in a lower market valuation of our common stock.

Fluctuations in currency exchange rates as a result of our international operations may negatively affect our operating results.

Because we manufacture and sell our products abroad, our revenue, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. If this occurs, it would have a negative impact on our operating results.

Prices for our products are substantially U.S. dollar denominated even when sold to customers that are located outside the United States. Therefore, as a substantial portion of our sales are from countries outside the United States, fluctuations in currency exchanges rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could adversely impact demand and revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside the United States.

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

The market price of our common stock has been, and may continue to be, extremely volatile. Factors that may significantly affect the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;

•	announcements of technological innovations by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	strategic actions by us or competitors, such as acquisitions and restructurings;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	proposed or adopted regulatory changes or developments or anticipated or pending investigations, proceedings or litigation that involve or affect us or our competitors;

•	conditions and trends in the hard drive, computer, data and content management, storage and communication industries;

•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;

•

failure to meet analysts’ revenue or earnings estimates or changes in financial estimates or publication of research reports and recommendations by financial analysts relating specifically to us or the storage industry in general; and

•	macroeconomic conditions that affect the market generally and, in particular, developments related to market conditions for our industry.

In addition, the stock market is subject to fluctuations in the stock prices and trading volumes that affect the market prices of the stock of public companies, including us. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of shares of our common stock. For example, expectations concerning general economic conditions may cause the stock market to experience extreme price and volume fluctuations from time to time that particularly affect the stock prices of many high technology companies. These fluctuations often appear to be unrelated to the operating performance of the companies.

Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. A number of such suits have been filed against us in the past, and should any new lawsuits be filed, such matters could result in substantial costs and a diversion of resources and management’s attention.

The resale of shares of common stock issued to Hitachi in connection with our acquisition of HGST could adversely affect the market price of our common stock.

On March 8, 2012, as partial consideration for our acquisition of HGST, we issued 25 million shares of our common stock to Hitachi. We are required by the terms of an Investor Rights Agreement we entered into with Hitachi to file a Form S-3 registration statement with the Securities and Exchange Commission on or before August 28, 2013 to register the resale by Hitachi of these shares of common stock. Sales of these shares of our common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Further, because we do not know when or in what amounts Hitachi may seek to sell these shares of common stock, uncertainty about the market price of our common stock could extend for a significant period of time and impair our ability to raise capital through the sale of additional equity securities.

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

Our most recent evaluation resulted in our conclusion that as of June 28, 2013, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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

Our principal manufacturing, research and development, marketing and administrative facilities at June 28, 2013 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Owned	391,800	Manufacturing of head wafers and research and development
Irvine	Leased	467,100	Research and development, administrative, marketing and sales
San Jose	Owned	2,487,000	Manufacturing of head wafers and head, media and product development
San Jose	Leased	648,000	Research and development, administrative, marketing and sales
Colorado
Longmont	Leased	43,000	Research and development
Minnesota
Rochester	Leased	91,800	Product development
Asia
China
Shenzhen – SZ	Owned	273,900	Manufacturing of media
Shenzhen – Talfok	Leased	248,000	Administrative
Shenzhen – HGSP	Owned	641,000	Manufacturing of hard drives
Shenzhen – HSPC	Leased	263,000	Manufacturing of HGAs
Japan
Odawara	Owned	578,000	Manufacturing of head wafers and head development
Fujisawa	Owned	661,000	Product development
Malaysia
Johor	Owned	270,600	Manufacturing of substrates
Kuala Lumpur	Owned	1,072,700	Manufacturing of hard drives and printed circuit boards and research and development
Kuching	Owned	271,300	Manufacturing and development of substrates
Penang	Owned	891,100	Manufacturing of media, research and development and slider fabrication
Philippines
Laguna	Owned	606,000	Manufacturing of HGAs and slider fabrication
Singapore	Leased	555,600	Administrative and manufacturing of hard drives
Singapore	Owned and Leased	281,500	Manufacturing of media and research and development
Thailand
Bang Pa-In	Owned	1,665,200	Slider fabrication, manufacturing of hard drives and HGAs, and research and development
Navanakorn	Owned	290,200	Manufacturing of HGAs
Prachinburi	Owned	729,000	Manufacturing of hard drives

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

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WDC.” Until June 1, 2012, our common stock was listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 8, 2013 was 1,506.

The high and low sales prices of our common stock as reported by the NASDAQ and the NYSE, as applicable, for each quarter of 2013 and 2012 were as follows:

	First	Second	Third	Fourth
2013
High	$45.94	$42.75	$51.00	$65.26
Low	$29.58	$32.25	$41.25	$48.78
2012
High	$39.02	$33.40	$43.10	$44.44
Low	$25.41	$22.64	$30.49	$28.31

Repurchases of Equity Securities

The following table provides information about repurchases by us of our common stock during the quarter ended June 28, 2013:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
March 30, 2013 — April 26, 2013	2.5	$51.45	2.5	$2,076
April 27, 2013 — May 24, 2013	1.9	$57.84	1.9	$1,970
May 25, 2013 — June 28, 2013	—	$—	—	$1,970

Total	4.4	$54.16	4.4	$1,970

(1)	On May 21, 2012, the Company announced that the Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Dividends to Shareholders

On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In 2013, we declared aggregate cash dividends of $1.00 per share of our common stock, totaling $240 million, of which $181 million was paid during 2013. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.

The following table provides information about the quarterly dividends our Board of Directors declared in fiscal 2013. We did not pay any cash dividends to our stockholders in fiscal 2012.

Record Date	Payment Date	Dividend Per Share
Sept. 28, 2012	Oct. 15, 2012	$0.25
Dec. 14, 2012	Dec. 26, 2012	$0.25
Mar. 29, 2013	Apr. 15, 2013	$0.25
June 28, 2013	July 15, 2013	$0.25

Unregistered Sales of Equity Securities

The Company’s U.S. employees are eligible to participate in the Western Digital Corporation 401(k) Plan (the “401(k) Plan”) through which the participants may invest in the Company’s common stock through a common stock fund. The Company’s common stock held in the stock fund is purchased in open market transactions by the plan trustee. We recently discovered that we exceeded the number of shares that we had registered for offers and sales under the 401(k) Plan and, therefore, failed to maintain an effective SEC registration statement for the 401(k) Plan. As a result, certain purchasers of common stock through the common stock fund under the 401(k) Plan may have the right to rescind their purchases. The potential rescission rights are immaterial to the Company’s consolidated financial statements. On August 1, 2013, the Company filed a new registration statement on Form S-8 to register offers and sales of shares under the 401(k) Plan after such date.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended June 28, 2013. The graph assumes that $100 was invested in our common stock at the close of market on June 27, 2008, and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 6/27/08)

Total Return Analysis

	6/27/08	7/3/09	7/2/10	7/1/11	6/29/12	6/28/13
Western Digital Corporation	$100.00	$75.19	$86.61	$105.08	$87.41	$182.07
S&P 500 Index	100.00	73.79	84.43	110.35	116.36	140.32
Dow Jones US Technology Hardware & Equipment Index	100.00	80.39	98.63	120.52	136.37	132.15

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

	June 28, 2013	June 29, 2012	July 1, 2011	July 2, 2010	July 3, 2009
	(in millions, except per share and employee data)
Revenue, net	$15,351	$12,478	$9,526	$9,850	$7,453
Gross profit	$4,363	$3,638	$1,791	$2,401	$1,337
Net income	$980	$1,612	$726	$1,382	$470
Income per common share:
Basic	$4.07	$6.69	$3.14	$6.06	$2.12
Diluted	$3.98	$6.58	$3.09	$5.93	$2.08
Cash dividends declared per common share	$1.00	$—	$—	$—	$—
Working capital	$3,625	$3,109	$3,317	$2,697	$1,705
Total assets	$14,036	$14,206	$8,118	$7,328	$5,291
Long-term debt	$1,725	$1,955	$150	$294	$400
Shareholders’ equity	$7,893	$7,669	$5,488	$4,709	$3,192
Number of employees	85,777	103,111	65,431	62,500	45,991

“Number of employees” excludes temporary employees and contractors. Results for HGST, the magnetic media sputtering operations of Hoya Corporation and Hoya Magnetics Singapore Pte. Ltd., and SiliconSystems Inc., which were acquired on March 8, 2012, June 30, 2010 and March 27, 2009, respectively, are included in our operating results only after the dates of their acquisitions.

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

Our Company

We are an industry-leading developer and manufacturer of storage solutions that enable people to create, manage, experience and preserve digital content. We design and make storage devices and home entertainment products under the HGST, WD and G-Technology brands. Our principal products today are hard drives that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are today’s primary storage medium for digital content. We operate our global business through two independent subsidiaries due to regulatory requirements—HGST and WD, both long-time innovators in the storage industry.

Acquisition

Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”) Acquisition

On March 8, 2012 (the “Closing Date”), we, through Western Digital Ireland (“WDI”), our indirect wholly-owned subsidiary, completed the acquisition (the “Acquisition”) of all the issued and outstanding paid-up share capital of Viviti Technologies Ltd., known until shortly before the Acquisition as HGST, from Hitachi, Ltd. (“Hitachi”), pursuant to a Stock Purchase Agreement, dated March 7, 2011, among us, WDI, Hitachi and HGST. The Acquisition is intended over time, and subject to compliance with the regulatory conditions discussed below under “Maintenance of Competitive Requirement,” to result in a more efficient and innovative customer-focused storage company. We do not expect to achieve significant operating expense synergies while the regulatory conditions are in effect.

The aggregate purchase price of the Acquisition amounted to approximately $4.7 billion. The purchase price consideration originally included preliminary estimates of the working capital assets acquired and liabilities assumed. Based on a final post-closing adjustment, the cash portion of the purchase price decreased by a net $27 million as a result of $37 million we received during 2013 for a post-closing adjustment related to changes in the working capital of HGST, partially offset by $10 million we paid during 2013 for a post-closing assumed pension adjustment. The purchase price was finalized prior to March 8, 2013, which was the final date of the 12 month measurement period following the date of the Acquisition.

Toshiba Transactions

In connection with the regulatory approval process of the Acquisition, we announced on May 15, 2012 that we had closed a transaction with Toshiba Corporation (“Toshiba”) to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited (“TSDT”), a wholly owned subsidiary of Toshiba that manufactured hard drives prior to the Thailand flooding. The net impact of these two transactions was immaterial to our consolidated financial statements. In August 2013, we received a $45 million insurance recovery related to facilities acquired in connection with the acquisition of TSDT.

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

Pending Acquisition of sTec

On June 24, 2013, we entered into a definitive merger agreement under which sTec will be acquired by HGST. The aggregate purchase price is estimated to be approximately $340 million in cash. This represents approximately $207 million in enterprise value, net of sTec’s cash as of March 31, 2013. The pending acquisition when completed will augment HGST’s existing solid-state storage capabilities, accelerating its ability to expand its participation in the rapidly growing area of enterprise SSDs. The pending acquisition, which is subject to closing customary conditions, is expected to be completed in the third or fourth calendar quarter of 2013.

Results of Operations

Fiscal 2013 Overview

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for HGST, which was acquired on March 8, 2012, are included in our operating results only after the date of its acquisition.

In 2013, our net revenue increased by 23% to $15.4 billion on hard drive shipments of 242 million units as compared to $12.5 billion and 202 million units in 2012. In 2013, 50% of our net revenue was derived from non-PC (personal computer) markets, which include enterprise applications, branded products and CE products, as compared to 19% in 2012. Hard drive average selling price (“ASP”) decreased to $61 in 2013 from $62 in 2012. Gross profit as a percentage of revenue decreased to 28.4% in 2013 from 29.2% in 2012. Operating income decreased from $1.8 billion in 2012 to $1.3 billion in 2013, which included a $681 million charge related to an arbitration award as well as $138 million of employee termination benefits and other charges. As a percentage of net revenue, operating income was 8.2% in 2013 compared to 14.2% in 2012. Net income in 2013 was $1.0 billion, or $3.98 per diluted share, compared to $1.6 billion, or $6.58 per diluted share, in 2012.

For the September quarter, we expect overall hard drive industry shipments to increase modestly to approximately 135 million to 140 million units from the June quarter’s 133 million units primarily due to a seasonal increase in consumer electronics and branded product shipments. We expect our revenue in the September quarter to remain flat or increase slightly from the June quarter reflecting modest price declines and a seasonal change in business mix.

Summary Comparison of 2013, 2012 and 2011

The following table sets forth, for the periods presented, selected summary information from our consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Years Ended
	June 28, 2013		June 29, 2012		July 1, 2011
Net revenue	$15,351	100.0%	$12,478	100.0%	$9,526	100.0%
Gross profit	4,363	28.4	3,638	29.2	1,791	18.8
R&D and SG&A	2,278	14.8	1,573	12.6	985	10.3
Charges related to arbitration award	681	4.4	—	—	25	0.3
Employee termination benefits and other charges	138	0.9	80	0.6	—	—
Charges related to flooding, net	—	—	214	1.7	—	—
Operating income	1,266	8.2	1,771	14.2	781	8.2
Other expense, net	(44)	(0.3)	(14)	(0.1)	(1)	—
Income before income taxes	1,222	8.0	1,757	14.1	780	8.2
Income tax provision	242	1.6	145	1.2	54	0.6
Net income	980	6.4	1,612	12.9	726	7.6

The following table sets forth, for the periods presented, summary information regarding unit shipments, ASPs and revenues by geography and channel (in millions, except percentages and ASPs):

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Net revenue	$15,351	$12,478	$9,526
ASPs (per unit)*	$61	$62	$45
Revenues by Geography(%)
Americas	26%	23%	22%
Europe, Middle East and Africa	20	19	23
Asia	54	58	55
Revenues by Channel(%)
OEM	63%	63%	49%
Distributors	24	25	32
Retailers	13	12	19
Unit Shipments*
PC	162	150	151
Non-PC	80	52	56

Total units shipped	242	202	207

*	Based on sales of hard drive units only.

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Revenue. Net revenue was $15.4 billion for 2013, an increase of 23% from 2012. Total hard drive shipments in 2013 increased to 242 million units as compared to 202 million units for the prior year. The increase resulted primarily from the contribution of a full year of HGST operations, partially offset by continued soft industry demand as well as a $1 decrease in ASP from $62 to $61.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. In addition, as a result of our acquisition of HGST, our revenue by channel mix has become more heavily weighted toward OEM.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2013, these programs represented 8% of gross revenues compared to 6% in 2012. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Profit. Gross profit for 2013 was $4.4 billion, an increase of $725 million, or 20%, from the prior year. Gross profit as a percentage of net revenue decreased to 28.4% in 2013 from 29.2% in 2012. This percentage decrease was primarily due to a decrease in ASP as well as $101 million of incremental amortization, reflecting a full year of amortization for intangibles related to the Acquisition.

Operating Expenses. Total research and development (“R&D”) expense and selling, general and administrative (“SG&A”) expense increased to 14.8% of net revenue in 2013 compared to 12.6% in 2012. R&D expense was $1.6 billion in 2013, an increase of $517 million, or 49%, over the prior year. This increase was primarily due to the inclusion of HGST’s R&D expense for the full year period as well as continued investment in product development to support new programs. As a percentage of net revenue, R&D expense increased to 10.2% in 2013 compared to 8.5% in 2012. SG&A expense was $706 million in 2013, an increase of $188 million, or 36%, as compared to 2012. This increase in SG&A expense was primarily due to the inclusion of a full year of HGST’s SG&A expense and amortization of intangibles related to the Acquisition, partially offset by the inclusion of acquisition-related expenses in the prior-year period. SG&A expense as a percentage of net revenue increased to 4.6% in 2013 compared to 4.2% in 2012.

During 2013, we recorded a $681 million charge related to an arbitration award for claims brought against us and a now former employee by Seagate Technology LLC (“Seagate”), alleging misappropriation of confidential information and trade secrets. For further detail see “Arbitration Award” section below.

During 2013, we recorded $138 million of employee termination benefits and other charges. These charges consisted of $109 million of employee termination benefits, $14 million of asset impairment charges and $15 million of other charges. During 2012, we recorded $56 million of asset impairment charges, $16 million of contract termination and other exit costs and $8 million of employee termination benefits. In addition, during 2012, we recorded $214 million of net charges related to the flooding in Thailand, including $119 million of fixed asset impairments, $61 million of recovery charges, $28 million of write-downs of damaged inventory and $27 million in wage continuation during the shutdown period of our facilities, offset by $21 million of insurance recoveries and other cost reimbursements.

Other Income (Expense). Other expense, net was $44 million in 2013 compared to $14 million in 2012. Interest expense increased from $26 million in 2012 to $55 million in 2013, primarily due to interest on a higher debt balance since the Acquisition. Interest income decreased slightly from $12 million in 2012 to $11 million in 2013 primarily due to a lower average daily invested cash balance for the period.

Income Tax Provision. Income tax expense was $242 million in 2013 as compared to $145 million in 2012. Tax expense as a percentage of income before taxes was 19.8% in 2013 compared to 8.3% in 2012. Our income tax provision for 2013 also reflects a tax benefit of $37 million as a result of the retroactive extension of the U.S. Federal research and experimentation tax credit (“R&D credit”) that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025, the current year generation of income tax credits and the effect of California Proposition 39.

On November 6, 2012, California voters approved California Proposition 39, which affects California state income tax apportionment for most multi-state taxpayers for tax years beginning on or after January 1, 2013. This proposition reduces our future income apportioned to California, making it less likely for us to realize certain California deferred tax assets. As a result, we recorded an $88 million charge in 2013 to reduce our previously recognized California deferred tax assets as of December 28, 2012.

As of June 28, 2013, we had a recorded liability for unrecognized tax benefits of approximately $240 million. We recognized a net decrease of $40 million in our liability for unrecognized tax benefits during 2013. Interest and penalties recognized on such amounts were not material.

The Internal Revenue Service (“IRS”) had completed its field examination of our federal income tax returns for fiscal years 2006 and 2007 and issued Revenue Agent Reports (“RARs”) that proposed adjustments to income before income taxes of approximately $970 million primarily related to transfer pricing and intercompany payable balances. We disagreed with the proposed adjustments and filed a protest with the IRS Appeals Office. In June 2013, we reached an agreement with the IRS to resolve the transfer pricing issue. This agreement resulted in a decrease in the amount of net operating loss and tax credits realized, but did not have an impact to our consolidated statements of income. The proposed adjustment relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of our fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated (“Komag”). In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by us on March 8, 2012.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of June 28, 2013, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our uncertain tax positions.

Arbitration Award

As disclosed below in Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition to vacate was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court’s decision with the Minnesota Court of Appeals. Oral arguments in the appeal were held on April 24, 2013. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals, believe that the District Court’s decision was correct, and will file a petition for review with the Minnesota Supreme Court. If the Minnesota Supreme Court elects not to hear our petition for review or affirms the Court of Appeals decision, the District Court is expected to enter an order and judgment confirming the $630.4 million final arbitration award, plus post-award interest on the $525 million initial award at the statutory rate of 10% from January 24, 2012. No judgment will be entered while we are petitioning the Minnesota Supreme Court. We will continue to vigorously defend this matter. Nevertheless, in light of uncertainties, including the fact that the review of the Court of Appeals decision by the Minnesota Supreme Court is discretionary, we recorded an accrual of $681 million for this matter in our financial statements for the three months ended June 28, 2013. This amount is in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. The total amount accrued of $706 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through June 28, 2013.

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

Operating Expenses. Total R&D expense and SG&A expense increased to 12.6% of net revenue in 2012 compared to 10.6% in 2011. R&D expense was $1.1 billion in 2012, an increase of $352 million, or 50%, over the prior year. This increase in R&D expense was primarily due to increased expense related to the business of HGST and the continued investment in product development to support new programs. As a percentage of net revenue, R&D expense increased to 8.5% in 2012 compared to 7.4% in 2011. SG&A expense was $518 million in 2012, an increase of $211 million, or 69%, as compared to 2011. This increase in SG&A expense was primarily due to increased expense related to the business of HGST, the expansion of sales and marketing to support new products and growing markets, $37 million of incremental expenses related to the acquisition of HGST and $15 million for amortization of intangibles related to the Acquisition. SG&A expense as a percentage of net revenue increased to 4.2% in 2012 compared to 3.2% in 2011.

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

The IRS has completed its field examination of the federal income tax returns for fiscal years 2006 and 2007 for us and calendar years 2005 and 2006 for Komag, which was acquired by us on September 5, 2007. In September 2011, we received a final RAR and Closing Agreement with respect to the years under examination for Komag. This agreement resulted in an immaterial benefit to our income tax provision. We have also received RARs from the IRS that seek adjustments to income before income taxes of approximately $970 million in connection with unresolved issues related primarily to transfer pricing and intercompany payable balances. We disagree with the proposed adjustments and in May 2011, we filed a protest with the IRS Appeals Office. In January 2012, the IRS commenced an examination of our fiscal years 2008 and 2009 and Komag’s period ended September 5, 2007.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of June 29, 2012, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.

Liquidity and Capital Resources

We ended 2013 with total cash and cash equivalents of $4.3 billion, an increase of $1.1 billion from June 29, 2012. The following table summarizes our statements of cash flows for the three years ended June 28, 2013 (in millions):

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Net cash flow provided by (used in):
Operating activities	$3,119	$3,067	$1,655
Investing activities	(970)	(4,167)	(793)
Financing activities	(1,048)	819	(106)
Effect of exchange rate changes on cash	—	(1)	—

Net increase (decrease) in cash and cash equivalents	$1,101	$(282)	$756

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

A total of $2.8 billion and $1.7 billion of our cash and cash equivalents was held outside of the United States at June 28, 2013 and June 29, 2012, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. If we are required to pay the arbitration award described in the section “Arbitration Award” above, the award would be paid from one of our foreign subsidiaries using cash and cash equivalents held outside of the United States. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities

Net cash provided by operating activities was $3.1 billion in both 2013 and 2012 as compared to $1.7 billion in 2011. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $715 million for 2013 as compared to $324 million for 2012 and $238 million for 2011.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The average quarterly cash conversion cycles for the three years ended 2013 were as follows:

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Days sales outstanding	43	49	47
Days in inventory	39	37	27
Days payables outstanding	(66)	(83)	(75)

Cash conversion cycle	16	3	(1)

For 2013, our average days sales outstanding (“DSOs”) decreased by 6 days, days in inventory (“DIOs”) increased by 2 days, and days payables outstanding (“DPOs”) decreased by 17 days. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. In the prior-year period, the higher DSOs, DIOs and DPOs were primarily due to the impact of including HGST’s accounts receivable, inventory and accounts payable balances as of June 29, 2012, but only including HGST’s revenue and cost of sales from the date of Acquisition. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Net cash used in investing activities for 2013 was $970 million as compared to $4.2 billion for 2012 and $793 million for 2011. During 2013, cash used in investing activities consisted primarily of $952 million of capital expenditures and $17 million related to the purchase of investments. Capital expenditures in 2013 primarily consisted of flood recovery and increased capacity for our broadening and growing product portfolio. During 2012, cash used in investing activities consisted of $3.5 billion, net of cash acquired, used for the acquisitions, $76 million of proceeds related to the sale of equipment, and capital expenditures of $717 million. During 2011, cash used in investing activities consisted of capital expenditures of $778 million and $15 million for equipment related to the acquisition of a semiconductor wafer fabrication facility.

Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have $14 million of auction-rate securities, which are classified as available-for-sale securities in our consolidated balance sheets.

Financing Activities

Net cash used in financing activities was $1.0 billion for 2013 as compared to net cash provided by financing activities of $819 million for 2012 and net cash used in financing activities of $106 million for 2011. Net cash used in financing activities for 2013 consisted of $842 million used to repurchase shares of our common stock, $181 million used to pay dividends on our common stock and $230 million used to repay long-term debt, offset by a net $205 million provided by employee stock plans. Net cash provided by financing activities for 2012 consisted of the $2.8 billion of proceeds borrowed under the Credit Facility in connection with the Acquisition, net of issuance costs, and a net $141 million provided by employee stock plans, offset by $604 million used to repurchase stock and $1.5 billion used to repay our outstanding debt as well as debt assumed in the Acquisition. Net cash used in financing activities for 2011 consisted of $106 million used to repay long-term debt and $50 million used to repurchase shares of our common stock, offset by a net $50 million related to employee stock plans.

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

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of June 28, 2013 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion*	$1,980	$230	$460	$1,290	$—
Operating leases	170	40	58	26	46
Unrecognized tax benefits*	208	—	56	124	28
Purchase obligations	5,302	5,290	10	1	1

Total	$7,660	$5,560	$584	$1,441	$75

*	Included within our consolidated balance sheet

Long-Term Debt

On March 8, 2012, in connection with the Acquisition, WDI and WDT (collectively, the “Borrowers”) entered into the Credit Facility that provides for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. In addition, the Borrowers may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. As of June 28, 2013, the outstanding balance of the term loan facility was $2.0 billion. We are required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2014 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) due and payable in full in fiscal 2017 on March 8, 2017. As of June 28, 2013, $500 million was available for future borrowings on the revolving credit facility. See Part II, Item 8, Note 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for us and our subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, our ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of our assets, enter into certain speculative hedging arrangements and make any material change in the nature of our business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of June 28, 2013, we were in compliance with all covenants under the Credit Facility.

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

We enter into, from time to time, other long-term purchase agreements for components with certain vendors. Generally, future purchases under these agreements are not fixed and determinable as they depend on our overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. These arrangements are not included under “Purchase obligations” in the table above. Please see Item 1A of this Annual Report on Form 10-K for a discussion of risks related to commitments.

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

Unrecognized Tax Benefits

As of June 28, 2013, the cash portion of our total recorded liability for unrecognized tax benefits was $208 million. We estimate the timing of the future payments of these liabilities to be within the next one to eight years. See Part II, Item 8, Note 9 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program

On May 21, 2012, we announced that our Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, we announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. We repurchased 19.0 million shares of our common stock for a total cost of $842 million in 2013. The remaining amount available to be purchased under our stock repurchase program as of June 28, 2013 was $2.0 billion. Subsequent to June 28, 2013 and through August 16, 2013, we repurchased an additional 2.3 million shares of our common stock for a total cost of $150 million. We may continue to repurchase our common stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

Cash Dividend Policy

On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In 2013, we declared aggregate cash dividends of $1.00 per share of our common stock, totaling $240 million, of which $181 million was paid during 2013. We may modify, suspend or cancel our cash dividend policy in any manner and at any time. See Part II, Item 5 included in this Annual Report on Form 10-K for further information.

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

Revenue and Accounts Receivable

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For 2013, sales incentive and marketing programs were 8% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.5% of quarterly gross revenue since the first quarter of fiscal 2011. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

Warranty

We record an accrual for estimated warranty costs when revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair costs which include scrap costs, and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical warranty tracking model to help prepare our estimates and assist us in exercising judgment in determining the underlying estimates. Our statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base our warranty estimates. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross profit and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from our estimates, our future results of operations could be materially affected. For a summary of historical changes in estimates related to pre-existing warranty provisions, refer to Part II, Item 8, Note 4 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Goodwill and Other Long-Lived Assets

The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. During 2013, we changed the date of our annual impairment test from the last day of May to the first day of our fiscal fourth quarter. We believe changing the test date to the first day of our fiscal fourth quarter is preferable as it allows us additional time to complete the impairment test.

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

Other intangible assets consist primarily of technology acquired in business combinations and in-process research and development. In-process research and development is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that it may be impaired. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

As of June 28, 2013, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gain (Loss)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$198	$99.39	$2
Malaysian Ringgit	$264	$3.13	$(4)
Philippine Peso	$42	$42.25	—
Singapore Dollar	$49	$1.24	$(1)
Thai Baht	$1,186	$29.84	$(43)
Fair value hedges:
British Pound Sterling	$3	$0.66	—
Euro	$12	$0.77	—
Japanese Yen	$88	$99.16	—
Philippine Peso	$23	$43.22	—
Thai Baht	$89	$31.17	—

*	Expressed in units of foreign currency per U.S. dollar

In 2013, 2012 and 2011, total net realized transaction and foreign exchange contract currency gains and losses were not material to our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 28, 2013 and June 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 28, 2013 and June 29, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation’s internal control over financial reporting as of June 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 16, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

August 16, 2013

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Western Digital Corporation:

We have audited Western Digital Corporation’s internal control over financial reporting as of June 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Western Digital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 28, 2013 and July 29, 2012, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2013, and the related financial statement schedule, and our report dated August 16, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

August 16, 2013

Irvine, California

WESTERN DIGITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	June 28, 2013	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,309	$3,208
Accounts receivable, net	1,793	2,364
Inventories	1,188	1,210
Other current assets	308	359

Total current assets	7,598	7,141
Property, plant and equipment, net	3,700	4,067
Goodwill	1,954	1,975
Other intangible assets, net	605	799
Other non-current assets	179	224

Total assets	$14,036	$14,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,990	$2,773
Accrued arbitration award	706	25
Accrued expenses	480	457
Accrued compensation	453	376
Accrued warranty	114	171
Current portion of long-term debt	230	230

Total current liabilities	3,973	4,032
Long-term debt	1,725	1,955
Other liabilities	445	550

Total liabilities	6,143	6,537
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 237 and 246 shares, respectively	3	3
Additional paid-in capital	2,188	2,223
Accumulated other comprehensive loss	(35)	(15)
Retained earnings	6,749	6,012
Treasury stock — common shares at cost; 24 shares and 15 shares, respectively	(1,012)	(554)

Total shareholders’ equity	7,893	7,669

Total liabilities and shareholders’ equity	$14,036	$14,206

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Revenue, net	$15,351	$12,478	$9,526
Cost of revenue	10,988	8,840	7,735

Gross profit	4,363	3,638	1,791

Operating expenses:
Research and development	1,572	1,055	703
Selling, general and administrative	706	518	282
Charges related to arbitration award	681	—	25
Employee termination benefits and other charges	138	80	—
Charges related to flooding, net	—	214	—

Total operating expenses	3,097	1,867	1,010

Operating income	1,266	1,771	781
Other income (expense):
Interest income	11	12	9
Interest and other expense	(55)	(26)	(10)

Total other expense, net	(44)	(14)	(1)

Income before income taxes	1,222	1,757	780
Income tax provision	242	145	54

Net income	$980	$1,612	$726

Income per common share:
Basic	$4.07	$6.69	$3.14

Diluted	$3.98	$6.58	$3.09

Weighted average shares outstanding:
Basic	241	241	231

Diluted	246	245	235

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Net income	$980	$1,612	$726
Other comprehensive income (loss), net of tax:
Change in net actuarial gains(losses)	14	(3)	—
Foreign currency translation gains (losses)	(4)	4	—
Net unrealized losses on cash flow hedges	(30)	(11)	(16)

Other comprehensive loss	(20)	(10)	(16)

Total comprehensive income	$960	$1,602	$710

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Cash flows from operating activities
Net income	$980	$1,612	$726
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,233	825	602
Stock-based compensation	137	92	69
Deferred income taxes	35	34	20
Non-cash portion of employee termination benefits and other charges	19	61	—
Non-cash portion of charges related to flooding	—	119	—
Changes in:
Accounts receivable, net	584	162	50
Inventories	22	88	(17)
Accounts payable	(511)	132	178
Accrued arbitration award	681	—	25
Accrued expenses	(122)	(310)	1
Accrued compensation	77	182	45
Other assets and liabilities	(16)	70	(44)

Net cash provided by operating activities	3,119	3,067	1,655

Cash flows from investing activities
Purchases of property, plant and equipment	(952)	(717)	(778)
Acquisitions, net	(1)	(3,526)	(15)
Purchase of investments	(17)	—	—
Proceeds from the sale of equipment	—	76	—

Net cash used in investing activities	(970)	(4,167)	(793)

Cash flows from financing activities
Issuance of stock under employee stock plans	185	74	58
Taxes paid on vested stock awards under employee stock plans	(25)	(15)	(8)
Excess tax benefits from employee stock plans	45	82	—
Repurchases of common stock	(842)	(604)	(50)
Dividends to shareholders	(181)	—	—
Repayment of debt	(230)	(908)	(106)
Proceeds from debt, net of issuance costs	—	2,775	—
Repayment of assumed debt	—	(585)	—

Net cash provided by (used in) financing activities	(1,048)	819	(106)

Effect of exchange rate changes on cash	—	(1)	—

Net increase (decrease) in cash and cash equivalents	1,101	(282)	756
Cash and cash equivalents, beginning of year	3,208	3,490	2,734

Cash and cash equivalents, end of year	$4,309	$3,208	$3,490

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$146	$16	$10
Cash paid for interest	$49	$22	$6
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with acquisition	$—	$877	$—
Accrual of cash dividend declared	$59	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at July 2, 2010	231	$2	—	$—	$1,022	$11	$3,674	$4,709
Employee stock plans	2		2	50				50
Stock based compensation					69			69
Repurchase of common stock			(2)	(50)				(50)
Net income							726	726
Unrealized loss on foreign exchange contracts						(16)		(16)

Balance at July 1, 2011	233	$2	—	$—	$1,091	$(5)	$4,400	$5,488
Employee stock plans	3		1	50	9			59
Stock based compensation					92			92
Common stock issued in connection with acquisition	25	1			876			877
Stock awards assumed in acquisition					73			73
Increase in excess tax benefits from employee stock plans					82			82
Repurchases of common stock			(16)	(604)				(604)
Net income							1,612	1,612
Actuarial pension loss						(3)		(3)
Foreign currency translation gains						4		4
Unrealized loss on foreign exchange contracts						(11)		(11)

Balance at June 29, 2012	261	$3	(15)	$(554)	$2,223	$(15)	$6,012	$7,669
Employee stock plans			10	384	(224)			160
Stock based compensation					141			141
Increase in excess tax benefits from employee stock plans					45			45
Repurchases of common stock			(19)	(842)				(842)
Dividends to shareholders					3		(243)	(240)
Net income							980	980
Actuarial pension gains						14		14
Foreign currency translation losses						(4)		(4)
Unrealized loss on foreign exchange contracts						(30)		(30)

Balance at June 28, 2013	261	$3	(24)	$(1,012)	$2,188	$(35)	$6,749	$7,893

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Western Digital Corporation (the “Company” or “Western Digital”) is an industry-leading developer and manufacturer of storage solutions that enable people to create, manage, experience and preserve digital content. The Company designs and makes storage devices and home entertainment products under the HGST, WD and G-Technology brands. The Company’s principal products today are hard drives that use one or more rotating magnetic disks (“magnetic media”) to store and allow fast access to data. Hard drives are today’s primary storage medium for digital content. The Company operates its global business through two independent subsidiaries due to regulatory requirements—HGST and WD, both long-time innovators in the storage industry.

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company has a 52 or 53-week fiscal year. The 2013, 2012 and 2011 fiscal years which ended on June 28, 2013, June 29, 2012 and July 1, 2011, respectively, consisted of 52 weeks each.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In fiscal 2013, the accounts for all foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. In fiscal 2012, the accounts for all foreign subsidiaries, except for one Japanese subsidiary in which Yen was the functional currency, have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from remeasurement or translation of these accounts from local currencies into U.S. dollars were immaterial to the consolidated financial statements.

On March 8, 2012 (“Closing Date”), the Company completed its acquisition (“the Acquisition”) of all of the issued and paid-up share capital of Viviti Technologies Ltd., known until shortly before the Acquisition as Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”) from Hitachi, Ltd. (“Hitachi”). The acquisition is further described in Note 14. The results of operations of HGST since the date of Acquisition are included in the consolidated financial statements.

Cash and Cash Equivalents

The Company’s cash equivalents represent highly liquid investments in money market funds, which are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities with original maturities when purchased of three months or less.

Investments

The Company’s investments consist of auction-rate securities, which are primarily backed by insurance products with original maturities greater than three months. The Company has classified these investments as available-for-sale securities and they are carried at fair value within other non-current assets in the consolidated balance sheets. In addition, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the consolidated balance sheets and are periodically analyzed to determine whether or not there are indicators of impairment.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At both June 28, 2013 and June 29, 2012, the Company had reserves for potential credit losses of $9 million, and net accounts receivable of $1.8 billion and $2.4 billion at each date, respectively.

The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Inventories

The Company values inventories at the lower of cost (first-in, first out and weighted average methods) or net realizable value. The first-in, first-out (“FIFO”) method is used to value the cost of the majority of the Company’s inventories, while the weighted-average method is used to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by the Company. The Company has determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, precious metals are relieved from inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a FIFO method. As of June 28, 2013 and June 29, 2012, 91% and 89%, respectively, of the inventory was valued using the FIFO method with the remainder valued using the weighted average method. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Property, Plant and Equipment

The cost of property, plant and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings are depreciated over periods ranging from fifteen to thirty years. The majority of the Company’s equipment is depreciated over periods of two to seven years. Depreciation is computed on a straight-line basis. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Goodwill and Other Long-Lived Assets

The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. During 2013, the Company changed the date of its annual impairment test from the last day of May to the first day of its fiscal fourth quarter. The Company believes changing the test date to the first day of its fiscal fourth quarter is preferable as it should allow the Company additional time to complete the impairment test.

The Company first uses qualitative factors to determine whether goodwill is more likely than not impaired. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, it follows a two-step approach to quantify the impairment.

The Company is required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each reporting unit may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment for each reporting unit. The Company did not record any impairment of goodwill during 2013, 2012, or 2011.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist primarily of technology acquired in business combinations and in-process research and development. In-process research and development is not amortized. Instead, it is instead tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that it may be impaired. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairments to certain long-lived assets in 2013 and 2012. See Notes 15 and 16. The Company did not record any impairment to long-lived assets in 2011.

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

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair costs which include scrap costs, and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help prepare estimates and assist the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on hard drive reliability, such as factory test data, historical field return rates, and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross profit and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected.

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

Advertising Expense

Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company included advertising costs of $61 million, $30 million and $11 million in 2013, 2012 and 2011, respectively.

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The actual liability for unrealized tax benefits in any such contingency may be materially different from the Company’s estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits, and may materially affect the Company’s operating results.

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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Net income	$980	$1,612	$726

Weighted average shares outstanding:
Basic	241	241	231
Employee stock options and other	5	4	4

Diluted	246	245	235

Income per common share:
Basic	$4.07	$6.69	$3.14

Diluted	$3.98	$6.58	$3.09

Anti-dilutive potential common shares excluded*	3	5	3

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

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

The following table illustrates the changes in the balances of each component of accumulated comprehensive income for 2013, 2012 and 2011:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at July 2, 2010	$—	$—	$11	$11
Other comprehensive loss	—	—	(16)	(16)

Balance at July 1, 2011	$—	$—	$(5)	$(5)
Other comprehensive income (loss)	(3)	4	(11)	(10)

Balance at June 29, 2012	$(3)	$4	$(16)	$(15)
Other comprehensive income (loss)	14	(4)	(30)	(20)

Balance at June 28, 2013	$11	$—	$(46)	$(35)

Foreign Exchange Contracts

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. The Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges and had an aggregate notional amount of $2.0 billion and $1.6 billion at June 28, 2013 and June 29, 2012, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax and presented within cash flow from operations. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.

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

Pensions and Other Postretirement Benefit Plans

The Company has defined benefit pension plans and other postretirement plans covering certain employees in various countries. The benefits are based on the employees’ years of service and compensation. The plans are funded in conformity with the funding requirements of applicable government authorities. The Company amortizes unrecognized actuarial gains and losses and prior service costs on a straight-line basis over the remaining estimated average service life of the participants. The measurement date for the plans is the Company’s fiscal year-end. The Company recognizes the funded status of its defined benefit pension and postretirement plans in the consolidated balance sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss) in the year in which such changes occur. See Note 13 for additional disclosures related to the Company’s pension and other postretirement benefit plans.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2011-08”). The new standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Accounting Standards Codification 350-30, “Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.” The Company adopted this pronouncement in its first quarter of fiscal 2013. The adoption of ASU 2011-08 did not have a material impact to the Company’s consolidated financial statements in the first quarter of fiscal 2013.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component for those items reclassified to net income in their entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new standard is effective for fiscal years beginning after December 15, 2012. In the Company’s circumstances, this is the first quarter of fiscal 2014. Since ASU 2013-02 relates only to the presentation and disclosure of information, it is not expected to have a material effect on the Company’s consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Supplemental Financial Statement Data

	June 28, 2013	June 29, 2012
	(In millions)
Inventories:
Raw materials and component parts	$167	$245
Work-in-process	575	552
Finished goods	446	413

Total inventories	$1,188	$1,210

Property, plant and equipment:
Land and buildings	$1,231	$1,222
Machinery and equipment	5,738	5,211
Furniture and fixtures	39	15
Leasehold improvements	233	128
Construction-in-process	375	597

Total property, plant and equipment	7,616	7,173
Accumulated depreciation	(3,916)	(3,106)

Property, plant and equipment, net	$3,700	$4,067

Note 3. Debt

Long-term debt consisted of the following as of June 28, 2013 and June 29, 2012 (in millions):

	2013	2012
Term loan	$1,955	$2,185
Less amounts due in one year	(230)	(230)

Long-term debt	$1,725	$1,955

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

The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of June 28, 2013, the term loan facility had a variable interest rate of 2.2% and a remaining, outstanding balance of $2.0 billion. The Company is required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2014 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) due and payable in full in fiscal 2017 on March 8, 2017. As of June 28, 2013, $500 million was available for future borrowings on the revolving credit facility.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of its assets, and enter into certain speculative hedging arrangements and make any material change in the nature of its business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the Lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of June 28, 2013, the Company was in compliance with all covenants.

Note 4. Commitments and Contingencies

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2022. Rental expense under these operating leases, including month-to-month rentals, was $64 million, $41 million and $23 million in 2013, 2012 and 2011, respectively. Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 28, 2013 are as follows (in millions):

Operating
2014	$40
2015	32
2016	26
2017	13
2018	13
Thereafter	46

Total future minimum payments	$170

Product Warranty Liability

Changes in the warranty accrual for 2013, 2012 and 2011 were as follows (in millions):

	2013	2012	2011
Warranty accrual, beginning of period	$260	$170	$170
Warranty liabilities assumed as a result of the Acquisition	—	139	—
Charges to operations	178	154	172
Utilization	(221)	(196)	(160)
Changes in estimate related to pre-existing warranties	(30)	(7)	(12)

Warranty accrual, end of period	$187	$260	$170

Accrued warranty also includes amounts classified in other liabilities in the consolidated balance sheets of $73 million at June 28, 2013 and $89 million at June 29, 2012.

Long-term Purchase Agreements

The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. The Company expects these commitments to total $43 million for 2014, $8 million for 2015, $2 million for 2016, $1 million for 2017 and $1 million for 2018.

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

On November 10, 2010, plaintiff Rembrandt Data Storage (“Rembrandt”) filed a complaint in the Western District of Wisconsin against WD alleging infringement of U.S. Patent Nos. 5,995,342 and 6,195,232. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to specific thin film heads having solenoid coils. After a favorable claim construction ruling by the court, WD secured a stipulation from Rembrandt to dismiss the case. Rembrandt appealed the Court’s claim construction ruling, and the Federal Circuit issued a summary affirmance in favor of WD in December 2012. Rembrandt did not appeal this ruling and the case has closed.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 29, 2013, plaintiffs Charles C. Freeney III et al. filed a complaint in the Eastern District of Texas against WD alleging infringement of U.S. Patent No. 7,110,744. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patent allegedly relates to WD’s AC router products. WD intends to defend itself vigorously in this matter.

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

On October 30, 2012, Seagate initiated an appeal of the District Court’s decision with the Minnesota Court of Appeals. Oral arguments in the appeal were held on April 24, 2013. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. The Company strongly disagrees with the decision of the Court of Appeals, believes that the District Court’s decision was correct, and will file a petition for review with the Minnesota Supreme Court. If the Minnesota Supreme Court elects not to hear the Company’s petition for review or affirms the Court of Appeals decision, the District Court is expected to enter an order and judgment confirming the $630.4 million final arbitration award, plus post-award interest on the $525 million initial award at the statutory rate of 10% from January 24, 2012. No judgment will be entered while the Company is petitioning the Minnesota Supreme Court. The Company will continue to vigorously defend this matter. Nevertheless, in light of uncertainties, including the fact that the review of the Court of Appeals decision by the Minnesota Supreme Court is discretionary, the Company recorded an accrual of $681 million for this matter in its financial statements for the three months ended June 28, 2013. This amount is in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. The total amount accrued of $706 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through June 28, 2013.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Business Segment, Geographic Information and Major Customers

Segment Information

The Company operates in one reportable operating segment, the hard drive business.

Geographic Information

The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines, Singapore, and Thailand as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended June 28, 2013 (in millions):

	2013	2012	2011
Net revenue(1):
United States	$3,403	$2,366	$1,589
China	4,145	2,826	1,697
Asia	4,129	4,393	3,737
Europe, Middle East and Africa	3,056	2,325	2,196
Other	618	568	307

Total	$15,351	$12,478	$9,526

Long-lived assets:
United States	$1,517	$1,687	$1,285
China	348	428	—
Asia	4,434	4,915	1,345
Europe, Middle East and Africa	139	35	1

Total	$6,438	$7,065	$2,631

(1)	Net revenue is attributed to geographic regions based on the ship to location of the customer.

Major Customers

For 2013 and 2011, no single customer accounted for 10%, or more, of the Company’s net revenue. For 2012, sales to Hewlett Packard Company accounted for 11% of the Company’s net revenue. For 2013, 2012, and 2011, sales to the Company’s top ten customers accounted for 44%, 50% and 49% of the Company’s net revenue, respectively.

Note 7. Western Digital Corporation 401(k) Plan

The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company makes a basic matching contribution on behalf of each participating eligible employee equal to fifty percent (50%) of the eligible participant’s pre-tax contributions for the contribution cycle not to exceed 5% of the eligible participant’s compensation; provided, however, that each eligible participant shall receive a minimum annual basic matching contribution equal to fifty percent (50%) of the first $4,000 of pre-tax contributions for any calendar year. The Plan was amended effective January 1, 2013, to provide for a year-end true-up matching contribution such that participants who save at least 5% of their eligible compensation for the year receive a minimum annual matching contribution equal to 2.5% of eligible compensation (up to Internal Revenue Service (“IRS”) limitations). Company contributions vest over a 5-year period of employment. For 2013, 2012, and 2011, the Company made Plan contributions of $19 million, $12 million and $9 million, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Shareholders’ Equity

Stock Incentive Plans

In addition to awards assumed in connection with the Acquisition, the Company maintains four stock-based incentive plans (collectively, including the assumed HGST awards, referred to as the “Stock Plans”): the amended and restated 2004 Performance Incentive Plan, the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan and the Stock Option Plan for Non-Employee Directors. No new awards may be granted under the Employee Stock Option Plan, the Broad-Based Stock Incentive Plan or the Stock Option Plan for Non-Employee Directors (collectively referred to as the “Prior Stock Plans”). As of June 28, 2013, options to purchase 194,409 shares of the Company’s common stock remained outstanding and exercisable under the Employee Stock Option Plan. Other than for such options, no restricted stock or other awards were outstanding under the Prior Stock Plans as of June 28, 2013. Options granted under the Prior Stock Plans expire either five or ten years from the date of grant.

The types of awards that may be granted under the 2004 Performance Incentive Plan include stock options, SARs, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs under the 2004 Performance Incentive Plan is ten years after the grant date of the award. RSUs granted under the 2004 Performance Incentive Plan typically vest over periods ranging from one to five years from the date of grant. To the extent available, the Company issues shares out of treasury stock upon the vesting of awards or the exercise of employee stock options and ESPP.

As of June 28, 2013, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2004 Performance Incentive Plan was 48.8 million shares. Any shares subject to awards under the Prior Stock Plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. Shares issued in respect of stock options and SARs granted under the 2004 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas shares issued in respect of any other type of award granted through November 7, 2012 under the plan count against the plan’s share limit as 1.35 shares for every one share actually issued in connection with such award. Shares issued in respect of awards granted on or after November 8, 2012 count against the plan’s share limit as 1.72 shares for every one share actually issued in connection with such award. The 2004 Performance Incentive Plan was extended in 2013 and will terminate on August 6, 2022 unless terminated earlier by the Company’s Board of Directors.

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

Stock-based Compensation Expense

The Company recognized in expense $88 million, $57 million and $37 million for stock-based compensation related to the vesting of options issued by the Company under the Stock Plans and the ESPP in 2013, 2012 and 2011, respectively. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $25 million, $12 million and $8 million in 2013, 2012 and 2011, respectively. As of June 28, 2013, total compensation cost related to unvested stock options granted under the Stock Plans and ESPP rights issued to employees but not yet recognized was $105 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.2 years.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of this footnote, references to RSUs include performance stock unit awards (“PSUs”) reported at target. The effect of the PSU activity was immaterial to the consolidated financial statements in 2013 and 2012. The Company granted approximately 1.7 million RSUs during 2013, which are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of the shares underlying the RSUs was $74 million at the date of grant. The compensation expense for granted and assumed RSUs is being recognized as expense over the corresponding vesting or measurement periods of the awards. For purposes of recognizing awards granted, the Company has assumed a weighted average forfeiture rate of 2.0% based on a historical analysis indicating forfeitures for these types of awards. The Company recognized in expense $52 million, $35 million and $32 million related to RSUs granted under the Stock Plans that vested during 2013, 2012 and 2011, respectively. The tax benefit realized as a result of the aforementioned expense was $14 million, $10 million and $12 million in 2013, 2012 and 2011, respectively. As of June 28, 2013, the aggregate unamortized fair value of all unvested RSUs granted under the Stock Plans was $70 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.4 years. In 2013, stock-based compensation expense included $5 million of accelerated expense associated with the employee termination benefits as discussed in Note 16.

The Company recognized in expense $46 million related to adjustments to market value as well as the vesting of SARs in 2013 and a benefit of $7 million related to SARs in 2012. The tax benefit realized as a result of the aforementioned SARs expense was $4 million in 2013. There was no tax effect in 2012. The SARs will be settled in cash upon exercise. As a result, the Company had a total liability of $46 million related to SARs included in accrued liabilities as of June 28, 2013 in the consolidated balance sheet. As of June 28, 2013, total compensation cost related to unvested SARs issued to employees but not yet recognized was $11 million and will be recognized on a straight-line basis over a weighted average service period of approximately 0.8 years.

Stock Option Activity

The following table summarizes stock option activity under the Stock Plans over the last three fiscal years (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at July 2, 2010	9.4	$20.61
Granted	2.5	26.59
Exercised	(1.4)	16.83
Forfeited or expired	(0.3)	26.21

Options outstanding at July 1, 2011	10.2	$22.49
Granted	3.7	31.78
Assumed	4.2	8.47
Exercised	(2.1)	15.14
Forfeited or expired	(0.2)	28.76

Options outstanding at June 29, 2012	15.8	$21.89
Granted	3.4	43.51
Exercised	(6.8)	18.53
Forfeited or expired	(0.5)	32.72

Options outstanding at June 28, 2013	11.9	$29.47	4.4	$389

Exercisable at June 28, 2013	5.1	$24.05	3.1	$192

Vested and expected to vest after June 28, 2013	11.7	$29.29	4.4	$384

If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of June 28, 2013, the Company had options outstanding to purchase an aggregate of 11.9 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $389 million at that date. During 2013, 2012 and 2011, the aggregate intrinsic value of options exercised under the Stock Plans was $211 million, $53 million and $25 million, respectively, determined as of the date of exercise.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding and exercisable under the Stock Plans as of June 28, 2013 (in millions, except exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$6.67 – $19.60	2.4	3.1	$10.77	1.5	$13.15
$19.89 – $26.17	2.7	3.3	24.95	1.9	24.55
$26.80 – $35.74	2.3	4.6	29.80	1.0	29.69
$35.75 – $41.75	1.4	4.6	37.54	0.7	36.60
$43.11 – $64.61	3.1	6.2	43.70	—	43.11

	11.9	4.4	$29.47	5.1	$24.05

RSU Activity

The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 2, 2010	3.1	$28.43
Granted	1.0	26.75
Vested	(0.8)	24.03
Forfeited or expired	(0.2)	32.41

RSUs outstanding at July 1, 2011	3.1	$28.85
Granted	1.6	32.87
Assumed	0.4	38.98
Vested	(1.3)	24.58
Forfeited or expired	(0.1)	32.01

RSUs outstanding at June 29, 2012	3.7	$33.19
Granted	1.7	43.14
Vested	(1.4)	37.89
Forfeited or expired	(0.4)	35.46

RSUs outstanding at June 28, 2013	3.6	$35.82

Expected to vest after June 28, 2013	3.4	$35.68

The fair value of each RSU is the market price of the Company’s stock on the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of the vesting of the units. The aggregate value of RSUs that became fully-vested during 2013, 2012 and 2011 was $71 million, $41 million and $23 million, respectively, determined as of the vest date. The grant-date fair value of the shares underlying the RSU awards at the date of grant or assumption was $74 million, $71 million and $26 million in 2013, 2012 and 2011, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 2.0%, 2.4% and 1.8% during 2013, 2012 and 2011, respectively, based on a historical analysis indicating forfeitures for these types of awards.

SARs Activity

The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of June 28, 2013, 1.0 million SARs were outstanding with a weighted average exercise price of $7.90. There were no SARs granted and all other SARs activity was immaterial to the consolidated financial statements for the year ended June 28, 2013.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosure — Binomial Model

The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions. The Company uses historical data to estimate exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three years ended June 28, 2013 was estimated using the following weighted average assumptions:

	2013	2012	2011
Suboptimal exercise factor	1.90	1.81	1.81
Range of risk-free interest rates	0.14% to 1.96%	0.12% to 1.61%	0.20% to 2.90%
Range of expected stock price volatility	0.36 to 0.53	0.41 to 0.55	0.39 to 0.59
Weighted average expected volatility	0.49	0.49	0.52
Post-vesting termination rate	2.16%	2.61%	2.44%
Dividend yield	2.53%	—	—
Fair value	$15.75	$12.91	$11.42

The weighted average expected term of the Company’s stock options granted during 2013, 2012 and 2011 was 4.0 years, 4.9 years and 4.7 years, respectively.

Fair Value Disclosure — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the ESPP are granted on either June 1st or December 1st of each year.

The fair values of all ESPP purchase rights granted on or prior to June 28, 2013 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	ESPP
	2013	2012	2011
Option life (in years)	1.24	1.24	1.25
Risk-free interest rate	0.23%	0.22%	0.44%
Stock price volatility	0.42	0.46	0.44
Dividend yield	1.61%	—	—
Fair value	$10.36	$7.29	$8.36

Stock Repurchase Program

On May 21, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of its common stock through May 18, 2017. On September 13, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of its common stock and the extension of its stock repurchase program until September 13, 2017. The Company repurchased 19.0 million shares for a total cost of $842 million during 2013. The remaining amount available to be purchased under the Company’s stock repurchase program as of June 28, 2013 was $2.0 billion. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Reserved for Issuance

The following table summarizes all shares of common stock reserved for issuance at June 28, 2013 (in millions):

Number of Shares
Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	28.4
ESPP	7.8

Total	36.2

Dividends to Shareholders

On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In 2013, the Company declared aggregate cash dividends of $1.00 per share of the Company’s common stock, totaling $240 million, of which $181 million was paid during 2013. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

Note 9. Income Taxes

Pre-tax Income

The domestic and foreign components of income before income taxes were as follows for the three years ended June 28, 2013 (in millions):

	2013	2012	2011
Foreign	$870	$1,559	$660
Domestic	352	198	120

Income before income taxes	$1,222	$1,757	$780

Income Tax Provision

The components of the provision for income taxes were as follows for the three years ended June 28, 2013 (in millions):

	2013	2012	2011
Current:
Foreign	$57	$12	$12
Domestic-federal	149	98	21
Domestic-state	1	1	1
Deferred:
Foreign	(7)	18	—
Domestic-federal	(46)	25	30
Domestic-state	88	(9)	(10)

Income tax provision	$242	$145	$54

The Company’s income tax provision for 2013 reflects a tax benefit of $37 million as a result of the retroactive extension of the U.S. Federal research and experimentation tax credit (“R&D credit”) that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013.

In addition, on November 6, 2012, California voters approved California Proposition 39, which affects California state income tax apportionment for most multi-state taxpayers for tax years beginning on or after January 1, 2013. This proposition reduces the Company’s future income apportioned to California, making it less likely for the Company to realize certain California deferred tax assets. As a result, the Company recorded an $88 million charge in 2013 to reduce its previously recognized California deferred tax assets as of December 28, 2012.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remaining net undistributed earnings from foreign subsidiaries at June 28, 2013 on which no U.S. tax has been provided amounted to $6.8 billion. The net undistributed earnings are intended to finance local operating requirements and capital investments. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings would be $2.3 billion if the Company repatriated the $6.8 billion in undistributed earnings from the foreign subsidiaries.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of June 28, 2013 and June 29, 2012 were as follows (in millions):

	2013	2012
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$45	$61
Accrued compensation and benefits not currently deductible	182	166
Domestic net operating loss carryforward	103	112
Business credit carryforward	123	154
Long-lived assets	47	—
Other	71	90

Total deferred tax assets	571	583
Deferred tax liabilities:
Long-lived assets	(156)	(191)
Other	—	(18)

Total deferred tax liabilities	(156)	(209)

Valuation allowances	(133)	(40)

Deferred tax assets, net	$282	$334

Deferred tax assets:
Current portion (included in other current assets)	$160	$159
Non-current portion (included in other non-current assets)	411	424

Total deferred tax assets	571	583
Deferred tax liabilities:
Current portion (included in other current assets)	—	(3)
Non-current portion (included in other non-current assets)	(156)	(206)

Total deferred tax liabilities	(156)	(209)

Valuation allowances (included in non-current portion of deferred tax assets)	(133)	(40)

Deferred tax assets, net	$282	$334

The net deferred tax asset valuation allowance was $133 million as of June 28, 2013. This $93 million increase in valuation allowance was due to the passage of Proposition 39, which affects California state income apportionment for most multi-state taxpayers beginning on or after January 1, 2013. This proposition reduces the Company’s future income apportioned to California, making it less likely for the Company to realize certain California deferred tax assets. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.

In addition to the deferred tax assets presented above, the Company had additional NOL benefits related to stock-based compensation deductions of $13 million and $33 million at June 28, 2013 and June 29, 2012, respectively. During the current year, the Company generated an additional $25 million of benefits related to stock-based compensation deductions. The benefits generated in the current year, along with $20 million of the benefits related to prior years, were utilized in the current year. This $45 million was recorded as a credit to shareholders’ equity.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended June 28, 2013:

	2013	2012	2011
U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(19)	(29)	(26)
Tax effect of U.S. permanent differences	—	3	3
State income tax, net of federal tax	8	1	(1)
Income tax credits	(4)	(2)	(4)

Effective tax rate	20%	8%	7%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines, Singapore and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates from 2014 through 2025. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $899 million ($3.65 per diluted share), $729 million ($2.98 per diluted share), and $362 million ($1.54 per diluted share) in 2013, 2012 and 2011, respectively.

As of June 28, 2013, the Company had federal and state NOL carryforwards of $309 million and $205 million, respectively. In addition, as of June 28, 2013, the Company had various federal and state tax credit carryforwards of $271 million combined. The NOL carryforwards available to offset future federal and state taxable income expire at various dates from 2020 to 2032 and 2017 to 2031, respectively. Approximately $42 million of the credit carryforwards available to offset future taxable income expire at various dates from 2016 to 2031. The remaining amount is available indefinitely. NOLs and credits relating to Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007, and HGST, which was acquired by the Company on March 8, 2012, are subject to limitations under Section 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of Komag’s NOLs and credits ultimately realized. The Company expects the total amount of HGST’s NOLs and credits ultimately realized will be reduced by $39 million and $33 million, respectively. Because the Company expects the amount of HGST’s NOLs and credits ultimately realized will be reduced, the Company has adjusted the goodwill accordingly.

Uncertain Tax Positions

The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of June 28, 2013, such interest and penalties were not material. As of June 28, 2013, the Company had $240 million of unrecognized tax benefits.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended June 28, 2013, June 29, 2012 and July 1, 2011 (in millions):

	2013	2012	2011
Unrecognized tax benefit at beginning of period	$280	$245	$230
Gross increases related to current year tax positions	29	14	24
Gross increases related to prior year tax positions	10	—	5
Gross decreases related to prior year tax positions	(8)	—	(11)
Settlements	(64)	(18)	(2)
Lapse of statute of limitations	(7)	—	(1)
HGST acquisition	—	39	—

Unrecognized tax benefit at end of period	$240	$280	$245

The Company’s unrecognized tax benefits are primarily included within long-term liabilities in the Company’s consolidated balance sheets. The entire balance of unrecognized tax benefits at June 28, 2013, June 29, 2012 and July 1, 2011, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state, and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2008 through 2012. In foreign jurisdictions, with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2006. The Company is no longer subject to examination by the IRS for periods prior to 2008, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period.

The IRS had completed its field examination of the Company’s federal income tax returns for fiscal years 2006 and 2007 and issued Revenue Agent Reports (“RARs”) that proposed adjustments to income before income taxes of approximately $970 million primarily related to transfer pricing and intercompany payable balances. The Company disagreed with the proposed adjustments and filed a protest with the IRS Appeals Office. In June 2013, the Company reached an agreement with the IRS to resolve the transfer pricing issue. This agreement resulted in a decrease in the amount of net operating loss and tax credits realized, but did not have an impact to the Company’s consolidated statements of income. The proposed adjustment relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of the Company’s fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated (“Komag”). In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 28, 2013, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 28, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$1,227	$—	$—	$1,227
Auction-rate securities	—	—	14	14

Total assets at fair value	$1,227	$—	$14	$1,241

Liabilities:
Foreign exchange contracts	$—	$57	$—	$57

Total liabilities at fair value	$—	$57	$—	$57

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

Money Market Funds. The Company’s money market funds are funds that invest in U.S. Treasury securities and U.S. Government Agency securities and are recorded within cash and cash equivalents in the consolidated balance sheets. Money market funds are valued based on quoted market prices.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are classified within other current assets and liabilities in the consolidated balance sheets. The Company presents its foreign exchange contracts on a net basis in the consolidated balance sheets due to the right of offset by its individual counterparties under master netting arrangements. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.

For the year ended June 28, 2013, there were no transfers between levels and no changes in Level 3 financial assets measured on a recurring basis. For the year ended June 28, 2012, the Company had a $1 million settlement in its Level 3 financial assets measured on a recurring basis, reducing the balance from $15 million to $14 million.

Note 11. Foreign Exchange Contracts

As of June 28, 2013, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $46 million. In addition, as of June 28, 2013, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $6.0 billion and $3.2 billion, and closed $4.5 billion and $3.2 billion, in foreign exchange contracts for the years ended June 28, 2013 and June 29, 2012, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	2013		2012		2013		2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current assets	$1	Accrued expenses	$57	Accrued expenses	$22

The impact on the consolidated financial statements was as follows (in millions):

Derivatives in Cash	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Flow Hedging Relationships	2013	2012		2013	2012
Foreign exchange contracts	$13	$(12)	Cost of revenue	$43	$1

The total net realized transaction and foreign exchange contract currency gains and losses were not material to the consolidated financial statements during 2013, 2012 and 2011, respectively. See Notes 1 and 10 for additional disclosures related to the Company’s foreign exchange contracts.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Other Intangible Assets

Other intangible assets consist primarily of technology acquired in business combinations and are amortized on a straight-line basis over the respective estimated useful lives of the assets. Intangible assets as of June 28, 2013 were as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)	(in millions)	(in millions)
Existing technology	5	$561	$245	$316
Customer relationships	4	139	57	82
Other	3	65	36	29
Leasehold interests	31	40	5	35
In-process research and development	—	143	—	143

Total		$948	$343	$605

Intangible assets as of June 29, 2012 were as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)	(in millions)	(in millions)
Existing technology	5	$543	$108	$435
Customer relationships	4	139	14	125
Other	3	65	10	55
Leasehold interests	28	43	2	41
In-process research and development	—	143	—	143

Total		$933	$134	$799

Other intangible assets in the table above include a joint development agreement, trade names and a non-compete agreement. Amortization expense for intangible assets was $209 million, $79 million and $17 million for 2013, 2012 and 2011, respectively. As of June 28, 2013, estimated future amortization expense for intangible assets is $197 million for 2014, $140 million for 2015, $62 million for 2016, $34 million for 2017 and $3 million for 2018.

Note 13. Pensions and Other Post-retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s consolidated financial statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

The changes in the benefit obligations and plan assets for the Japanese defined benefit pension plans were as follows for 2013 and 2012 (in millions):

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$286	$279
Service cost	11	4
Interest cost	5	2
Actuarial gain	(4)	—
Benefits paid	(6)	(2)
Non-U.S. currency movement	(58)	3

Benefit obligation at end of period	234	286

Change in plan assets:
Fair value of plan assets at beginning of period	167	162
Actual return on plan assets	29	(1)
Employer contributions	15	6
Benefits paid	(6)	(2)
Non-U.S. currency movement	(38)	2

Fair value of plan assets at end of period	167	167

Unfunded status at end of year	$67	$119

The following table presents the unfunded amounts as recognized on the Company’s consolidated balance sheets as of June 28, 2013 and June 29, 2012 (in millions):

	2013	2012
Current liabilities	$1	$3
Non-current liabilities	66	116

Net amount recognized	$67	$119

The accumulated benefit obligation for the Japanese defined benefit pension plans was $233 million at June 28, 2013. Net actuarial gains for the defined benefit pension plans of $14 million are recognized in accumulated other comprehensive loss in the consolidated balance sheet as of June 28, 2013. There were no prior service credits for the defined benefit pension plans recognized in accumulated other comprehensive loss in the consolidated balance sheet as of June 28, 2013. The amount expected to be amortized into net periodic benefit cost in fiscal 2014 is immaterial to the consolidated financial statements.

Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations for the Japanese defined benefit pension plans were as follows for 2013 and 2012:

	2013	2012
Discount rate	1.6%	1.8%
Rate of compensation increase	0.9%	1.4%

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average actuarial assumptions used to determine benefit costs for the Japanese defined benefit pension plans were as follows for 2013 and 2012:

	2013	2012
Discount rate	1.8%	1.9%
Expected long-term rate of return on plan assets	3.5%	3.5%
Rate of compensation increase	1.2%	1.4%

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

Plan Assets

Investment Policies and Strategies

The investment policy in Japan is to generate a stable return on investments over a long-term horizon in order to have adequate pension funds to meet the Company’s future obligations. In order to achieve this investment goal, a diversified portfolio with target asset allocation and expected rate of return is established by considering factors such as composition of participants, level of funded status, capacity to absorb risks, and the current economic environment. The target asset allocation is 35% in equity securities, 62% in debt securities and the remaining 3% in other assets. Risk management is accomplished through diversification, periodic review of plan asset performance, and appropriate realignment of asset allocation. Assumptions regarding the expected long-term rate of return on plan assets are periodically reviewed and are based on the historical trend of returns, the risk and correlation of each asset, and the latest economic environment.

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

Fair Value Measurements

The following table presents the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 28, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Equity:
Equity commingled/mutual funds (2)(3)	$—	$60	$—	$60
Fixed income:
Fixed income commingled/mutual funds (2)(5)	—	101	—	101
Cash and short-term investments (2)	4	2	—	6

Fair value of plan assets	$4	$163	$—	$167

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 29, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Equity:
Equity securities (1)	$4	$—	$—	$4
Equity commingled/mutual funds (2)(3)	—	45	—	45
Fixed income:
Government and related (4)	1	12	—	13
Fixed income commingled/mutual funds (2)(5)	—	77	—	77
Other securities (6)	—	9	—	9
Cash and short-term investments (2)	8	4	—	12
Alternative investments:
Other (7)	—	—	7	7

Fair value of plan assets	$13	$147	$7	$167

(1)	Includes direct investments in equity of domestic and foreign companies, including those in developing countries.
(2)	Commingled funds represent pooled institutional investments.
(3)	Equity mutual funds invest primarily in equity securities.
(4)	Includes debt issued by national, state or local governments and related agencies.
(5)	Fixed income mutual funds invest primarily in fixed income securities.
(6)	Other securities include corporate bonds, insurance contracts and mortgage-backed securities.
(7)	Includes investments in hedge funds, venture capital funds, limited partnerships, private real estate, bank capital and collateral debt obligations such as private placement real estate funds.

Assets held in defined benefit plans in the Philippines, Taiwan and Thailand were less than $1 million and are not presented in the above table. There were no significant movements of assets between any level categories in 2013 or 2012.

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

Cash Flows

Contributions

The Company’s expected employer contributions for 2014 are $13 million for its Japanese defined benefit pension plans.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefits Payments

Annual benefit payments from the Japanese defined benefit pension plans are estimated to range from $6 million to $10 million annually over the next five years.

Note 14. Acquisition

On the Closing Date, the Company completed the Acquisition of all the issued and outstanding paid-up share capital of HGST from Hitachi Ltd. (“Hitachi”). HGST is a developer and manufacturer of storage devices. As a result of the Acquisition, HGST became an indirect wholly-owned subsidiary of the Company. The aggregate purchase price of the Acquisition was approximately $4.7 billion and was funded with $3.7 billion of existing cash and cash from new debt, as well as 25 million newly issued shares of the Company’s common stock with a fair value of $877 million. The fair value of the newly issued shares of the Company’s common stock was determined based on the closing market price of the Company’s shares of common stock on the date of the Acquisition, less a 10% discount for lack of marketability as the shares issued were subject to a restriction that limited their trade or transfer for one year from the Closing Date. The purchase price consideration originally included preliminary estimates of the working capital assets acquired and liabilities assumed. Based on a final post-closing adjustment, the cash portion of the purchase price decreased by a net $27 million as a result of $37 million received by the Company during 2013 for a post-closing adjustment related to changes in the working capital of HGST, partially offset by $10 million paid by the Company during 2013 for a post-closing assumed pension adjustment. The aggregate purchase price for HGST was comprised of (in millions):

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

In 2013, the Company recorded a net $21 million decrease in the purchase price allocation to goodwill as a result of a $37 million decrease in goodwill related to the completion of the post-closing adjustment for changes in working capital, partially offset by increases to goodwill of $10 million for the post-closing assumed pension adjustment, $5 million in deferred income taxes and $1 million in intangible assets.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Toshiba Transactions

In connection with the regulatory approval process, the Company announced on May 15, 2012 that it had closed a transaction with Toshiba to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited (“TSDT”), a wholly-owned subsidiary of Toshiba which manufactured hard drives prior to the Thailand flooding. The net impact of these two transactions was immaterial to the Company’s consolidated financial statements. In August 2013, the Company received a $45 million insurance recovery related to facilities acquired in connection with the acquisition of TSDT.

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

Note 16. Employee Termination Benefits and Other Charges

The Company incurred $138 million and $80 million of charges in 2013 and 2012, respectively, to realign its operations with anticipated market demand. These charges were classified as operating expenses and included within employee termination benefits and other charges in the consolidated statements of income. The following table summarizes the charges in 2013 (in millions):

	Employee Termination Benefits	Impairment of Assets	Contract and Other Termination Costs	Total
Accrual at June 29, 2012	$—	$—	$16	$16
Charges	109	14	15	138
Cash payments	(66)	—	(17)	(83)
Non-cash charges	(6)	(14)	(5)	(25)

Accrual at June 28, 2013	$37	$—	$9	$46

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

During 2012, the Company recorded $56 million of asset impairment charges, $16 million of contract termination and other exit costs and $8 million of employee termination benefits.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
2013(1)
Revenue, net	$4,035	$3,824	$3,764	$3,728
Gross profit	1,193	1,059	1,061	1,050
Operating income (loss)	592	478	417	(221)
Net income (loss)	519	335	391	(265)
Basic income (loss) per common share	$2.11	$1.38	$1.64	$(1.12)

Diluted income (loss) per common share	$2.06	$1.36	$1.60	$(1.12)

2012(2)
Revenue, net	$2,694	$1,995	$3,035	$4,754
Gross profit	541	648	977	1,472
Operating income	259	162	542	808
Net income	239	145	483	745
Basic income per common share	$1.03	$0.62	$2.00	$2.93

Diluted income per common share	$1.01	$0.61	$1.96	$2.87

(1)	The fourth quarter of 2013 included a $681 million charge related to an arbitration award. The first, second, third and fourth quarters of 2013 included $26 million, $41 million, $63 million and $8 million, respectively, of employee termination benefits and other charges. The second quarter of 2013 included an $88 million charge related to California Proposition 39, to reduce the Company’s previously recognized California deferred tax assets as of December 28, 2012.
(2)	The second and third quarters of 2012 included $199 million and $15 million of charges related to the flooding, net of recoveries, respectively. The third quarter of 2012 included $91 million for costs recognized upon the sale of inventory that was written-up to fair value. The third quarter of 2012 included $16 million of tax effects related to the aforementioned costs related to inventory. The fourth quarter of 2012 included $80 million of impairment and other charges.

WESTERN DIGITAL CORPORATION

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Three years ended June 28, 2013

(in millions)

Allowance for Doubtful Accounts
Balance at July 2, 2010	$6
Deductions	(1)

Balance at July 1, 2011	$5
Other	3
Additions charged to operations	1

Balance at June 29, 2012	$9

Additions charged to operations	8
Deductions	(10)
Recovery	2

Balance at June 28, 2013	$9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2013, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.” In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our Web site under the Governance section at www.westerndigital.com. To the extent required by rules adopted by the SEC and The NASDAQ Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our Web site under the Governance section at www.westerndigital.com.

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2013.

Item 14.	Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2013.

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

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011) ±

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.8	Amendment to Stock Purchase Agreement, dated July 9, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. †

2.9	Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

2.10	Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-8703) with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated as of August 7, 2012 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-8703) with the Securities and Exchange Commission on November 13, 2012)*

10.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.5 to the Company’s Current Report on Form 8-K (File No. 1-8703) with the Securities and Exchange Commission on May 16, 2006) *

10.1.3	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.4	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 31, 2008)*

10.1.5	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on August 20, 2012)*

10.1.6	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 31, 2008)*

10.1.8	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 6, 2012, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended September 6, 2012 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on November 2, 2012)*

10.2	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998 (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on February 8, 1999)*

10.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(Filed as Exhibit 10.1.5 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on September 27, 2001)*

10.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended (Filed as Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on September 14, 2005)*

10.3	Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 11, 2010 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 29, 2010)*

10.4	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on January 29, 2009)*

10.5	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.6	Amended and Restated Deferred Compensation Plan, amended and restated effective January 1, 2013 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on November 2, 2012)*

10.7	Employment Agreement, dated as of March 7, 2011, between Western Digital Corporation and John F. Coyne (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 2, 2011)*

10.8.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John F. Coyne (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.8.2	Form of Notice of Grant of Stock Option and Stock Option Agreement between Western Digital Corporation and John F. Coyne (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.8.3	Form of Notice of Long-Term Cash Award and Long-Term Cash Award Agreement between Western Digital Corporation and John F. Coyne(Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.9	Amended and Restated Employment Agreement, dated as of September 6, 2012, between Western Digital Corporation and Stephen D. Milligan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.10	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy M. Leyden (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 2, 2011)*

10.11	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of August 7, 2012 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.12	Western Digital Corporation Executive Severance Plan, amended and restated as of February 16, 2012 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 9, 2012)*

10.13	Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on November 8, 2002)*

10.14	Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on November 8, 2002)*

10.15	Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; the other lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

10.16	Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 2, 2011)

10.17

Investor Rights Agreement, dated as of March 8, 2012, between Western Digital Corporation and Hitachi, Ltd. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 9, 2012)

10.17.1	Amendment No. 1 to Investor Rights Agreement, dated as of February 5, 2013, between Western Digital Corporation and Hitachi, Ltd. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 3, 2013)

10.18	Letter Agreement, dated November 15, 2011, between Western Digital Technologies, Inc. and SAE Magnetics (H.K.) Ltd. and its affiliates (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on January 27, 2012)≠

21	Subsidiaries of Western Digital Corporation†

23	Consent of Independent Registered Public Accounting Firm†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.
±	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
≠	Certain portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ WOLFGANG U. NICKL
Wolfgang U. Nickl
Executive Vice President and Chief Financial Officer

Dated: August 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN D. MILLIGAN Stephen D. Milligan	President and Chief Executive Officer (Principal Executive Officer), Director	August 16, 2013

/s/ WOLFGANG U. NICKL Wolfgang U. Nickl	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 16, 2013
/s/ THOMAS E. PARDUN Thomas E. Pardun	Chairman of the Board	August 16, 2013

/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	August 16, 2013

/s/ HENRY T. DENERO Henry T. DeNero	Director	August 16, 2013

/s/ WILLIAM L. KIMSEY William L. Kimsey	Director	August 16, 2013

/s/ MICHAEL D. LAMBERT Michael D. Lambert	Director	August 16, 2013

/s/ LEN J. LAUER Len J. Lauer	Director	August 16, 2013

/s/ MATTHEW E. MASSENGILL Matthew E. Massengill	Director	August 16, 2013

/s/ ROGER H. MOORE Roger H. Moore	Director	August 16, 2013

/s/ KENSUKE OKA Kensuke Oka	Director	August 16, 2013

/s/ ARIF SHAKEEL Arif Shakeel	Director	August 16, 2013

/s/ MASAHIRO YAMAMURA Masahiro Yamamura	Director	August 16, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011) ±

2.2	First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on August 12, 2011)

2.3	Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)

2.4	Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.5	Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.6	Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.7	Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.8	Amendment to Stock Purchase Agreement, dated July 9, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. †

2.9	Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

2.10	Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2	Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-8703) with the Securities and Exchange Commission on November 8, 2007)

10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated as of August 7, 2012 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-8703) with the Securities and Exchange Commission on November 13, 2012)*

10.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.2	Form of Notice of Stock Option Grant and Stock Option Agreement — Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.5 to the Company’s Current Report on Form 8-K (File No. 1-8703) with the Securities and Exchange Commission on May 16, 2006) *

10.1.3	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.4	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 31, 2008)*

10.1.5	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on August 20, 2012)*

10.1.6	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.7	Form of Notice of Grant of Long-Term Cash Award and Long-Term Cash Award Agreement — Employees, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 31, 2008)*

10.1.8	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 6, 2012, and Form of Notice of Grant of Stock Option and Option Agreement — Non-Employee Directors (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.1.9	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended September 6, 2012 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on November 2, 2012)*

10.2	Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998 (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on February 8, 1999)*

10.2.1	First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(Filed as Exhibit 10.1.5 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on September 27, 2001)*

10.2.2	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended (Filed as Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on September 14, 2005)*

10.3	Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 11, 2010 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 29, 2010)*

10.4	Amended and Restated Western Digital Corporation Non-Employee Directors Stock-For-Fees Plan, as amended November 6, 2008 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on January 29, 2009)*

10.5	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.6	Amended and Restated Deferred Compensation Plan, amended and restated effective January 1, 2013 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on November 2, 2012)*

10.7	Employment Agreement, dated as of March 7, 2011, between Western Digital Corporation and John F. Coyne (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 2, 2011)*

10.8.1	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement between Western Digital Corporation and John F. Coyne (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.8.2	Form of Notice of Grant of Stock Option and Stock Option Agreement between Western Digital Corporation and John F. Coyne (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.8.3	Form of Notice of Long-Term Cash Award and Long-Term Cash Award Agreement between Western Digital Corporation and John F. Coyne(Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on October 28, 2011)*

10.9	Amended and Restated Employment Agreement, dated as of September 6, 2012, between Western Digital Corporation and Stephen D. Milligan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.10	Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy M. Leyden (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 2, 2011)*

10.11	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of August 7, 2012 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.12	Western Digital Corporation Executive Severance Plan, amended and restated as of February 16, 2012 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 9, 2012)*

10.13	Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on November 8, 2002)*

10.14	Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on November 8, 2002)*

10.15	Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; the other lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

10.16	Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 2, 2011)

10.17	Investor Rights Agreement, dated as of March 8, 2012, between Western Digital Corporation and Hitachi, Ltd. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 9, 2012)

10.17.1	Amendment No. 1 to Investor Rights Agreement, dated as of February 5, 2013, between Western Digital Corporation and Hitachi, Ltd. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on May 3, 2013)

10.18	Letter Agreement, dated November 15, 2011, between Western Digital Technologies, Inc. and SAE Magnetics (H.K.) Ltd. and its affiliates (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-8703) with the Securities and Exchange Commission on January 27, 2012)≠

21	Subsidiaries of Western Digital Corporation†

23	Consent of Independent Registered Public Accounting Firm†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.
±	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
≠	Certain portions of this exhibit are omitted and have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.