Form 10-Q
period 2013-09-27
WESTERN DIGITAL CORP
filed 2013-10-29
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 23, 2013, 236,317,992 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal first quarters ended September 27, 2013 and September 28, 2012 both consisted of 13 weeks. Fiscal year 2013 was comprised of 52 weeks and ended on June 28, 2013. Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014. Fiscal year 2015 will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the second, third and fourth quarters consisting of 13 weeks each. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
WDC, a Delaware corporation, is the parent company of our storage business, which operates under two independent subsidiaries – HGST and WD. Our principal executive offices are located at 3355 Michelson Drive, Suite 100, Irvine, California 92612. Our telephone number is (949) 672-7000 and our Web site is www.westerndigital.com. The information on our Web site is not incorporated in this Quarterly Report on Form 10-Q.
Western Digital, WD and the WD logo are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	September 27, 2013	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,869	$4,309
Accounts receivable, net	1,791	1,793
Inventories	1,244	1,188
Other current assets	357	308
Total current assets	8,261	7,598
Property, plant and equipment, net	3,638	3,700
Goodwill	2,051	1,954
Other intangible assets, net	616	605
Other non-current assets	240	179
Total assets	$14,806	$14,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,061	$1,990
Accrued arbitration award	719	706
Accrued expenses	406	480
Accrued compensation	388	453
Accrued warranty	123	114
Short-term debt	500	—
Current portion of long-term debt	230	230
Total current liabilities	4,427	3,973
Long-term debt	1,668	1,725
Other liabilities	458	445
Total liabilities	6,553	6,143
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 236 and 237 shares, respectively	3	3
Additional paid-in capital	2,205	2,188
Accumulated other comprehensive loss	(19)	(35)
Retained earnings	7,183	6,749
Treasury stock — common shares at cost; 25 shares and 24 shares, respectively	(1,119)	(1,012)
Total shareholders’ equity	8,253	7,893
Total liabilities and shareholders’ equity	$14,806	$14,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012
Revenue, net	$3,804	$4,035
Cost of revenue	2,716	2,842
Gross profit	1,088	1,193
Operating expenses:
Research and development	401	396
Selling, general and administrative	132	179
Charges related to arbitration award	13	—
Employee termination benefits and other charges	—	26
Total operating expenses	546	601
Operating income	542	592
Other income (expense):
Interest income	3	2
Interest and other expense	(13)	(16)
Total other expense, net	(10)	(14)
Income before income taxes	532	578
Income tax provision	37	59
Net income	$495	$519
Income per common share:
Basic	$2.10	$2.11
Diluted	$2.05	$2.06
Weighted average shares outstanding:
Basic	236	246
Diluted	242	252
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012
Net income	$495	$519
Other comprehensive income, net of tax:
Net unrealized gains on foreign exchange contracts	16	28
Net actuarial pension gains	—	1
Other comprehensive income	16	29
Total comprehensive income	$511	$548
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities
Net income	$495	$519
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	312	313
Stock-based compensation	42	39
Deferred income taxes	(10)	(12)
Gain from insurance recovery	(65)	—
Changes in:
Accounts receivable, net	25	413
Inventories	(21)	(94)
Accounts payable	29	(67)
Accrued arbitration award	13	—
Accrued expenses	(52)	(72)
Accrued compensation	(65)	(41)
Other assets and liabilities	(23)	(62)
Net cash provided by operating activities	680	936
Cash flows from investing activities
Purchases of property, plant and equipment	(136)	(382)
Acquisitions, net of cash acquired	(263)	(9)
Other investing activities, net	39	—
Net cash used in investing activities	(360)	(391)
Cash flows from financing activities
Issuance of stock under employee stock plans	22	35
Taxes paid on vested stock awards under employee stock plans	(22)	(7)
Excess tax benefits from employee stock plans	7	32
Repurchases of common stock	(150)	(218)
Dividends to shareholders	(59)	—
Proceeds from debt	500	—
Repayment of debt	(58)	(58)
Net cash provided by (used in) financing activities	240	(216)
Net increase in cash and cash equivalents	560	329
Cash and cash equivalents, beginning of period	4,309	3,208
Cash and cash equivalents, end of period	$4,869	$3,537
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$63	$37
Cash paid for interest	$11	$13
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$59	$61
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2013. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2013. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
On July 10, 2013, the Company acquired VeloBit, Inc. ("VeloBit") and on September 12, 2013, the Company completed its acquisition of sTec, Inc. (“sTec”). These acquisitions are further described in Note 11 below. In connection with the acquisitions, VeloBit and sTec became indirect wholly-owned subsidiaries of the Company. VeloBit and sTec’s results of operations since the dates of acquisition are included in the condensed consolidated financial statements.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	September 27, 2013	June 28, 2013
	(in millions)
Inventories:
Raw materials and component parts	$208	$167
Work-in-process	579	575
Finished goods	457	446
Total inventories	$1,244	$1,188
Property, plant and equipment:
Property, plant and equipment	$7,764	$7,616
Accumulated depreciation	(4,126)	(3,916)
Property, plant and equipment, net	$3,638	$3,700
Other intangible assets:
Other intangible assets	$1,011	$948
Accumulated amortization	(395)	(343)
Other intangible assets, net	$616	$605

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

	Three Months Ended
	September 27, 2013	September 28, 2012
Warranty accrual, beginning of period	$187	$260
Warranty liability assumed as a result of acquisition (see Note 11)	3	—
Charges to operations	40	46
Utilization	(49)	(60)
Changes in estimate related to pre-existing warranties	14	(16)
Warranty accrual, end of period	$195	$230
The long-term portion of the warranty accrual classified in other liabilities was $72 million at September 27, 2013 and $73 million at June 28, 2013.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts and actuarial gains and losses related to pensions. The income tax impact on components of other comprehensive income is immaterial for all periods presented.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the three months ended September 27, 2013 (in millions):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$11	$—	$(46)	$(35)
Other comprehensive income before reclassifications	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	—	27	27
Net current-period other comprehensive income	—	—	16	16
Ending balance	$11	$—	$(30)	$(19)
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the three months ended September 28, 2012 (in millions):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(3)	$4	$(16)	$(15)
Other comprehensive income before reclassifications	1	—	31	32
Amounts reclassified from accumulated other comprehensive income	—	—	(3)	(3)
Net current-period other comprehensive income	1	—	28	29
Ending balance	$(2)	$4	$12	$14

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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended
	September 27, 2013	September 28, 2012
Net income	$495	$519
Weighted average shares outstanding:
Basic	236	246
Employee stock options and other	6	6
Diluted	242	252
Income per common share:
Basic	$2.10	$2.11
Diluted	$2.05	$2.06
Anti-dilutive potential common shares excluded*	1	3

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
On March 8, 2012 (the “HGST Closing Date”), the Company, in its capacity as the parent entity and guarantor, Western Digital Technologies, Inc. (“WDT”), a wholly owned subsidiary of the Company, and Western Digital Ireland, Ltd. (“WDI”), an indirect wholly owned subsidiary of the Company, entered into a five-year credit agreement (the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other participating lenders (collectively, the “Lenders”). The Credit Facility provided for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility is WDI and the revolving credit facility is available to both WDI and WDT (WDI and WDT are referred to as “the Borrowers”). The Borrowers may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. The obligations of the Borrowers under the Credit Facility are guaranteed by the Company and the Company’s material domestic subsidiaries, and the obligations of WDI under the Credit Facility are also guaranteed by WDT. During the three months ended September 27, 2013, WDT borrowed $500 million under the revolving credit facility.
The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of September 27, 2013, the term loan facility and revolving credit facility had a variable interest rate of 2.18% and a total remaining outstanding balance of $2.4 billion. The Company is required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2014 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) is due and payable in full on March 8, 2017. The outstanding amount of the revolving credit facility is also required to be repaid by March 8, 2017. The Company intends to repay the revolving credit facility within one year; therefore, the outstanding balance of $500 million under the revolving credit facility is classified as a current liability on the condensed consolidated balance sheet.
The Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of its assets, and enter into certain speculative hedging arrangements and make any material change in the nature of its business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the

Lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of September 27, 2013, the Company was in compliance with all covenants.
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

Solely for purposes of this footnote, “WD” refers to Western Digital Corporation or one or more of its subsidiaries excluding HGST prior to the HGST Closing Date. HGST refers to Hitachi Global Storage Technologies Holdings Pte. Ltd. or one or more of its subsidiaries as of the HGST Closing Date, and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST.
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
On December 7, 2009, plaintiff Nazomi Communications (“Nazomi”) filed a complaint in the Eastern District of Texas against WD and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Nazomi dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. In August 2012, the Court dismissed WD on summary judgment for non-infringement. Nazomi filed a notice of appeal on January 16, 2013. The Federal Circuit hearing for the appeal is scheduled for November 4, 2013. WD intends to continue to defend itself vigorously in this matter.
On August 1, 2011, plaintiff Guzik Technical Enterprises (“Guzik”) filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by Guzik allegedly relate to devices used to test hard disk drive heads and media. WD has filed counterclaims against Guzik for patent infringement of U.S. Patent Nos. 5,844,420; 5,640,089; 6,891,696; and 7,480,116. The patents asserted by WD relate to devices and methods used in the testing of hard disk drive heads and media. WD intends to defend itself vigorously in this matter.
On July 9, 2012, Siemens Aktiengesellschaft (“Siemens”) filed a complaint in German court alleging patent infringement of European patent no. EP 674769, which claims an artificial antiferromagnetic (AAF) (aka, synthetic antiferromagnetic) structure for giant magneto-resistive (GMR) sensors. On March 14-15, 2013, the Company filed a response of noninfringement and also filed a separate nullity action. Siemens separately served WD on July 15, 2013. WD responded on September 6, 2013. Siemens' response is due on December 31, 2013. The Company’s rejoinder will then be due on February 28, 2014. The oral hearing will be on March 11, 2014. The Company intends to defend itself vigorously in this matter.
On April 29, 2013, plaintiffs Charles C. Freeney III et al. filed a complaint in the Eastern District of Texas against WD alleging infringement of U.S. Patent No. 7,110,744. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patent allegedly relates to WD’s AC router products. WD intends to defend itself vigorously in this matter.
On September 5, 2013, plaintiff Lake Cherokee Hard Drive Technologies, LLC (“Lake Cherokee”) filed a complaint in the Eastern District of Texas against: Marvell Asia PTE, Ltd., Samsung Semiconductor, Inc., Seagate Tech. LLC, Seagate Tech. Int’l., Toshiba Corp., Toshiba Am. Elec. Components, Toshiba Am. Inf. Sys., Inc., Toshiba Am. Inf. Equip. (Philippines), Inc., and Western Digital Technologies, Inc. alleging infringement of US Patent Nos. 5,844,738 and 5,978,162. Lake Cherokee alleges that WD’s hard disk drive products that contain Marvell read channel systems-on-a-chip (SOCs) infringe its ’738 and ’162 patents. The complaint seeks unspecified monetary damages, fees and costs. The Company intends to defend itself vigorously in this matter.
On September 5, 2013, plaintiff Lake Cherokee filed a complaint in the Eastern District of Texas against: Marvell Semiconductor, Inc., Marvell Asia PTE, Ltd., Dell Inc., and Western Digital Technologies, Inc. alleging infringement of US Patent No. 5,583,706. Lake Cherokee alleges that WD’s hard disk drive products that contain Marvell read channel systems-on-a-chip (SOCs) infringe its ’706 patent. The complaint seeks an injunction, unspecified monetary damages, fees and costs. The Company intends to defend itself vigorously in this matter.
On September 9, 2013, plaintiff Garnet Digital, LLC filed a complaint in the Eastern District of Texas against Western Digital Technologies, Inc., alleging infringement of US Patent No. 5,379,421. Garnet Digital alleges that the Company’s WD TV Live product infringes the ’421 patent. The complaint seeks unspecified monetary damages, fees and costs. The Company intends to defend itself vigorously in this matter.
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
On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. The Company strongly disagrees with the decision of the Court of Appeals and believes that the District Court’s decision was correct. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Company was informed that the Minnesota Supreme Court granted the Company’s petition. The order of the Minnesota

Supreme Court provides that the parties will file briefs with the Minnesota Supreme Court, and the Minnesota Supreme Court will subsequently set the matter for argument. The Company will continue to vigorously defend itself in this matter. In light of uncertainties with respect to this matter, the Company recorded an accrual of $681 million for this matter in its financial statements in the fourth quarter of fiscal 2013 and recorded additional interest totaling $13 million in the three months ended September 27, 2013, which is included within charges related to arbitration award in the condensed consolidated statement of income. This amount is in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. The total amount accrued of $719 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through September 27, 2013.
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

6. Income Taxes
The Company’s income tax provision for the three months ended September 27, 2013 was $37 million as compared to $59 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025 and the current year generation of income tax credits.
In the three months ended September 27, 2013, the Company recorded a net increase of $7 million in its liability for unrecognized tax benefits. As of September 27, 2013, the Company had a recorded liability for unrecognized tax benefits of approximately $247 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three months ended September 27, 2013.
The Internal Revenue Service (“IRS”) completed its field examination of the Company’s federal income tax returns for fiscal years 2006 and 2007 and issued Revenue Agent Reports (“RARs”) that proposed adjustments to income before income taxes of approximately $970 million primarily related to transfer pricing and intercompany payable balances. The Company disagreed with the proposed adjustments and filed a protest with the IRS Appeals Office. In June 2013, the Company reached an agreement with the IRS to resolve the transfer pricing issue. This agreement resulted in a decrease in the amount of net operating loss and tax credits realized, but did not have an impact on the Company’s consolidated statements of income. The proposed adjustment relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of the Company’s fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which was acquired by the Company on September 5, 2007. In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 27, 2013, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 27, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,158	$—	$—	$2,158
Foreign exchange contracts	—	5	—	5
Auction-rate securities	—	—	14	14
Total assets at fair value	$2,158	$5	$14	$2,177
Liabilities:
Foreign exchange contracts	$—	$41	$—	$41
Total liabilities at fair value	$—	$41	$—	$41
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
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are classified within other current assets and liabilities in the condensed consolidated balance sheets. For contracts that have a right of offset by its individual counterparties under master netting arrangements, the Company presents its foreign exchange contracts on a net basis by counterparty in the condensed consolidated balance sheets. For more information on the Company's foreign exchange contracts, see Note 8 below. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.

In the three months ended September 27, 2013, there were no transfers between levels and no changes in Level 3 financial assets measured on a recurring basis.
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of September 27, 2013, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax and presented within cash flow from operations. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three months ended September 27, 2013 and September 28, 2012.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three months ended September 27, 2013 and September 28, 2012.
As of September 27, 2013, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $30 million. In addition, as of September 27, 2013, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.0 billion and $769 million and closed $1.4 billion and $1.1 billion, in foreign exchange contracts in the three months ended September 27, 2013 and September 28, 2012, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	September 27, 2013		June 28, 2013		September 27, 2013		June 28, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$5	Other current assets	$—	Accrued expenses	$41	Accrued expenses	$57

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of September 27, 2013 (in millions):

				Gross Amounts not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial assets	$11	$(6)	$5	$—	$—	$5
Financial liabilities	(47)	6	(41)	—	—	(41)
Total Derivative Instruments	$(36)	$—	$(36)	$—	$—	$(36)
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of June 28, 2013 (in millions):

				Gross Amounts not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets/ (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial assets	$10	$(10)	$—	$—	$—	$—
Financial liabilities	(67)	10	(57)	—	—	(57)
Total Derivative Instruments	$(57)	$—	$(57)	$—	$—	$(57)
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Three Months Ended		Three Months Ended	Three Months Ended
	September 27, 2013	September 28, 2012		September 27, 2013	September 28, 2012
Foreign exchange contracts	$(11)	$31	Cost of revenue	$(27)	$3
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three months ended September 27, 2013 and September 28, 2012.

9. Stock-Based Compensation

In connection with the acquisition of sTec, the Company assumed all of the unvested RSUs outstanding under sTec’s stock plans as of the acquisition date.  In addition, the Company assumed all of the stock options outstanding under sTec’s stock plans as of the acquisition date with the exception of any unvested, unexercised and outstanding stock options that had an exercise price greater than the merger consideration as defined in the merger agreement. The assumed stock options and RSUs were converted into equivalent stock options and RSUs with respect to shares of the Company’s common stock using an equity award exchange ratio (see Note 11).

Stock-based Compensation Expense
During the three months ended September 27, 2013, the Company recognized in expense $21 million for stock-based compensation related to the vesting of options issued under the Company’s stock plans and the ESPP, as compared to $25 million in the prior-year period. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $5 million and $7 million in the three months ended September 27, 2013 and September 28, 2012, respectively. As of September 27, 2013, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $120 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.3 years.
During the three months ended September 27, 2013, the Company recognized in expense $21 million for stock-based compensation related to the vesting of awards of RSUs issued under the Company's stock plans, as compared to $14 million in the prior-year period. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $4 million in both the three months ended September 27, 2013 and September 28, 2012. As of September 27, 2013, the aggregate unamortized fair value of all unvested RSUs was $144 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 2.0 years. RSUs include performance stock unit awards (“PSUs”). The effect of PSUs was immaterial to the condensed consolidated financial statements in the three months ended September 27, 2013 and September 28, 2012.
During the three months ended September 27, 2013, the Company recognized in expense $4 million related to adjustments to market value as well as the vesting of stock appreciation rights (“SARs”), as compared to $12 million in the prior-year period. The tax benefit realized as a result of the aforementioned SARs expense was $1 million and $3 million in the three months ended September 27, 2013 and September 28, 2012, respectively. The SARs will be settled in cash upon exercise. As a result, the Company had a total liability of $48 million related to SARs included in accrued expenses in the condensed consolidated balance sheet as of September 27, 2013. In addition, as of September 27, 2013, total compensation cost related to unvested SARs issued to employees but not yet recognized was $8 million and will be recognized on a straight-line basis over a weighted average service period of approximately 0.6 years.
Stock Option Activity
The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 28, 2013	11.9	$29.47
Granted	1.6	68.40
Assumed in acquisition	0.4	117.41
Exercised	(0.7)	30.14
Canceled or expired	(0.1)	29.93
Options outstanding at September 27, 2013	13.1	$36.77	4.4	$380
Exercisable at September 27, 2013	5.9	$32.60	3.1	$205
Vested and expected to vest after September 27, 2013	12.9	$36.51	4.4	$377
If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of September 27, 2013, the Company had options outstanding to purchase an aggregate of 11.2 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $380 million at that date. During the three months ended September 27, 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $27 million, determined as of the date of exercise, as compared to $55 million in the prior-year period.

RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at June 28, 2013	3.6	$35.82
Granted	1.3	68.41
Assumed in acquisition	0.2	62.73
Vested	(0.9)	29.73
RSUs outstanding at September 27, 2013	4.2	$48.39
Expected to vest after September 27, 2013	4.0	$48.13
The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $88 million in the three months ended September 27, 2013. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 3.3%, based on a historical analysis indicating forfeitures for these types of awards.
SARs Activity
The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of September 27, 2013, 1.0 million SARs were outstanding with a weighted average exercise price of $7.89. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three months ended September 27, 2013.

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

	Three Months Ended
	September 27, 2013	September 28, 2012
Suboptimal exercise factor	2.06	1.90
Range of risk-free interest rates	0.10% to 2.02%	0.17% to 1.04%
Range of expected stock price volatility	0.31 to 0.50	0.44 to 0.53
Weighted average expected volatility	0.43	0.49
Post-vesting termination rate	3.09%	2.08%
Dividend yield	1.58%	2.58%
Fair value	$24.00	$15.63
The weighted average expected term of the Company’s stock options granted during the three months ended September 27, 2013 was 5.0 years, compared to 4.0 years in the comparative prior-year period.
Fair Value Disclosure — Black-Scholes-Merton Model
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP are granted on either June 1st or December 1st of each year. ESPP activity was immaterial to the condensed consolidated financial statements for the three months ended September 27, 2013 and September 28, 2012.

Stock Repurchase Program
On May 21, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of its common stock through May 18, 2017. On September 13, 2012, the Company announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of its common stock and the extension of its stock repurchase program until September 13, 2017. The Company repurchased 2.3 million shares for a total cost of $150 million during the three months ended September 27, 2013. The remaining amount available to be purchased under the Company’s stock repurchase program as of September 27, 2013 was $1.8 billion. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.
Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In the three months ended September 27, 2013, the Company declared a cash dividend of $0.25 per share of the Company’s common stock to shareholders of record as of September 30, 2013, totaling $59 million, which was paid on October 15, 2013. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three months ended September 27, 2013 and September 28, 2012. The expected long-term rate of return on the Japanese plan assets is 3.5%.
The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	September 27, 2013	June 28, 2013
Benefit obligation	$238	$234
Fair value of plan assets	(172)	(167)
Unfunded status	$66	$67
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	September 27, 2013	June 28, 2013
Current liabilities	$1	$1
Non-current liabilities	65	66
Net amount recognized	$66	$67
The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three months ended September 27, 2013 and September 28, 2012. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $13 million in fiscal 2014.

11. Acquisitions
Acquisition of sTec
On September 12, 2013, the Company completed its acquisition of sTec, a provider of enterprise solid-state drives. As a result of the acquisition, sTec was integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $336 million, consisting of $325 million which was funded with available cash and $11 million related to the fair value of stock options and RSUs assumed. The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $86 million to goodwill. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted as we complete our fair value analyses. Such amounts may be adjusted during the measurement period of up to 12 months from the date of the acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill. The preliminary purchase price allocation was as follows (in millions):

September 12, 2013
Tangible assets acquired and liabilities assumed:
Cash	$77
Accounts receivable	12
Inventories	35
Other current assets	14
Property, plant and equipment	44
Other non-current assets	47
Accounts payable	(10)
Accrued liabilities	(22)
Other non-current liabilities	(5)
Intangible assets	58
Goodwill	86
Total	$336

In-process research and development of $15 million that is included within intangible assets relates to projects associated with next generation PCIe products. The remaining intangible assets of $43 million primarily relates to existing technology that will be amortized to cost of revenue over the weighted average useful life of 3.5 years.

The $86 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from augmenting HGST's existing solid-state storage capabilities and accelerating its ability to expand its participation in the growing area of enterprise solid-state drives ("SSDs"). None of the goodwill is expected to be deductible for tax purposes. The impact to revenue and net income attributable to sTec was immaterial to the Company’s condensed consolidated financial statements for the three months ended September 27, 2013.
Acquisition of VeloBit
On July 10, 2013, the Company acquired VeloBit, a privately held provider of high-performance storage I/O optimization software. As a result of the acquisition, VeloBit was fully integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The acquisition is intended to build on HGST's strategy to enhance the overall value of datacenter storage by integrating HGST SSDs with software. The impact of the acquisition was not material to the Company's condensed consolidated financial statements.
12. Employee Termination Benefits and Other Charges
During 2013, the Company incurred charges of $138 million to realign its operations with anticipated market demand. These charges consisted of $109 million of employee termination benefits, $14 million of asset impairment charges and $15 million of other charges and were classified as operating expenses and included within employee termination benefits and other charges in the consolidated statements of income. At June 28, 2013, the Company had a liability of $46 million related to employee termination benefits and other charges. In the three months ended September 27, 2013, the Company settled $9 million of contract termination charges and paid out $18 million of employee termination benefits. As a result, the Company's liability related to employee termination benefits and other charges totaled $19 million at September 27, 2013. The remaining liabilities are expected to be primarily settled by the second quarter of fiscal 2014.
13. Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company adopted this pronouncement in the first quarter of fiscal 2014. Since ASU 2013-02 related only to the presentation and disclosure of information, it did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The new standard requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2013, which for the Company is the first quarter of fiscal 2015. The Company is currently evaluating the impact ASU 2013-11 will have to its condensed consolidated balance sheets.
14. Subsequent Event
On October 17, 2013, the Company acquired Virident Systems, Inc. ("Virident"), a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. Virident is being integrated into HGST, a wholly owned subsidiary of the Company. The acquisition price is estimated to be approximately $685 million and was funded with available cash. The acquisition is expected to further HGST's strategy to address the rapidly changing needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures. Based upon the timing of the acquisition subsequent to the end of the Company's first quarter of fiscal 2014, the initial accounting for the business combination is incomplete at this time and the Company is in the process of determining the fair values of the net assets acquired and goodwill resulting from the acquisition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended June 28, 2013.
Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Western Digital Corporation and its subsidiaries.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and pricing in the December quarter and the ability of the industry to support this demand;

•	expectations concerning the anticipated benefits of our acquisitions;

•	demand for hard drives and solid-state drives in the various markets and factors contributing to such demand;

•	our position in the industry;

•	our belief regarding our ability to capitalize on the expansion in, and our expectations regarding the growth and demand of, digital data;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for hard drives;

•	emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	expectations regarding our external and internal supply base;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	contributions to our pension plans in fiscal 2014; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.
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

Our Company
We are an industry-leading developer and manufacturer of storage solutions that enable people to create, manage, experience and preserve digital content. We design and make storage devices and home entertainment products under the HGST, WD and G-Technology brands. Our principal products are hard drives. Our product portfolio also includes solid state storage devices. Hard drives are today’s primary storage medium for digital content with solid state storage emerging as a complementary storage technology. We operate our global business through two independent subsidiaries due to regulatory requirements—HGST and WD, both long-time innovators in the storage industry.
Acquisitions
Acquisition of sTec, Inc. (“sTec”)

On September 12, 2013, we completed the acquisition of sTec, a provider of enterprise solid-state drives ("SSDs"). As a result of the acquisition, sTec was integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The acquisition is intended to augment HGST's existing solid-state storage capabilities. The cost of the acquisition was approximately $336 million and was funded with available cash. The acquisition of sTec did not have a material impact on our condensed consolidated financial statements for the three months ended September 27, 2013.
Acquisition of VeloBit, Inc. ("VeloBit")
On July 10, 2013, we acquired VeloBit, a privately held provider of high-performance storage I/O optimization software. As a result of the acquisition, VeloBit was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The acquisition is intended to build on HGST's strategy to enhance the overall value of datacenter storage by integrating HGST SSDs with software. The impact of the acquisition was not material to our condensed consolidated financial statements.
Acquisition of Virident Systems, Inc. (“Virident”)
On October 17, 2013, we acquired Virident, a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. Virident is being integrated into HGST, our wholly owned subsidiary. The acquisition price is estimated to be approximately $685 million and was funded with available cash. The acquisition is expected to further HGST's strategy to address the rapidly changing needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures.
First Quarter Overview
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for sTec, which was acquired on September 12, 2013, and operating results for VeloBit, which was acquired on July 10, 2013, are included in our operating results only after the dates of acquisition.
For the quarter ended September 27, 2013, we believe that overall hard drive industry shipments totaled approximately 139 million units, flat from the prior-year period and up 4% from the June quarter.
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended
	September 27, 2013		September 28, 2012
Net revenue	$3,804	100.0%	$4,035	100.0%
Gross profit	1,088	28.6	1,193	29.6
Total operating expenses	546	14.4	601	14.9
Operating income	542	14.2	592	14.7
Net income	495	13.0	519	12.9
The following is a summary of our financial performance for the first quarter of 2014:

•	Consolidated net revenue totaled $3.8 billion.

•
53% of our net revenue was derived from non-PC (personal computer) markets, which include enterprise applications, branded products and CE (consumer electronics) products, as compared to 46% in the prior-year period.

•	Net revenue derived from enterprise SSDs was $106 million as compared to $70 million in the prior-year period.

•	Hard drive unit shipments remained relatively flat with the prior-year period.

•	Gross margin decreased to 28.6%, compared to 29.6% for the prior-year period.

•	Operating income was $542 million, a decrease of $50 million from the prior-year period.

•	We generated $680 million in cash flow from operations and we ended the quarter with $4.9 billion in cash and cash equivalents.
For the quarter ending December 27, 2013, we expect overall hard drive industry shipments and our revenue to remain approximately flat with the September quarter.

Results of Operations
Net Revenue

	Three Months Ended
(in millions, except percentages and average selling price)	September 27, 2013	September 28, 2012	Percentage Change
Net revenue	$3,804	$4,035	(6)%
Average selling price (per unit)*	$58	$62	(6)%
Revenues by Geography (%)
Americas	26%	23%
Europe, Middle East and Africa	20	18
Asia	54	59
Revenues by Channel (%)
OEM	64%	63%
Distributors	24	24
Retailers	12	13
Unit Shipments*
PC	40.2	42.7
Non-PC	22.4	19.8
Total units shipped	62.6	62.5

*	Based on sales of hard drive units only.
For the quarter ended September 27, 2013, net revenue was $3.8 billion, a decrease of 6% from the prior-year period. Total hard drive shipments remained relatively flat at 62.6 million units for the quarter ended September 27, 2013 as compared to 62.5 million units in the prior-year period. For the quarter ended September 27, 2013, average selling price ("ASP") decreased by $4 from the prior-year period, from $62 to $58. This decrease in ASP was primarily driven by a competitive pricing environment as well as a change in product mix.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. In addition, for the three months ended September 27, 2013, Hewlett-Packard Company accounted for approximately 13% of our net revenue. For the three months ended September 28, 2012, no customer accounted for 10% or more of our net revenue.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended September 27, 2013 and September 28, 2012, these programs represented 7% and 8% of gross revenues, respectively. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin

	Three Months Ended
(in millions, except percentages)	September 27, 2013	September 28, 2012	Percentage Change
Net revenue	$3,804	$4,035	(6)%
Gross profit	1,088	1,193	(9)%
Gross margin	28.6%	29.6%
For the three months ended September 27, 2013, gross margin as a percentage of revenue decreased to 28.6% as compared to 29.6% for the prior-year period. This decrease was primarily a result of lower ASPs as compared to the prior-year period.
Operating Expenses

	Three Months Ended
(in millions, except percentages)	September 27, 2013	September 28, 2012	Percentage Change
R&D expense	$401	$396	1%
SG&A expense	132	179	(26)%
Charges related to arbitration award	13	—
Employee termination benefits and other charges	—	26
Total operating expenses	$546	$601
Research and development (“R&D”) expense was $401 million for the three months ended September 27, 2013, an increase of $5 million from the prior-year period. This increase was primarily due to the continued investment in product development to support new programs. As a percentage of net revenue, R&D expense increased to 10.5% in the three months ended September 27, 2013, compared to 9.8% in the prior-year period.
Selling, general and administrative (“SG&A”) expense was $132 million for the three months ended September 27, 2013, a decrease of $47 million from the prior-year period. This decrease was primarily due to a $65 million flood-related insurance recovery which was offset by $13 million of acquisition-related expenses and the expansion of sales and marketing to support new products and growing markets. SG&A expense as a percentage of net revenue decreased to 3.5% in the three months ended September 27, 2013, compared to 4.4% in the prior-year period.
During the three months ended September 27, 2013, we recorded $13 million of interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate Technology LLC ("Seagate"), alleging misappropriation of confidential information and trade secrets. For further details see the "Arbitration Award" section below.
During the three months ended September 28, 2012, we recorded charges of $26 million consisting of $25 million of employee termination benefits and $1 million of contract and other termination costs in order to realign our operations with anticipated market demand.

Other Income (Expense)
Interest income for the three months ended September 27, 2013 increased $1 million as compared to the prior-year period primarily due to a higher average daily invested cash balance for the period. Interest and other expense for the three months ended September 27, 2013 decreased $3 million as compared to the prior-year period primarily due to interest on a lower weighted-average debt balance.
Income Tax Provision
Our income tax provision for the three months ended September 27, 2013 was $37 million as compared to $59 million in the prior-year period. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025 and the current year generation of income tax credits.
In the three months ended September 27, 2013, we recorded a net increase of $7 million in our liability for unrecognized tax benefits. As of September 27, 2013, we had a recorded liability for unrecognized tax benefits of approximately $247 million.

Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three months ended September 27, 2013.
The Internal Revenue Service (“IRS”) completed its field examination of our federal income tax returns for fiscal years 2006 and 2007 and issued Revenue Agent Reports (“RARs”) that proposed adjustments to income before income taxes of approximately $970 million primarily related to transfer pricing and intercompany payable balances. We disagreed with the proposed adjustments and filed a protest with the IRS Appeals Office. In June 2013, we reached an agreement with the IRS to resolve the transfer pricing issue. This agreement resulted in a decrease in the amount of net operating loss and tax credits realized, but did not have an impact on our consolidated statements of income. The proposed adjustment relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of our fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which was acquired by us on September 5, 2007. In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by us on March 8, 2012.
We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of September 27, 2013, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.
Arbitration Award

As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition to vacate was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court's decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court's decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals and believe that the District Court’s decision was correct. On August 20, 2013, we filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, we were informed that the Minnesota Supreme Court granted our petition. The order of the Minnesota Supreme Court provides that the parties will file briefs with the Minnesota Supreme Court, and the Minnesota Supreme Court will subsequently set the matter for argument. We will continue to vigorously defend ourselves in this matter. In light of uncertainties with respect to this matter, we recorded an accrual of $681 million for this matter in our financial statements for the three months ended June 28, 2013. This amount was in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. In the three months ended September 27, 2013, we recorded an additional $13 million for interest related to the arbitration award. As a result, the total amount accrued of $719 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through September 27, 2013.

Liquidity and Capital Resources
We ended the first quarter of fiscal 2014 with total cash and cash equivalents of $4.9 billion. The following table summarizes our statements of cash flows (in millions):

	Three Months Ended
	September 27, 2013	September 28, 2012
Net cash flow provided by (used in):
Operating activities	$680	$936
Investing activities	(360)	(391)
Financing activities	240	(216)
Net increase in cash and cash equivalents	$560	$329
Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. In March 2012, we entered into a five-year credit agreement (the “Credit Facility”), which provided for a $500 million revolving credit facility. During the three months ended September 27, 2013, Western Digital Technologies, Inc. ("WDT"), a wholly owned subsidiary of the Company, borrowed the $500 million available under the revolving credit facility. In addition, we may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend, stock repurchase and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
A total of $3.5 billion and $2.8 billion of our cash and cash equivalents was held outside of the United States at September 27, 2013 and June 28, 2013, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. If we are required to pay the arbitration award described in the section “Arbitration Award” above, the award would be paid from one of our foreign subsidiaries using cash and cash equivalents held outside of the United States. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $680 million during the three months ended September 27, 2013. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used by working capital changes was $94 million for the three months ended September 27, 2013 as compared to $77 million provided by working capital changes in the prior-year period.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	September 27, 2013	September 28, 2012
Days sales outstanding	43	44
Days in inventory	42	42
Days payables outstanding	(69)	(82)
Cash conversion cycle	16	4
For the three months ended September 27, 2013, our average days sales outstanding (“DSOs”) decreased by 1 day, days in inventory (“DIOs”) remained flat, and days payable outstanding (“DPOs”) decreased by 13 days compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities
Cash used in investing activities for the three months ended September 27, 2013 was $360 million as compared to $391 million for the prior-year period and consisted primarily of $263 million related to acquisitions, net of cash acquired, and $136 million of capital expenditures, offset by a net $39 million for other investing activities, consisting of a flood-related insurance recovery and an investment in Tegile Systems, Inc. In the three months ended September 27, 2013, we made an immaterial investment in Tegile Systems, Inc., a provider of hybrid storage arrays. Cash used in investing activities for the three months ended September 28, 2012 consisted of $382 million of capital expenditures and $9 million related to an acquisition.
Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities, U.S. Treasury bills and U.S. Government agency securities. We also have $14 million of auction-rate securities, which are classified as available-for-sale securities in our condensed consolidated balance sheets.
Financing Activities
Net cash provided by financing activities for the three months ended September 27, 2013 was $240 million as compared to $216 million used in financing activities in the prior-year period. Net cash provided by financing activities for the three months ended September 27, 2013 consisted of $500 million of debt proceeds under the revolving credit facility and a net $7 million provided by employee stock plans, offset by $150 million used to repurchase shares of our common stock, $59 million used to pay dividends on our common stock and $58 million used to repay long-term debt. Net cash used in financing activities for the three months ended September 28, 2012 consisted of $58 million used to repay long-term debt and $218 million used to repurchase shares of our common stock, offset by a net $60 million provided by employee stock plans.
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
Contractual Obligations and Commitments
Long-Term Debt — On March 8, 2012, we, in our capacity as the parent entity and guarantor, WDT and Western Digital Ireland, Ltd. ("WDI"), our indirect wholly owned subsidiary, entered into a five-year credit agreement (the "Credit Facility") with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other participating lenders (collectively, the "Lenders"). The Credit Facility provides for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility is WDI and the revolving credit facility is available to both WDI and WDT (WDI and WDT are referred to as "the Borrowers"). The obligations of the Borrowers under the Credit Facility are guaranteed by us and our material domestic subsidiaries, and the obligations of WDI under the Credit Facility are also guaranteed by WDT. During the three months ended September 27, 2013, WDT borrowed the $500 million available under the revolving credit facility. In addition, the Borrowers may elect to expand the Credit Facility by up to an additional $500 million if existing or new lenders provide additional term or revolving commitments. As of September 27, 2013, the outstanding balance of the term loan facility and revolving credit facility was $2.4 billion. We are required to make principal payments on the term loan facility totaling $230 million a year for fiscal 2014 through fiscal 2016, and the remaining $1.3 billion balance (subject to adjustment to reflect prepayments or an increase to its term loan facility) due and payable in full in fiscal 2017 on March 8, 2017. See Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for us and our subsidiaries. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict, subject to certain exceptions, our ability to incur liens, incur indebtedness, make certain restricted payments, merge, consolidate or dispose of substantially all of our assets, enter into certain speculative hedging arrangements and make any material change in the nature of our business. Upon the occurrence of an event of default under the Credit Facility, the administrative agent at the request, or with the consent, of the Required Lenders (as defined in the Credit Facility) may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, require the cash collateralization of letters of credit and/or exercise all other rights and remedies available to it, the lenders and the letter of credit issuer. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default. As of September 27, 2013, we were in compliance with all covenants under the Credit Facility.

Purchase Orders — In the normal course of business, we enter into purchase orders with suppliers for the purchase of components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. We also enter into purchase orders with suppliers for capital equipment that are recorded as a liability upon receipt of the equipment. Our ability to change or cancel a capital equipment purchase order without penalty depends on the nature of the equipment being ordered. In some cases, we may be obligated to pay for certain costs related to changes to, or cancellation of, a purchase order, such as costs incurred for raw materials or work in process of components or capital equipment.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended June 28, 2013, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
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
Unrecognized Tax Benefits — As of September 27, 2013, the cash portion of our total recorded liability for unrecognized tax benefits was $214 million. We estimate the timing of the future payments of these liabilities to be within the next one to five years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program — On May 21, 2012, we announced that our Board of Directors authorized $1.5 billion for the repurchase of our common stock through May 18, 2017. On September 13, 2012, we announced that the Board of Directors authorized an additional $1.5 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. We repurchased 2.3 million shares of our common stock for a total cost of $150 million during the three months ended September 27, 2013. The remaining amount available to be purchased under our stock repurchase program as of September 27, 2013 was $1.8 billion. We may continue to repurchase our common stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.
Cash Dividend Policy — On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In the three months ended September 27, 2013, we declared a cash dividend of $0.25 per share of our common stock to our shareholders of record as of September 30, 2013, totaling $59 million, which we paid on October 15, 2013. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.
Critical Accounting Policies and Estimates
We have prepared the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. Since our fiscal year ended June 28, 2013, there have been no material changes in our critical accounting policies and estimates.
Revenue and Accounts Receivable
In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for our products or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For the three months ended September 27, 2013, sales incentive and marketing programs were 7% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.8% of quarterly gross revenue since the first quarter of fiscal 2013. Customer sales incentive and marketing programs are recorded as a reduction of revenue.
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
Stock-based Compensation
We account for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options and stock appreciation rights ("SARs") granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan purchase rights are estimated using the Black-Scholes-Merton option-pricing model. We account for SARs as liability awards based upon our intention to settle such awards in cash. The SARs liability is recognized for that portion of fair value for the service period rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. We are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially affected.
Goodwill and Other Long-Lived Assets

The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual impairment test on the first day of our fiscal fourth quarter.
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
As of September 27, 2013, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains (Losses)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$217	$99.38	$1
Malaysian Ringgit	$192	$3.16	$(4)
Philippine Peso	$28	$42.52	$—
Singapore Dollar	$64	$1.26	$—
Thai Baht	$864	$30.28	$(27)
Fair value hedges:
British Pound Sterling	$4	$0.62	$—
Euro	$12	$0.74	$—
Japanese Yen	$95	$98.20	$—
Philippine Peso	$28	$43.18	$—
Thai Baht	$112	$31.37	$—

*	Expressed in units of foreign currency per U.S. dollar.
During the three months ended September 27, 2013, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk
Borrowings under the Credit Facility bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a LIBOR rate determined by reference to the British Bankers Association LIBOR Rate for the interest period relevant to such borrowing, subject to certain exceptions (the “Eurodollar Rate”) or (b) a base rate determined by reference to the higher of (i) the federal funds rate plus 0.50%, (ii) the prime rate as announced by Bank of America, N.A. and (iii) the Eurodollar Rate plus 1.00% (the “Base Rate”), in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility ranges from 1.50% to 2.50% with respect to borrowings at the Eurodollar Rate and 0.50% to 1.50% with respect to borrowings at the Base Rate. The applicable margins for borrowings under the Credit Facility are determined based upon a leverage ratio of the Company and its subsidiaries calculated on a consolidated basis. If the federal funds rate, prime rate or LIBOR rate increase, our interest payments could also increase. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $2.4 million annually.
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
There has been no change in our internal control over financial reporting during the first fiscal quarter ended September 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
We have updated a few of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 28, 2013. Except for risks related to our external and internal supply base, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013. For convenience, all of our risk factors are included below.
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
Our acquisition of HGST was financed by a combination of the issuance of additional shares of our common stock, the use of a significant amount of our cash on hand and the incurrence of a significant amount of indebtedness. The use of cash on hand and indebtedness to finance the acquisition reduced our liquidity and could cause us to place more reliance on cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operations and development activities. The credit agreement we entered into with respect to the indebtedness we incurred to finance the HGST acquisition contains restrictive covenants, including financial covenants requiring us to maintain specified financial ratios. Our ability to meet these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of impairing our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default under the credit agreement, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.
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
The secular growth of digital data is resulting in a more diversified mix of revenue. For example, for the quarter ended September 27, 2013, approximately 53% of our net revenue was derived from the non-PC markets. As sales to the non-PC markets become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our ability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, the non-PC markets may be adversely affected by the following:

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
While sales to the non-PC market are becoming a more significant source of revenue, sales to the PC market remain an important part of our business. The PC market, however, has been, and may continue to be, adversely affected by the growth of tablet computers, smart phones and similar devices that perform many of the same capabilities as PCs, the lengthening of product life cycles and macroeconomic conditions. If we fail to respond to changes in the PC market, our operating results could suffer. Additionally, if demand in the PC market is worse than expected as a result of these or other conditions, demand for our products in the PC market may decrease and our operating results may be adversely affected.

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
During the quarter ended September 27, 2013, 48% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision do not reflect the actual cost of resolving issues related to defects in our products, whether as a result of a product recall, epidemic failure or otherwise. If these additional expenses are significant, it could adversely affect our business, financial condition and operating results.

Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results.
We depend on an external supply base for technologies, components, equipment and materials for use in our product design and manufacturing. In addition, we use logistics partners to manage our JIT (just-in-time) hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of these components and much of this equipment must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment that can be used to develop and manufacture our next-generation products efficiently. However, many of the risks that affect us also affect our supply base, including, but not limited to, having single site manufacturing locations based in high risk regions of the world, macro and local economic conditions, shortages of commodity materials, proper management of technology transitions, natural disasters, geo-political risks, compliance with legal requirements, financial instability and exposure to IP and other litigation. If any of these risks were to affect our suppliers, we could also be adversely affected, especially in the case of products, components or services that are single-sourced. For example, if suppliers are facing increased costs due to the above risks, they may require us to enter into long-term volume agreements to shift the burden of fixed costs to us. Further, we work closely with many of our suppliers to develop new technologies and, as a result, we may become subject to litigation from our suppliers or third parties.
Without a capable and financially stable supply base that has established appropriate relationships within the supply chain and has implemented business processes, strategies and risk management safeguards, we would be unable to develop our products, manufacture them in high volumes, and distribute them to our customers to execute our business plans effectively. As PC demand slows, competition increases from NAND and other consumer devices, the total available market (TAM) for hard disk drives decreases and costs increase, these suppliers may reevaluate their business models. Our suppliers may decide to exit the industry, redirect their investments and increase costs to us, each of which may have an adverse effect on our business and operations. In addition, moving to new technologies may require us to align to, and build, a new supply base, such as NAND flash. In the case of NAND suppliers, many of which are involved in developing storage products such as SSD that, in some cases, compete with our products. Our success in these new product areas may be dependent on our ability and their willingness to develop close relationships, with preferential agreements. Where this cannot be done, our business and operations may be adversely affected.
In addition to an external supply base, we also rely on an internal supply chain of heads, media and media substrate. Please see the risk factors entitled, “A fundamental change in recording technology could result in significant increases in our costs and could put us at a competitive disadvantage” and “If we do not properly manage technology transitions, our competitiveness and operating results may be negatively affected” for a review of some of the risks related to our internal supply.

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
Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with competing technologies. Alternative storage technologies like solid-state storage technology have successfully served digital entertainment markets for products that cannot be economically serviced using hard drive technology. Advances in semiconductor technology have resulted in solid-state storage emerging as a technology that is competitive with hard drives for high performance needs in advanced digital computing markets such as enterprise servers and storage. There can be no assurance that we will be successful in anticipating and developing new products for the PC and non-PC storage markets in response to solid-state storage, as well as other competing technologies. If our hard drive technology fails to offer higher capacity, performance and reliability with lower cost-per-gigabyte than solid-state storage, we will be at a competitive disadvantage to companies using semiconductor technology and our business will suffer.

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
As part of our growth strategy, we have completed, and we may continue to pursue, acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business. For example, we completed the acquisition of VeloBit on July 10, 2013, sTec on September 12, 2013, and Virident on October 17, 2013. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.
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
The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court’s decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals and believe that the District Court’s decision was correct. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Company was informed that the Minnesota Supreme Court granted the Company’s petition. The order of the Minnesota Supreme Court provides that the parties will file briefs with the Minnesota Supreme Court, and the Minnesota Supreme Court will subsequently set the matter for argument.
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
Our success depends, in significant part, on the proprietary nature of our technology, including non-patentable intellectual property such as our process technology. If a competitor is able to reproduce or otherwise capitalize on our technology despite the safeguards we have in place, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do U.S. laws. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which could harm our operating results.

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

Failure to continue to pay quarterly cash dividends to our shareholders or repurchase shares of our common stock pursuant to our previously announced stock repurchase program could cause the market price for our common stock to decline.
Our payment of quarterly cash dividends and repurchase shares of our common stock pursuant to our stock purchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or repurchases of our common stock pursuant to our stock repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of shares of our common stock are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing shares of our common stock at historical levels could result in a lower market valuation of our common stock.
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
The market price of our common stock has been, and may continue to be, extremely volatile. Factors that may significantly affect the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;

•	announcements of technological innovations by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	strategic actions by us or competitors, such as acquisitions and restructurings;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	proposed or adopted regulatory changes or developments or anticipated or pending investigations, proceedings or litigation that involve or affect us or our competitors;

•	conditions and trends in the hard drive, solid state storage, computer, data and content management, storage and communication industries;

•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;

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
On March 8, 2012, as partial consideration for our acquisition of HGST, we issued 25 million shares of our common stock to Hitachi. We are required by the terms of an Investor Rights Agreement we entered into with Hitachi to file a Form S-3 registration statement with the Securities and Exchange Commission to register the resale by Hitachi of these shares of common stock by a date designated by Hitachi in consultation with the Company and after reasonable prior notice to the Company. Sales of these shares of our common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Uncertainty about the market price of our common stock could extend for a significant period of time and impair our ability to raise capital through the sale of additional equity securities.

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
Our most recent evaluation resulted in our conclusion that as of September 27, 2013, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.
We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received Revenue Agent Reports seeking certain adjustments to income as disclosed in Part I, Item 1, Note 6 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of the notice of proposed adjustment and the audits are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases by us of shares of our common stock during the quarter ended September 27, 2013:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Jun. 29, 2013—Jul. 26, 2013	2.3	$66.61	2.3	$1,970
Jul. 27, 2013—Aug. 23, 2013	—	$—	—	$1,820
Aug. 24, 2013—Sept. 27, 2013	—	$—	—	$1,820
Total	2.3	$66.61	2.3	$1,820

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
2.1
Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011) ±

2.2
First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on August 12, 2011)

2.3
Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)

2.4
Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.5
Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.6
Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.7
Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.8
Amendment to Stock Purchase Agreement, dated July 9, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on August 19, 2013)

2.9
Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

2.10
Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-8703) with the Securities and Exchange Commission on November 8, 2007)

10.1
First Amendment, dated August 23, 2013, to the Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; the other lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents.†

10.2	Letter Agreement, dated as of August 14, 2013, by and between Western Digital Corporation and Hitachi Ltd. †
10.3	Amendment No. 2 to Investor Rights Agreement, dated as of August 27, 2013, by and between Western Digital Corporation and Hitachi, Ltd.†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.

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
Date: October 29, 2013

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
2.1
Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011) ±

2.2
First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on August 12, 2011)

2.3
Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)

2.4
Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.5
Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.6
Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.7
Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.8
Amendment to Stock Purchase Agreement, dated July 9, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Annual Report on Form 10-K (File No. 1-8703) with the Securities and Exchange Commission on August 19, 2013)

2.9
Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

2.10
Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 5, 2007 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-8703) with the Securities and Exchange Commission on November 8, 2007)

10.1
First Amendment, dated August 23, 2013, to the Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; the other lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents.†

10.2	Letter Agreement, dated as of August 14, 2013, by and between Western Digital Corporation and Hitachi Ltd. †
10.3	Amendment No. 2 to Investor Rights Agreement, dated as of August 27, 2013, by and between Western Digital Corporation and Hitachi, Ltd.†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.

±
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

Exhibit 31.1
Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Stephen D. Milligan, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Western Digital Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: October 29, 2013

/s/ STEPHEN D. MILLIGAN
Stephen D. Milligan
President and Chief Executive Officer

Exhibit 31.2
Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Wolfgang U. Nickl, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Western Digital Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: October 29, 2013

/s/ WOLFGANG U. NICKL
Wolfgang U. Nickl
Executive Vice President and Chief Financial Officer

Exhibit 32.1
The following certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350 and in accordance with SEC Release No. 33-8238. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Western Digital Corporation specifically incorporates it by reference.
Certification of Chief Executive Officer
Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Western Digital Corporation, a Delaware corporation (the “Company”), hereby certifies that, to his knowledge:

(i)
the accompanying Quarterly Report on Form 10-Q of the Company for the period ended September 27, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: October 29, 2013

/s/ STEPHEN D. MILLIGAN
Stephen D. Milligan
President and Chief Executive Officer

Exhibit 32.2
The following certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350 and in accordance with SEC Release No. 33-8238. This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Western Digital Corporation specifically incorporates it by reference.
Certification of Chief Financial Officer
Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Western Digital Corporation, a Delaware corporation (the “Company”), hereby certifies that, to his knowledge:

(i)
the accompanying Quarterly Report on Form 10-Q of the Company for the period ended September 27, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: October 29, 2013

/s/ WOLFGANG U. NICKL
Wolfgang U. Nickl
Executive Vice President and Chief Financial Officer