Form 10-Q
period 2013-12-27
WESTERN DIGITAL CORP
filed 2014-01-31
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 22, 2014, 236,261,586 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal second quarters ended December 27, 2013 and December 28, 2012 both consisted of 13 weeks. Fiscal year 2013 was comprised of 52 weeks and ended on June 28, 2013. Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014. Fiscal year 2015 will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the second, third and fourth quarters consisting of 13 weeks each. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	December 27, 2013	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,655	$4,309
Accounts receivable, net	1,959	1,793
Inventories	1,293	1,188
Other current assets	381	308
Total current assets	8,288	7,598
Property, plant and equipment, net	3,509	3,700
Goodwill	2,555	1,954
Other intangible assets, net	607	605
Other non-current assets	323	179
Total assets	$15,282	$14,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,106	$1,990
Accrued arbitration award	732	706
Accrued expenses	479	480
Accrued compensation	456	453
Accrued warranty	117	114
Short-term debt	500	—
Current portion of long-term debt	230	230
Total current liabilities	4,620	3,973
Long-term debt	1,610	1,725
Other liabilities	473	445
Total liabilities	6,703	6,143
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 237 shares	3	3
Additional paid-in capital	2,262	2,188
Accumulated other comprehensive loss	(49)	(35)
Retained earnings	7,541	6,749
Treasury stock — common shares at cost; 24 shares	(1,178)	(1,012)
Total shareholders’ equity	8,579	7,893
Total liabilities and shareholders’ equity	$15,282	$14,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Revenue, net	$3,972	$3,824	$7,776	$7,859
Cost of revenue	2,831	2,765	5,547	5,607
Gross profit	1,141	1,059	2,229	2,252
Operating expenses:
Research and development	421	378	822	774
Selling, general and administrative	229	162	361	341
Charges related to arbitration award	13	—	26	—
Employee termination benefits and other charges	—	41	—	67
Total operating expenses	663	581	1,209	1,182
Operating income	478	478	1,020	1,070
Other income (expense):
Interest income	3	3	6	5
Interest and other expense	(14)	(13)	(27)	(29)
Total other expense, net	(11)	(10)	(21)	(24)
Income before income taxes	467	468	999	1,046
Income tax provision	37	133	74	192
Net income	$430	$335	$925	$854
Income per common share:
Basic	$1.82	$1.38	$3.92	$3.50
Diluted	$1.77	$1.36	$3.81	$3.43
Weighted average shares outstanding:
Basic	236	242	236	244
Diluted	243	246	243	249
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net income	$430	$335	$925	$854
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on foreign exchange contracts	(30)	(2)	(14)	26
Net actuarial pension gain	—	—	—	1
Translation loss	—	(4)	—	(4)
Other comprehensive income (loss)	(30)	(6)	(14)	23
Total comprehensive income	$400	$329	$911	$877
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	December 27, 2013	December 28, 2012
Cash flows from operating activities
Net income	$925	$854
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	629	622
Stock-based compensation	84	71
Deferred income taxes	(39)	68
Gain from insurance recovery	(65)	—
Loss on disposal of assets	29	—
Non-cash portion of employee termination benefits and other charges	—	15
Changes in:
Accounts receivable, net	(145)	633
Inventories	(66)	7
Accounts payable	93	(352)
Accrued arbitration award	26	—
Accrued expenses	(36)	(185)
Accrued compensation	3	16
Other assets and liabilities	(32)	(41)
Net cash provided by operating activities	1,406	1,708
Cash flows from investing activities
Purchases of property, plant and equipment	(306)	(628)
Acquisitions, net of cash acquired	(823)	(27)
Other investing activities, net	4	(15)
Net cash used in investing activities	(1,125)	(670)
Cash flows from financing activities
Issuance of stock under employee stock plans	97	86
Taxes paid on vested stock awards under employee stock plans	(24)	(8)
Excess tax benefits from employee stock plans	25	35
Repurchases of common stock	(300)	(364)
Dividends paid to shareholders	(118)	(121)
Proceeds from revolving credit facility	500	—
Repayment of long-term debt	(115)	(58)
Net cash provided by (used in) financing activities	65	(430)
Net increase in cash and cash equivalents	346	608
Cash and cash equivalents, beginning of period	4,309	3,208
Cash and cash equivalents, end of period	$4,655	$3,816
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$122	$95
Cash paid for interest	$24	$21
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$71	$—
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
The Company acquired Virident Systems, Inc. ("Virident") on October 17, 2013, sTec, Inc. (“sTec”) on September 12, 2013, and VeloBit, Inc. ("VeloBit") on July 10, 2013. These acquisitions are further described in Note 11 below. In connection with the acquisitions, Virident, sTec and VeloBit became indirect wholly-owned subsidiaries of the Company. Virident, sTec and VeloBit’s results of operations since the dates of acquisition are included in the condensed consolidated financial statements.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	December 27, 2013	June 28, 2013
	(in millions)
Inventories:
Raw materials and component parts	$201	$167
Work-in-process	581	575
Finished goods	511	446
Total inventories	$1,293	$1,188
Property, plant and equipment:
Property, plant and equipment	$7,879	$7,616
Accumulated depreciation	(4,370)	(3,916)
Property, plant and equipment, net	$3,509	$3,700
Other intangible assets:
Other intangible assets	$1,060	$948
Accumulated amortization	(453)	(343)
Other intangible assets, net	$607	$605

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

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Warranty accrual, beginning of period	$195	$230	$187	$260
Warranty liability assumed as a result of acquisition (see Note 11)	1	—	4	—
Charges to operations	44	44	84	90
Utilization	(57)	(51)	(106)	(111)
Changes in estimate related to pre-existing warranties	7	(12)	21	(28)
Warranty accrual, end of period	$190	$211	$190	$211
The long-term portion of the warranty accrual classified in other liabilities was $73 million at both December 27, 2013 and June 28, 2013.
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
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the six months ended December 27, 2013 (in millions):

	Actuarial Pension Gain (Loss)	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2013	$11	$—	$(46)	$(35)
Other comprehensive income before reclassifications	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	—	(3)	(3)
Net current-period other comprehensive income	—	—	(14)	(14)
Balance at December 27, 2013	$11	$—	$(60)	$(49)
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the six months ended December 28, 2012 (in millions):

	Actuarial Pension Gain (Loss)	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2012	$(3)	$4	$(16)	$(15)
Other comprehensive income before reclassifications	1	—	45	46
Amounts reclassified from accumulated other comprehensive income	—	(4)	(19)	(23)
Net current-period other comprehensive income	1	(4)	26	23
Balance at December 28, 2012	$(2)	$—	$10	$8

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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net income	$430	$335	$925	$854
Weighted average shares outstanding:
Basic	236	242	236	244
Employee stock options and other	7	4	7	5
Diluted	243	246	243	249
Income per common share:
Basic	$1.82	$1.38	$3.92	$3.50
Diluted	$1.77	$1.36	$3.81	$3.43
Anti-dilutive potential common shares excluded*	2	7	1	6

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
On March 8, 2012 (the “HGST Closing Date”), the Company, in its capacity as the parent entity and guarantor, Western Digital Technologies, Inc. (“WDT”), a wholly owned subsidiary of the Company, and Western Digital Ireland, Ltd. (“WDI”), an indirect wholly owned subsidiary of the Company, entered into a five-year credit agreement (the “Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other participating lenders. The Credit Facility provided for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. The only borrower under the term loan facility was WDI and the revolving credit facility was available to both WDI and WDT. As of December 27, 2013, the outstanding balance was $1.8 billion for the term loan facility and $500 million for the revolving credit facility, totaling $2.3 billion. As of December 27, 2013, the term loan facility and revolving credit facility had a variable interest rate of 2.16% and the Company was in compliance with all covenants. On January 9, 2014, the outstanding balance on the existing Credit Facility was repaid, the Credit Facility was terminated, and a new credit agreement was entered into. For more information on the credit agreement subsequent event, see Note 14.
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
On December 7, 2009, plaintiff Nazomi Communications (“Nazomi”) filed a complaint in the Eastern District of Texas against WD and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Nazomi dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. In August 2012, the Court dismissed WD on summary judgment for non-infringement. Nazomi filed a notice of appeal on January 16, 2013. The Federal Circuit heard oral argument on the appeal on November 4, 2013 and affirmed the Court's grant of summary judgment of non-infringement on January 10, 2014. WD intends to continue to defend itself vigorously in this matter.
On August 1, 2011, plaintiff Guzik Technical Enterprises (“Guzik”) filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by Guzik allegedly relate to devices used to test hard disk drive heads and media. On November 30, 2013, WD entered into a settlement agreement for an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company recorded an accrual in the three months ended December 27, 2013. Guzik is disputing the enforceability of the agreement and on December 27, 2013, WD filed a motion to enforce the agreement. WD intends to defend itself vigorously in this matter.
On July 9, 2012, Siemens Aktiengesellschaft (“Siemens”) filed a complaint in German court against WD, Western Digital GmbH, and Digital River International, S.a.r.l. alleging patent infringement of European patent no. EP 674769, which claims an artificial antiferromagnetic (AAF) (aka, synthetic antiferromagnetic) structure for giant magneto-resistive (GMR) sensors. On March 14-15, 2013, Western Digital GmbH filed a response of non-infringement and also filed a separate nullity action. Siemens separately served WD on July 15, 2013. WD responded on September 6, 2013. Siemens' response is due on March 28, 2014. Western Digital GmbH's and WD’s rejoinder will then be due on September 26, 2014. The oral hearing is scheduled for October 28, 2014. WD and Western Digital GmbH intend to defend themselves vigorously in this matter.
On April 29, 2013, plaintiffs Charles C. Freeney III et al. filed a complaint in the Eastern District of Texas against WD alleging infringement of U.S. Patent No. 7,110,744. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patent allegedly relates to WD’s AC router products. On November 14, 2013, WD and Mr. Freeney III et al. reached a settlement in this matter for an amount that was not material to the Company’s financial position, results of operations or cash flows. On December 11, 2013, the United States District Court for the Eastern District of Texas ordered that all claims against WD are dismissed with prejudice.
On September 5, 2013, plaintiff Lake Cherokee Hard Drive Technologies, LLC (“Lake Cherokee”) filed a complaint in the Eastern District of Texas against: Marvell Asia PTE, Ltd., Samsung Semiconductor, Inc., Seagate Tech. LLC, Seagate Tech. Int’l., Toshiba Corp., Toshiba Am. Elec. Components, Toshiba Am. Inf. Sys., Inc., Toshiba Am. Inf. Equip. (Philippines), Inc., and WDT alleging infringement of US Patent Nos. 5,844,738 and 5,978,162. Lake Cherokee alleges that WDT’s hard disk drive products that contain Marvell read channel systems-on-a-chip (SOCs) infringe its ’738 and ’162 patents. The complaint seeks unspecified monetary damages, fees and costs. WDT intends to defend itself vigorously in this matter.
On September 25, 2013, plaintiff Lake Cherokee filed a complaint in the Eastern District of Texas against: Marvell Semiconductor, Inc., Marvell Asia PTE, Ltd., Dell Inc., and WDT alleging infringement of US Patent No. 5,583,706. Lake

Cherokee alleges that WDT’s hard disk drive products that contain Marvell read channel systems-on-a-chip (SOCs) infringe its ’706 patent. The complaint seeks an injunction, unspecified monetary damages, fees and costs. WDT intends to defend itself vigorously in this matter.
On September 9, 2013, plaintiff Garnet Digital, LLC ("Garnet Digital") filed a complaint in the Eastern District of Texas against WDT, alleging infringement of US Patent No. 5,379,421. Garnet Digital alleges that the WD TV Live product infringes the ’421 patent. The complaint seeks unspecified monetary damages, fees and costs. On January 21, 2014, WDT and Garnet Digital reached a settlement in this matter for an amount that was not material to the Company's financial position, results of operations or cash flows.
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
On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. The Company strongly disagrees with the decision of the Court of Appeals and believes that the District Court’s decision was correct. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Company was informed that the Minnesota Supreme Court granted the Company’s petition. The appeal before the Minnesota Supreme Court has been fully briefed, and oral argument is scheduled for February 5, 2014. The Company will continue to vigorously defend itself in this matter. In light of uncertainties with respect to this matter, the Company recorded an accrual of $681 million for this matter in its financial statements in the fourth quarter of fiscal 2013 and recorded additional interest totaling $13 million and $26 million in the three and six months ended December 27, 2013, respectively, which is included within charges related to arbitration award in the condensed consolidated statements of income. This amount is in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. The total amount accrued of $732 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through December 27, 2013.

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

6. Income Taxes
The Company’s income tax provision for the three and six months ended December 27, 2013 was $37 million and $74 million, respectively, as compared to $133 million and $192 million in the respective prior-year periods. The Company recorded an $88 million charge to reduce its previously recognized California deferred tax assets in the six months ended December 28, 2012 as a result of the enactment of California Proposition 39. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025 and the current year generation of income tax credits.
In the three months ended December 27, 2013, the Company recorded a net increase of $10 million in its liability for unrecognized tax benefits. In the six months ended December 27, 2013, the Company recorded a net increase of $23 million in its liability for unrecognized tax benefits. In addition, the Company recorded a $3 million increase related to the Virident and sTec acquisitions in the six months ended December 27, 2013. As of December 27, 2013, the Company had a recorded liability for unrecognized tax benefits of approximately $263 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and six months ended December 27, 2013.
The Internal Revenue Service (“IRS”) previously completed its field examination of the Company’s federal income tax returns for fiscal years 2006 and 2007 and issued Revenue Agent Reports that proposed adjustments to income before income taxes of approximately $970 million primarily related to transfer pricing and intercompany payable balances. The Company disagreed with the proposed adjustments and filed a protest with the IRS Appeals Office. In June 2013, the Company reached an agreement with the IRS to resolve the transfer pricing issue. This agreement resulted in a decrease in the amount of net operating loss and tax credits realized, but did not have an impact on the Company’s consolidated statements of income. The proposed adjustment relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of the Company’s fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which was acquired by the Company on September 5, 2007. In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 27, 2013, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 27, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,739	$—	$—	$1,739
Auction-rate securities	—	—	14	14
Total assets at fair value	$1,739	$—	$14	$1,753
Liabilities:
Foreign exchange contracts	$—	$73	$—	$73
Total liabilities at fair value	$—	$73	$—	$73
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

In the three and six months ended December 27, 2013, there were no transfers between levels and no changes in Level 3 financial assets measured on a recurring basis.
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of December 27, 2013, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax and presented within cash flow from operations. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and six months ended December 27, 2013 and December 28, 2012.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three and six months ended December 27, 2013 and December 28, 2012.
As of December 27, 2013, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $60 million. In addition, as of December 27, 2013, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.7 billion and $2.7 billion and closed $1.3 billion and $2.7 billion, in foreign exchange contracts in the three and six months ended December 27, 2013, respectively. The Company opened $647 million and $1.4 billion and closed $923 million and $2.0 billion, in foreign exchange contracts in the three and six months ended December 28, 2012, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	December 27, 2013		June 28, 2013		December 27, 2013		June 28, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current assets	$—	Accrued expenses	$73	Accrued expenses	$57
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of December 27, 2013 (in millions):

				Gross Amounts Not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial liabilities	$(73)	$—	$(73)	$—	$—	$(73)
Total derivative instruments	$(73)	$—	$(73)	$—	$—	$(73)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of June 28, 2013 (in millions):

				Gross Amounts Not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial assets	$10	$(10)	$—	$—	$—	$—
Financial liabilities	(67)	10	(57)	—	—	(57)
Total derivative instruments	$(57)	$—	$(57)	$—	$—	$(57)
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	December 27, 2013		December 28, 2012			December 27, 2013		December 28, 2012
Foreign exchange contracts	$—	$(11)	$14	$45	Cost of revenue	$30	$3	$16	$19
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and six months ended December 27, 2013 and December 28, 2012.

9. Stock-Based Compensation

In connection with the acquisition of Virident, the Company assumed all stock options that were outstanding and unvested as of the acquisition date. In connection with the acquisition of sTec, the Company assumed all of the unvested RSUs outstanding under sTec’s stock plans as of the acquisition date.  In addition, the Company assumed all of the stock options outstanding under sTec’s stock plans as of the acquisition date with the exception of any unvested, unexercised and outstanding stock options that had an exercise price greater than the merger consideration as defined in the merger agreement. The assumed stock options and RSUs were converted into equivalent stock options and RSUs with respect to shares of the Company’s common stock using an equity award exchange ratio.

Stock-based Compensation Expense
During the three and six months ended December 27, 2013, the Company recognized in expense $24 million and $45 million for stock-based compensation related to the vesting of options issued under the Company’s stock plans and the ESPP, respectively, as compared to $24 million and $49 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $6 million and $11 million in the three and six months ended December 27, 2013, respectively, as compared to $6 million and $13 million in the three and six months ended December 28, 2012, respectively. As of December 27, 2013, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $161 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.2 years.
During the three and six months ended December 27, 2013, the Company recognized in expense $18 million and $39 million for stock-based compensation related to the vesting of awards of RSUs issued under the Company's stock plans, respectively, as compared to $12 million and $25 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $5 million and $9 million in the three and six months ended December 27, 2013, respectively, as compared to $3 million and $7 million in the three and six months ended December 28, 2012. As of December 27, 2013, the aggregate unamortized fair value of all unvested RSUs was $127 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.8 years. RSUs include performance stock unit awards (“PSUs”). The effect of PSUs was immaterial to the condensed consolidated financial statements in the three and six months ended December 27, 2013 and December 28, 2012.
During the three and six months ended December 27, 2013, the Company recognized in expense $20 million and $24 million related to adjustments to market value as well as the vesting of stock appreciation rights (“SARs”), as compared to $4 million and $16 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned SARs expense was $4 million and $5 million in the three and six months ended December 27, 2013, as compared to $1 million and $4 million in the three and six months ended December 28, 2012, respectively. The SARs will be settled in cash upon exercise. As a result, the Company had a total liability of $66 million related to SARs included in accrued expenses in the condensed consolidated balance sheet as of December 27, 2013. In addition, as of December 27, 2013, total compensation cost related to unvested SARs issued to employees but not yet recognized was $5 million and will be recognized on a straight-line basis over a weighted average service period of approximately 0.3 years.
Stock Option Activity
The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 28, 2013	11.9	$29.47
Granted	1.6	68.40
Assumed in acquisition	0.4	117.41
Exercised	(0.7)	30.14
Canceled or expired	(0.1)	29.93
Options outstanding at September 27, 2013	13.1	36.77
Assumed in acquisition	1.3	12.32
Exercised	(1.6)	25.34
Canceled or expired	(0.3)	76.28
Options outstanding at December 27, 2013	12.5	34.99	4.8	$610
Exercisable at December 27, 2013	4.8	$32.45	3.2	$253
Vested and expected to vest after December 27, 2013	12.3	$34.79	4.8	$602
If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of December 27, 2013, the Company had options outstanding to purchase an aggregate of 12.3 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $610 million at that date. During the three and six months ended December 27, 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $80 million and $107 million, respectively, determined as of the date of exercise, as compared to $25 million and $79 million in the respective prior-year periods.

RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at June 28, 2013	3.6	$35.82
Granted	1.3	68.41
Assumed in acquisition	0.2	62.73
Vested	(0.9)	29.73
RSUs outstanding at September 27, 2013	4.2	48.39
Granted	0.1	74.54
Vested	(0.2)	42.86
Forfeited	(0.1)	46.19
RSUs outstanding at December 27, 2013	4.0	$49.10
Expected to vest after December 27, 2013	3.8	$48.86
The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $4 million and $92 million in the three and six months ended December 27, 2013, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 3.5% and 3.3%, for the three and six months ended December 27, 2013, respectively, based on a historical analysis indicating forfeitures for these types of awards.
SARs Activity
The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of December 27, 2013, 1.0 million SARs were outstanding with a weighted average exercise price of $7.92. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 27, 2013.

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

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Suboptimal exercise factor	2.20	1.92	2.06	1.90
Range of risk-free interest rates	0.12% to 2.44%	0.16% to 1.18%	0.10% to 2.44%	0.16% to 1.18%
Range of expected stock price volatility	0.29 to 0.49	0.42 to 0.52	0.29 to 0.50	0.42 to 0.53
Weighted average expected volatility	0.41	0.47	0.43	0.49
Post-vesting termination rate	3.18%	2.41%	3.09%	2.09%
Dividend yield	1.45%	2.41%	1.58%	2.58%
Fair value	$25.29	$13.08	$24.03	$15.56
The weighted average expected term of the Company’s stock options granted during the three and six months ended December 27, 2013 was 5.4 years and 5.0 years, respectively, compared to 4.2 years and 4.0 years in the respective prior-year periods.

Fair Value Disclosure — Black-Scholes-Merton Model
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP are granted on either June 1st or December 1st of each year. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended December 27, 2013 and December 28, 2012.
Stock Repurchase Program
Since May 21, 2012, the Company's Board of Directors has authorized an additional $3.0 billion for the repurchase of its common stock and the extension of its stock repurchase program through September 13, 2017. The Company repurchased 2.0 million and 4.3 million shares for a total cost of $150 million and $300 million during the three and six months ended December 27, 2013, respectively. The remaining amount available to be purchased under the Company’s stock repurchase program as of December 27, 2013 was $1.7 billion. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows and borrowings under the Company's Credit Agreement.
Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In the three months ended December 27, 2013, the Company declared a cash dividend of $0.30 per share of the Company’s common stock to shareholders of record as of December 27, 2013, totaling $71 million, which was paid on January 15, 2014. In addition, in the three months ended September 27, 2013, the Company declared a cash dividend of $0.25 per share of the Company's common stock to shareholders of record as of September 30, 2013, for a total of $59 million which was paid on October 15, 2013. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three and six months ended December 27, 2013 and December 28, 2012. The expected long-term rate of return on the Japanese plan assets is 3.5%.
The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	December 27, 2013	June 28, 2013
Benefit obligation	$234	$234
Fair value of plan assets	(172)	(167)
Unfunded status	$62	$67
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	December 27, 2013	June 28, 2013
Current liabilities	$1	$1
Non-current liabilities	61	66
Net amount recognized	$62	$67

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three and six months ended December 27, 2013 and December 28, 2012. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $13 million in fiscal 2014.

11. Acquisitions
Acquisition of Virident
On October 17, 2013, the Company acquired Virident, a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. As a result of the acquisition, Virident was fully integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $613 million, consisting of $598 million which was funded with available cash and $15 million related to the fair value of stock options assumed. The acquisition is expected to further HGST's strategy to address the rapidly changing needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $505 million to goodwill. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted during the measurement period of up to 12 months from the date of the acquisition as further information becomes available with any changes in the fair values potentially resulting in material adjustments to goodwill. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's condensed consolidated financial statements. In addition, pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended December 27, 2013.
The preliminary purchase price allocation for Virident was as follows (in millions):

October 17, 2013
Tangible net assets acquired and liabilities assumed	$59
Intangible assets	49
Goodwill	505
Total	$613
The $505 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from an ability to create server-side flash storage solutions leveraging the core technology acquired and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to Virident was immaterial to the Company’s condensed consolidated financial statements for the three months ended December 27, 2013.
Acquisition of sTec
On September 12, 2013, the Company completed its acquisition of sTec, a provider of enterprise solid-state drives. As a result of the acquisition, sTec was fully integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $336 million, consisting of $325 million which was funded with available cash and $11 million related to the fair value of stock options and RSUs assumed. The acquisition is intended to augment HGST's existing solid-state storage capabilities.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $85 million to goodwill. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized due to information that may become available subsequently include contingencies and income taxes and any changes in these fair values could potentially result in material adjustments to goodwill. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's condensed consolidated financial statements. In addition, pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended December 27, 2013.

The preliminary purchase price allocation for sTec was as follows (in millions):

September 12, 2013
Tangible net assets acquired and liabilities assumed	$193
Intangible assets	58
Goodwill	85
Total	$336

The $85 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from augmenting HGST's existing solid-state storage capabilities and accelerating its ability to expand its participation in the growing area of enterprise solid-state drives ("SSDs") and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to sTec was immaterial to the Company’s condensed consolidated financial statements for the three and six months ended December 27, 2013.
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
12. Employee Termination Benefits and Other Charges
During 2013, the Company incurred charges of $138 million to realign its operations with anticipated market demand. These charges consisted of $109 million of employee termination benefits, $14 million of asset impairment charges and $15 million of contract and other termination charges and were classified as operating expenses and included within employee termination benefits and other charges in the consolidated statements of income. At June 28, 2013, the Company had a liability of $46 million related to these charges. In the six months ended December 27, 2013, the Company paid $30 million of employee termination benefits and settled $9 million of contract and other termination charges. As a result, the Company's remaining liability totaled $7 million at December 27, 2013 and is expected to be settled by the end of fiscal 2014.
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
14. Subsequent Event
On January 9, 2014 (the "Closing Date”), WDI used existing cash to repay the outstanding term loan balance of $1.8 billion under the Credit Facility, and subsequently, on the Closing Date, Western Digital Corporation, WDT and WDI, entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"); WDT paid the outstanding revolving credit facility balance of $500 million under the Credit Facility; and the Company terminated the Credit Facility. The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT and a $1.5 billion revolving credit facility to WDT and WDI (the “Borrowers”). The revolving credit facility includes a $100 million sublimit for letters of credit and a $50 million sublimit for swing line loans. Subject to certain conditions, a Borrower may elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. The loans under the Credit Agreement have a five-year term. The obligations of the Borrowers under the Credit Agreement are guaranteed by Western Digital Corporation and its material domestic subsidiaries, and the obligations of WDI under the Credit Agreement are also guaranteed by WDT.
As of the date of this Quarterly Report on Form 10-Q, the outstanding term loan balance under the Credit Agreement was $2.5 billion. The Company is required to make quarterly principal payments on the term loan facility beginning in March 2014, totaling $63 million for the remainder of fiscal 2014, $125 million in fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.
The Credit Agreement requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements, and customary events of default. As of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with all covenants.
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
Our Company

We are a leading developer and manufacturer of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our principal products are hard drives. Our product portfolio also includes solid-state drives ("SSDs"). Hard drives are today’s primary storage medium for digital data, with solid-state storage products growing rapidly. Our products are marketed under the HGST, WD and G-Technology brand names.  We currently operate our global business through two independent subsidiaries due to regulatory requirements - HGST and WD.
Acquisitions
Acquisition of Virident Systems, Inc. (“Virident”)
On October 17, 2013, we acquired Virident, a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. Virident was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The purchase price of the acquisition was approximately $613 million, consisting of $598 million which was funded with available cash and $15 million related to the fair value of stock options assumed. The acquisition is expected to further HGST's strategy to address the rapidly changing needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures. The acquisition of Virident did not have a material impact on our condensed consolidated financial statements for the three months ended December 27, 2013.
Acquisition of sTec, Inc. (“sTec”)

On September 12, 2013, we completed the acquisition of sTec, a provider of enterprise SSDs. As a result of the acquisition, sTec was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The acquisition is intended to augment HGST's existing solid-state storage capabilities. The purchase price of the acquisition was approximately $336 million, consisting of $325 million which was funded with available cash and $11 million related to the fair value of stock options and RSUs assumed. The acquisition of sTec did not have a material impact on our condensed consolidated financial statements for the three and six months ended December 27, 2013.
Acquisition of VeloBit, Inc. ("VeloBit")
On July 10, 2013, we acquired VeloBit, a privately held provider of high-performance storage I/O optimization software. As a result of the acquisition, VeloBit was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The acquisition is intended to build on HGST's strategy to enhance the overall value of datacenter storage by integrating HGST SSDs with software. The acquisition was not material to our condensed consolidated financial statements.
Second Quarter Overview
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for Virident, which was acquired on October 17, 2013, sTec, which was acquired on September 12, 2013, and VeloBit, which was acquired on July 10, 2013, are included in our operating results only after the dates of acquisition.
For the quarter ended December 27, 2013, we believe that overall hard drive industry shipments totaled approximately 142 million units, up 5% from the prior-year period and up 1% from the September quarter.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2013		December 28, 2012		December 27, 2013		December 28, 2012
Net revenue	$3,972	100.0%	$3,824	100.0%	$7,776	100.0%	$7,859	100.0%
Gross profit	1,141	28.7	1,059	27.7	2,229	28.7	2,252	28.7
Total operating expenses	663	16.7	581	15.2	1,209	15.5	1,182	15.0
Operating income	478	12.0	478	12.5	1,020	13.1	1,070	13.6
Net income	430	10.8	335	8.8	925	11.9	854	10.9
The following is a summary of our financial performance for the second quarter of fiscal 2014:

•	Consolidated net revenue totaled $4.0 billion.

•
54% of our net revenue was derived from non-PC (personal computer) markets, which include enterprise applications, branded products and CE (consumer electronics) products, as compared to 49% in the prior-year period.

•	Net revenue derived from enterprise SSDs was $155 million as compared to $89 million in the prior-year period.

•	Hard drive unit shipments increased 7% from the prior-year period to 63.1 million units.

•	Gross margin increased to 28.7%, compared to 27.7% for the prior-year period.

•	Operating income was $478 million, flat with the prior-year period.

•	We generated $727 million in cash flow from operations in the second quarter of fiscal 2014, and we ended the quarter with $4.7 billion in cash and cash equivalents.
For the quarter ending March 28, 2014, we expect overall hard drive industry shipments and our revenue to decrease slightly from the December quarter as a result of seasonality.

Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
(in millions, except percentages and average selling price)	December 27, 2013	December 28, 2012	Percentage Change	December 27, 2013	December 28, 2012	Percentage Change
Net revenue	$3,972	$3,824	4%	$7,776	$7,859	(1)%
Average selling price (per unit)*	$60	$62	(3)%	$59	$62	(5)%
Revenues by Geography (%)
Americas	25%	27%		26%	25%
Europe, Middle East and Africa	23	23		21	20
Asia	52	50		53	55
Revenues by Channel (%)
OEM	62%	61%		63%	62%
Distributors	24	24		24	24
Retailers	14	15		13	14
Unit Shipments*
PC	39.5	39.0		79.7	81.7
Non-PC	23.6	20.2		46.0	40.0
Total units shipped	63.1	59.2	7%	125.7	121.7	3%

*	Based on sales of hard drive units only.
For the quarter ended December 27, 2013, net revenue was $4.0 billion, an increase of 4% from the prior-year period. Total hard drive shipments increased to 63.1 million units for the quarter ended December 27, 2013 as compared to 59.2 million units in the prior-year period. For the six months ended December 27, 2013, net revenue was $7.8 billion, a decrease of 1% from the prior year period. Total hard drive shipments increased to 125.7 million units for the six months ended December 27, 2013, as compared to 121.7 million units in the prior-year period. For the quarter ended December 27, 2013, average selling price ("ASP") decreased by $2 from the prior-year period, from $62 to $60. For the six months ended December 27, 2013, ASP decreased by $3 from the prior-year period, from $62 to $59. These decreases in ASP were primarily driven by a competitive pricing environment.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For the three and six months ended December 27, 2013, Hewlett-Packard Company accounted for approximately 11% and 12% of our net revenue, respectively. For the three and six months ended December 28, 2012, no customer accounted for 10% or more of our net revenue.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended December 27, 2013, these programs represented 7% of gross revenues, as compared to 9% and 8% in the respective prior-year periods. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions, except percentages)	December 27, 2013	December 28, 2012	Percentage Change	December 27, 2013	December 28, 2012	Percentage Change
Net revenue	$3,972	$3,824	4%	$7,776	$7,859	(1)%
Gross profit	1,141	1,059	8%	2,229	2,252	(1)%
Gross margin	28.7%	27.7%		28.7%	28.7%
For the three months ended December 27, 2013, gross margin as a percentage of revenue increased to 28.7% as compared to 27.7% for the prior-year period. This increase was primarily a result of cost improvements due to operational efficiencies. For the six months ended December 27, 2013, gross margin as a percentage of revenue remained flat at 28.7%.
Operating Expenses

	Three Months Ended			Six Months Ended
(in millions, except percentages)	December 27, 2013	December 28, 2012	Percentage Change	December 27, 2013	December 28, 2012	Percentage Change
R&D expense	$421	$378	11%	$822	$774	6%
SG&A expense	229	162	41%	361	341	6%
Charges related to arbitration award	13	—		26	—
Employee termination benefits and other charges	—	41		—	67
Total operating expenses	$663	$581		$1,209	$1,182
Research and development (“R&D”) expense was $421 million for the three months ended December 27, 2013, an increase of $43 million from the prior-year period. For the six months ended December 27, 2013, R&D expense was $822 million, an increase of $48 million from the prior-year period. These increases were primarily due to the inclusion of Virident and sTec's R&D expenses from the dates of acquisition as well as expense related to adjustments to market value on our stock appreciation rights ("SARs"). As a percentage of net revenue, R&D expense increased to 10.6% in both the three and six months ended December 27, 2013, respectively, compared to 9.9% and 9.8% in the respective prior-year periods.
Selling, general and administrative (“SG&A”) expense was $229 million for the three months ended December 27, 2013, an increase of $67 million from the prior-year period. For the six months ended December 27, 2013, SG&A expense was $361 million, an increase of $20 million from the prior-year period. These increases were primarily due to the inclusion of Virident and sTec's SG&A expenses from the dates of acquisition as well as expense related to adjustments to market value on our SARs. SG&A expense as a percentage of net revenue increased to 5.8% and 4.6% in the three and six months ended December 27, 2013, compared to 4.2% and 4.3% in the respective prior-year periods.
During the three and six months ended December 27, 2013, we recorded $13 million and $26 million, respectively, of interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate

Technology LLC ("Seagate"), alleging misappropriation of confidential information and trade secrets. For further details see the "Arbitration Award" section below.
During the three months ended December 28, 2012, we recorded charges of $41 million consisting of $26 million of employee termination benefits, $12 million of asset impairments and $3 million of contract and other termination costs in order to realign our operations with anticipated market demand. During the six months ended December 28, 2012, we recorded charges of $67 million consisting of $51 million of employee termination benefits, $12 million of asset impairments and $4 million of contract and other termination costs in order to realign our operations with anticipated market demand.

Other Income (Expense)
Interest income for the three months ended December 27, 2013 remained flat with the prior-year period. Interest income for the six months ended December 27, 2013 increased $1 million as compared to the prior-year period primarily due to a higher average daily invested cash balance for the period. Interest and other expense for the three months ended December 27, 2013 increased $1 million as compared to the prior-year period primarily due to interest on an increased weighted average debt balance as a result of borrowings under the revolving credit facility. Interest and other expense for the six months ended December 27, 2013 decreased $2 million as compared to the prior-year period primarily due to interest on a decreased weighted average debt balance.
Income Tax Provision
Our income tax provision for the three months ended December 27, 2013 was $37 million as compared to $133 million in the prior-year period. Our income tax provision for the six months ended December 27, 2013 was $74 million as compared to $192 million in the prior-year period. We recorded an $88 million charge to reduce our previously recognized California deferred tax assets in the six months ended December 28, 2012 as a result of the enactment of California Proposition 39. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025 and the current year generation of income tax credits.
In the three months ended December 27, 2013, we recorded a net increase of $13 million in our liability for unrecognized tax benefits. In the six months ended December 27, 2013, we recorded a net increase of $23 million in our liability for unrecognized tax benefits. In addition, we recorded a $3 million increase related to the Virident and sTec acquisitions in the six months ended December 27, 2013. As of December 27, 2013, we had a recorded liability for unrecognized tax benefits of approximately $263 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and six months ended December 27, 2013.
The Internal Revenue Service (“IRS”) completed its field examination of our federal income tax returns for fiscal years 2006 and 2007 and issued Revenue Agent Reports that proposed adjustments to income before income taxes of approximately $970 million primarily related to transfer pricing and intercompany payable balances. We disagreed with the proposed adjustments and filed a protest with the IRS Appeals Office. In June 2013, we reached an agreement with the IRS to resolve the transfer pricing issue. This agreement resulted in a decrease in the amount of net operating loss and tax credits realized, but did not have an impact on our consolidated statements of income. The proposed adjustment relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of our fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which was acquired by us on September 5, 2007. In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by us on March 8, 2012.
We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of December 27, 2013, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.
Arbitration Award

As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition to vacate was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court's decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court's decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals and believe that the District Court’s decision was correct. On August 20, 2013, we filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, we were informed that the Minnesota Supreme Court granted our petition. The appeal before the Minnesota Supreme Court has been fully briefed, and oral argument is scheduled for February 5, 2014. We will continue to vigorously defend ourselves in this matter. In light of uncertainties with respect to this matter, we recorded an accrual of $681 million for this matter in our financial statements for the three months ended June 28, 2013. This amount was in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. In the three and six months ended December 27, 2013, we recorded an additional $13 million and $26 million, respectively, for interest related to the arbitration award. As a result, the total amount accrued of $732 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through December 27, 2013.
Liquidity and Capital Resources
We ended the first quarter of fiscal 2014 with total cash and cash equivalents of $4.7 billion. The following table summarizes our statements of cash flows (in millions):

	Six Months Ended
	December 27, 2013	December 28, 2012
Net cash flow provided by (used in):
Operating activities	$1,406	$1,708
Investing activities	(1,125)	(670)
Financing activities	65	(430)
Net increase in cash and cash equivalents	$346	$608
Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. On January 9, 2014 (the "Closing Date"), the outstanding balance on the existing credit facility entered into on March 8, 2012 (the "Credit Facility") was repaid, the Credit Facility was terminated, and Western Digital Corporation, Western Digital Technologies, Inc. ("WDT") and Western Digital Ireland, Ltd. ("WDI") entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT, and a $1.5 billion revolving credit facility to WDT and WDI. Subject to certain conditions, a Borrower may also elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. For additional information on the Credit Facility and the Credit Agreement, See Part I, Item 1, Notes 4 and 14, respectively, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend, stock repurchase and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
A total of $4.0 billion and $2.8 billion of our cash and cash equivalents was held outside of the United States at December 27, 2013 and June 28, 2013, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. If we are required to pay the arbitration award described in the section “Arbitration Award” above, the award would be paid from one of our foreign subsidiaries using cash and cash equivalents held outside of the United States. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities
Net cash provided by operating activities was $1.4 billion during the six months ended December 27, 2013. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used by working capital changes was $157 million for the six months ended December 27, 2013 as compared to $78 million provided by working capital changes in the prior-year period.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	December 27, 2013	December 28, 2012
Days sales outstanding	45	41
Days in inventory	42	40
Days payables outstanding	(68)	(72)
Cash conversion cycle	19	9
For the three months ended December 27, 2013, our average days sales outstanding (“DSOs”) increased by 4 days, days in inventory (“DIOs”) increased by 2 days, and days payable outstanding (“DPOs”) decreased by 4 days compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Cash used in investing activities for the six months ended December 27, 2013 was $1.1 billion and consisted primarily of $823 million related to acquisitions, net of cash acquired, and $306 million of capital expenditures, partially offset by a net $4 million for other investing activities, consisting of a flood-related insurance recovery and strategic investments. Cash used in investing activities for the six months ended December 28, 2012 was $670 million and consisted of $628 million of capital expenditures, $27 million related to acquisitions, net of cash acquired, and $15 million related to the purchase of an investment.
Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Government Agency securities. We also have $14 million of auction-rate securities, which are classified as available-for-sale securities in our condensed consolidated balance sheets.
Financing Activities
Net cash provided by financing activities for the six months ended December 27, 2013 was $65 million as compared to $430 million used in financing activities in the prior-year period. Net cash provided by financing activities for the six months ended December 27, 2013 consisted of $500 million of debt proceeds under the revolving credit facility and a net $98 million provided by employee stock plans, offset by $300 million used to repurchase shares of our common stock, $118 million used to pay dividends on our common stock and $115 million used to repay long-term debt. Net cash used in financing activities for the six months ended December 28, 2012 consisted of $364 million used to repurchase shares of our common stock, $121 million used to pay dividends and $58 million used to repay long-term debt, offset by a net $113 million provided by employee stock plans.
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
Contractual Obligations and Commitments
Long-Term Debt — On March 8, 2012, we, in our capacity as the parent entity and guarantor, WDT and WDI, entered into the Credit Facility. The Credit Facility provided for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. As of December 27, 2013, the outstanding balance was $1.8 billion for the term loan facility and $500 million for the revolving credit facility, totaling $2.3 billion. On January 9, 2014, the outstanding balance on the existing Credit Facility was repaid, the Credit Facility was terminated, and the new Credit Agreement was entered into.
As of the date of this Quarterly Report on Form 10-Q, the outstanding term loan balance under the Credit Agreement was $2.5 billion. We are required to make quarterly principal payments on the term loan facility beginning in March 2014, totaling $63 million for the remainder of fiscal 2014, $125 million in fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. For additional information, see Part I, Item 1, Note 4 and Note 14 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended June 28, 2013, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
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
Unrecognized Tax Benefits — As of December 27, 2013, the cash portion of our total recorded liability for unrecognized tax benefits was $222 million. We estimate the timing of the future payments of these liabilities to be within the next one to eight years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program — Since May 21, 2012, our Board of Directors has authorized an additional $3.0 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. We repurchased

2.0 million and 4.3 million shares of our common stock for a total cost of $150 million and $300 million during the three and six months ended December 27, 2013, respectively. The remaining amount available to be purchased under our stock repurchase program as of December 27, 2013 was $1.7 billion. Subsequent to December 27, 2013 and through January 30, 2014, we repurchased an additional 2.2 million shares of our common stock for a total cost of $186 million. We may continue to repurchase our common stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows and borrowings under our Credit Agreement.
Cash Dividend Policy — On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In the three months ended December 27, 2013, we declared a cash dividend of $0.30 per share of our common stock to our shareholders of record as of December 27, 2013, totaling $72 million, which we paid on January 15, 2014. In addition, in the three months ended September 27, 2013, the Company declared a cash dividend of $0.25 per share of the Company's common stock to shareholders of record as of September 30, 2013, which was paid on October 15, 2013. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.
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
Revenue and Accounts Receivable
In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and original equipment manufacturers ("OEMS") with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for our products or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For the three months ended December 27, 2013, sales incentive and marketing programs were 7% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.8% of quarterly gross revenue since the first quarter of fiscal 2013. Customer sales incentive and marketing programs are recorded as a reduction of revenue.
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

Stock-based Compensation
We account for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options and SARs granted are estimated using a binomial option-pricing model, and the fair values of all Employee Stock Purchase Plan purchase rights are estimated using the Black-Scholes-Merton option-pricing model. We account for SARs as liability awards based upon our intention to settle such awards in cash. The SARs liability is recognized for that portion of fair value for the service period rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. We are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially affected.
Goodwill and Other Long-Lived Assets
The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual impairment test as of the first day of our fiscal fourth quarter.
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
Other intangible assets consist primarily of technology acquired in business combinations and in-process research and development. In-process research and development is not amortized until the point at which it reaches technological feasibility. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that it may be impaired. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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

As of December 27, 2013, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains (Losses)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$246	$99.50	$(11)
Malaysian Ringgit	$195	$3.17	$(7)
Philippine Peso	$46	$43.37	$(1)
Singapore Dollar	$54	$1.26	$—
Thai Baht	$956	$31.39	$(41)
Fair value hedges:
British Pound Sterling	$5	$0.61	$—
Euro	$13	$0.73	$—
Japanese Yen	$93	$104.33	$—
Philippine Peso	$26	$44.36	$—
Thai Baht	$41	$32.88	$—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and six months ended December 27, 2013, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk

On the Closing Date, the outstanding balance on the existing Credit Facility was repaid, the Credit Facility was terminated, and the new Credit Agreement was entered into.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $25 million annually. For additional information on the Credit Agreement, see Part I, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
There has been no change in our internal control over financial reporting during the second fiscal quarter ended December 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A. RISK FACTORS
We have updated a few of the risk factors affecting our business since those presented in our Report on Form 10-Q, Part I, Item 1A, for the fiscal quarter ended September 27, 2013. Except for risks related to cyber attacks, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q, Part I, Item 1A, for the fiscal quarter ended September 27, 2013. For convenience, all of our risk factors are included below.
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
Our acquisition of HGST was financed by a combination of the issuance of additional shares of our common stock, the use of a significant amount of our cash on hand and the incurrence of a significant amount of indebtedness. The use of cash on hand and indebtedness to finance the acquisition reduced our liquidity and could cause us to place more reliance on cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operations and development activities. The Credit Agreement, refinancing the borrowings under the Credit Facility we entered into with respect to the indebtedness we incurred to finance the HGST acquisition, contains restrictive covenants, including financial covenants requiring us to maintain specified financial ratios. Our ability to meet these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of impairing our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default under the credit agreement, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

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

We participate in a highly competitive industry that is subject to the risk of declining ASPs, volatile gross margins and significant shifts in market share, all of which could adversely affect our operating results.
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
The secular growth of digital data is resulting in a more diversified mix of revenue. For example, for the quarter ended December 27, 2013, approximately 54% of our net revenue was derived from the non-PC markets. As sales to the non-PC markets become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our inability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, the non-PC markets may be adversely affected by the following:

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
During the quarter ended December 27, 2013, 42% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
We warrant the majority of our products for periods of one to five years. We test our hard drives in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, a product recall or epidemic failure may damage our reputation or customer relationships, and may cause us to lose market share with our customers, including our OEM and original design manufacturers ("ODM") customers.
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
We depend on an external supply base for technologies, components, equipment and materials for use in our product design and manufacturing. We also depend on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our JIT (just-in-time) hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of these components and much of this equipment must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment that can be used to develop and manufacture our next-generation products efficiently. However, many of the risks that affect us also affect our supply base, including, but not limited to, having single site manufacturing locations based in high risk regions of the world, macro and local economic conditions, shortages of commodity materials, proper management of technology transitions, natural disasters, geo-political risks, compliance with legal requirements, financial instability and exposure to IP and other litigation. If any of these risks were to affect our suppliers, we could also be adversely affected, especially in the case of products, components or services that are single-sourced. For example, if suppliers are facing increased costs due to the above risks, they may require us to enter into long-term volume agreements to shift the burden of fixed costs to us. Further, we work closely with many of our suppliers to develop new technologies and, as a result, we may become subject to litigation from our suppliers or third parties.
Without a capable and financially stable supply base that has established appropriate relationships within the supply chain and has implemented business processes, strategies and risk management safeguards, we would be unable to develop our products, manufacture them in high volumes, and distribute them to our customers to execute our business plans effectively. As PC demand slows, competition increases from NAND and other consumer devices, the total available market (TAM) for hard disk drives decreases and costs increase, these suppliers may reevaluate their business models. Our suppliers may be acquired by our competitors, consolidate, or decide to exit the industry, redirect their investments and increase costs to us, each of which may have an adverse effect on our business and operations. In addition, moving to new technologies may require us to align to, and build, a new supply base, such as NAND flash. In the case of NAND suppliers, many of which are involved in developing storage products such as SSD that, in some cases, compete with our products. Our success in these new product areas may be dependent on our ability and their willingness to develop close relationships, with preferential agreements. Where this cannot be done, our business and operations may be adversely affected.
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

Price volatility, shortages of critical materials or components, or use by other industries of materials and components used in the storage industry, may negatively impact our operating results.
Increases in the cost for certain critical materials and components and oil may increase our costs of manufacturing and transporting hard drives and key components and may result in lower operating margins if we are unable to pass these increased costs on to our customers. Shortages of critical components such as DRAM and NAND flash, or materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, which are critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results.
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

•
quality problems or other defects in the early stages of new product introduction and problems with compatibility between our products and those of our customers that were not anticipated in the design of those products.

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

If we sustain system failures, cyber attacks to our systems or to our products or other data security breaches, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.
We are heavily dependent on our technology infrastructure, among other functions, to operate our factories, sell our products, fulfill orders, manage inventory and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, cyber attacks such as computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as employees. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.
The foregoing security problems could result in, among other consequences, loss or theft of our, our customers’ or our business partners’ intellectual property, proprietary business information or personally identifiable information. The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties, could expose us, our customers, or other affected third parties to a risk of loss or misuse of this information, result in litigation, damage our brand and reputation, or otherwise harm our business, operating results and financial condition. Further, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us.
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

The loss of our key executive officers, staff and skilled employees or the inability to hire and integrate new employees could negatively impact our business prospects.
Our success depends upon the continued contributions of our key staff and skilled employees, many of whom would be extremely difficult to replace. Global competition for skilled employees in the data storage industry is intense and, as we attempt to move to a position of technology leadership in the storage industry, our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees as well as attract, integrate and retain new skilled employees. Volatility or lack of positive performance in our stock price and the overall markets may adversely affect our ability to retain key staff or skilled employees who have received equity compensation. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, when our operating results are negatively impacted by global economic conditions, we are at a competitive disadvantage for retaining and hiring key staff and skilled employees versus other companies that pay a relatively higher fixed salary. If we lose our existing key staff or skilled employees, or are unable to hire and integrate new key staff or skilled employees, or if we fail to implement succession plans for our key staff, our operating results would likely be harmed.
The nature of our industry and its reliance on intellectual property and other proprietary information subjects us and our suppliers and customers to the risk of significant litigation.

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court’s decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals and believe that the District Court’s decision was correct. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Company was informed that the Minnesota Supreme Court granted the Company’s petition. The appeal before the Minnesota Supreme Court has been fully briefed, and oral argument is scheduled for February 5, 2014.
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
On March 8, 2012, as partial consideration for our acquisition of HGST, we issued 25 million shares of our common stock to Hitachi. On November 6, 2013, Hitachi completed a secondary offering of 12.5 million of these shares. We are required by the terms of an Investor Rights Agreement we entered into with Hitachi to file a Form S-3 registration statement with the Securities and Exchange Commission to register the resale by Hitachi of the remaining shares of common stock by a date designated by Hitachi in consultation with the Company and after reasonable prior notice to the Company. Sales of these shares of our common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Uncertainty about the market price of our common stock could extend for a significant period of time and impair our ability to raise capital through the sale of additional equity securities.

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
Our most recent evaluation resulted in our conclusion that as of December 27, 2013, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases by us of shares of our common stock during the quarter ended December 27, 2013:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Sept. 28, 2013—Oct. 25, 2013	—	$—	—	$1,820
Oct. 26, 2013—Nov. 22, 2013	1.7	$74.63	1.7	$1,694
Nov. 23, 2013—Dec. 27, 2013	0.3	$75.14	0.3	$1,670
Total	2.0	$74.71	2.0	$1,670

(1)
Since May 21, 2012, the Company's Board of Directors has authorized an additional $3.0 billion for the repurchase of our common stock and extension of our stock repurchase program through September 13, 2017. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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
2.1
Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011) ±

2.2
First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 12, 2011)

2.3
Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)

2.4
Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.5
Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.6
Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.7
Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.8
Amendment to Stock Purchase Agreement, dated July 9, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 19, 2013)

2.9
Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

2.10
Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 14, 2013 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2013)

10.1
Credit Agreement, dated as of January 9, 2014, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as borrowers, Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on January 9, 2014)

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

WESTERN DIGITAL CORPORATION
Registrant

/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 31, 2014

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
2.1
Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011) ±

2.2
First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 12, 2011)

2.3
Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)

2.4
Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.5
Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.6
Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.7
Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.8
Amendment to Stock Purchase Agreement, dated July 9, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 19, 2013)

2.9
Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

2.10
Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 14, 2013 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2013)

10.1
Credit Agreement, dated as of January 9, 2014, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as borrowers, Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on January 9, 2014)

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