Form 10-Q
period 2014-03-28
WESTERN DIGITAL CORP
filed 2014-05-05
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on April 23, 2014, 235,068,588 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal third quarters ended March 28, 2014 and March 29, 2013 both consisted of 13 weeks. Fiscal year 2013 was comprised of 52 weeks and ended on June 28, 2013. Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014. Fiscal year 2015 will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the second, third and fourth quarters consisting of 13 weeks each. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	March 28, 2014	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,569	$4,309
Short-term investments	296	—
Accounts receivable, net	1,802	1,793
Inventories	1,277	1,188
Other current assets	362	308
Total current assets	8,306	7,598
Property, plant and equipment, net	3,406	3,700
Goodwill	2,558	1,954
Other intangible assets, net	539	605
Other non-current assets	523	179
Total assets	$15,332	$14,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,902	$1,990
Accrued arbitration award	745	706
Accrued expenses	455	480
Accrued compensation	409	453
Accrued warranty	111	114
Current portion of long-term debt	125	230
Total current liabilities	3,747	3,973
Long-term debt	2,344	1,725
Other liabilities	473	445
Total liabilities	6,564	6,143
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 235 and 237 shares, respectively	3	3
Additional paid-in capital	2,314	2,188
Accumulated other comprehensive loss	(4)	(35)
Retained earnings	7,845	6,749
Treasury stock — common shares at cost; 26 and 24 shares, respectively	(1,390)	(1,012)
Total shareholders’ equity	8,768	7,893
Total liabilities and shareholders’ equity	$15,332	$14,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenue, net	$3,703	$3,764	$11,479	$11,623
Cost of revenue	2,643	2,703	8,190	8,310
Gross profit	1,060	1,061	3,289	3,313
Operating expenses:
Research and development	426	396	1,248	1,170
Selling, general and administrative	202	185	563	526
Charges related to arbitration award	13	—	39	—
Employee termination benefits and other charges	—	63	—	130
Total operating expenses	641	644	1,850	1,826
Operating income	419	417	1,439	1,487
Other income (expense):
Interest income	4	3	10	8
Interest and other expense	(17)	(14)	(44)	(43)
Total other expense, net	(13)	(11)	(34)	(35)
Income before income taxes	406	406	1,405	1,452
Income tax provision	31	15	105	207
Net income	$375	$391	$1,300	$1,245
Income per common share:
Basic	$1.60	$1.64	$5.51	$5.14
Diluted	$1.55	$1.60	$5.37	$5.02
Weighted average shares outstanding:
Basic	235	239	236	242
Diluted	242	245	242	248
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$375	$391	$1,300	$1,245
Other comprehensive income (loss), net of tax:
Net unrealized gain on foreign exchange contracts	45	5	31	32
Net actuarial pension gain	—	6	—	7
Translation loss	—	—	—	(4)
Other comprehensive income	45	11	31	35
Total comprehensive income	$420	$402	$1,331	$1,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities
Net income	$1,300	$1,245
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	936	931
Stock-based compensation	125	107
Deferred income taxes	(66)	59
Gain from insurance recovery	(65)	—
Loss on disposal of assets	33	—
Non-cash portion of employee termination benefits and other charges	—	16
Other non-cash operating activities, net	21	—
Changes in:
Accounts receivable, net	12	665
Inventories	(50)	13
Accounts payable	(106)	(434)
Accrued arbitration award	39	—
Accrued expenses	(19)	(120)
Accrued compensation	(44)	3
Other assets and liabilities	(12)	(50)
Net cash provided by operating activities	2,104	2,435
Cash flows from investing activities
Purchases of property, plant and equipment	(467)	(816)
Acquisitions, net of cash acquired	(823)	(1)
Purchases of investments	(470)	—
Other investing activities, net	4	(17)
Net cash used in investing activities	(1,756)	(834)
Cash flows from financing activities
Issuance of stock under employee stock plans	125	123
Taxes paid on vested stock awards under employee stock plans	(27)	(10)
Excess tax benefits from employee stock plans	41	39
Repurchases of common stock	(544)	(607)
Dividends paid to shareholders	(189)	(121)
Proceeds from debt, net of issuance costs	2,992	—
Repayment of debt	(2,486)	(173)
Net cash used in financing activities	(88)	(749)
Net increase in cash and cash equivalents	260	852
Cash and cash equivalents, beginning of period	4,309	3,208
Cash and cash equivalents, end of period	$4,569	$4,060
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$138	$122
Cash paid for interest	$35	$16
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$71	$60
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
2. Supplemental Financial Statement Data
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	March 28, 2014	June 28, 2013
	(in millions)
Inventories:
Raw materials and component parts	$204	$167
Work-in-process	519	575
Finished goods	554	446
Total inventories	$1,277	$1,188
Property, plant and equipment:
Property, plant and equipment	$7,991	$7,616
Accumulated depreciation	(4,585)	(3,916)
Property, plant and equipment, net	$3,406	$3,700
Other intangible assets:
Other intangible assets	$1,016	$948
Accumulated amortization	(477)	(343)
Other intangible assets, net	$539	$605

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

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Warranty accrual, beginning of period	$190	$211	$187	$260
Warranty liability assumed as a result of acquisition (see Note 11)	—	—	4	—
Charges to operations	41	44	125	134
Utilization	(56)	(56)	(162)	(167)
Changes in estimate related to pre-existing warranties	(2)	(7)	19	(35)
Warranty accrual, end of period	$173	$192	$173	$192
The long-term portion of the warranty accrual classified in other liabilities was $62 million at March 28, 2014 and $73 million at June 28, 2013.
Investments
The following table summarizes, by major type, the fair value and cost basis of the Company’s investments as of March 28, 2014 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$149	$—	$149
U.S. Government agency securities	98	—	98
Commercial paper	170	—	170
Other	53	—	53
Auction-rate securities	14	—	14
Total	$484	$—	$484

Included in short-term investments			$296
Included in other non-current assets			188
Total			$484

The fair value of the Company’s investments classified as available-for-sale securities at March 28, 2014, by remaining contractual maturity were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year:	$296	$296
Due in one to five years:	188	188
Due thereafter:	—	—
Total	$484	$484

The Company determined no available-for-sale securities were other-than-temporarily impaired in the three and nine months ended March 28, 2014. For more information on the Company's available-for-sale securities, see Note 7 below.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts, foreign currency translation gains and losses, and actuarial gains and losses related to pensions. There were no unrealized gains or losses on the Company's available-for-sale securities in the nine months ended March 28, 2014. In addition, the income tax impact on components of other comprehensive income is immaterial for all periods presented.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the nine months ended March 28, 2014 (in millions):

	Actuarial Pension Gain (Loss)	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2013	$11	$—	$(46)	$(35)
Other comprehensive income before reclassifications	—	—	29	29
Amounts reclassified from accumulated other comprehensive income	—	—	2	2
Net current-period other comprehensive income	—	—	31	31
Balance at March 28, 2014	$11	$—	$(15)	$(4)
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the nine months ended March 29, 2013 (in millions):

	Actuarial Pension Gain (Loss)	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2012	$(3)	$4	$(16)	$(15)
Other comprehensive income before reclassifications	7	—	64	71
Amounts reclassified from accumulated other comprehensive income	—	(4)	(32)	(36)
Net current-period other comprehensive income	7	(4)	32	35
Balance at March 29, 2013	$4	$—	$16	$20
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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$375	$391	$1,300	$1,245
Weighted average shares outstanding:
Basic	235	239	236	242
Employee stock options and other	7	6	6	6
Diluted	242	245	242	248
Income per common share:
Basic	$1.60	$1.64	$5.51	$5.14
Diluted	$1.55	$1.60	$5.37	$5.02
Anti-dilutive potential common shares excluded*	2	4	1	3

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
On March 8, 2012 (the “HGST Closing Date”), the Company, in its capacity as the parent entity and guarantor, Western Digital Technologies, Inc. (“WDT”), a wholly owned subsidiary of the Company, and Western Digital Ireland, Ltd. (“WDI”), an indirect wholly owned subsidiary of the Company, entered into a five-year credit agreement (the “Prior Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other participating lenders. The Prior Credit Facility provided for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. On January 9, 2014 (the "Closing Date”), WDI used existing cash to repay the outstanding term loan balance of $1.8 billion under the Prior Credit Facility, and subsequently, on the Closing Date, the Company, WDT and WDI, entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"); WDT paid the outstanding revolving credit facility balance of $500 million under the Prior Credit Facility; and the Company terminated the Prior Credit Facility. In connection with the repayment of the Prior Credit Facility, $4 million of debt issuance costs associated with lenders that did not enter into the Credit Agreement were written off in the three months ended March 28, 2014, and are included within interest and other expense in the condensed consolidated statements of income. The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT and a $1.5 billion revolving credit facility to WDT and WDI (the “Borrowers”). The revolving credit facility includes a $100 million sublimit for letters of credit and a $50 million sublimit for swing line loans. Subject to certain conditions, a Borrower may elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. The loans under the Credit Agreement have a five-year term. The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its material domestic subsidiaries, and the obligations of WDI under the Credit Agreement are also guaranteed by WDT.
As of March 28, 2014, no amounts were outstanding under the revolving credit facility and the term loan facility had an outstanding balance of $2.5 billion and a variable interest rate of 1.66%. The Company is required to make quarterly principal payments on the term loan facility totaling $31 million for the remainder of fiscal 2014, $125 million in fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.
The Credit Agreement requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements, and customary events of default. As of March 28, 2014, the Company was in compliance with all covenants.

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
Intellectual Property Litigation
On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against WD, HGST, and one other company alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter began on July 18, 2011 and concluded on July 26, 2011 with a verdict against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. WD and HGST have filed post-trial motions challenging the verdict. On January 17, 2014, the Court denied the Company’s motion for judgment as a matter of law on invalidity. The Company will evaluate its options for appeal after the Court rules on the remaining post-trial motions. The Company intends to continue to defend itself vigorously in this matter.
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
On August 1, 2011, plaintiff Guzik Technical Enterprises (“Guzik”) filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by Guzik allegedly relate to devices used to test hard disk drive heads and media. On November 30, 2013, WD entered into a settlement agreement for an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company recorded an accrual in the three months ended December 27, 2013. Guzik is disputing the enforceability of the agreement and on December 27, 2013, WD filed a motion to enforce the agreement. The Court heard oral argument on WD’s motion on January 31, 2014. The Court granted WD’s motion to enforce the settlement agreement on March 21, 2014. WD intends to continue to defend itself vigorously in this matter.
On July 9, 2012, Siemens Aktiengesellschaft (“Siemens”) filed a complaint in German court against WD, Western Digital GmbH, and Digital River International, S.a.r.l. alleging patent infringement of European patent no. EP 674769, which claims an artificial antiferromagnetic (AAF) (aka, synthetic antiferromagnetic) structure for giant magneto-resistive (GMR) sensors. On March 14-15, 2013, Western Digital GmbH filed a response of non-infringement and also filed a separate nullity action. Siemens separately served WD on July 15, 2013. On March 25, 2014, Siemens filed an extension of the complaint including WDT as a defendant. On March 28, 2014, Siemens filed its response to WD’s noninfringement submission. WD’s rejoinder and WDT’s response to the extension of the complaint is due on June 27, 2014. Siemens will then have until September 5, 2014 to respond to WD’s submission. The oral hearing on infringement is scheduled for October 2, 2014. The oral hearing on the nullity action to challenge the validity of the patent is scheduled for February 3, 2015. WD intends to defend itself vigorously in this matter.
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
On September 9, 2013, plaintiff Garnet Digital, LLC ("Garnet Digital") filed a complaint in the Eastern District of Texas against WDT, alleging infringement of US Patent No. 5,379,421. Garnet Digital alleges that the WD TV Live product infringes the ’421 patent. The complaint seeks unspecified monetary damages, fees and costs. On January 21, 2014, WDT and Garnet Digital reached a settlement in this matter for an amount that was not material to the Company's financial position, results of operations or cash flows. On February 4, 2014, the United States District Court for the Eastern District of Texas issued an order that all claims against WD are dismissed with prejudice.
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
On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. The Company strongly disagrees with the decision of the Court of Appeals and believes that the District Court’s decision was correct. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Company was informed that the Minnesota Supreme Court granted the Company’s petition. The appeal before the Minnesota Supreme Court was fully briefed, and oral argument was held on February 5, 2014. The Company will continue to vigorously defend itself in this matter. In light of uncertainties with respect to this matter, the Company recorded an accrual of $681 million for this matter in its financial statements in the fourth quarter of fiscal 2013 and recorded additional interest totaling $13 million and $39 million in the three and nine months ended March 28, 2014, respectively, which is included within charges related to arbitration award in the condensed consolidated statements of income. This amount is in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. The total amount accrued of $745 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through March 28, 2014.
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

6. Income Taxes
The Company’s income tax provision for the three and nine months ended March 28, 2014 was $31 million and $105 million, respectively, as compared to $15 million and $207 million in the respective prior-year periods. The Company’s income tax provision for both the three and nine months ended March 29, 2013 reflected a tax benefit of $34 million as a result of the retroactive extension of the U.S. Federal research and experimentation tax credit (“R&D credit”) that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013. In addition, the Company recorded an $88 million charge to reduce its previously recognized California deferred tax assets in the nine months ended March 29, 2013 as a result of the enactment of California Proposition 39. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025 and the current year generation of income tax credits.
In the three months ended March 28, 2014, the Company recorded a net increase of $6 million in its liability for unrecognized tax benefits. In the nine months ended March 28, 2014, the Company recorded a net increase of $26 million in its liability for unrecognized tax benefits. In addition, the Company recorded a $9 million increase in its liability for unrecognized tax benefits related to the Virident and sTec acquisitions in the nine months ended March 28, 2014. As of March 28, 2014, the Company had a recorded liability for unrecognized tax benefits of approximately $275 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and nine months ended March 28, 2014.
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
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 28, 2014, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 28, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$894	$—	$—	$894
U.S. Treasury securities	—	25	—	25
Commercial paper	—	1	—	1
Other	—	4	—	4
Total cash equivalents	894	30	—	924
Short-term investments:
U.S. Government agency securities	—	73	—	73
Commercial paper	—	170	—	170
Other	—	53	—	53
Total short-term investments	—	296	—	296
Long-term investments:
U.S. Treasury securities	—	149	—	149
U.S. Government agency securities	—	25	—	25
Auction-rate securities	—	—	14	14
Total long-term investments	—	174	14	188
Foreign exchange contracts	—	1	—	1
Total assets at fair value	$894	$501	$14	$1,409
Liabilities:
Foreign exchange contracts	$—	$21	$—	$21
Total liabilities at fair value	$—	$21	$—	$21
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

Commercial Paper. The Company’s commercial paper securities are investments issued by corporations which are held in custody by a third party with original maturities of twelve months or less and are recorded within short-term investments in the condensed consolidated balance sheets. Commercial paper securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
U.S. Government Agency Securities. The Company’s U.S. Government agency securities are investments in fixed income securities sponsored by the U.S. Government and are held in custody by a third party and recorded within short-term investments or long term other assets in the condensed consolidated balance sheets depending on their original maturities. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
U.S. Treasury Securities. The Company’s U.S. Treasury securities are direct obligations of the U.S. federal government, are held in custody by a third party and are recorded within cash and cash equivalents or long-term other assets in the condensed consolidated balance sheets depending on their original maturities. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Other. The Company’s other investments include certificates of deposit and bank acceptances which are held in custody by a third party and recorded within cash and cash equivalents or short-term investments in the condensed consolidated balance sheets depending on their original maturities. Certificates of deposit are valued using fixed interest rates and bank acceptances are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Auction-Rate Securities. The Company’s auction-rate securities have maturity dates through 2050, are primarily backed by insurance products and are accounted for as available-for-sale securities. These investments are classified as long-term investments and recorded within other non-current assets in the condensed consolidated balance sheets. Auction-rate securities are valued by a third party using unobservable inputs including indicative bids on similar securities.
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

In the three and nine months ended March 28, 2014, there were no transfers between levels and no changes in Level 3 financial assets measured on a recurring basis.
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.
8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of March 28, 2014, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and nine months ended March 28, 2014 and March 29, 2013.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three and nine months ended March 28, 2014 and March 29, 2013.
As of March 28, 2014, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $15 million. In addition, as of March 28, 2014, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.0 billion and $3.7 billion and closed $1.2 billion and $3.8 billion, in foreign exchange contracts in the three and nine months ended March 28, 2014, respectively. The Company opened $2.5 billion and $3.9 billion, and closed $1.4 billion and $3.3 billion, in foreign exchange contracts in the three and nine months ended March 29, 2013, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	March 28, 2014		June 28, 2013		March 28, 2014		June 28, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$1	Other current assets	$—	Accrued expenses	$21	Accrued expenses	$57
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of March 28, 2014 (in millions):

				Gross Amounts Not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial assets	$2	$(1)	$1	$—	$—	$1
Financial liabilities	(22)	1	(21)	—	—	(21)
Total derivative instruments	$(20)	$—	$(20)	$—	$—	$(20)
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of June 28, 2013 (in millions):

				Gross Amounts Not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial assets	$10	$(10)	$—	$—	$—	$—
Financial liabilities	(67)	10	(57)	—	—	(57)
Total derivative instruments	$(57)	$—	$(57)	$—	$—	$(57)
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	March 28, 2014		March 29, 2013			March 28, 2014		March 29, 2013
Foreign exchange contracts	$13	$2	$18	$64	Cost of revenue	$(32)	$(28)	$13	$32
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and nine months ended March 28, 2014 and March 29, 2013.

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

Stock-based Compensation Expense
During the three and nine months ended March 28, 2014, the Company recognized in expense $24 million and $69 million, respectively, for stock-based compensation related to the vesting of options issued under the Company’s stock plans and the ESPP, as compared to $21 million and $70 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $6 million and $17 million in the three and nine months ended March 28, 2014, respectively, as compared to $6 million and $19 million in the three and nine months ended March 29, 2013, respectively. As of March 28, 2014, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $137 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.3 years.
During the three and nine months ended March 28, 2014, the Company recognized in expense $17 million and $56 million, respectively, for stock-based compensation related to the vesting of awards of RSUs issued under the Company's stock plans, as compared to $15 million and $40 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $5 million and $14 million in the three and nine months ended March 28, 2014, respectively, as compared to $4 million and $11 million in the three and nine months ended March 29, 2013. As of March 28, 2014, the aggregate unamortized fair value of all unvested RSUs was $107 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.5 years. RSUs include performance stock unit awards (“PSUs”). The effect of PSUs was immaterial to the condensed consolidated financial statements in the three and nine months ended March 28, 2014 and March 29, 2013.
During the three and nine months ended March 28, 2014, the Company recognized in expense $11 million and $35 million, respectively, related to adjustments to market value as well as the vesting of stock appreciation rights (“SARs”), as compared to $12 million and $28 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned SARs expense was $2 million and $7 million in the three and nine months ended March 28, 2014, respectively, as compared to $3 million and $7 million in the three and nine months ended March 29, 2013, respectively. The SARs will be settled in cash upon exercise. As a result, the Company had a total liability of $75 million related to SARs included in accrued expenses in the condensed consolidated balance sheet as of March 28, 2014. In addition, as of March 28, 2014, total compensation cost related to unvested SARs issued to employees but not yet recognized was $1 million and will be recognized over the remainder of calendar 2014.

Stock Option Activity
The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 28, 2013	11.9	$29.47
Granted	1.6	68.40
Assumed in acquisition	0.4	117.41
Exercised	(0.7)	30.14
Canceled or expired	(0.1)	29.93
Options outstanding at September 27, 2013	13.1	36.77
Assumed in acquisition	1.3	12.32
Exercised	(1.6)	25.34
Canceled or expired	(0.3)	76.28
Options outstanding at December 27, 2013	12.5	34.99
Exercised	(1.0)	28.15
Canceled or expired	(0.1)	60.21
Options outstanding at March 28, 2014	11.4	$35.32	4.7	$623
Exercisable at March 28, 2014	5.2	$28.48	3.1	$329
Vested and expected to vest after March 28, 2014	11.2	$35.11	4.6	$616
If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of March 28, 2014, the Company had options outstanding to purchase an aggregate of 11.2 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $623 million at that date. During the three and nine months ended March 28, 2014, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $60 million and $164 million, respectively, determined as of the date of exercise, as compared to $41 million and $120 million in the respective prior-year periods.

RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at June 28, 2013	3.6	$35.82
Granted	1.3	68.41
Assumed in acquisition	0.2	62.73
Vested	(0.9)	29.73
RSUs outstanding at September 27, 2013	4.2	48.39
Granted	0.1	74.54
Vested	(0.2)	42.86
Forfeited	(0.1)	46.19
RSUs outstanding at December 27, 2013	4.0	49.10
Vested	(0.1)	44.57
RSUs outstanding at March 28, 2014	3.9	$49.29
Expected to vest after March 28, 2014	3.7	$49.02
The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $93 million in the nine months ended March 28, 2014. These amounts are being recognized to expense over the corresponding vesting periods. The Company has assumed a forfeiture rate of 3.9% and 3.3% for the three and nine months ended March 28, 2014, respectively, based on a historical analysis indicating forfeitures for these types of awards.
SARs Activity
The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of March 28, 2014, 0.9 million SARs were outstanding with a weighted average exercise price of $7.77. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 28, 2014.

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

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Suboptimal exercise factor	2.29	1.99	2.06	1.90
Range of risk-free interest rates	0.13% to 2.31%	0.14% to 1.24%	0.10% to 2.44%	0.14% to 1.24%
Range of expected stock price volatility	0.27 to 0.48	0.41 to 0.51	0.27 to 0.50	0.41 to 0.53
Weighted average expected volatility	0.39	0.46	0.43	0.49
Post-vesting termination rate	3.29%	2.92%	3.09%	2.14%
Dividend yield	1.34%	1.99%	1.57%	2.41%
Fair value	$28.78	$17.31	$24.06	$15.67
The weighted average expected term of the Company’s stock options granted during the three and nine months ended March 28, 2014 was 5.6 years and 5.0 years, respectively, compared to 4.5 years and 4.0 years in the respective prior-year periods.

Fair Value Disclosure — Black-Scholes-Merton Model
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP are granted on either June 1st or December 1st of each year. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended March 28, 2014 and March 29, 2013.
Stock Repurchase Program
Since May 21, 2012, the Company's Board of Directors has authorized an additional $3.0 billion for the repurchase of its common stock and the extension of its stock repurchase program through September 13, 2017. The Company repurchased 2.8 million and 7.1 million shares for a total cost of $244 million and $544 million during the three and nine months ended March 28, 2014, respectively. The remaining amount available to be purchased under the Company’s stock repurchase program as of March 28, 2014 was $1.4 billion. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows and borrowings under the Company's Credit Agreement.
Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In the three months ended March 28, 2014, the Company declared a cash dividend of $0.30 per share of the Company’s common stock to shareholders of record as of March 28, 2014, totaling $71 million, which was paid on April 15, 2014. In addition, in the three months ended December 27, 2013 and the three months ended September 27, 2013, the Company declared cash dividends of $0.30 per share and $0.25 per share of the Company's common stock to shareholders of record as of December 27, 2013 and September 30, 2013, respectively, for a total of $71 million and $59 million, which were each paid on January 15, 2014 and October 15, 2013, respectively. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended March 28, 2014 and March 29, 2013. The expected long-term rate of return on the Japanese plan assets is 3.5%.
The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	March 28, 2014	June 28, 2013
Benefit obligation	$240	$234
Fair value of plan assets	(178)	(167)
Unfunded status	$62	$67
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	March 28, 2014	June 28, 2013
Current liabilities	$1	$1
Non-current liabilities	61	66
Net amount recognized	$62	$67

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three and nine months ended March 28, 2014 and March 29, 2013. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $13 million in fiscal 2014.

11. Acquisitions
Acquisition of Virident
On October 17, 2013, the Company acquired Virident, a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. As a result of the acquisition, Virident was fully integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $613 million, consisting of $598 million which was funded with available cash, and $15 million related to the fair value of stock options assumed. The acquisition is expected to further HGST's strategy to address the rapidly changing needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $505 million to goodwill. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the acquisition. The primary area of the preliminary purchase price allocation that is not yet finalized due to information that may become available subsequently is income taxes, and any changes in fair values could potentially result in material adjustments to goodwill. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's condensed consolidated financial statements. In addition, pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the nine months ended March 28, 2014.
The preliminary purchase price allocation for Virident was as follows (in millions):

October 17, 2013
Tangible assets acquired and liabilities assumed	$59
Intangible assets	49
Goodwill	505
Total	$613
The $505 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from an ability to create server-side flash storage solutions leveraging the core technology acquired and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to Virident was immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended March 28, 2014.

Acquisition of sTec
On September 12, 2013, the Company completed its acquisition of sTec, a provider of enterprise solid-state drives. As a result of the acquisition, sTec was fully integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $336 million, consisting of $325 million which was funded with available cash, and $11 million related to the fair value of stock options and RSUs assumed. The acquisition is intended to augment HGST's existing solid-state storage capabilities.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $88 million to goodwill. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized due to information that may become available subsequently include contingencies and income taxes, and any changes in these fair values could potentially result in material adjustments to goodwill. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's condensed consolidated financial statements. In addition, pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s condensed consolidated financial statements for the nine months ended March 28, 2014.

The preliminary purchase price allocation for sTec was as follows (in millions):

September 12, 2013
Tangible assets acquired and liabilities assumed	$190
Intangible assets	58
Goodwill	88
Total	$336

In the three months ended March 28, 2014, the Company recorded a $3 million increase to goodwill to reflect an adjustment to the value of investments acquired in the acquisition of sTec. The $88 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from augmenting HGST's existing solid-state storage capabilities and accelerating its ability to expand its participation in the growing area of enterprise solid-state drives and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to sTec was immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended March 28, 2014.
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
12. Employee Termination Benefits and Other Charges
During 2013, the Company incurred charges of $138 million to realign its operations with anticipated market demand. These charges consisted of $109 million of employee termination benefits, $14 million of asset impairment charges and $15 million of contract and other termination charges and were classified as operating expenses and included within employee termination benefits and other charges in the consolidated statements of income. At June 28, 2013, the Company had a liability of $46 million related to these charges. In the nine months ended March 28, 2014, the Company paid $33 million of employee termination benefits and settled $9 million of contract and other termination charges. As a result, the Company's remaining liability totaled $4 million at March 28, 2014 and is expected to be settled by the end of fiscal 2014.
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
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The new standard requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2013, which for the Company is the first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its condensed consolidated financial statements.

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

Our Company

We are a leading developer and manufacturer of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our principal products are hard disk drives. Our product portfolio also includes solid-state drives ("SSDs"). Hard disk drives are today’s primary storage medium for digital data, with solid-state storage products growing rapidly. Our products are marketed under the HGST, WD and G-Technology brand names.  We currently operate our global business through two independent subsidiaries due to regulatory requirements - HGST and WD.
Acquisitions
Acquisition of Virident Systems, Inc. (“Virident”)
On October 17, 2013, we acquired Virident, a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. Virident was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The purchase price of the acquisition was approximately $613 million, consisting of $598 million which was funded with available cash and $15 million related to the fair value of stock options assumed. The acquisition is expected to further HGST's strategy to address the rapidly changing needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures. The acquisition of Virident did not have a material impact on our condensed consolidated financial statements for the three and nine months ended March 28, 2014.
Acquisition of sTec, Inc. (“sTec”)

On September 12, 2013, we completed the acquisition of sTec, a provider of enterprise SSDs. As a result of the acquisition, sTec was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The acquisition is intended to augment HGST's existing solid-state storage capabilities. The purchase price of the acquisition was approximately $336 million, consisting of $325 million which was funded with available cash and $11 million related to the fair value of stock options and RSUs assumed. The acquisition of sTec did not have a material impact on our condensed consolidated financial statements for the three and nine months ended March 28, 2014.
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
Third Quarter Overview
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for Virident, which was acquired on October 17, 2013, sTec, which was acquired on September 12, 2013, and VeloBit, which was acquired on July 10, 2013, are included in our operating results only after the respective dates of acquisition.
For the quarter ended March 28, 2014, we believe that overall hard drive industry shipments totaled approximately 137 million units, up 1% from the prior-year period and down 4% from the December quarter.
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2014		March 29, 2013		March 28, 2014		March 29, 2013
Net revenue	$3,703	100.0%	$3,764	100.0%	$11,479	100.0%	$11,623	100.0%
Gross profit	1,060	28.6	1,061	28.2	3,289	28.7	3,313	28.5
Total operating expenses	641	17.3	644	17.1	1,850	16.1	1,826	15.7
Operating income	419	11.3	417	11.1	1,439	12.5	1,487	12.8
Net income	375	10.1	391	10.4	1,300	11.3	1,245	10.7
The following is a summary of our financial performance for the third quarter of fiscal 2014:

•	Consolidated net revenue totaled $3.7 billion.

•
53% of our net revenue was derived from non-PC (personal computer) markets, which include enterprise applications, branded products and CE (consumer electronics) products, as compared to 51% in the prior-year period.

•	Net revenue derived from enterprise SSDs was $134 million as compared to $92 million in the prior-year period.

•	Hard drive unit shipments remained relatively flat from the prior-year period at 60.4 million units.

•	Gross margin increased to 28.6%, compared to 28.2% for the prior-year period.

•	Operating income was $419 million, an increase of $2 million from the prior-year period.

•	We generated $697 million in cash flow from operations in the third quarter of fiscal 2014, and we ended the quarter with $4.6 billion in cash and cash equivalents.
For the quarter ending June 27, 2014, we expect overall hard drive industry shipments and our revenue to decrease as a result of seasonality.

Results of Operations
Net Revenue

	Three Months Ended			Nine Months Ended
(in millions, except percentages and average selling price)	March 28, 2014	March 29, 2013	Percentage Change	March 28, 2014	March 29, 2013	Percentage Change
Net revenue	$3,703	$3,764	(2)%	$11,479	$11,623	(1)%
Average selling price (per unit)*	$58	$61	(5)%	$59	$62	(5)%
Revenues by Geography (%)
Americas	25%	27%		26%	26%
Europe, Middle East and Africa	21	22		21	21
Asia	54	51		53	53
Revenues by Channel (%)
OEM	62%	60%		63%	62%
Distributors	25	26		24	24
Retailers	13	14		13	14
Unit Shipments*
PC	38.4	39.9		118.2	121.7
Non-PC	22.0	20.3		68.0	60.2
Total units shipped	60.4	60.2	—%	186.2	181.9	2%

*	Based on sales of hard drive units only.
For the quarter ended March 28, 2014, net revenue was $3.7 billion, a decrease of 2% from the prior-year period. For the nine months ended March 28, 2014, net revenue was $11.5 billion, a decrease of 1% from the prior-year period. These decreases in revenue were primarily due to decreases in average selling prices ("ASPs"), offset in part by increases in total hard drive shipments. Total hard drive shipments increased to 60.4 million units for the quarter ended March 28, 2014 as compared to 60.2 million units in the prior-year period. Total hard drive shipments increased to 186.2 million units for the nine months ended March 28, 2014, as compared to 181.9 million units in the prior-year period. For the quarter ended March 28, 2014, ASP decreased by $3 from the prior-year period, from $61 to $58. For the nine months ended March 28, 2014, ASP decreased by $3 from the prior-year period, from $62 to $59. These decreases in ASP were primarily driven by a competitive pricing environment as well as a change in product mix.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For both the three and nine months ended March 28, 2014, Hewlett-Packard Company accounted for approximately 11% of our net revenue. For the three and nine months ended March 29, 2013, no customer accounted for 10% or more of our net revenue.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended March 28, 2014, these programs represented 8% of gross revenues, flat with both of the respective prior-year periods. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	March 28, 2014	March 29, 2013	Percentage Change	March 28, 2014	March 29, 2013	Percentage Change
Net revenue	$3,703	$3,764	(2)%	$11,479	$11,623	(1)%
Gross profit	1,060	1,061	—%	3,289	3,313	(1)%
Gross margin	28.6%	28.2%		28.7%	28.5%
For the three months ended March 28, 2014, gross margin as a percentage of revenue increased to 28.6% as compared to 28.2% for the prior-year period. For the nine months ended March 28, 2014, gross margin as a percentage of revenue increased slightly to 28.7% as compared to 28.5% for the prior-year period. These increases were primarily due to a change in product mix.
Operating Expenses

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	March 28, 2014	March 29, 2013	Percentage Change	March 28, 2014	March 29, 2013	Percentage Change
R&D expense	$426	$396	8%	$1,248	$1,170	7%
SG&A expense	202	185	9%	563	526	7%
Charges related to arbitration award	13	—		39	—
Employee termination benefits and other charges	—	63		—	130
Total operating expenses	$641	$644		$1,850	$1,826
Research and development (“R&D”) expense was $426 million for the three months ended March 28, 2014, an increase of $30 million from the prior-year period. For the nine months ended March 28, 2014, R&D expense was $1.2 billion, an increase of $78 million from the prior-year period. These increases were primarily due to the inclusion of Virident and sTec's R&D expenses from the dates of acquisition, as well as expense related to adjustments to market value on our stock appreciation rights ("SARs"). As a percentage of net revenue, R&D expense increased to 11.5% and 10.9% in both the three and nine months ended March 28, 2014, respectively, compared to 10.5% and 10.1% in the respective prior-year periods.
Selling, general and administrative (“SG&A”) expense was $202 million for the three months ended March 28, 2014, an increase of $17 million from the prior-year period. For the nine months ended March 28, 2014, SG&A expense was $563 million, an increase of $37 million from the prior-year period. These increases were primarily due to the inclusion of Virident and sTec's SG&A expenses from the dates of acquisition, as well as expense related to adjustments to market value on our SARs. SG&A expense as a percentage of net revenue increased to 5.5% and 4.9% in the three and nine months ended March 28, 2014, respectively, compared to 4.9% and 4.5% in the respective prior-year periods.
During the three and nine months ended March 28, 2014, we recorded $13 million and $39 million, respectively, of interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate Technology LLC ("Seagate"), alleging misappropriation of confidential information and trade secrets. For further details see the "Arbitration Award" section below.

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

Other Income (Expense)
Interest income for the three and nine months ended March 28, 2014 increased $1 million and $2 million, respectively, as compared to the respective prior-year periods primarily due to higher average daily invested cash balances for the periods.

Interest and other expense for the three and nine months ended March 28, 2014 increased $3 million and $1 million, respectively, as compared to the respective prior-year periods primarily due a $4 million write-off of debt issuance costs associated with lenders that extinguished their interest in our newly entered into Credit Agreement (as defined below).
Income Tax Provision
Our income tax provision for the three months ended March 28, 2014 was $31 million as compared to $15 million in the prior-year period. Our income tax provision for the nine months ended March 28, 2014 was $105 million as compared to $207 million in the prior-year period. Our income tax provision for both the three and nine months ended March 29, 2013 reflected a tax benefit of $34 million as a result of the retroactive extension of the U.S. Federal research and experimentation tax credit (“R&D credit”) that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013. In addition, we recorded an $88 million charge to reduce our previously recognized California deferred tax assets in the nine months ended March 29, 2013 as a result of the enactment of California Proposition 39. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025 and the current year generation of income tax credits.
In the three months ended March 28, 2014, we recorded a net increase of $6 million in our liability for unrecognized tax benefits. In the nine months ended March 28, 2014, we recorded a net increase of $26 million in our liability for unrecognized tax benefits. In addition, we recorded a $9 million increase in our liability for unrecognized tax benefits related to the Virident and sTec acquisitions in the nine months ended March 28, 2014. As of March 28, 2014, we had a recorded liability for unrecognized tax benefits of approximately $275 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and nine months ended March 28, 2014.
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
We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of March 28, 2014, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.
Arbitration Award

As disclosed above in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition to vacate was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court's decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court's decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals and believe that the District Court’s decision was correct. On August 20, 2013, we filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, we were informed that the Minnesota Supreme Court granted our petition. The appeal before the Minnesota Supreme Court was fully briefed, and oral argument was held on February 5, 2014. We will continue to vigorously defend ourselves in this matter. In light of uncertainties with respect to this matter, we recorded an accrual of $681 million for this matter in our financial statements for the three months ended June 28, 2013. This amount was in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. In the three and nine months ended March 28, 2014, we recorded an additional $13 million and $39 million, respectively, for interest related to the arbitration award. As a result, the total amount accrued of $745 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through March 28, 2014.
Liquidity and Capital Resources
We ended the first quarter of fiscal 2014 with total cash and cash equivalents of $4.6 billion. The following table summarizes our statements of cash flows (in millions):

	Nine Months Ended
	March 28, 2014	March 29, 2013
Net cash flow provided by (used in):
Operating activities	$2,104	$2,435
Investing activities	(1,756)	(834)
Financing activities	(88)	(749)
Net increase in cash and cash equivalents	$260	$852
Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. On January 9, 2014 (the "Closing Date"), the outstanding balance on the existing credit facility entered into on March 8, 2012 (the "Prior Credit Facility") was repaid, the Prior Credit Facility was terminated, and we, along with Western Digital Technologies, Inc. ("WDT") and Western Digital Ireland, Ltd. ("WDI") entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT, and a $1.5 billion revolving credit facility to WDT and WDI (the "Borrowers"). Subject to certain conditions, a Borrower may also elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. For additional information on the Prior Credit Facility and the Credit Agreement, See Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend, stock repurchase and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
A total of $2.8 billion of our cash and cash equivalents was held outside of the United States at both March 28, 2014 and June 28, 2013. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. If we are required to pay the arbitration award described in the section “Arbitration Award” above, the award would be paid from one of our foreign subsidiaries using cash and cash equivalents held outside of the United States. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $2.1 billion during the nine months ended March 28, 2014. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used by working capital changes was $180 million for the nine months ended March 28, 2014 as compared to $77 million provided by working capital changes in the prior-year period.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
Days sales outstanding	44	41
Days in inventory	44	40
Days payables outstanding	(65)	(69)
Cash conversion cycle	23	12
For the three months ended March 28, 2014, our average days sales outstanding (“DSOs”) increased by 3 days, days in inventory (“DIOs”) increased by 4 days, and days payable outstanding (“DPOs”) decreased by 4 days compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Cash used in investing activities for the nine months ended March 28, 2014 was $1.8 billion and consisted primarily of $823 million related to acquisitions, net of cash acquired, $470 million of investments in available-for-sale securities and $467 million of capital expenditures, partially offset by a net $4 million for other investing activities, consisting of a flood-related insurance recovery and strategic investments. Cash used in investing activities for the nine months ended March 29, 2013 was $834 million and consisted primarily of $816 million of capital expenditures and $17 million related to the purchase of investments.
Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Government Agency securities. In addition, we invest directly in U.S. Treasury securities, U.S. Government Agency securities, commercial paper, bank acceptances and certificates of deposit. We also have $14 million of auction-rate securities, which are classified as available-for-sale securities in our condensed consolidated balance sheets.
Financing Activities
Net cash used in financing activities for the nine months ended March 28, 2014 was $88 million as compared to $749 million in the prior-year period. Net cash used in financing activities for the nine months ended March 28, 2014 consisted of $2.5 billion of debt proceeds related to the term loan facility under the Credit Agreement, net of issuance costs, $500 million of debt proceeds related to the revolving credit facility under the Prior Credit Facility and a net $139 million provided by employee stock plans, offset by $2.5 billion used to make principal payments on the Prior Credit Facility before termination, used to repay the outstanding balance on the Prior Credit Facility at termination, and used to make principal payments on the Credit Agreement, $544 million used to repurchase shares of our common stock and $189 million used to pay dividends on our common stock. Net cash used in financing activities for the nine months ended March 29, 2013 consisted of $607 million used to repurchase shares of our common stock, $121 million used to pay dividends on our common stock and $173 million used to repay long-term debt, offset by a net $152 million provided by employee stock plans.
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
Contractual Obligations and Commitments
Long-Term Debt — On March 8, 2012, we, in our capacity as the parent entity and guarantor, WDT and WDI, entered into the Prior Credit Facility. The Prior Credit Facility provided for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. On January 9, 2014, the outstanding balance on the Prior Credit Facility was repaid, the Prior Credit Facility was terminated, and the new Credit Agreement was entered into.
As of March 28, 2014, no amounts were outstanding under the revolving credit facility of the Credit Agreement and the term loan facility had an outstanding balance of $2.5 billion and a variable interest rate of 1.66%. We are required to make quarterly principal payments on the term loan facility totaling $31 million for the remainder of fiscal 2014, $125 million in fiscal

2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. For additional information, see Part I, Item 1, Note 4 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Unrecognized Tax Benefits — As of March 28, 2014, the cash portion of our total recorded liability for unrecognized tax benefits was $239 million. We estimate the timing of the future payments of these liabilities to be within the next one to eight years. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program — Since May 21, 2012, our Board of Directors has authorized an additional $3.0 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. We repurchased 2.8 million and 7.1 million shares of our common stock for a total cost of $244 million and $544 million during the three and nine months ended March 28, 2014, respectively. The remaining amount available to be purchased under our stock repurchase program as of March 28, 2014 was $1.4 billion. Subsequent to March 28, 2014 and through May 1, 2014, we repurchased an additional 0.6 million shares of our common stock for a total cost of $52 million. We may continue to repurchase our common stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows and borrowings under our Credit Agreement.

Cash Dividend Policy — On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In the three months ended March 28, 2014, we declared a cash dividend of $0.30 per share of our common stock to our shareholders of record as of March 28, 2014, totaling $71 million, which we paid on April 15, 2014. In addition, in the three months ended December 27, 2013 and September 27, 2013, the Company declared cash dividends of $0.30 and $0.25 per share, respectively, of the Company's common stock to shareholders of record as of December 27, 2013 and September 30, 2013, respectively, for a total of $71 million and $59 million which were each paid on January 15, 2014 and October 15, 2013, respectively. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.
Critical Accounting Policies and Estimates
We have prepared the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended June 28, 2013.
Revenue and Accounts Receivable
In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and original equipment manufacturers ("OEMs") with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for our products or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For the three months ended March 28, 2014, sales incentive and marketing programs were 8% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.8% of quarterly gross revenue since the first quarter of fiscal 2013. Customer sales incentive and marketing programs are recorded as a reduction of revenue.
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

As of March 28, 2014, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains (Losses)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$228	$100.32	$(4)
Malaysian Ringgit	$181	$3.24	$(1)
Philippine Peso	$43	$44.22	$(1)
Singapore Dollar	$50	$1.26	$—
Thai Baht	$799	$32.17	$(9)
Fair value hedges:
British Pound Sterling	$6	$0.60	$—
Euro	$14	$0.73	$—
Japanese Yen	$97	$102.27	$—
Philippine Peso	$25	$44.97	$—
Thai Baht	$40	$32.57	$—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and nine months ended March 28, 2014, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk

On the Closing Date, the outstanding balance on the Prior Credit Facility was repaid, the Prior Credit Facility was terminated, and we entered into the new Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The Borrowers are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $25 million annually. For additional information on the Credit Agreement, see Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
There has been no change in our internal control over financial reporting during the third fiscal quarter ended March 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A. RISK FACTORS
We have updated a few of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part I, Item 1A, for the fiscal quarter ended December 27, 2013. Except for risks related to conflict minerals, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q, Part I, Item 1A, for the fiscal quarter ended December 27, 2013. For convenience, all of our risk factors are included below.
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
In March 2014, we submitted an application to MOFCOM requesting that the regulatory restrictions be lifted. However, we cannot predict whether or when these restrictions will be wholly or partially lifted.

The financing of the HGST acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our acquisition of HGST was financed by a combination of the issuance of additional shares of our common stock, the use of a significant amount of our cash on hand and the incurrence of a significant amount of indebtedness. The use of cash on hand and indebtedness to finance the acquisition reduced our liquidity and could cause us to place more reliance on cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operations and development activities. The Credit Agreement, which was entered into upon the repayment of the indebtedness we incurred to finance the HGST acquisition, contains restrictive covenants, including financial covenants requiring us to maintain specified financial ratios. Our ability to meet these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of impairing our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default under the credit agreement, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.
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

If we fail to respond to changes in the client compute market (the “PC market”), our operating results could suffer.
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
During the quarter ended March 28, 2014, 44% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
We depend on an external supply base for technologies, components, equipment and materials for use in our product design and manufacturing. We also depend on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our JIT (just-in-time) hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of these components and much of this equipment must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment that can be used to develop and manufacture our next-generation products efficiently. However, many of the risks that affect us also affect our supply base, including, but not limited to, having single site manufacturing locations based in high risk regions of the world, macro and local economic conditions, shortages of commodity materials, proper management of technology transitions, natural disasters, geo-political risks, compliance with legal requirements, financial instability and exposure to IP and other litigation, including an injunction or other action that could delay shipping. If any of these risks were to affect our suppliers, we could also be adversely affected, especially in the case of products, components or services that are single-sourced. For example, if suppliers are facing increased costs due to the above risks, they may require us to enter into long-term volume agreements to shift the burden of fixed costs to us. Further, we work closely with many of our suppliers to develop new technologies and, as a result, we may become subject to litigation from our suppliers or third parties.
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
We are heavily dependent on our technology infrastructure, among other functions, to operate our factories, provide and sell our products and services, fulfill orders, manage inventory and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, cyber attacks such as computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as employees. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.
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
The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate Technology LLC against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court’s decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals and believe that the District Court’s decision was correct. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Company was informed that the Minnesota Supreme Court granted the Company’s petition. The appeal before the Minnesota Supreme Court has been fully briefed, and oral argument was held on February 5, 2014.
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

The costs of compliance with state, federal and international legal and regulatory requirements, such as environmental, labor, trade, health, safety and tax regulations, and customers’ standards of corporate citizenship could cause an increase in our operating costs.
We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade, health, safety and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our component suppliers timely comply with such laws and regulations, which may result in an increase in our operating costs. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products. In addition, climate change and financial reform legislation in the United States is a significant topic of discussion and has generated and may continue to generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which would have a materially adverse effect on our business, financial condition and operating results.
In connection with our compliance with environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition or operating results to suffer.
Conflict minerals regulations may cause us to incur additional expenses and could limit the supply and increase the cost of certain components and metals contained in our products.
In August 2012, the SEC adopted new rules establishing diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. These new rules require us to determine and report annually whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country, the first such report being due on June 2, 2014. These new rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. To the extent that proposed conflict minerals legislation is adopted by the European Commission or Canada, these risks could increase.
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
Our cash balances and investment portfolio are subject to various risks, any of which could adversely impact our financial position.
Given the international footprint of our business, we have both domestic and international cash balances and investments. We maintain an investment portfolio of various holdings, security types, and maturities. These investments are subject to general credit, liquidity, market, political, sovereign and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A material part of our investment portfolio consists of U.S. government securities and bank deposits. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely impacted and we could determine that our investments may experience an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. A failure of any of these financial institutions in which deposits exceed FDIC limits could also have an adverse impact on our financial position.
If our internal controls are found to be ineffective, our stock price may be adversely affected.
Our most recent evaluation resulted in our conclusion that as of March 28, 2014, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases by us of shares of our common stock during the quarter ended March 28, 2014:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Dec. 28, 2013—Jan. 24, 2014	1.5	$85.92	1.5	$1,670
Jan. 25, 2014—Feb. 21, 2014	1.3	$85.49	1.3	$1,540
Feb. 22, 2014—Mar. 28, 2014	—	$—	—	$1,426
Total	2.8	$85.72	2.8	$1,426

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
Date: May 2, 2014

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