Form 10-K
period 2014-06-27
WESTERN DIGITAL CORP
filed 2014-08-15
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8703
 __________________________

WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
__________________________

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
__________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 27, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20 billion, based on the closing sale price as reported on the NASDAQ Global Select Market.
As of the close of business on August 7, 2014, 234,011,170 shares of common stock, par value $.01 per share, were outstanding.
 __________________________
Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 27, 2014

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Fiscal year 2014, which ended on June 27, 2014, was comprised of 52 weeks. Fiscal years 2013 and 2012, which ended on June 28, 2013 and June 29, 2012, respectively, were each comprised of 52 weeks. Fiscal year 2015 will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the second, third and fourth quarters consisting of 13 weeks each. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless, we state, or the context indicates, otherwise.

WDC, a Delaware corporation, is the parent company of our data storage business, which operates under two independent subsidiaries –HGST and WD. Our principal executive offices are located at 3355 Michelson Drive, Suite 100, Irvine, California 92612. Our telephone number is (949) 672-7000 and our Web site is www.westerndigital.com. The information on our Web site is not incorporated in this Annual Report on Form 10-K.

Western Digital, WD, the WD logo, WD Photos, WD 2GO and G-Technology are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and pricing in the September quarter and the ability of the industry to support this demand;

•	expectations concerning the anticipated benefits of our acquisitions;

•	demand for our products in the various markets and factors contributing to such demand;

•	our position in the industry;

•	our belief regarding our ability to capitalize on the expansion in, and our expectations regarding the growth and demand of, digital data;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for our products;

•	emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	expectations regarding our external and internal supply base;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	contributions to our pension plans in fiscal 2015; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.
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

PART I
Item 1. Business
General

We are a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our product portfolio includes hard disk drives (“HDDs”) and solid-state drives ("SSDs"). HDDs are our principal products and are today’s primary storage medium for digital content, with the use of solid-state storage products growing rapidly. Our products are marketed under the HGST, WD and G-Technology brand names. Over the last 10 years, we have achieved strong financial results, including consistently strong cash flow generation.

We believe we are well positioned to capitalize on important long-term growth trends in the rapidly changing storage industry - the ongoing expansion in digital content and the growth in the amount of that content being stored. These trends are linked directly to consumers’ and commercial enterprises’ increasingly ubiquitous experience with data and the increasing value of that data. The confluence of data growth and the ability to expand the extraction of value from data is driving the need for the long-term retention of as much data as possible for legal and regulatory purposes and for potential future refinements in a wide range of fields. We believe the ways in which people and organizations are creating and using data are changing and that the amount of data considered useful to store is expanding. We also believe we are strongly positioned to play a role in the continuation of these trends as an enabler of the creation and storage of additional data. With a focus on innovation and value creation, our goal is to grow through continued strong execution and with targeted investments in datacenter infrastructure, mobility and the cloud.
Due to regulatory requirements, we operate our global business through two independent subsidiaries - HGST and WD, both long-time innovators in the storage industry. In March 2014, we submitted an application to the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) to lift the condition it imposed on our Company to operate these businesses separately. At this time, we are awaiting MOFCOM’s response to our application.
Our headquarters are located in Irvine, California. WDC was founded in 1970 as a specialized semiconductor manufacturer and since entering the hard drive industry in 1988, its WD subsidiary has been a technology standard-setter in the industry’s highest volume markets. HGST, a provider of high-value storage in enterprise markets, was acquired by WDC in March 2012. HGST was founded in 2003 through the combination of the HDD businesses of International Business Machines Corporation, the inventor of the HDD, and Hitachi, Ltd. (“Hitachi”). As of June 27, 2014, WDC had approximately 9,400 engineers and one of the industry’s largest patent portfolios with more than 7,000 active patents worldwide.

HGST and WD have relationships with the full range of customers currently addressing storage opportunities. These include storage subsystem suppliers, major server original equipment manufacturers (“OEMs”), Internet and social media infrastructure players, and personal computer (“PC”) and Mac™ OEMs. Through HGST and WD, we sell our products to OEMs, distributors, resellers, cloud infrastructure players, and consumers. We have a strong consumer brand heritage with our WD and G-Technology branded products businesses.
The storage market in which we operate is rapidly changing and evolving. To address these dynamics, we regularly review opportunities to apply our knowledge of data storage technology to markets that we do not currently serve or in markets where we seek to broaden our participation and augment our resources and capabilities. We have taken actions to strengthen our enterprise SSD business with the acquisitions of sTec, Inc. (“sTec”), VeloBit, Inc. ("VeloBit") and Virident Systems, Inc. ("Virident"), and our strategic investments in Skyera, Inc., a provider of enterprise solid-state storage systems, Tegile Systems, Inc., a provider of hybrid storage arrays, and Avere Systems, a supplier of enterprise storage for the hybrid cloud. In making these investments, we seek to develop strategic relationships with technology innovators in the broader storage market to enable our customers to develop highly optimized storage solutions that meet their changing data management needs. We believe we have the technology building blocks to increase our overall market participation and be a full-line data storage solutions supplier. Consistent with our measured and deliberate approach to new market entries in the past, our approach to additional new markets will be based on a careful assessment of the risks, rewards, requirements and profit potential of such actions.

Industry
The growth and changes in the global market for digital content storage solutions are being driven by several factors including:

•
Proliferation of data. The proliferation of consumer electronics, computing devices, social media and cloud-related infrastructure is driving rapid growth in the creation, sharing and retention of high definition video, high resolution images, e-mail and big data files.

•
Evolution in data access and distribution. Increasing demand for data access and distribution anytime and anywhere, facilitated by rapidly improving network accessibility, big data analytics and higher bandwidth, is powering a dramatic increase in the need for data storage at both the local level and at the off-site, network-accessed or “cloud” levels.

•
Advancements in storage devices. Technological improvements in the capacity, size, performance, connectivity and power requirements of storage devices continue to meet the demand for higher density and higher performance storage in increasingly diverse applications.

•	Growth in consumers’ use of mobile computing and storage and use of digital content in the home and small office.

•
Adoption of tiered storage architectures. With the significant increase in data storage demand, enterprises and cloud infrastructure players have adopted tiered storage architectures to improve storage performance and manage the costs of this growth. Tiered storage architectures optimize data storage to the most appropriate storage device, driving increasing demand for high capacity and high performance HDDs and flash-based solid-state storage.

•	The development of advanced storage solutions that bypass tiered architectures while delivering the same benefits.
We are a market and customer driven company, focused on growth, innovation and value creation for our customers, employees and shareholders. We develop deep and collaborative relationships with customers aimed at making them more successful, an approach that is being manifested in our role as a trusted advisor and market maker in our served markets. We believe this approach is one of the key factors that will help us continue to achieve strong financial performance. We believe our platform is broad-based and powerful, with growth drivers and unique competitive advantages that will continue to provide us the opportunity to expand our value-creation model within an evolving, changing and growing storage market.
The ability to store large amounts of data is an ongoing enabler of the large amount of digital content being created and utilized. We believe the growth in the number of computing users and connected mobile devices in the world continues unabated, creating more usage and more digital content to be stored. Cloud computing applications are especially noteworthy given that they create multiple copies of photos, videos and other content to ensure efficient distribution and security. We believe unit volumes in the HDD industry were up 3% in fiscal 2014 from fiscal 2013, reflecting strength in gaming and the HDD enterprise markets. In addition, we believe unit volumes in the SSD industry were up 24% in fiscal 2014 from fiscal 2013, reflecting strength in SSD enterprise markets.
Enterprise
Enterprise storage devices consist of performance and capacity HDDs, and SSDs. All of these devices are used in multiple types of enterprise datacenters that provide storage for a range of cloud and corporate applications. Within datacenters, these drives are typically used in servers and storage systems.
Performance applications are essential to the operations of an enterprise and require the greatest capabilities and reliability in HDDs and SSDs. These drives are the most highly engineered product line in the storage industry. The infrastructure to support cloud computing storage is driving the demand for multi-platter high capacity HDDs and enterprise class SSDs in tiered architectures. Cloud computing delivers shared resources, software and information to users on demand on a multitude of devices, such as client PCs, tablets and smart phones. Most cloud computing models consist of services delivered through large datacenters with enterprise-class servers, utilizing tiered architectures to address multiple levels of storage needs. We believe we have established a leading position in supplying advanced multi-platter high capacity HDDs and SSDs to address these needs.
We believe shipments into the enterprise market of the storage industry were up 12% in fiscal 2014 from fiscal 2013. We believe that high capacity HDDs, performance HDDs and SSDs represented 46%, 45% and 9% of the industry unit shipments into enterprise systems in fiscal 2014, respectively. Future growth in the enterprise segment is expected to occur based on public and private cloud-related projects to address the continued growth in data being created and the demand to store much of that data.

Client: Desktop and Notebook PCs
Client storage devices consist of internal HDDs and SSDs for desktop and mobile PCs. Desktop PCs are intended for regular use at single locations in homes and businesses, as well as in multi-user educational and government networks. Mobile PCs, primarily notebook computers, are used both in and away from homes and businesses. We believe that the demand for client computer HDDs and SSDs will continue primarily due to demand in emerging countries, corporate and consumer refreshes, the proliferation of digital content and changing requirements for increasing performance and thinner and lighter devices with lower power consumption.

Mobile HDDs for notebook PCs, have traditionally been in a 2.5-inch form factor with a 9.5 mm height. We believe we have led a trend toward thinner, lighter devices with extended battery life and low power consumption with our family of 7 mm height drives and more recently with our 5 mm height drives. Mobile hybrid drives have not yet attracted widespread adoption due to the challenges of managing the overall cost of PC systems, including new features such as touch screens and sleek designs.
We believe the PC market, which includes notebook and desktop PCs and comprises the client market, was down 5% in fiscal 2014 from fiscal 2013 due to the diversification of the digital content storage market. While the PC market remains the storage industry’s largest unit volume market, it has been declining in recent years while other markets such as cloud, traditional enterprise, branded products, gaming and other solutions have been expanding. Although still in decline, we saw a reduction in the rate of decline in PCs over the last several quarters of fiscal 2014 and we believe the rate of decline in the PC market has moderated.

We believe industry unit shipments of mobile HDDs into the client space decreased 7% in fiscal 2014 from fiscal 2013, while unit shipments of desktop HDDs increased 2% in fiscal 2014 from fiscal 2013. We believe industry unit shipments of SSDs into client compute systems increased 20% in fiscal 2014 from fiscal 2013, while unit shipments of SSDs in PCs increased 40% in fiscal 2014 from fiscal 2013.
Branded Products
External storage devices supplement the storage space on PC systems for home and small office networks and, through wireless connections, the fastest growing category in this market, provide remote access to personal content. These drives, when directly attached to PCs, are ideally suited to back up the data already stored on PC internal drives because of their portability and security features. The growing availability of wireless connectivity is spurring growth of external networked attached storage solutions such as our family of WD My CloudTM products. We believe HDD shipments into the external storage market increased 2% in fiscal 2014 from fiscal 2013. Branded products also include media players that connect to a user’s television or home theater system and play digital movies, music and photos from an integrated HDD, Universal Serial Bus (“USB”) mass storage device or content services accessed over the Internet.
Consumer Electronics
HDDs for consumer electronics ("CE") products are primarily used in digital video recorders (“DVRs”), game consoles and security video recording systems. We believe demand for greater storage capacity in these applications will continue to drive growth for higher capacity HDDs.

DVRs offer greater consumer viewing flexibility and enhanced capabilities such as pausing live television, simplifying the process of recording and cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. Game consoles enable users to save games, movies, music, pictures and other user generated content. Security surveillance hard drives provide 24/7 reliability and peace of mind for the installation of home or small to medium sized business (“SMB”) security systems. We believe HDD unit shipments into the CE market increased 35% in fiscal 2014 from fiscal 2013. This increase was due in part to a refresh cycle by the world’s two largest game console makers, who introduced new models in fiscal 2014, both of which feature HDDs as standard equipment.
Competition
We compete with manufacturers of HDDs for client compute, client non-compute and enterprise applications and manufacturers of SSDs. The HDD market consists of five principal brands: HGST, Samsung, Seagate, Toshiba and WD. In solid-state products, we compete with a wide range of manufacturers, from small startup companies to multinational corporations, including Intel Corporation, Micron Technology, Inc., Samsung Electronics Co. Ltd., SanDisk Corporation, Seagate Technology LLC and Toshiba Corporation.

The storage industry is increasingly utilizing tiered architectures with HDDs and SSDs to address an expanding set of uses and applications. HDDs are highly substitutable due to industry standards that mandate the technical form, fit and function of HDDs, and we believe there are no substantial barriers for existing HDD competitors to offer competing products. HDD attributes include product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support and ease of doing business. The relative importance of these factors varies by customer, market and use, and we believe that we are generally competitive in all of these factors. Semiconductor media or solid-state technology provides high performance attributes in some enterprise-class applications and client notebook designs and attractive functionality in consumer handheld applications requiring smaller form factors, lower power and less storage capacity, such as smart phones and tablets. With advances in our own solid-state enterprise business, coupled with our actions to strengthen those resources through acquisitions and investments, we believe we are positioned to compete successfully in the enterprise-class solid-state segment of this market. Advances in magnetic, optical or other data storage technologies could also result in competitive products for storing digital content with better performance or lower cost per unit of capacity than our products. We monitor the advantages, disadvantages and advances of the full array of storage technologies on an ongoing basis.

Business Strategy
Our business strategy is to be an industry-leading developer, manufacturer and provider of innovative storage solutions that enable people to create, manage, experience and preserve digital content. We strive to achieve our business strategy through the following elements:

•	relentless focus on operational excellence in all aspects of our business;

•	providing a full portfolio of compelling, high quality storage products with effective technology deployment, high efficiency, flexibility and speed;

•	developing collaborative engineering relationships with customers that create value by solving their data management needs through innovative solutions; and

•	strategically aligning our investments in profitable and growing markets such as mobility, solid-state and cloud computing.
We believe our strategy provides the following benefits, which distinguish us in the dynamic and competitive storage industry:

•	enables continued diversification of our storage product portfolio and entry into additional growing adjacent markets;

•
allows us to achieve consistent financial performance, including strong returns on invested capital and cash generation, thereby enabling efficient allocation of capital to shareholders and strategic investments in innovation; and

•	creates compelling value for our customers and makes them more successful, while providing growth opportunities for our suppliers, employees, and shareholders.
Products and Solutions
We offer a broad line of storage products and solutions to meet the evolving storage needs of our end users. Our HGST subsidiary delivers the following: high performance 10,000/15,000 revolutions per minute (“RPM”) drives targeting server and storage system OEMs, enterprise capacity drives for bulk storage applications for both hyperscale cloud customers and OEMs, helium sealed 6 terabyte ("TB") products that improve capacity and other dimensions of total cost of ownership, mobile drives for the notebook, PC and gaming markets, and a G-Technology line of branded products for professional audiovisual users. In addition, HGST delivers a line of SSDs for the high end of the performance market that includes 2.5”  Serial Attached SCSI (Small Computer System Interface) (“SAS”) drives as well as Peripheral Component Interconnect Express (“PCIe”) SSDs for the server market and embedded flash solutions. Our WD subsidiary designs, manufacturers and provides hard drives for a wide range of digital storage uses, from PCs and data centers to home video recorders and home network storage devices. WD also packages these hard drives into consumer appliances, which offer portable, desktop and personal cloud storage for accessibility from anywhere and sharing functionality, as well as provide media playing devices to simplify enjoyment of personal content on televisions.
Enterprise Storage Solutions. Enterprise storage products consist of HDDs and SSDs for performance enterprise and capacity enterprise markets. Our enterprise storage solutions include performance drives which are optimized for performance applications. Within performance drives, we offer large form factor drives which provide high capacity storage, primarily for data storage systems, and small form factor drives which provide a range of capacity and performance levels primarily for use in enterprise servers, supporting high volume on-line transactions, data analysis and other enterprise applications. Our enterprise storage solutions also include capacity drives which provide enterprise class reliability at the lowest cost per GB and are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. Lastly, our enterprise storage solutions include solid-state solutions which feature fast read/write speeds in high capacities.
In fiscal 2014, our HGST subsidiary began shipping a new helium-filled HDD, which is at the forefront of advanced technology for increasing capacity and significantly reducing total cost of ownership for enterprise and cloud customers. This new drive allows HGST to design seven-platter drives in a standard 3.5-inch form factor at a 6TB capacity that delivers superior total cost of ownership at the data center level by allowing significant improvements in capacity, power, cooling and storage density. Our hard drive enterprise unit shipments were 30 million, 28 million and 16 million for 2014, 2013 and 2012, respectively.
Through a joint development agreement with Intel Corporation to make enterprise class SAS drives and the calendar 2013 acquisitions of sTec, Virident and Velobit, our HGST subsidiary has strengthened its position in the fast growing market for enterprise class SSDs. We now offer a broad range of SSDs for the enterprise market based on the SAS, PCIe and Serial Advanced Technology Attachment ("SATA") interfaces.
Client: Desktop and Notebook PCs. Client compute solutions consist of HDDs for desktop and mobile PCs. Our client compute storage solutions include HDDs designed for use in desktop PCs requiring high performance, reliability and capacity with various attributes such as low cost per gigabyte ("GB"), quiet acoustics, low power consumption and protection against shocks. In addition, we provide HDDs designed for use in mobile PCs and requiring high performance, reliability and capacity with various ranges of performance and attributes such as low power consumption for extended battery life and cooler operation, quiet acoustics and protection against shocks.
Our newest HDDs for mobile PCs are low-profile to address the thin and light notebook PC market, and include ultra-slim 2.5-inch HDDs.
We also offer SATA HDDs specifically designed for home and small office network attached storage systems and optimized for energy efficiency and reliability, as well as HDDs designed for advanced single-user computing systems such as professional systems for video editing and CAD/CAM (computer-aided design/computer-aided manufacturing) applications and high-end desktop PC applications including gaming, which require high performance and high reliability. Our hard drive client compute unit shipments were 157 million, 162 million and 150 million for 2014, 2013 and 2012, respectively.
Branded Product Solutions. Our branded product solutions consist of HDDs embedded into WD®-, HGST- and G-Technology-branded external storage appliances with capacities ranging from 500 GB to 24 TB and using interfaces such as USB 2.0, USB 3.0, external SATA, FireWireTM, ThunderboltTM and Ethernet network connections. Within branded products, we offer HDDs that provide high quality, reliable storage for backup and capacity expansion in both mobile and desktop form factors that are designed to keep digital content secure while providing portable storage for desktops and notebooks. In addition, within branded products we offer solutions for SMBs, by offering complete network storage solutions designed to meet the needs of SMBs by providing centralized storage, backup, data protection and remote file access. We also provide external hard drives that connect to home or office networks, enabling consumers access from anywhere with an Internet connection and from smart phones, tablets and PCs via WD mobile apps and desktop software. These My CloudTM solutions offer the same functionality as public cloud storage services, yet offer consumers the peace of mind that ownership brings lower cost and greater capacity. Certain branded product solutions-such as our new My CloudTM products include software that assists customers with backup, remote access and management of digital content.
Lastly, our home entertainment solutions include media players which connect to a user’s television or home theater system and play digital movies, music and photos from an integrated HDD, network HDDs, any of our WD®-branded external HDDs, other USB mass storage devices or content services accessed over the Internet. Our branded product hard drive unit shipments were 25 million, 25 million and 18 million for 2014, 2013 and 2012, respectively.
Consumer Electronics Solutions. CE solutions are used in DVRs, gaming consoles, security surveillance, systems, set top boxes, camcorders, multi-function printers and entertainment and automobile navigation systems. Our CE solutions include HDDs designed and optimized for video streaming and continuous digital video recording. These HDDs deliver quiet operation, low operating temperature, low power consumption, high reliability and optimized streaming capabilities. Our consumer electronics unit shipments were 37 million, 28 million and 17 million for 2014, 2013 and 2012, respectively.
Technology
Hard Disk Drives
HDDs provide non-volatile data storage, which means that the data remains present when power is no longer applied to the device. The primary measures of hard drive performance include:

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

•
Spindle rotation speed — nominal rotation speed of the disks inside the hard drive, commonly expressed in RPM or latency. Spindle rotation speeds commonly stated as 5,400, 7,200, 10,000 and 15,000 RPM are sometimes approximations; and

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
Industry-standard interfaces allow the drives to communicate with the host system. The primary interface for PCs is SATA and the primary interfaces for enterprise systems are Fibre Channel, SAS, SATA and PCIe.
Solid-State Drives
SSDs use semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data without any moving parts. The cost per bit of solid-state drives is more expensive than hard drives, but the higher input/output (“IO”) performance makes solid-state drives an attractive new tier of storage that fits between DRAM memory and hard drives. Solid-state drives are finding growing usage in enterprise storage systems and servers in applications that demand the highest IO performance.
The non-volatile memory in use today for solid-state drives is NAND flash technology. While Single Level Cell Flash provides the highest endurance and performance, the optimal balance of price and performance is usually achieved through the use of Multi-Level Cell Flash. Multiple NAND Flash die are used on a single PCBA and connected in parallel through a controller to the host bus. Various performance classes of solid-state drives are created by varying the number of parallel NAND channels and the speed of controller logic and firmware. The controller contains hardware logic and firmware to buffer the data flow to and from the host, to the NAND Flash, and to manage the reliability and performance of the NAND Flash media.
The typical host interfaces for SSDs include PCIe, SAS and SATA. PCIe products typically offer the highest performance and come on edge cards that plug into the PCIe bus. PCIe defines the hardware and electrical interface but the software protocols are still proprietary today. New standards such as NVMe and SCSI express are emerging to bring more standardized software protocols for communicating with PCIe solid-state drives. SAS and SATA products utilize standardized interfaces similar to hard drives and come in 2.5-inch form factors with differing package heights depending on the application and usage. The typical power consumption for the SAS and SATA interfaces is similar to hard drives, while the power consumption of PCIe form factor devices is typically higher.
Our products generally leverage a common platform for various products within product families, and in some cases across product families, resulting in the commonality of components which reduces our exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models. For a discussion of associated risks, see Item 1A of this Annual Report on Form 10-K.

Research and Development

We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $1.7 billion, $1.6 billion and $1.1 billion in 2014, 2013 and 2012, respectively. For a discussion of associated risks, see Item 1A of this Annual Report on Form 10-K.

Patents, Licenses and Proprietary Information

We have more than 7,000 active patents and have many patent applications in process. We believe that although our active patents and patent applications have considerable value, the successful manufacturing and marketing of our products depends primarily upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for do not ensure our future success.
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
We rely on certain technology that we license from other parties to manufacture and sell our products. We believe that we have adequate cross-licenses and other agreements in place in addition to our own intellectual property portfolio to compete successfully in the storage industry. For a discussion of associated risks, see Item 1A of this Annual Report on Form 10-K.
Manufacturing
We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills and human resources to continue to be successful and to grow, as necessary, our manufacturing operations. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products, and high-quality components. The critical elements of our HDD production are high volume and utilization, low cost assembly and testing, strict adherence to quality metrics and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity.
HDD manufacturing is a complex process involving the production and assembly of precision components with narrow tolerances and thorough testing. The assembly process occurs in a “clean room” environment that demands skill in process engineering and efficient space utilization to control the operating costs of this manufacturing environment. Our clean room manufacturing process consists of modular production units, each of which contains a number of work cells. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. For our non- HDD products, we leverage the efficiencies of contract manufacturers when strategically advantageous. For a discussion of associated risks, see Item 1A of this Annual Report on Form 10-K.
Materials and Supplies
The main components of the hard drive are a Head-Disk-Assembly (“HDA”) and a Printed Circuit Board Assembly (“PCBA”).
The HDA includes heads, magnetic media, head positioning mechanism (“actuator”) and spindle motor. A rigid base and top cover contain these components in a contamination-controlled environment. One or more disks positioned around a motor-driven spindle hub that rotates the disks comprise the disk-pack assembly. The disk is made up of a smooth substrate on which thin layers of magnetic materials are deposited. The head stack assembly (“HSA”) is comprised of a magnetic positioner and a pivot-arm module on which the head gimbal assemblies ("HGAs"), including suspension, are mounted. Each disk surface has a head suspended directly above it, which can read data from or write data to the spinning disk. Other key components of our hard drives are pre-amps and voice coil magnets.
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

We design and manufacture a substantial portion of the heads and magnetic media required for our products. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head and magnetic media technologies developed by other manufacturers. We depend on an external supply base for all remaining components and materials for use in our HDD product design and manufacturing.

The key components used in the manufacture of our SSDs are the NAND semiconductor media and SoC which are acquired from third party suppliers. The NAND flash products used in our SSDs are sourced from multiple tier-one NAND manufacturers. We have established deep relationships with these vendors to assure continuous supply of NAND, as well as sufficient technical depth of technology access to enable continuous cost and technology leadership of our SSD product portfolio offering. Additionally, we are exploring strategic options to further strengthen and deepen our collaboration with select NAND partners to support the future growth of our SSD business. Additionally, the key component in our media players, the controller, is acquired from third party suppliers.
We believe that our sourcing strategy currently enables us to have the business flexibility needed to select the highest quality, low cost of ownership suppliers as product designs and technologies evolve. We generally retain multiple suppliers for each of our component requirements but in some instances use sole sources for business reasons. Currently, we believe that there are no major issues with component availability. For a discussion of associated risks, see Item 1A of this Annual Report on Form 10-K.
Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of United States (“U.S.”) companies but do not include sales to U.S. subsidiaries of foreign companies, represented 80%, 78% and 81% of our net revenue for 2014, 2013 and 2012, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion regarding associated risks, see Item 1A of this Annual Report on Form 10-K.
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
Original Equipment Manufacturers. OEMs, including large-scale datacenter operators, purchase our products, either directly or through a contract manufacturer such as an original design manufacturer (“ODM”), and assemble them into the devices they build. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes. As a result, for certain OEMs we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. In addition, we also sell directly to cloud infrastructure players, which we classify as OEMs for purposes of channel information.
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
For each of 2014 and 2012, sales to Hewlett Packard Company accounted for 11% of our net revenue. For 2013, no single customer accounted for 10% or more of our net revenue. For a discussion of associated risks, refer to Item 1A of this Annual Report on Form 10-K. For additional information regarding revenue recognition, sales by geographic region and major customers, see Part II, Item 8, Notes 1 and 6 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.
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
Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters of our fiscal year as a result of increased customer spending. Seasonality can also be impacted by the growth in emerging markets and macroeconomic conditions. For a discussion of associated risks, see Item 1A of this Annual Report on Form 10-K.
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

For a discussion of associated risks, see Item 1A of this Annual Report on Form 10-K.
Employees
As of June 27, 2014, we employed a total of 84,072 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs which we believe are, in the aggregate, competitive with those offered by our competitors.
While the substantial majority of our employees are not party to a collective bargaining agreement, a majority of our employees in Japan and employees of two of our manufacturing subsidiaries in China are subject to a collective bargaining agreement. While our third manufacturing subsidiary in China has its own labor union of which many of its direct employees are members, it has yet to begin collective bargaining negotiations. We consider our employee relations to be good. For a discussion of associated risks, see Item 1A of this Annual Report on Form 10-K.

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

Name	Age	Position
Stephen D. Milligan	50	President and Chief Executive Officer
James J. Murphy	55	President, WD Subsidiary
Michael D. Cordano	50	President, HGST Subsidiary
Timothy M. Leyden	62	Chief Financial Officer
Mark P. Long	47	Executive Vice President, Strategy & Corporate Development
Michael C. Ray	46	Senior Vice President, General Counsel, Secretary
Mr. Milligan, 50, re-joined us in March 2012 as President of WDC as a result of our acquisition of HGST and was appointed Chief Executive Officer effective January 2, 2013. He served as HGST’s President from March 2009 to December 2009 and as its President and Chief Executive Officer from December 2009 until our acquisition of HGST in March 2012. From September 2007 to October 2009, Mr. Milligan served as HGST’s Chief Financial Officer. From January 2004 to September 2007, Mr. Milligan served as Western Digital's Chief Financial Officer and from September 2002 to January 2004, Mr. Milligan served as Western Digital's Senior Vice President, Finance. From April 1997 to September 2002, Mr. Milligan held various financial and accounting roles of increasing responsibility at Dell Inc. (“Dell”). Prior to joining Dell, Mr. Milligan was employed at Price Waterhouse for 12 years, most recently as Senior Manager.

Mr. Murphy, 55, was appointed as President of the WD subsidiary on November 14, 2013. He previously served as our Executive Vice President, Storage Products and Worldwide Sales from December 2012 to November 2013. Prior to that, he served as our Executive Vice President, Worldwide Sales from August 2010 to December 2012, as Senior Vice President, Worldwide Sales and Sales Operations from 2007 to 2010, as Vice President, Worldwide Sales and Operations from 2005 to 2007, and as Vice President, Asia Pacific from 2003 to 2005. Prior to that, Mr. Murphy served in various roles at Read-Rite Corporation, including as the Executive Vice President, Customer Business Units, prior to our acquisition of Read-Rite Corporation’s assets in 2003.
Mr. Cordano, 50, joined us on March 8, 2012 in connection with our acquisition of HGST. Mr. Cordano was appointed President of our HGST subsidiary on July 25, 2012. Prior to that, Mr. Cordano served as HGST’s Executive Vice President, Sales & Marketing, and President, Branded Business, since April 2009. From February 2005 to April 2009, Mr. Cordano served as Chief Executive Officer and co-founder of Fabrik, Inc., which was acquired by HGST in April 2009. From 1994 to February 2005, Mr. Cordano served in various roles of increasing responsibility at Maxtor Corporation, including as the Executive Vice President of Worldwide Sales and Marketing from April 2001 until February 2005, where he formed and managed the Branded Products Business Unit.
Mr. Leyden, 62, re-joined us in May 2007 and was appointed to the position of Chief Financial Officer of WDC in November 2013. Prior to his appointment as Chief Financial Officer, Mr. Leyden served as President of our WD subsidiary from 2012 to 2013, Chief Operating Officer from August 2010 to July 2012, Executive Vice President and Chief Financial Officer from September 2007 to August 2010, and Executive Vice President, Finance from May 2007 to September 2007. From December 2001 to May 2007, Mr. Leyden served in senior finance capacities at Sage Software Inc. and Sage Software of California, subsidiaries of Sage Group PLC, a U.K. public company that supplies accounting and business management software to small and medium-sized businesses, including as Vice President, Finance and Chief Financial Officer from

December 2001 to May 2004 and as Senior Vice President, Finance and Chief Financial Officer from May 2004 to May 2007. Mr. Leyden previously served in various worldwide finance, manufacturing and information technology capacities with us from 1983 to December 2000.

Mr. Long, 47, was appointed as our Executive Vice President, Strategy & Corporate Development, effective as of February 2013. Prior to that, from March 2012 to February 2013, he served in various consulting capacities for WDC. Prior to that, from July 2010 to March 2012, he served as senior vice president, strategy and corporate development at Hitachi GST, which was acquired by us in March 2012. From August 2005 to July 2010, he served as managing director of VisionPoint Capital, where he provided merger and acquisition and corporate finance services to a range of technology companies, including Fabrik, Inc., which was acquired by Hitachi GST in April 2009. Prior to that, Mr. Long served as a senior executive with both public and private venture-backed technology companies and was an investment banker with Credit Suisse First Boston and Deutsche Bank Securities. Among his duties as our Executive Vice President, Strategy & Corporate Development, Mr. Long also leads Western Digital Capital, our wholly owned strategic investment fund.
Mr. Ray, 46, was appointed as our Senior Vice President, General Counsel and Secretary as of April 5, 2011. From October 2010 to April 2011, Mr. Ray served as our Vice President, General Counsel and Secretary. From September 2000 to October 2010, Mr. Ray served in a number of positions in our legal department, ranging from Senior Counsel to Vice President, Legal Services. From September 1998 to September 2000, Mr. Ray served as corporate counsel for Wynn’s International, Inc. Prior to that, he served as a judicial clerk to the U.S. District Court, Central District of California and practiced law at O’Melveny & Myers LLP.
Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations or the market price of its common stock.

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
In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years from the March 8, 2012 closing date of the acquisition). We worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement. Compliance with these measures has affected, and may continue to affect, our business and financial conditions in the following ways:

•
limits our ability to integrate the businesses of our HGST and WD subsidiaries (and we do not expect to achieve significant operating expense synergies while the hold separate condition continues to exist);

•	has caused, and could cause further, difficulties in retaining key employees and delays or uncertainties in making decisions about the combined business;

•
has resulted in, and could result in additional, significant costs (including higher capital expenditures relative to our competitors as a result of maintaining separate functions in several areas); and

•	has required, and could require additional, changes in business practices.
In March 2014, we submitted an application to MOFCOM requesting that the regulatory restrictions be lifted. However, we cannot predict whether or when these restrictions will be wholly or partially lifted or whether we will be able to realize the anticipated benefits of our acquisition of HGST even if the restrictions are wholly or partially lifted.

In connection with obtaining the regulatory approvals required to complete our acquisition of HGST, we divested certain assets to Toshiba and agreed to provide certain support services for those assets for a period of time, and our business will be adversely affected in the event we fail to successfully meet our obligations to Toshiba under the divestiture transaction.
In connection with obtaining the regulatory approvals required to complete our acquisition of HGST, we agreed, subject to review by regulatory agencies in certain jurisdictions, to divest certain assets to Toshiba that would expand Toshiba’s capacity to manufacture 3.5-inch hard drives for the desktop, consumer electronics and near-line (business critical) applications. While this divestiture transaction closed in May 2012, we agreed to provide certain support service for those assets for a period of time. If we are not able to meet our continuing service obligations under our agreement with Toshiba, the jurisdictions that conditioned their approval of the HGST acquisition on the divestiture could impose additional obligations on us, which could adversely affect our business, financial condition and results of operations.
Adverse global economic conditions and credit market uncertainty could harm our business, results of operations and financial condition.
Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and on the storage industry as a whole. Several factors contribute to these conditions and this uncertainty, including, but not limited to, volatility in the financial and real estate markets, cost increases and other macroeconomic factors. Some of the risks and uncertainties we face as a result of these conditions include the following:

•
Volatile Demand. Our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers rely on credit financing to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders may decrease, which could result in lower revenue. Likewise, if our suppliers, sub-suppliers and sub-contractors (collectively referred to as “suppliers”) face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue and increased operating costs, which could adversely affect our business, results of operations and financial condition.

•
Restructuring Activities. If demand for our products slows as a result of a deterioration in economic conditions, we may undertake restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.

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

We participate in a highly competitive industry that is subject to the risk of declining average selling prices ("ASPs"), volatile gross margins and significant shifts in market share, all of which could adversely affect our operating results.
Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A. as our “products”, depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. As a result, the storage market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and more intense price competition. If more intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could adversely impact revenue and gross margins. In addition, we compete based on our ability to offer our customers competitive solutions that provide the most current and desired product and service features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, provide better performance or include additional features when compared to our products. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share.
Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.
The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and industry consolidation, resulting in less availability of historical market data for certain product segments. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands.
We experience significant sales seasonality and cyclicality, which could cause our operating results to fluctuate.
Sales of computer systems, storage subsystems and CE tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for our products. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially as a result of the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

Our sales to the CE, cloud computing and enterprise markets, representing an increasing percentage of our overall revenue, may grow at a slower rate than current estimates, which could materially adversely impact our operating results.
The secular growth of digital data is resulting in a more diversified mix of revenue from the CE, cloud computing and enterprise markets. As sales into these markets become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our inability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, these markets may be adversely affected by the following:

•
Mobile Devices. There has been and continues to be a rapid growth in devices that do not contain a hard drive such as tablet computers and smart phones. As tablet computers and smart phones provide many of the same capabilities as PCs, they have displaced or materially affected, and may continue to displace or materially affect, the demand for PCs. If we are not successful in adapting our product offerings to include disk drives or alternative storage solutions that address these devices, demand for our products in these markets may decrease and our financial results could be materially adversely affected.

•
Cloud Computing. Consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by hard disk drives. Over the last few years, cloud computing has emerged whereby applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing computer. If we are not successful in manufacturing compelling products to address the cloud computing opportunity, demand for our products in these markets may decrease and our financial results could be materially adversely affected.

•
Obsolete Inventory. In some cases, products we manufacture for these other markets are uniquely configured for a single customer’s application, creating a risk of obsolete inventory if anticipated demand is not actually realized.

•
Macroeconomic Conditions. Consumer spending has been, and may continue to be, adversely affected in many regions due to negative macroeconomic conditions and high unemployment levels. Please see the risk factor entitled “Adverse global economic conditions and credit market uncertainty could harm our business, results of operations and financial condition.” for more risks and uncertainties relating to macroeconomic conditions.

In addition, demand in these other markets also could be negatively impacted by developments in the regulation and enforcement of digital rights management and the emergence of new technologies, such as data deduplication, compression and storage virtualization. If we are not able to respond appropriately, these factors could lead to our customers’ storage needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for digital storage, if we fail to anticipate or timely respond to these developments in the demand for storage, our ASPs could decline, which could adversely affect our operating results. Furthermore, our ability to accurately read and respond to market trends, such as trends relating to the Internet or big data, could harm our results.

If we fail to respond to changes in the client compute market (the “PC market”), our operating results could suffer.
While sales to the other markets are becoming a more significant source of revenue, sales to the PC market remain an important part of our business. The PC market, however, has been, and may continue to be, adversely affected by the growth of tablet computers, smart phones and similar devices that perform many of the same capabilities as PCs, the lengthening of product life cycles and macroeconomic conditions. If we fail to respond to changes in the PC market, our operating results could suffer. Additionally, if demand in the PC market is worse than expected as a result of these or other conditions, demand for our products in the PC market may decrease at a faster rate and our operating results may be adversely affected.

Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.
Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels, including traditional retail, e-commerce and online channels. Adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®, HGST™ or G-Technology™ brand products, our operating results may be adversely affected.
Sales in the distribution channel are important to our business, and if we fail to respond to demand changes in distribution markets or if distribution markets for our products weaken, our operating results could suffer.
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
During the quarter ended June 27, 2014, 45% of our revenue came from sales to our top 10 customers and during the fiscal year ended June 27, 2014, 44% of our revenue came from sales to such customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
Also, the storage ecosystem is constantly evolving, and our traditional customer base is changing. Fewer companies now hold greater market share for certain applications and services, such as social media, shopping and streaming media. As a result, the competitive landscape is changing, giving these companies increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, the changes in our evolving customer base create new selling and distribution patterns to which we must adapt. To remain competitive, we must respond to these changes by ensuring we have proper scale in this evolving market, as well as offer products that meet the technological requirements of this customer base at competitive pricing points. To the extent we are not successful in adequately responding to these changes, our operating results could be harmed.
Expansion into new markets may increase the complexity of our business, cause us to increase our research and development expenses to develop new products and technologies or cause our capital expenditures to increase, and if we are unable to successfully adapt our business processes and product offerings as required by these new markets, our ability to grow will be adversely affected.
To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broad range of storage products to our customers. We currently offer a variety of 3.5-inch and 2.5-inch hard drives, solid state drives and other products for the PC and other storage markets. As we expand our product line to sell into new markets, the overall complexity of our business increases at an accelerated rate and we become subject to different market dynamics. These dynamics may include, among other things, different demand volume, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in research and development expenses and substantial investments in manufacturing capability or technology enhancements. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.
Our vertical integration of head and magnetic media manufacturing makes us dependent on our ability to timely and cost-effectively develop heads and magnetic media with leading technology and overall quality, increasing capital expenditure costs and asset utilization risks for our business.
We develop and manufacture a substantial portion of the heads and magnetic media used in the hard drive products we produce. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head and magnetic media technologies developed by other manufacturers. Technology transition for head and magnetic media designs is critical to increasing our volume production of heads and magnetic media. There can be no assurance, however, that we will be successful in timely and cost-effectively developing and manufacturing heads or magnetic media for products using future technologies. We also may not effectively transition our head or magnetic media design and technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads or magnetic media we manufacture. If we are unable to timely and cost-effectively develop heads and magnetic media with leading technology and overall quality, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.
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
As a leading supplier of hard drives and a major supplier of enterprise solid state drives, we make significant investments to maintain our existing products and to lead innovation and development of new technologies. This strategy requires us to make significant investments in research and development and, in order to remain competitive, we may increase our capital expenditures and expenses above our historical run-rate model. There can be no assurance that these investments will result in viable technologies or products, or if these investments do result in viable technologies or products, that they will be profitable or accepted by the market. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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

Consolidation within the data storage industry could provide competitive advantages to our competitors.
The data storage industry as a whole has experienced consolidation over the past several years through acquisitions, consolidations and decisions by industry players to exit the industry. Consolidation across the industry, including by our competitors, may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage.
Some of our competitors with diversified business units outside of storage products, may over extended periods of time, sell storage products at prices that we cannot profitably match.
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
We regularly engage in new product qualification with our customers. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in delayed or reduced product sales, reduced product margins caused by having to continue to offer a more costly current generation product, or lost sales to that customer until the next generation of products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume original equipment manufacturers ("OEMs"), which continue to consolidate their share of the storage markets. Likewise, if product life cycles lengthen, we may have a significantly longer period to wait before we have an opportunity to qualify a new product with a customer, which could reduce our profits because we expect declining gross margins on our current generation products as a result of competitive pressures.

We are subject to risks related to product defects or the unintended use of our products, which could result in product recalls or epidemic failures and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated.
We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal defects in our products, which may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, a product recall or epidemic failure may damage our reputation or customer relationships, and may cause us to lose market share with our customers, including our OEM and original design manufacturers ("ODM") customers.
Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional expenses if our warranty provision do not reflect the actual cost of resolving issues related to defects in our products, whether as a result of a product recall, epidemic failure or otherwise. If these additional expenses are significant, it could adversely affect our business, financial condition and operating results.

In addition, third-party components or applications that we incorporate or use in our products may contain defects in design or manufacturing that could unexpectedly result in epidemic failures and subject us to liability.

Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results.
We depend on an external supply base for technologies, components, equipment and materials for use in our product design and manufacturing. We also depend on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our JIT (just-in-time) hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of these components and much of this equipment must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment that can be used to develop and manufacture our next-generation products efficiently. However, many of the risks that affect us also affect our supply base, including, but not limited to, having single site manufacturing locations based in high risk regions of the world, macro and local economic conditions, shortages of commodity materials, proper management of technology transitions, natural disasters, geo-political risks, compliance with legal requirements, financial instability and exposure to intellectual property and other litigation, including an injunction or other action that could delay shipping. If any of these risks were to affect our suppliers, we could also be adversely affected, especially in the case of products, components or services that are single-sourced. For example, if suppliers are facing increased costs due to the above risks, they may require us to enter into long-term volume agreements to shift the burden of fixed costs to us. Further, we work closely with many of our suppliers to develop new technologies and, as a result, we may become subject to litigation from our suppliers or third parties.
Without a capable and financially stable supply base that has established appropriate relationships within the supply chain and has implemented business processes, strategies and risk management safeguards, we would be unable to develop our products, manufacture them in high volumes, and distribute them to our customers to execute our business plans effectively. As PC demand slows, competition increases from NAND and other consumer devices, the total available market for hard disk drives decreases and costs increase, these suppliers may reevaluate their business models. Our suppliers may be acquired by our competitors, consolidate, or decide to exit the industry, redirect their investments and increase costs to us, each of which may have an adverse effect on our business and operations. In addition, moving to new technologies may require us to align to, and build, a new supply base, such as NAND flash. In the case of NAND suppliers, many of which are involved in developing storage products such as SSD that, in some cases, compete with our products. Our success in these new product areas may be dependent on our ability and their willingness to develop close relationships, with preferential agreements. Where this cannot be done, our business and operations may be adversely affected.
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
Increases in the cost for certain critical materials and components and oil may increase our costs of manufacturing and transporting our products and key components and may result in lower operating margins if we are unable to pass these increased costs on to our customers. Shortages of critical components such as DRAM and NAND flash, or materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, which are critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results.
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
Historically, when the industry experiences a fundamental change in technology, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some revolutionary technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, heat-assisted magnetic recording, patterned magnetic media and advanced signal processing that if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, magnetic media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire, which could harm our operating results.

The difficulty of introducing hard drives with higher levels of areal density and the challenges of reducing other costs may impact our ability to achieve historical levels of cost reduction.
Storage capacity of the hard drive, as manufactured by us, is determined by the number of disks and each disk’s areal density. Areal density is a measure of the amount of magnetic bits that can be stored on the recording surface of the disk. Generally, the higher the areal density, the more information can be stored on a single platter. Higher areal densities require existing head and magnetic media technology to be improved or new technologies developed to accommodate more data on a single disk. Historically, we have been able to achieve a large percentage of cost reduction through increases in areal density. Increases in areal density mean that the average drive we sell has fewer heads and disks for the same capacity and, therefore, may result in a lower component cost. However, increasing areal density has become more difficult in the storage industry. If we are not able to increase areal density at the same rate as our competitors or at a rate that is expected by our customers, we may be required to include more components in our drives to meet demand without corresponding incremental revenue, which could negatively impact our operating margins and make achieving historical levels of cost reduction difficult or unlikely. Additionally, increases in areal density may require us to make further capital expenditures on items such as new test equipment needed as a result of an increased number of gigabytes per platter. Our inability to achieve cost reductions could adversely affect our operating results.

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
As advances in computer hardware and software are made, our customers have demanded a more diversified portfolio of products with new and additional features. In some cases, this demand results in investments in new products for a particular market that do not necessarily expand overall market opportunity, which may negatively affect our operating results.
In addition, the success of our new product introductions depends on a number of other factors, including

•	difficulties faced in manufacturing ramp;

•	implementing at an acceptable cost product features expected by our customers;

•	market acceptance/qualification;

•	effective management of inventory levels in line with anticipated product demand;

•
quality problems or other defects in the early stages of new product introduction and problems with compatibility between our products and those of our customers that were not anticipated in the design of those products; and

•	our ability to increase our software development capability.
Our business may suffer if we fail to successfully anticipate and manage issues associated with our product development.
If we fail to develop and introduce new products that are competitive against alternative storage technologies, our business may suffer.
Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with technology advancements. Storage technologies like solid-state storage have successfully served mobility markets for products that cannot be serviced using hard drive technology. Advances in semiconductor technology have resulted in solid-state storage emerging as a technology that can be competitive with hard drives for high performance needs in advanced digital computing markets such as enterprise servers and storage. There can be no assurance that we will be successful in anticipating and developing new products for the PC and other storage markets in response to competing storage technologies. If our hard drive and solid state products fail to offer a superior value proposition to alternative storage products, we will be at a competitive disadvantage to companies using alternative technology and our business will suffer.

Our operations, and those of certain of our suppliers and customers, are concentrated in large, purpose-built facilities, subjecting us to substantial risk of damage or loss if operations at any of these facilities are disrupted.
As a result of our cost structure and strategy of vertical integration, we conduct our operations at large, high volume, purpose-built facilities in California and in Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations in Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of a pandemic influenza, could impair the total volume of our products that we are able to manufacture or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities, including access to or from these facilities by employees or logistics operators, would significantly affect our ability to manufacture or sell our products, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. For example, prior to the 2011 flooding in Thailand, all of our internal slider capacity and 60% of our hard drive manufacturing capacity was in Thailand. As a result of the flooding in Thailand, our facilities were inundated and temporarily shut down. During that period, our ability to manufacture hard drives was significantly constrained, adversely affecting our business, financial condition and results of operations. A significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture or sell our products, and our business, financial condition and results of operations could suffer.
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
We are heavily dependent on our technology infrastructure, among other functions, to operate our factories, provide and sell our products and services, fulfill orders, manage inventory and bill, collect and make payments and we are subject to laws, rules and regulations in the U.S. and other countries relating to the collection, use and security of user data. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, cyber attacks such as computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as intentional or unintentional acts by employees. Computer programmers, hackers and others may be able to develop and deploy viruses, worms, and other malicious software programs or otherwise attack our products, to discover or exploit any security vulnerabilities or breach or compromise the security schemes of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.
The foregoing security problems could result in, among other consequences, loss or theft of our, our customers’ or our business partners’ intellectual property, proprietary business information or personally identifiable information. The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data or personal data or information about us, our customers or other third parties, could expose us, our customers, or other affected third parties to a risk of loss or misuse of this information, result in litigation, damage our brand and reputation, or otherwise harm our business, operating results and financial condition. Further, we rely on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us.
If we fail to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, it may adversely affect our future results.
As part of our growth strategy, we have completed, and we may continue to pursue, acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business. For example, we completed the acquisition of VeloBit on July 9, 2013, sTec on September 12, 2013, and Virident on October 17, 2013. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition.
Please also see the risk factors above for specific risks and uncertainties regarding our acquisition of HGST.

The loss of our key executive management, staff and skilled employees, the inability to hire and integrate new employees or decisions to realign our business could negatively impact our business prospects.
Our success depends upon the continued contributions of our key management, staff and skilled employees, many of whom would be extremely difficult to replace. Global competition for skilled employees in the data storage industry is intense and, as we attempt to move to a position of technology leadership in the storage industry, our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees, to attract, integrate and retain new skilled employees and to make decisions to realign our business to take advantage of efficiencies or reduce redundancies. Volatility or lack of positive performance in our stock price and the overall markets may adversely affect our ability to retain key staff or skilled employees who have received equity compensation. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, when our operating results are negatively impacted, we are at a competitive disadvantage for retaining and hiring key management, staff and skilled employees versus other companies that pay a relatively higher fixed salary. If we lose our existing key management, staff or skilled employees, or are unable to hire and integrate new key management, staff or skilled employees, or if we fail to implement succession plans for our key management or staff, our operating results would likely be harmed. Furthermore, if we do not realize the anticipated benefits of our intended realignment after we make decisions regarding our personnel and implement our realignment plans, our operating results could be adversely affected.
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
We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade, health, safety and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our component suppliers timely comply with such laws and regulations, which may result in an increase in our operating costs. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products. In addition, climate change and financial reform legislation is a significant topic of discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which would have a materially adverse effect on our business, financial condition and operating results.
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
In August 2012, the SEC adopted new rules establishing diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. These new rules require us to determine and report annually whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country, the first such report was due on June 2, 2014. These new rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. To the extent that proposed conflict minerals legislation is adopted by the European Commission or Canada, these risks could increase.
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

Any decisions to reduce or discontinue paying cash dividends to our shareholders or repurchase shares of our common stock pursuant to our previously announced stock repurchase program could cause the market price for our common stock to decline.
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
Increases in our customers’ credit risk could result in credit losses and term extensions under existing contracts with customers with credit losses could result in an increase in our operating costs.
Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as ODMs, that provide manufacturing and fulfillment services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our OEM and distribution channel sales into emerging economies such as Brazil, Russia, India and China, the customers with the most success in these regions may have relatively short operating histories, making it more difficult for us to accurately assess the associated credit risks. Our acquisition of HGST has also resulted in an increase to our customer credit risk given that we service many of the same customers. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, especially in situations where there are term extensions under existing contracts with such customers, would increase our operating costs, which may negatively impact our operating results.
Our operating results fluctuate, sometimes significantly, from period to period due to many factors, which may result in a significant decline in our stock price.
Our quarterly operating results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the prices of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of and lead times for components for our products;

•	limited availability of components that we obtain from a single or a limited number of suppliers;

•	seasonal and other fluctuations in demand for systems that use storage devices often due to technological advances; and

•	availability and rates of transportation.
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
The market price of our common stock has been, and may continue to be, volatile. Factors that may significantly affect the market price of our common stock include the following:

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
Our most recent evaluation resulted in our conclusion that as of June 27, 2014, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Restrictive covenants in our credit agreement could restrict current and future operations or limit our flexibility to take certain actions.
Our credit agreement includes covenants relating to our financial performance and financial position. In addition, our credit agreement restricts our ability to take other actions with respect to our current and future operations, including our ability to incur certain additional indebtedness or consolidate, merge or sell assets. Our ability to meet these restrictive covenants may be affected by events that could be beyond our control, and a breach of these restrictive covenants could result in an event of default under the credit agreement, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could result in material adverse consequences that negatively impact our business.
From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.
We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received Revenue Agent Reports seeking certain adjustments to income as disclosed in Part II, Item 8, Note 9 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

We are subject to risks associated with loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time. Many of these holidays may be extended when certain conditions are met, or terminated if certain conditions are not met. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate could increase in the future. In addition, any actions by us to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes may impact our effective tax rate.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our principal executive offices are located in Irvine, California. Our leased facilities are occupied under leases that expire at various times through 2022.

Our principal manufacturing, research and development, marketing and administrative facilities at June 27, 2014 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Owned	391,800	Manufacturing of head wafers and research and development
Irvine	Leased	467,100	Research and development, administrative, marketing and sales
San Jose	Owned	2,619,200	Manufacturing of head wafers and head, media and product development
San Jose	Leased	824,300	Research and development, administrative, marketing and sales
Santa Ana	Leased	74,000	Development
Colorado
Longmont	Leased	65,000	Research and development
Minnesota
Rochester	Leased	64,400	Product development
Asia
China
Shenzhen	Owned and Leased	1,480,700	Manufacturing of hard drives, HGAs, media; Administrative
Japan
Odawara	Owned	513,100	Manufacturing of head wafers and head development
Fujisawa	Owned	654,100	Product development
Malaysia
Johor	Owned	270,600	Manufacturing of substrates
Kuala Lumpur	Owned	1,072,700	Manufacturing of hard drives and printed circuit boards and research and development
Kuching	Owned	464,300	Manufacturing and development of substrates
Penang	Owned	891,100	Manufacturing of media, research and development and slider fabrication
Penang	Owned	240,000	Manufacturing
Philippines
Laguna	Owned	499,400	Manufacturing of HGAs and slider fabrication
Singapore	Leased	555,600	Administrative and manufacturing of hard drives
Singapore	Owned and Leased	281,500	Manufacturing of media and research and development
Thailand
Bang Pa-In	Owned	1,665,200	Slider fabrication, manufacturing of hard drives and HGAs, and research and development
Navanakorn	Owned	290,200	Manufacturing of HGAs
Prachinburi	Owned	693,600	Manufacturing of hard drives
We also lease office space in various other locations throughout the world primarily for research and development and sales and technical support.
We believe our present facilities are adequate for our current needs, although we from time to time upgrade our facilities to meet anticipated future technological and market requirements. New manufacturing facilities, in general, can be developed and become operational within approximately nine to eighteen months should we require such additional facilities.

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
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 7, 2014 was 1,341.
The high and low sales prices of our common stock as reported by the NASDAQ for each quarter of 2014 and 2013 were as follows:

	First	Second	Third	Fourth
2014
High	$70.61	$84.70	$91.10	$95.00
Low	$59.36	$62.00	$80.84	$80.78
2013
High	$45.94	$42.75	$51.00	$65.26
Low	$29.58	$32.25	$41.25	$48.78
Repurchases of Equity Securities
The following table provides information about repurchases by us of our common stock during the quarter ended June 27, 2014:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1)
March 29, 2014 — April 25, 2014	0.4	$91.05	0.4	$1,426
April 26, 2014 — May 23, 2014	2.8	$84.08	2.8	$1,389
May 24, 2014 — June 27, 2014	—	$—	—	$1,154
Total	3.2	$—	3.2	$1,154
_______________

(1)
Since May 18, 2012, our Board of Directors has authorized $3.0 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Dividends to Shareholders
On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In fiscal 2014, we declared aggregate cash dividends of $1.25 per share of our common stock, totaling $295 million, of which $201 million was paid during 2014. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.

The following table provides information about the quarterly dividends our Board of Directors declared in the last two fiscal years.

Record Date	Payment Date	Dividend Per Share
Sept. 28, 2012	Oct. 15, 2012	$0.25
Dec. 14, 2012	Dec. 26, 2012	$0.25
Mar. 29, 2013	Apr. 15, 2013	$0.25
June 28, 2013	July 15, 2013	$0.25
Sept. 30, 2013	Oct. 15, 2013	$0.25
Dec. 27, 2013	Jan. 15, 2014	$0.30
Mar. 28, 2014	Apr. 15, 2014	$0.30
June 27, 2014	July 15, 2014	$0.40
Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended June 27, 2014. The graph assumes that $100 was invested in our common stock at the close of market on July 3, 2009, and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 7/3/09)

Total Return Analysis

	7/3/09	7/2/10	7/1/11	6/29/12	6/28/13	6/27/14
Western Digital Corporation	$100.00	$115.18	$139.74	$116.25	$242.14	$367.86
S&P 500 Index	100.00	114.43	149.55	157.70	190.18	236.98
Dow Jones US Technology Hardware & Equipment Index	100.00	122.69	149.93	169.64	164.39	233.98
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

	June 27, 2014	June 28, 2013	June 29, 2012	July 1, 2011	July 2, 2010
	(in millions, except per share and employee data)
Revenue, net	$15,130	$15,351	$12,478	$9,526	$9,850
Gross profit	$4,360	$4,363	$3,638	$1,791	$2,401
Net income	$1,617	$980	$1,612	$726	$1,382
Income per common share:
Basic	$6.88	$4.07	$6.69	$3.14	$6.06
Diluted	$6.68	$3.98	$6.58	$3.09	$5.93
Cash dividends declared per common share	$1.25	$1.00	$—	$—	$—
Working capital	$4,875	$3,625	$3,109	$3,317	$2,697
Total assets	$15,499	$14,036	$14,206	$8,118	$7,328
Long-term debt	$2,313	$1,725	$1,955	$150	$294
Shareholders’ equity	$8,842	$7,893	$7,669	$5,488	$4,709
Number of employees	84,072	85,777	103,111	65,431	62,500
“Number of employees” excludes temporary employees and contractors. Results for Virident, sTec, VeloBit and HGST, which were acquired on October 17, 2013, September 12, 2013, July 9, 2013 and March 8, 2012, respectively, are included in our operating results only after the respective dates of acquisition.

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
Our Company

We are a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our product portfolio includes hard disk drives (“HDDs”) and solid-state drives ("SSDs"). HDDs are our principal products and are today’s primary storage medium for digital content, with the use of solid-state storage products growing rapidly. Our products are marketed under the HGST, WD and G-Technology brand names.  We currently operate our global business through two independent subsidiaries due to regulatory requirements - HGST and WD.

Acquisitions

Acquisition of Virident Systems, Inc. (“Virident”)

On October 17, 2013, we acquired Virident, a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. Virident was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The purchase price of the acquisition was approximately $613 million, consisting of $598 million which was funded with available cash and $15 million related to the fair value of stock options assumed. The acquisition furthered HGST's strategy to address the rapidly changing needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures. The acquisition of Virident did not have a material impact on our consolidated financial statements for fiscal 2014.

Acquisition of sTec, Inc. (“sTec”)

On September 12, 2013, we completed the acquisition of sTec, a provider of enterprise SSDs. As a result of the acquisition, sTec was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The acquisition augmented HGST's existing solid-state storage capabilities. The purchase price of the acquisition was approximately $336 million, consisting of $325 million which was funded with available cash and $11 million related to the fair value of stock options and restricted stock units ("RSUs") assumed. The acquisition of sTec did not have a material impact on our consolidated financial statements for fiscal 2014.

Acquisition of VeloBit, Inc. ("VeloBit")

On July 9, 2013, we acquired VeloBit, a privately held provider of high-performance storage I/O optimization software. As a result of the acquisition, VeloBit was fully integrated into our HGST subsidiary and became our wholly owned indirect subsidiary. The acquisition built on HGST's strategy to enhance the overall value of datacenter storage by integrating HGST SSDs with software. The acquisition did not have a material impact on our consolidated financial statements for fiscal 2014.
Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”) Acquisition
On March 8, 2012, we completed the acquisition of Viviti Technologies Ltd., known until shortly before the acquisition as HGST, from Hitachi, Ltd. (“Hitachi”). The acquisition is intended over time, and subject to compliance with the regulatory conditions discussed below under “Maintenance of Competitive Requirement,” to result in a more efficient and innovative customer-focused storage company. We do not expect to achieve significant operating expense synergies while the regulatory conditions are in effect. The aggregate purchase price of the HGST acquisition was approximately $4.7 billion, consisting of $4.6 billion funded with $3.7 billion of existing cash and cash from new debt as well as 25 million newly issued shares of our common stock with a fair value of $877 million, and $102 million related to the fair value of stock options, RSUs and cash-settled stock appreciation rights ("SARs") assumed.
Toshiba Transactions
In connection with the regulatory approval process of the HGST acquisition, we announced on May 15, 2012 that we had closed a transaction with Toshiba Corporation (“Toshiba”) to divest certain 3.5-inch hard drive assets and to purchase Toshiba Storage Device (Thailand) Company Limited (“TSDT”), a wholly owned subsidiary of Toshiba that manufactured hard drives prior to the Thailand flooding in 2011. The net impact of these two transactions was immaterial to our consolidated financial statements. In August 2013, we received a $45 million insurance recovery related to the Thailand flooding for the facilities acquired in connection with the acquisition of TSDT.
Maintenance of Competitive Requirement
In connection with the regulatory approval process of the HGST acquisition, we agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to maintain HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years from the closing date of March 8, 2012). In March 2014, we submitted an application to MOFCOM requesting that the regulatory restrictions be lifted. At this time, we are awaiting MOFCOM’s response to our application.
For additional information on our acquisition, see Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations
Fiscal 2014 Overview
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for Virident, sTec, VeloBit and HGST, which were acquired on October 17, 2013, September 12, 2013, July 9, 2013 and March 8, 2012, respectively, are included in our operating results only after the respective dates of acquisition.
In 2014, our net revenue decreased by 1% to $15.1 billion on hard drive shipments of 249 million units as compared to $15.4 billion on shipments of 242 million units in 2013. In 2014, 53% of our net revenue was derived from our enterprise applications, branded products and CE products, as compared to 50% in 2013. Hard drive average selling price (“ASP”) decreased to $58 in 2014 from $61 in 2013. Gross profit as a percentage of revenue increased to 28.8% in 2014 from 28.4% in 2013. Operating income increased from $1.3 billion in 2013 to $1.8 billion in 2014. Operating income in 2014 included $95 million of employee termination, asset impairment and other charges and $52 million of charges related to an arbitration award as compared to $138 million and $681 million for the same charges in 2013, respectively. As a percentage of net revenue, operating income was 11.8% in 2014 compared to 8.2% in 2013. Net income in 2014 was $1.6 billion, or $6.68 per diluted share, compared to $980 million, or $3.98 per diluted share, in 2013.
For the September quarter, we expect overall hard drive industry shipments to increase from the June quarter’s 138 million units primarily as a result of seasonality. We expect our revenue in the September quarter to increase slightly as a result of seasonality and an additional week in our first fiscal quarter of 2015 to realign our fiscal quarter ends.
Summary Comparison of 2014, 2013 and 2012
The following table sets forth, for the periods presented, selected summary information from our consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Years Ended
	June 27, 2014		June 28, 2013		June 29, 2012
Net revenue	$15,130	100.0%	$15,351	100.0%	$12,478	100.0%
Gross profit	4,360	28.8	4,363	28.4	3,638	29.2
R&D and SG&A	2,422	16.0	2,278	14.8	1,573	12.6
Charges related to arbitration award	52	0.3	681	4.4	—	—
Employee termination, asset impairment and other charges	95	0.6	138	0.9	80	0.6
Charges related to flooding, net	—	—	—	—	214	1.7
Operating income	1,791	11.8	1,266	8.2	1,771	14.2
Other expense, net	(39)	(0.3)	(44)	(0.3)	(14)	(0.1)
Income before income taxes	1,752	11.6	1,222	8.0	1,757	14.1
Income tax provision	135	0.9	242	1.6	145	1.2
Net income	1,617	10.7	980	6.4	1,612	12.9

The following table sets forth, for the periods presented, summary information regarding unit shipments, ASPs and revenues by geography and channel (in millions, except percentages and ASPs):

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Net revenue	$15,130	$15,351	$12,478
ASPs (per unit)*	$58	$61	$62
Revenues by Geography (%)
Americas	25%	26%	23%
Europe, Middle East and Africa	21	20	19
Asia	54	54	58
Revenues by Channel (%)
Original Equipment Manufacturers ("OEM")	63%	63%	63%
Distributors	24	24	25
Retailers	13	13	12
Unit Shipments*
Compute	157	162	150
Non-compute	92	80	52
Total units shipped	249	242	202
_______________

*	Based on sales of hard drive units only.
Fiscal Year 2014 Compared to Fiscal Year 2013
Net Revenue. Net revenue was $15.1 billion for 2014, a decrease of 1% from 2013. ASPs were $58 for 2014, a decrease of $3 from 2013. These decreases were primarily due to modest price declines and a change in product mix, partially offset by an increase in unit shipments. Total hard drive shipments in 2014 increased to 249 million units as compared to 242 million units for the prior year primarily due to strength in our consumer electronics solutions, including gaming consoles.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For each of 2014 and 2013, these programs represented 8% of gross revenues. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.
Gross Profit. Gross profit for 2014 was $4.4 billion, a decrease of $3 million from the prior year. Gross profit as a percentage of net revenue increased to 28.8% in 2014 as compared to 28.4% in 2013. The increase in gross profit as a percentage of net revenue was primarily driven by higher volumes in 2014 as compared to 2013 as well as a continued focus on operational excellence.
Operating Expenses. Total research and development (“R&D”) expense and selling, general and administrative (“SG&A”) expense increased to 16.0% of net revenue in 2014 compared to 14.8% in 2013. R&D expense was $1.7 billion in 2014, an increase of $89 million, or 6%, over the prior year. This increase was primarily due to the inclusion of Virident and sTec's R&D expenses from the dates of acquisition and the continued investment in product development. As a percentage of net revenue, R&D expense increased to 11.0% in 2014 compared to 10.2% in 2013. SG&A expense was $761 million in 2014, an increase of $55 million, or 8%, as compared to 2013. This increase in SG&A expense was primarily due to the inclusion of Virident and sTec's SG&A expenses from the dates of acquisition and the expansion of sales and marketing to support new products and growing markets, partially offset by a $65 million gain on flood-related insurance recovery. SG&A expense as a percentage of net revenue increased to 5.0% in 2014 compared to 4.6% in 2013.
During 2014 and 2013, we recorded $52 million and $681 million, respectively, for charges related to an arbitration award for claims brought against us and a now former employee by Seagate Technology LLC (“Seagate”), alleging misappropriation of confidential information and trade secrets. For further detail see the “Arbitration Award” section below.

During 2014, we recorded $95 million of employee termination, asset impairment and other charges. These charges consisted of $27 million of employee termination benefits, $62 million of asset impairment charges and $6 million of other charges. During 2013, we recorded $138 million of employee termination, asset impairment and other charges. These charges consisted of $109 million of employee termination benefits, $14 million of asset impairment charges and $15 million of other charges.
Other Income (Expense). Other expense, net was $39 million in 2014 compared to $44 million in 2013. Interest and other income increased from $11 million in 2013 to $17 million in 2014 primarily due to a $3 million gain on the sale of our auction-rate securities in 2014 and a higher average daily invested cash balance for the period. Interest and other expense increased from $55 million in 2013 to $56 million in 2014, primarily due to a $4 million write-off of debt issuance costs associated with lenders that extinguished or reduced their participation in our newly entered into Credit Agreement (as defined below), offset by lower variable interest rates on our average debt balance in 2014.
Income Tax Provision. Income tax expense was $135 million in 2014 as compared to $242 million in 2013. Tax expense as a percentage of income before taxes was 7.7% in 2014 compared to 19.8% in 2013. Our income tax provision for 2013 also reflects a tax benefit of $37 million as a result of the retroactive extension of the U.S. Federal research and experimentation tax credit (“R&D credit”) that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013. In addition, we recorded an $88 million charge to reduce our previously recognized California deferred tax assets in fiscal 2013 as a result of the enactment of California Proposition 39. California Proposition 39, which was approved by California voters on November 6, 2012, affects California state income tax apportionment for most multi-state taxpayers for tax years beginning on or after January 1, 2013. This proposition reduces our future income apportioned to California, making it less likely for us to realize certain California deferred tax assets. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2015 through 2025 and the current year generation of income tax credits.
As of June 27, 2014, we had a recorded liability for unrecognized tax benefits of $300 million. We recognized a net increase of $60 million in our liability for unrecognized tax benefits during 2014. Interest and penalties recognized on such amounts were not material.
The Internal Revenue Service (“IRS”) previously completed its field examination of our federal income tax returns for fiscal years 2006 and 2007 and issued Revenue Agent Reports that proposed adjustments to income before income taxes of approximately $970 million primarily related to transfer pricing and intercompany payable balances. We disagreed with the proposed adjustments and filed a protest with the IRS Appeals Office. In June 2013, we reached an agreement with the IRS to resolve the transfer pricing issue. This agreement resulted in a decrease in the amount of net operating loss and tax credits realized, but did not have an impact on our consolidated statements of income. The proposed adjustment relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of our fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated ("Komag"), which was acquired by us on September 5, 2007. In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by us on March 8, 2012.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of June 27, 2014, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.
Arbitration Award
As disclosed below in Part II, Item 8, Note 5 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on November 18, 2011, a sole arbitrator ruled against us in an arbitration in Minnesota. The arbitration involves claims brought by Seagate against us and a now former employee, alleging misappropriation of confidential information and trade secrets. The arbitrator issued an interim award against us in the amount of $525 million plus pre-award interest. On January 23, 2012, the arbitrator issued a final award adding pre-award interest in the amount of $105.4 million, for a total award of $630.4 million. On January 23, 2012, we filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and a hearing on the petition to vacate was held on March 1, 2012. On October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award and ordered that a rehearing be held concerning certain trade secret claims before a new arbitrator. On October 30, 2012, Seagate initiated an appeal of the District Court's decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court's decision and remanded for entry of an order and judgment confirming the arbitration award. We strongly disagree with the decision of the Court of Appeals and believe that the District Court’s decision was correct. On August 20, 2013, we filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, we were informed that the Minnesota Supreme Court granted our petition. The appeal before the Minnesota Supreme Court was fully briefed, and oral argument was held on February 5, 2014. We will continue to vigorously defend ourselves in this matter. In light of uncertainties with respect to this matter, we recorded an accrual of $681 million for this matter in fiscal 2013. This amount was in addition to the $25 million previously accrued in fiscal 2011. In 2014, we recorded an additional $52 million for interest related to the arbitration award. As a result, the total amount accrued of $758 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through June 27, 2014.
Fiscal Year 2013 Compared to Fiscal Year 2012
Net Revenue. Net revenue was $15.4 billion for 2013, an increase of 23% from 2012. Total hard drive shipments in 2013 increased to 242 million units as compared to 202 million units for the prior year. The increase in net revenue resulted primarily from the contribution of a full year of HGST operations, partially offset by continued soft industry demand as well as a $1 decrease in ASP from $62 to $61.
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
Gross Profit. Gross profit for 2013 was $4.4 billion, an increase of $725 million, or 20%, from the prior year. Gross profit as a percentage of net revenue decreased to 28.4% in 2013 from 29.2% in 2012. This percentage decrease was primarily due to a decrease in ASP as well as $101 million of incremental amortization, reflecting a full year of amortization for intangibles related to the acquisition of HGST.
Operating Expenses. Total R&D expense and SG&A expense increased to 14.8% of net revenue in 2013 compared to 12.6% in 2012. R&D expense was $1.6 billion in 2013, an increase of $517 million, or 49%, over the prior year. This increase was primarily due to the inclusion of HGST’s R&D expense for the full year period as well as continued investment in product development to support new programs. As a percentage of net revenue, R&D expense increased to 10.2% in 2013 compared to 8.5% in 2012. SG&A expense was $706 million in 2013, an increase of $188 million, or 36%, as compared to 2012. This increase in SG&A expense was primarily due to the inclusion of a full year of HGST’s SG&A expense and amortization of intangibles related to the acquisition of HGST, partially offset by the inclusion of acquisition-related expenses in the prior-year period. SG&A expense as a percentage of net revenue increased to 4.6% in 2013 compared to 4.2% in 2012.
During 2013, we recorded a $681 million charge related to an arbitration award for claims brought against us and a now former employee by Seagate, alleging misappropriation of confidential information and trade secrets.
During 2013, we recorded $138 million of employee termination benefits and other charges. These charges consisted of $109 million of employee termination benefits, $14 million of asset impairment charges and $15 million of other charges. During 2012, we recorded $56 million of asset impairment charges, $16 million of contract termination and other exit costs and $8 million of employee termination benefits. In addition, during 2012, we recorded $214 million of net charges related to the flooding in Thailand, including $119 million of fixed asset impairments, $61 million of recovery charges, $28 million of write-downs of damaged inventory and $27 million in wage continuation during the shutdown period of our facilities, partially offset by $21 million of insurance recoveries and other cost reimbursements.
Other Income (Expense). Other expense, net was $44 million in 2013 compared to $14 million in 2012. Interest and other income decreased slightly from $12 million in 2012 to $11 million in 2013 primarily due to a lower average daily invested cash balance for the period. Interest and other expense increased from $26 million in 2012 to $55 million in 2013, primarily due to interest on a higher debt balance since the acquisition of HGST.
Income Tax Provision. Income tax expense was $242 million in 2013 as compared to $145 million in 2012. Tax expense as a percentage of income before taxes was 19.8% in 2013 compared to 8.3% in 2012. Our income tax provision for 2013 also reflects a tax benefit of $37 million as a result of the retroactive extension of the R&D credit that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013. In addition, we recorded an $88 million charge to reduce our previously recognized California deferred tax assets in fiscal 2013 as a result of the enactment of California Proposition 39. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2014 through 2025, the current year generation of income tax credits and the effect of California Proposition 39.
As of June 28, 2013, we had a recorded liability for unrecognized tax benefits of approximately $240 million. We recognized a net decrease of $40 million in our liability for unrecognized tax benefits during 2013. Interest and penalties recognized on such amounts were not material.
Liquidity and Capital Resources
We ended 2014 with total cash and cash equivalents of $4.8 billion, an increase of $495 million from June 28, 2013. The following table summarizes our statements of cash flows for the three years ended June 27, 2014 (in millions):

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Net cash flow provided by (used in):
Operating activities	$2,816	$3,119	$3,067
Investing activities	(1,936)	(970)	(4,167)
Financing activities	(385)	(1,048)	819
Effect of exchange rate changes on cash	—	—	(1)
Net increase (decrease) in cash and cash equivalents	$495	$1,101	$(282)

Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. On January 9, 2014, the outstanding balance on the existing credit facility entered into on March 8, 2012 (the "Prior Credit Facility") was repaid, the Prior Credit Facility was terminated, and we, along with Western Digital Technologies, Inc. ("WDT") and WDI entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT, and a $1.5 billion revolving credit facility to WDT and WDI (the "Borrowers"). Subject to certain conditions, a Borrower may also elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. For additional information on the Prior Credit Facility and the Credit Agreement, See Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend, stock repurchase and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.
A total of $3.5 billion and $2.8 billion of our cash and cash equivalents was held outside of the United States at June 27, 2014 and June 28, 2013, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. If we are required to pay the arbitration award described in the section “Arbitration Award” above, the award would be paid from one of our foreign subsidiaries using cash and cash equivalents held outside of the United States. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $2.8 billion in 2014 as compared to $3.1 billion in both 2013 and 2012. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used in working capital changes was $234 million for 2014 as compared to net cash provided by working capital changes of $715 million and $324 million for 2013 and 2012, respectively.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The average quarterly cash conversion cycles for the three years ended 2014 were as follows:

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Days sales outstanding	48	43	49
Days in inventory	41	39	37
Days payables outstanding	(67)	(66)	(83)
Cash conversion cycle	22	16	3
For 2014, our average days sales outstanding (“DSOs”) increased by 5 days, days in inventory (“DIOs”) increased by 2 days, and days payables outstanding (“DPOs”) increased by 1 day. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. In 2012, the higher DPOs were primarily due to the impact of including HGST’s accounts payable balances as of June 29, 2012, but only including HGST’s cost of sales from the date of acquisition. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities

Net cash used in investing activities for 2014 was $1.9 billion as compared to $970 million for 2013 and $4.2 billion for 2012. During 2014, cash used in investing activities consisted primarily of $823 million related to acquisitions, net of cash acquired, $628 million of capital expenditures, $561 million related to the purchase of investments and $4 million of other investing activities, net, offset by $72 million of proceeds from the sales and maturities of investments. During 2013, cash used in investing activities consisted primarily of $952 million of capital expenditures and $17 million related to the purchase of investments. Capital expenditures in 2014 and 2012 consisted of charges related to the normal replacement of existing assets. Capital expenditures in 2013 primarily consisted of flood recovery and increased capacity for our broadening and growing product portfolio. During 2012, cash used in investing activities consisted of $3.5 billion, net of cash acquired, used for the acquisitions, $76 million of proceeds related to the sale of equipment, and capital expenditures of $717 million.

Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Government Agency securities. In addition, we invest directly in U.S. Treasury securities, U.S. Government Agency securities, commercial paper, bank acceptances and certificates of deposit. During 2014, we sold our entire $14 million portfolio of auction-rate securities, resulting in a gain of $3 million which was included in interest and other income in the consolidated statements of income.
Financing Activities
Net cash used in financing activities was $385 million for 2014 and $1.0 billion for 2013 as compared to net cash provided by financing activities of $819 million for 2012. Net cash used in financing activities for 2014 consisted of $2.5 billion of debt proceeds related to the term loan facility under the Credit Agreement, net of issuance costs, $500 million of debt proceeds related to the revolving credit facility under the Prior Credit Facility and a net $215 million provided by employee stock plans, offset by $2.5 billion used to repay the Prior Credit Facility and make principal payments on the Credit Agreement, as well as $816 million used to repurchase shares of our common stock and $259 million used to pay dividends on our common stock. Net cash used in financing activities for 2013 consisted of $842 million used to repurchase shares of our common stock, $181 million used to pay dividends on our common stock and $230 million used to repay long-term debt, partially offset by a net $205 million provided by employee stock plans. Net cash provided by financing activities for 2012 consisted of the $2.8 billion of proceeds borrowed under the Credit Facility in connection with the acquisition of HGST, net of issuance costs, and a net $141 million provided by employee stock plans, partially offset by $604 million used to repurchase stock and $1.5 billion used to repay our outstanding debt as well as debt assumed in the acquisition of HGST.
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
Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of June 27, 2014 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion*	$2,438	$125	$375	$1,938	$—
Operating leases	199	44	62	38	55
Unrecognized tax benefits*	246	—	80	92	74
Purchase obligations	3,288	3,211	68	9	—
Total	$6,171	$3,380	$585	$2,077	$129
_______________

*	Included within our consolidated balance sheet
Long-Term Debt
On March 8, 2012, we, in our capacity as the parent entity and guarantor, and the Borrowers, entered into the Prior Credit Facility. The Prior Credit Facility provided for $2.8 billion of unsecured loan facilities, consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. On January 9, 2014, the outstanding balance on the Prior Credit Facility was repaid, the Prior Credit Facility was terminated, and the new Credit Agreement was entered into.
As of June 27, 2014, no amounts were outstanding under the revolving credit facility of the Credit Agreement and the term loan facility had an outstanding balance of $2.4 billion and a variable interest rate of 1.7%. We are required to make quarterly principal payments on the term loan facility totaling $125 million in fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. For additional information, see Part II, Item 8, Note 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
The Credit Agreement requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements, and customary events of default. As of June 27, 2014, the Company was in compliance with all covenants.
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
Foreign Exchange Contracts
We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part II, Item 7A, under the heading “Disclosure About Foreign Currency Risk,” for a description of our current foreign exchange contract commitments and Part II, Item 8, Notes 1 and 12 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.
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
Unrecognized Tax Benefits
As of June 27, 2014, the cash portion of our total recorded liability for unrecognized tax benefits was $246 million. We estimate the timing of the future payments of these liabilities to be within the next one to eight years. See Part II, Item 8, Note 9 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program

Since May 18, 2012, our Board of Directors has authorized $3.0 billion for the repurchase of our common stock and the extension of our stock repurchase program until September 13, 2017. We repurchased 10.3 million shares of our common stock for a total cost of $816 million in 2014. The remaining amount available to be purchased under our stock repurchase program as of June 27, 2014 was $1.2 billion. Subsequent to June 27, 2014 and through August 14, 2014, we repurchased an additional 2.0 million shares of our common stock for a total cost of $203 million. We may continue to repurchase our common stock as we deem appropriate and market conditions allow. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows and borrowings under our Credit Agreement.
Cash Dividend Policy
On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In 2014, we declared aggregate cash dividends of $1.25 per share of our common stock, totaling $295 million, of which $201 million was paid during 2014. On August 5, 2014, we announced that our Board of Directors declared a cash dividend of $0.40 per share of our common stock to shareholders of record as of October 3, 2014, which will be paid on October 15, 2014. We may modify, suspend or cancel our cash dividend policy in any manner and at any time. See Part II, Item 5 included in this Annual Report on Form 10-K for further information.
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
Revenue and Accounts Receivable
In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For 2014, sales incentive and marketing programs were 8% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.7% of quarterly gross revenue since the first quarter of fiscal 2012. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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
Goodwill and Other Long-Lived Assets

The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual impairment test as of the first day of our fiscal fourth quarter. We either use qualitative factors to determine whether goodwill is more likely than not impaired or we perform a two-step approach to quantify impairment. If we conclude from the qualitative assessment that goodwill is more likely than not impaired, we are required to follow a two-step approach to quantify the impairment. We are required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each reporting unit may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for each reporting unit.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Disclosure About Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, revenue, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for trading purposes. See Part II, Item 8, Notes 1 and 12 in the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.
As of June 27, 2014, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gain (Loss)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$215	$100.81	$(1)
Malaysian Ringgit	$239	$3.29	$4
Philippine Peso	$44	$44.20	1
Singapore Dollar	$52	$1.26	$—
Thai Baht	$732	$32.66	$1
Fair value hedges:
British Pound Sterling	$3	$0.59	—
Euro	$18	$0.73	—
Japanese Yen	$83	$101.74	—
Philippine Peso	$27	$43.81	—
Thai Baht	$52	$32.45	—
_______________

*	Expressed in units of foreign currency per U.S. dollar
In 2014, 2013 and 2012, total net realized transaction and foreign exchange contract currency gains and losses were not material to our consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk

On January 9, 2014, the outstanding balance on the Prior Credit Facility was repaid, the Prior Credit Facility was terminated, and we entered into the new Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The Borrowers are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $24 million annually. For additional information, see Part II, Item 8, Note 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Western Digital Corporation:
We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 27, 2014 and June 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2014. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 27, 2014 and June 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation and subsidiaries’ internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
August 14, 2014 Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Western Digital Corporation:
We have audited Western Digital Corporation and subsidiaries’ internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Western Digital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 27, 2014 and June 28, 2013, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2014, and the related financial statement schedule, and our report dated August 14, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
August 14, 2014 Irvine, California

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 27, 2014	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,804	$4,309
Short-term investments	284	—
Accounts receivable, net	1,989	1,793
Inventories	1,226	1,188
Other current assets	417	308
Total current assets	8,720	7,598
Property, plant and equipment, net	3,293	3,700
Goodwill	2,559	1,954
Other intangible assets, net	454	605
Other non-current assets	473	179
Total assets	$15,499	$14,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,971	$1,990
Accrued arbitration award	758	706
Accrued expenses	412	480
Accrued compensation	460	453
Accrued warranty	119	114
Current portion of long-term debt	125	230
Total current liabilities	3,845	3,973
Long-term debt	2,313	1,725
Other liabilities	499	445
Total liabilities	6,657	6,143
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 234 and 237 shares, respectively	3	3
Additional paid-in capital	2,331	2,188
Accumulated other comprehensive income (loss)	12	(35)
Retained earnings	8,066	6,749
Treasury stock — common shares at cost; 27 shares and 24 shares, respectively	(1,570)	(1,012)
Total shareholders’ equity	8,842	7,893
Total liabilities and shareholders’ equity	$15,499	$14,036
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Revenue, net	$15,130	$15,351	$12,478
Cost of revenue	10,770	10,988	8,840
Gross profit	4,360	4,363	3,638
Operating expenses:
Research and development	1,661	1,572	1,055
Selling, general and administrative	761	706	518
Charges related to arbitration award	52	681	—
Employee termination, asset impairment and other charges	95	138	80
Charges related to flooding, net	—	—	214
Total operating expenses	2,569	3,097	1,867
Operating income	1,791	1,266	1,771
Other income (expense):
Interest and other income	17	11	12
Interest and other expense	(56)	(55)	(26)
Total other expense, net	(39)	(44)	(14)
Income before income taxes	1,752	1,222	1,757
Income tax provision	135	242	145
Net income	$1,617	$980	$1,612
Income per common share:
Basic	$6.88	$4.07	$6.69
Diluted	$6.68	$3.98	$6.58
Weighted average shares outstanding:
Basic	235	241	241
Diluted	242	246	245
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Net income	$1,617	$980	$1,612
Other comprehensive income (loss), net of tax:
Net actuarial pension gain (loss)	(4)	14	(3)
Translation gain (loss)	—	(4)	4
Net unrealized gain (loss) on foreign exchange contracts	51	(30)	(11)
Other comprehensive income (loss)	47	(20)	(10)
Total comprehensive income	$1,664	$960	$1,602
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Cash flows from operating activities
Net income	$1,617	$980	$1,612
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,244	1,233	825
Stock-based compensation	156	137	92
Deferred income taxes	(13)	35	34
Gain from insurance recovery	(65)	—	—
Loss on disposal of assets	40	—	—
Non-cash portion of employee termination, asset impairment and other charges	62	19	61
Non-cash portion of charges related to flooding	—	—	119
Other non-cash operating activities, net	9	—	—
Changes in:
Accounts receivable, net	(175)	584	162
Inventories	—	22	88
Accounts payable	(32)	(511)	132
Accrued arbitration award	52	681	—
Accrued expenses	(56)	(122)	(310)
Accrued compensation	7	77	182
Other assets and liabilities	(30)	(16)	70
Net cash provided by operating activities	2,816	3,119	3,067
Cash flows from investing activities
Purchases of property, plant and equipment	(628)	(952)	(717)
Acquisitions, net of cash acquired	(823)	(1)	(3,526)
Purchases of investments	(561)	(17)	—
Proceeds from sales and maturities of investments	72	—	—
Proceeds from the sale of equipment	—	—	76
Other investing activities, net	4	—	—
Net cash used in investing activities	(1,936)	(970)	(4,167)
Cash flows from financing activities
Issuance of stock under employee stock plans	187	185	74
Taxes paid on vested stock awards under employee stock plans	(32)	(25)	(15)
Excess tax benefits from employee stock plans	60	45	82
Repurchases of common stock	(816)	(842)	(604)
Dividends paid to shareholders	(259)	(181)	—
Repayment of debt	(2,517)	(230)	(908)
Proceeds from debt, net of issuance costs	2,992	—	2,775
Repayment of assumed debt	—	—	(585)
Net cash provided by (used in) financing activities	(385)	(1,048)	819
Effect of exchange rate changes on cash	—	—	(1)
Net increase (decrease) in cash and cash equivalents	495	1,101	(282)
Cash and cash equivalents, beginning of year	4,309	3,208	3,490
Cash and cash equivalents, end of year	$4,804	$4,309	$3,208
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$141	$146	$16
Cash paid for interest	$46	$49	$22
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with acquisition	$—	$—	$877
Accrual of cash dividend declared	$94	$59	$—
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at July 1, 2011	233	$2	—	$—	$1,091	$(5)	$4,400	$5,488
Employee stock plans	3		1	50	9			59
Stock based compensation					92			92
Common stock issued in connection with acquisition	25	1			876			877
Stock awards assumed in acquisition					73			73
Increase in excess tax benefits from employee stock plans					82			82
Repurchase of common stock			(16)	(604)				(604)
Net income							1,612	1,612
Actuarial pension loss						(3)		(3)
Foreign currency translation gains						4		4
Unrealized loss on foreign exchange contracts						(11)		(11)
Balance at June 29, 2012	261	$3	(15)	$(554)	$2,223	$(15)	$6,012	$7,669
Employee stock plans			10	384	(224)			160
Stock based compensation					141			141
Increase in excess tax benefits from employee stock plans					45			45
Repurchases of common stock			(19)	(842)				(842)
Dividends to shareholders					3		(243)	(240)
Net income							980	980
Actuarial pension gain						14		14
Foreign currency translation gains						(4)		(4)
Unrealized loss on foreign exchange contracts						(30)		(30)
Balance at June 28, 2013	261	$3	(24)	$(1,012)	$2,188	$(35)	$6,749	$7,893
Employee stock plans			7	258	(103)			155
Stock based compensation					156			156
Stock awards assumed in acquisition					25			25
Increase in excess tax benefits from employee stock plans					60			60
Repurchases of common stock			(10)	(816)				(816)
Dividends to shareholders					5		(300)	(295)
Net income							1,617	1,617
Actuarial pension loss						(4)		(4)
Unrealized gain on foreign exchange contracts						51		51
Balance at June 27, 2014	261	$3	(27)	$(1,570)	$2,331	$12	$8,066	$8,842
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies
Western Digital Corporation (the “Company” or “Western Digital”) is a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. The Company's product portfolio includes hard disk drives (“HDDs”) and solid-state drives ("SSDs"). HDDs are the Company's principal products and are today’s primary storage medium for digital content, with the use of solid-state storage products growing rapidly. The Company's products are marketed under the HGST, WD and G-Technology brand names.  The Company currently operate our global business through two independent subsidiaries due to regulatory requirements—HGST and WD.
The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.
Fiscal Year
The Company has a 52 or 53-week fiscal year. The 2014, 2013 and 2012 fiscal years which ended on June 27, 2014, June 28, 2013 and June 29, 2012, respectively, consisted of 52 weeks each.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In fiscal 2014 and fiscal 2013, the accounts for all foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. In fiscal 2012, the accounts for all foreign subsidiaries, except for one Japanese subsidiary in which Yen was the functional currency, have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from remeasurement or translation of these accounts from local currencies into U.S. dollars were immaterial to the consolidated financial statements.

The Company acquired Virident Systems, Inc. ("Virident") on October 17, 2013, sTec, Inc. (“sTec”) on September 12, 2013, and VeloBit, Inc. ("VeloBit") on July 9, 2013. In addition, on March 8, 2012, the Company completed its acquisition of all of the issued and paid-up share capital of Viviti Technologies Ltd., known until shortly before acquisition as Hitachi Global Storage Technologies Holdings Pte. Ltd. (“HGST”), from Hitachi, Ltd. (“Hitachi”). These acquisitions are further described in Note 15 below. In connection with the acquisitions, Virident, sTec, VeloBit and HGST became indirect wholly-owned subsidiaries of the Company. The results of operations of Virident, sTec, VeloBit and HGST since the respective dates of acquisition are included in the consolidated financial statements.
Cash and Cash Equivalents
The Company’s cash equivalents represent highly liquid investments in money market funds, which are invested in U.S. Treasury securities and U.S. Government agency securities as well as direct investments in bank acceptances with original maturities when purchased of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investments

The Company's investments in U.S. Treasury securities, U.S. Government agency securities, commercial paper and certificates of deposit with original maturities at purchase of more than three months. These investments are classified as available-for-sale securities and included within short-term investments and other non-current assets in the consolidated balance sheets. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. The Company evaluates the available-for sale securities in an unrealized loss position for other-than-temporary impairment. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest and other income and other in the consolidated statements of income. In addition, realized gains and losses are included in total other expense, net in the consolidated statements of income.

In addition, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the consolidated balance sheets and are

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periodically analyzed to determine whether or not there are indicators of impairment. Lastly, the Company’s investments included auction-rate securities which were all sold during 2014. The Company's auction rate securities were classified as available-for-sale securities and carried at fair value within other non-current assets in the consolidated balance sheets.

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
Concentration of Credit Risk
The Company sells its products to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At June 27, 2014 and June 28, 2013, the Company had two customers that accounted for 29% of the Company's net accounts receivable. At June 27, 2014 and June 28, 2013, the Company had reserves for potential credit losses of $11 million and $9 million, respectively, and net accounts receivable of $2.0 billion and $1.8 billion at each date, respectively.
The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.
Inventories
The Company values inventories at the lower of cost (first-in, first out and weighted average methods) or net realizable value. The first-in, first-out (“FIFO”) method is used to value the cost of the majority of the Company’s inventories, while the weighted-average method is used to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by the Company. The Company has determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, precious metals are relieved from inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from a FIFO method. As of June 27, 2014 and June 28, 2013, 92% and 91%, respectively, of the inventory was valued using the FIFO method with the remainder valued using the weighted average method. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
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
Goodwill and Other Long-Lived Assets
The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter. The Company either uses qualitative factors to determine whether goodwill is more likely than not impaired or performs a two-step approach to quantify impairment. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired,

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it is required to follow a two-step approach to quantify the impairment. The Company is required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each reporting unit may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment for each reporting unit. The Company did not record any impairment of goodwill during 2014, 2013, or 2012.

Other intangible assets consist primarily of technology acquired in business combinations and in-process research and development. In-process research and development is not amortized until the point at which it reaches technological feasibility. Instead, it is instead tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that it may be impaired. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairments to certain long-lived assets in 2014, 2013 and 2012. See Notes 13 and 17.
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
In accordance with standard industry practice, the Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and the Company provides resellers and OEMs with other sales incentive programs. At the time the Company recognizes revenue to resellers and OEMs, a reduction of revenue is recorded for estimated price protection until the resellers sell such inventory to their customers and the Company also records a reduction of revenue for the other programs in effect. The Company bases these adjustments on several factors including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for the Company's products or market conditions differ from the Company’s expectations, the Company’s operating results could be materially affected. The Company also has programs under which it reimburses qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. Customer sales incentive and marketing programs are recorded as a reduction of revenue.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Advertising Expense
Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company included advertising costs of $60 million, $61 million and $30 million in 2014, 2013 and 2012, respectively.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Net income	$1,617	$980	$1,612
Weighted average shares outstanding:
Basic	235	241	241
Employee stock options and other	7	5	4
Diluted	242	246	245
Income per common share:
Basic	$6.88	$4.07	$6.69
Diluted	$6.68	$3.98	$6.58
Anti-dilutive potential common shares excluded*	2	3	5
_______________

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
Stock-based Compensation
The Company accounts for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options and cash-settled stock appreciation rights (“SARs”) granted are estimated using a binomial option-pricing model, and the fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option-pricing model. The Company accounts for SARs as liability awards based upon management’s intention to settle such awards in cash. The SARs liability is recognized for that portion of fair value for the service period rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. Both the binomial and the Black-Scholes-Merton option-pricing models require the input of highly subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially affected.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts, unrealized gains and losses on the Company's available-for-sale securities, foreign currency translation gains and losses and actuarial gains and losses related to pensions. The income tax impact on components of other comprehensive income is immaterial for all periods presented.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the changes in the balances of each component of accumulated comprehensive income for 2014, 2013 and 2012:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2011	$—	$—	$(5)	$(5)
Other comprehensive income before reclassifications	—	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive income	(3)	4	1	2
Net current-period other comprehensive income (loss)	(3)	4	(11)	(10)
Balance at June 29, 2012	$(3)	$4	$(16)	$(15)
Other comprehensive loss before reclassifications	—	—	13	13
Amounts reclassified from accumulated other comprehensive income	14	(4)	(43)	(33)
Net current-period other comprehensive income (loss)	14	(4)	(30)	(20)
Balance at June 28, 2013	$11	$—	$(46)	$(35)
Other comprehensive income before reclassifications	—	—	13	13
Amounts reclassified from accumulated other comprehensive income	(4)	—	38	34
Net current-period other comprehensive income (loss)	(4)	—	51	47
Balance at June 27, 2014	$7	$—	$5	$12
Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. The Company had foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges and had an aggregate notional amount of $1.5 billion and $2.0 billion at June 27, 2014 and June 28, 2013, respectively.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax and presented within cash flow from operations. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial for all years presented.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were immaterial to the consolidated financial statements for all years presented. See Notes 10 and 12 for additional disclosures related to foreign exchange contracts.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company adopted this pronouncement in the first quarter of fiscal 2014. Since ASU 2013-02 related only to the presentation and disclosure of information, it did not have a material effect on the Company’s consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The new standard requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2013, which for the Company is the first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which amends the guidance in former Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition", to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2016, which for the Company is the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which amends the criteria for determining which disposals can be presented as discontinued operations and enhances related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or may have a major effect on an entity’s operations and financial results. The new standard is effective for fiscal years beginning after December 15, 2014, which for the Company is the first quarter of fiscal 2016. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Supplemental Financial Statement Data

	June 27, 2014	June 28, 2013
	(In millions)
Inventories:
Raw materials and component parts	$168	$167
Work-in-process	493	575
Finished goods	565	446
Total inventories	$1,226	$1,188
Property, plant and equipment:
Land and buildings	$1,364	$1,231
Machinery and equipment	6,109	5,738
Furniture and fixtures	54	39
Leasehold improvements	254	233
Construction-in-process	342	375
Total property, plant and equipment	8,123	7,616
Accumulated depreciation	(4,830)	(3,916)
Property, plant and equipment, net	$3,293	$3,700
Note 3. Debt
Long-term debt consisted of the following as of June 27, 2014 and June 28, 2013 (in millions):

	2014	2013
Term loan	$2,438	$1,955
Less amounts due in one year	(125)	(230)
Long-term debt	$2,313	$1,725
On March 8, 2012 (the “HGST Closing Date”), the Company, in its capacity as the parent entity and guarantor, Western Digital Technologies, Inc. (“WDT”), a wholly owned subsidiary of the Company, and Western Digital Ireland, Ltd. (“WDI”), an indirect wholly owned subsidiary of the Company, entered into a five-year credit agreement (the “Prior Credit Facility”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other participating lenders. The Prior Credit Facility provided for $2.8 billion of unsecured loan facilities consisting of a $2.3 billion term loan facility and a $500 million revolving credit facility. On January 9, 2014, WDI used existing cash to repay the outstanding term loan balance of $1.8 billion under the Prior Credit Facility, and the Company, WDT and WDI, entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"); WDT paid the outstanding revolving credit facility balance of $500 million under the Prior Credit Facility; and the Company terminated the Prior Credit Facility. In connection with the repayment of the Prior Credit Facility, $4 million of debt issuance costs associated with lenders that extinguished or reduced their participation in the Credit Agreement were written off in fiscal 2014, and are included within interest and other expense in the consolidated statements of income. The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT and a $1.5 billion revolving credit facility to WDT and WDI (the “Borrowers”). The revolving credit facility includes a $100 million sublimit for letters of credit and a $50 million sublimit for swing line loans. Subject to certain conditions, a Borrower may elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. The loans under the Credit Agreement have a five-year term. The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its material domestic subsidiaries, and the obligations of WDI under the Credit Agreement are also guaranteed by WDT.
The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of June 27, 2014, no amounts were outstanding under the revolving credit facility and the term loan facility had a variable interest rate of 1.7% and a remaining, outstanding balance of $2.4 billion. The Company is required to make quarterly principal payments on the term loan facility totaling $125 million in fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements, and customary events of default. As of June 27, 2014, the Company was in compliance with all covenants.
Note 4. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2022. Rental expense under these operating leases, including month-to-month rentals, was $59 million, $64 million and $41 million in 2014, 2013 and 2012, respectively. Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 27, 2014 are as follows (in millions):

2015	$44
2016	38
2017	24
2018	20
2019	18
Thereafter	55
Total future minimum payments	$199
Product Warranty Liability
Changes in the warranty accrual for 2014, 2013 and 2012 were as follows (in millions):

	2014	2013	2012
Warranty accrual, beginning of period	$187	$260	$170
Warranty liabilities assumed as a result of acquisitions	4	—	139
Charges to operations	170	178	154
Utilization	(207)	(221)	(196)
Changes in estimate related to pre-existing warranties	28	(30)	(7)
Warranty accrual, end of period	$182	$187	$260
Accrued warranty also includes amounts classified in other liabilities in the consolidated balance sheets of $63 million at June 27, 2014 and $73 million at June 28, 2013.
Long-term Purchase Agreements
The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. The Company expects these commitments to total $174 million for 2015, $55 million for 2016, $13 million for 2017, $6 million for 2018 and $3 million for 2019.

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
Intellectual Property Litigation
On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against WD, HGST, and one other company alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter began on July 18, 2011 and concluded on July 26, 2011 with a verdict against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. WD and HGST have filed post-trial motions challenging the verdict. On January 17, 2014, the Court denied the Company’s motion for judgment as a matter of law on invalidity. On May 20, 2014, the Court ordered supplemental briefing related to post-trial motions related to infringement. Convolve and the Company filed their supplemental briefs on May 30, 2014 and June 6, 2014, respectively. Additional post-trial motions are pending, and the Company will evaluate its options for appeal after the Court rules on the remaining post-trial motions. The Company intends to continue to defend itself vigorously in this matter.
On December 7, 2009, plaintiff Nazomi Communications (“Nazomi”) filed a complaint in the Eastern District of Texas against WD and seven other companies alleging infringement of U.S. Patent Nos. 7,080,362 and 7,225,436. Nazomi dismissed the Eastern District of Texas suit after filing a similar complaint in the Central District of California on February 8, 2010. The case was subsequently transferred to the Northern District of California on October 14, 2010. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The asserted patents allegedly relate to processor cores capable of Java hardware acceleration. In August 2012, the Court dismissed WD on summary judgment for non-infringement. Nazomi filed a notice of appeal on January 16, 2013. The Federal Circuit heard oral argument on the appeal on November 4, 2013 and affirmed the Court's grant of summary judgment of non-infringement on January 10, 2014. Because Nazomi did not file a petition for a writ of certiorari with the Supreme Court during the requisite time period, this matter is now closed.
On August 1, 2011, plaintiff Guzik Technical Enterprises (“Guzik”) filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by Guzik allegedly relate to devices used to test hard disk drive heads and media. On November 30, 2013, WD entered into a settlement agreement for an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company recorded an accrual in the three months ended December 27, 2013. Guzik is disputing the enforceability of the agreement and on December 27, 2013, WD filed a motion to enforce the agreement. The Court heard oral argument on WD’s motion on January 31, 2014. The Court granted WD’s motion to enforce the settlement agreement on March 21, 2014. On April 14, 2014, Guzik filed a Notice of Appeal to the Federal Circuit. On June

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17, 2014, Guzik filed its opening appellate brief. The Company filed its appellate brief on August 14, 2014. WD intends to continue to defend itself vigorously in this matter.
On July 9, 2012, Siemens Aktiengesellschaft (“Siemens”) filed a complaint in German court against WD, Western Digital GmbH, and Digital River International, S.a.r.l. alleging patent infringement of European patent no. EP 674769, which claims an artificial antiferromagnetic (AAF) (aka, synthetic antiferromagnetic) structure for magneto-resistive sensors. On March 14-15, 2013, Western Digital GmbH filed a response of non-infringement and also filed a separate nullity action. Siemens separately served WD on July 15, 2013. The patent expired on December 16, 2013 and, on March 10, 2014, Siemens withdrew its motion for injunctive relief. On February 5, 2014, the Company filed a submission in support of its nullity action. On March 25, 2014, Siemens served an extension of the complaint including WDT as a defendant. On March 28, 2014, Siemens filed its response to WD’s noninfringement submission. On June 27, 2014, WDT filed its response to the extension of the complaint. On or around July 14, 2014, Siemens filed a response to the Company’s nullity action. On July 18, 2014, the Company filed two expert opinions in support of its nullity action. Siemens has until September 5, 2014 to respond to WDT’s response to the extension of the complaint. WD’s deadline to make its last noninfringement submission is September 26, 2014. The oral hearing on infringement is scheduled for October 2, 2014. The oral hearing on the nullity action to challenge the validity of the patent is scheduled for February 3, 2015. WD intends to defend itself vigorously in this matter.
On September 5, 2013, plaintiff Lake Cherokee Hard Drive Technologies, LLC (“Lake Cherokee”) filed a complaint in the Eastern District of Texas against: Marvell Asia PTE, Ltd., Samsung Semiconductor, Inc., Seagate Tech. LLC, Seagate Tech. Int’l., Toshiba Corp., Toshiba Am. Elec. Components, Toshiba Am. Inf. Sys., Inc., Toshiba Am. Inf. Equip. (Philippines), Inc., and WDT alleging infringement of US Patent Nos. 5,844,738 and 5,978,162. Lake Cherokee alleges that WDT’s hard disk drive products that contain Marvell read channel systems-on-a-chip (SOCs) infringe its ’738 and ’162 patents. The complaint seeks unspecified monetary damages, fees and costs. On April 3, 2014, Lake Cherokee and Marvell Semiconductor, Inc. (“MSI”) engaged in mediation which resulted in a settlement-in-principle on April 8, 2014. On April 21, 2014, Lake Cherokee and MSI filed a motion to stay deadlines while the parties finalized a settlement agreement. In this motion, Lake Cherokee and MSI represented to the Court that the settlement between Lake Cherokee and MSI will result in a with-prejudice dismissal of Lake Cherokee’s claims against each of the defendants, including WDT, with respect to their sale or use of Marvell chips. On April 23, 2014, the Court granted a stay of deadlines. On June 6, 2014, Lake Cherokee and MSI participated in an arbitration hearing as to the remaining settlement agreement disputes. WDT intends to defend itself vigorously in this matter.
On September 25, 2013, plaintiff Lake Cherokee filed a complaint in the Eastern District of Texas against: Marvell Semiconductor, Inc., Marvell Asia PTE, Ltd., Dell Inc., and WDT alleging infringement of US Patent No. 5,583,706. Lake Cherokee alleges that WDT’s hard disk drive products that contain Marvell read channel systems-on-a-chip (SOCs) infringe its ’706 patent. The complaint seeks an injunction, unspecified monetary damages, fees and costs. On April 3, 2014, Lake Cherokee and MSI engaged in mediation which resulted in a settlement-in-principle on April 8, 2014. On April 21, 2014, Lake Cherokee and MSI filed a motion to stay deadlines while the parties finalized a settlement agreement. In this motion, Lake Cherokee and MSI represented to the Court that the settlement between Lake Cherokee and MSI will result in a with-prejudice dismissal of Lake Cherokee’s claims against each of the defendants, including WDT, with respect to their sale or use of Marvell chips. On April 23, 2014, the Court granted a stay of deadlines. On June 6, 2014, Lake Cherokee and MSI participated in an arbitration hearing as to the remaining settlement agreement disputes. WDT intends to defend itself vigorously in this matter.

On March 24, 2014, plaintiff Steven F. Reiber (“Reiber”) filed a complaint in the Eastern District of California against the Company, alleging infringement of U.S. Patent Nos. 7,124,927 and 7,389,905. Reiber alleges that the Company’s actions of making, using, distributing, offering for sale and selling in the United States and importing into the United States HDD heads, head gimbal assemblies, and head stack assemblies infringe the claims of the two patents at issue. The complaint seeks an injunction, unspecified monetary damages, fees and costs. Pursuant to the parties' stipulations, the Court has extended the deadline for the Company to respond to the Complaint to September 8, 2014, and set the parties' status conference for October 30, 2014. The Company intends to defend itself vigorously in this matter.

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
On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. The Company strongly disagrees with the decision of the Court of Appeals and believes that the District Court’s decision was correct. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Company was informed that the Minnesota Supreme Court granted the Company’s petition. The appeal before the Minnesota Supreme Court was fully briefed, and oral argument was held on February 5, 2014. The Company will continue to vigorously defend itself in this matter. In light of uncertainties with respect to this matter, the Company recorded an accrual of $681 million for this matter in its financial statements in the fourth quarter of fiscal 2013 and recorded additional interest totaling $52 million in 2014, which is included within charges related to arbitration award in the consolidated statements of income. This amount is in addition to the $25 million previously accrued in the fourth quarter of fiscal 2011. The total amount accrued of $758 million represents the amount of the final arbitration award, plus interest accrued on the initial arbitration award at the statutory rate of 10% from January 24, 2012 through June 27, 2014.
Other Matters
On December 22, 2011 the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte), ("ZPÜ”), an organization consisting of several levy collecting societies, submitted a pleading to the Copyright Arbitration Board (“CAB”) in Munich claiming retroactive copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD from January 2008 through December 2010. The CAB was required to issue a settlement proposal within one year of the initiation of the action, failed to do so and requested the parties to consent to continue the deadline. WD declined to provide consent and, on February 1, 2013, WD filed a declaratory relief against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the court to determine the copyright levy issue. On May 21, 2013, ZPÜ filed a counter-claim against WD with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ on November 3, 2011. On May 22, 2014, oral argument on the pleadings occurred. A decision from the Higher Court is expected by October 30, 2014, which either party may appeal. WD intends to defend itself vigorously in this matter.

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
Geographic Information
The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines, Singapore, and Thailand as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended June 27, 2014 (in millions):

	2014	2013	2012
Net revenue(1):
United States	$3,013	$3,403	$2,366
China	3,499	4,145	2,826
Asia	4,756	4,129	4,393
Europe, Middle East and Africa	3,117	3,056	2,325
Other	745	618	568
Total	$15,130	$15,351	$12,478
Long-lived assets:
United States	$2,415	$1,517	$1,687
China	279	348	428
Asia	4,002	4,434	4,915
Europe, Middle East and Africa	83	139	35
Total	$6,779	$6,438	$7,065
_______________

(1)	Net revenue is attributed to geographic regions based on the ship to location of the customer.
Major Customers
For 2014 and 2012, sales to Hewlett Packard Company accounted for 11% of the Company’s net revenue. For 2013, no single customer accounted for 10%, or more, of the Company’s net revenue. For 2014, 2013, and 2012, sales to the Company’s top ten customers accounted for 44%, 44% and 50% of the Company’s net revenue, respectively.
Note 7. Western Digital Corporation 401(k) Plan
The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company makes a basic matching contribution on behalf of each participating eligible employee equal to fifty percent (50%) of the eligible participant’s pre-tax contributions for the contribution cycle not to exceed 5% of the eligible participant’s compensation; provided, however, that each eligible participant shall receive a minimum annual basic matching contribution equal to fifty percent (50%) of the first $4,000 of pre-tax contributions for any calendar year. The Plan was amended effective January 1, 2013, to provide for a year-end true-up matching contribution such that participants who save at least 5% of their eligible compensation for the year receive a minimum annual matching contribution equal to 2.5% of eligible compensation (up to Internal Revenue Service (“IRS”) limitations). Company contributions vest over a 5-year period of employment. For 2014, 2013, and 2012, the Company made Plan contributions of $21 million, $19 million and $12 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Shareholders’ Equity
Stock Incentive Plans
In addition to awards assumed in connection with acquisitions, the Company maintains two stock-based incentive plans (collectively, including the assumed awards, referred to as the “Stock Plans”): the amended and restated 2004 Performance Incentive Plan and the Employee Stock Option Plan. No new awards may be granted under the Employee Stock Option Plan. As of June 27, 2014, options to purchase 77,033 shares of the Company’s common stock remained outstanding and exercisable under the Employee Stock Option Plan. Other than for such options, no restricted stock or other awards were outstanding under the Employee Stock Option Plan as of June 27, 2014. Options granted under the Employee Stock Option Plan expire ten years from the date of grant.
The types of awards that may be granted under the 2004 Performance Incentive Plan include stock options, SARs, RSUs, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2004 Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs under the 2004 Performance Incentive Plan is ten years after the grant date of the award. RSUs granted under the 2004 Performance Incentive Plan typically vest over periods ranging from one to four years from the date of grant. To the extent available, the Company issues shares out of treasury stock upon the vesting of awards or the exercise of employee stock options and ESPP.
As of June 27, 2014, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2004 Performance Incentive Plan was 48.8 million shares. Any shares subject to awards under the Employee Stock Option Plan that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2004 Performance Incentive Plan. Shares issued in respect of stock options and SARs granted under the 2004 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas shares issued in respect of any other type of award granted through November 7, 2012 under the plan count against the plan’s share limit as 1.35 shares for every one share actually issued in connection with such award. Shares issued in respect of awards granted on or after November 8, 2012 count against the plan’s share limit as 1.72 shares for every one share actually issued in connection with such award. The 2004 Performance Incentive Plan was extended in 2013 and will terminate on August 6, 2022 unless terminated earlier by the Company’s Board of Directors.
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
Stock-based Compensation Expense
The Company recognized in expense $85 million, $88 million and $57 million for stock-based compensation related to the vesting of options issued by the Company under the Stock Plans and the ESPP in 2014, 2013 and 2012, respectively. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $22 million, $25 million and $12 million in 2014, 2013 and 2012, respectively. As of June 27, 2014, total compensation cost related to unvested stock options granted under the Stock Plans and ESPP rights issued to employees but not yet recognized was $128 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.2 years.
For purposes of this footnote, references to RSUs include performance stock unit awards (“PSUs”). The effect of the PSU activity was immaterial to the consolidated financial statements in 2014, 2013 and 2012. The Company granted approximately 1.4 million RSUs during 2014, which are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate market value of the shares underlying the RSUs granted in 2014 was $95 million at the date of grant. The compensation expense for granted and assumed RSUs is being recognized as

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense over the corresponding vesting or measurement periods of the awards. For purposes of recognizing awards granted, the Company has assumed a weighted average forfeiture rate of 3.3% based on a historical analysis indicating forfeitures for these types of awards. The Company recognized in expense $71 million, $52 million and $35 million related to RSUs granted under the Stock Plans that vested during 2014, 2013 and 2012, respectively. The tax benefit realized as a result of the aforementioned expense was $18 million, $14 million and $10 million in 2014, 2013 and 2012, respectively. As of June 27, 2014, the aggregate unamortized fair value of all unvested RSUs granted under the Stock Plans was $91 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.4 years. In 2013, stock-based compensation expense included $5 million of accelerated expense associated with the employee termination benefits as discussed in Note 17.
The Company recognized in expense $36 million and $46 million related to adjustments to market value as well as the vesting of SARs in 2014 and 2013, respectively, and a benefit of $7 million related to SARs in 2012. The tax benefit realized as a result of the aforementioned SARs expense was $7 million and $4 million in 2014 and 2013, respectively. There was no tax effect in 2012. The SARs will be settled in cash upon exercise. As a result, the Company had a total liability of $61 million related to SARs included in accrued liabilities as of June 27, 2014 in the consolidated balance sheet. As of June 27, 2014, total compensation cost related to unvested SARs issued to employees but not yet recognized was $1 million and will be recognized on a straight-line basis over a weighted average service period of approximately 0.5 years.
Stock Option Activity
The following table summarizes stock option activity under the Stock Plans over the last three fiscal years (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2011	10.2	$22.49
Granted	3.7	31.78
Assumed	4.2	8.47
Exercised	(2.1)	15.14
Forfeited or expired	(0.2)	28.76
Options outstanding at June 29, 2012	15.8	$21.89
Granted	3.4	43.51
Exercised	(6.8)	18.53
Forfeited or expired	(0.5)	32.72
Options outstanding at June 28, 2013	11.9	$29.47
Granted	1.6	68.96
Assumed	1.7	38.18
Exercised	(4.5)	25.22
Forfeited or expired	(0.6)	67.23
Options outstanding at June 27, 2014	10.1	$37.03	4.6	$572
Exercisable at June 27, 2014	4.8	$30.03	3.2	$310
Vested and expected to vest after June 27, 2014	9.9	$36.82	4.5	$565
If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of June 27, 2014, the Company had options outstanding to purchase an aggregate of 10.0 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $572 million at that date. During 2014, 2013 and 2012, the aggregate intrinsic value of options exercised under the Stock Plans was $247 million, $211 million and $53 million, respectively, determined as of the date of exercise.
The following table summarizes information about options outstanding and exercisable under the Stock Plans as of June 27, 2014 (in millions, except exercise price):

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.08 – $23.78	2.5	4.7	$13.41	1.6	$13.79
$25.79 – $29.60	2.3	3.5	28.03	1.5	27.63
$30.06 – $41.75	1.3	3.2	35.82	0.9	34.54
$43.11 – $43.11	2.1	5.2	43.11	0.6	43.11
$48.01 – $91.64	1.8	6.1	67.31	0.1	67.50
$91.88 – $388.77	0.1	3.6	156.90	0.1	156.93
	10.1	4.6	$37.03	4.8	$30.03
RSU Activity
The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2011	3.1	$28.85
Granted	1.6	32.87
Assumed	0.4	38.98
Vested	(1.3)	24.58
Forfeited or expired	(0.1)	32.01
RSUs outstanding at June 29, 2012	3.7	$33.19
Granted	1.7	43.14
Vested	(1.4)	37.89
Forfeited or expired	(0.4)	35.46
RSUs outstanding at June 28, 2013	3.6	$35.82
Granted	1.4	69.08
Assumed	0.2	62.73
Vested	(1.3)	33.61
Forfeited or expired	(0.2)	47.62
RSUs outstanding at June 27, 2014	3.7	$49.77
Expected to vest after June 27, 2014	3.5	$49.48
The fair value of each RSU is the market price of the Company’s stock on the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of the vesting of the units. The aggregate value of RSUs that became fully-vested during 2014, 2013 and 2012 was $89 million, $71 million and $41 million, respectively, determined as of the vest date. The grant-date fair value of the shares underlying the RSU awards at the date of grant or assumption was $95 million, $74 million and $71 million in 2014, 2013 and 2012, respectively. These amounts are being recognized to expense over the corresponding vesting periods. For purposes of valuing these awards, the Company has assumed a forfeiture rate of 3.3%, 2.0% and 2.4% during 2014, 2013 and 2012, respectively, based on a historical analysis indicating forfeitures for these types of awards.
SARs Activity
The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of June 27, 2014, 0.7 million SARs were outstanding with a weighted

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average exercise price of $7.96. There were no SARs granted and all other SARs activity was immaterial to the consolidated financial statements for the year ended June 27, 2014.
Fair Value Disclosure — Binomial Model
The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions. The Company uses historical data to estimate exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three years ended June 27, 2014 was estimated using the following weighted average assumptions:

	2014	2013	2012
Suboptimal exercise factor	2.07	1.90	1.81
Range of risk-free interest rates	0.10% to 2.44%	0.14% to 1.96%	0.12% to 1.61%
Range of expected stock price volatility	0.27 to 0.50	0.36 to 0.53	0.41 to 0.55
Weighted average expected volatility	0.43	0.49	0.49
Post-vesting termination rate	3.10%	2.16%	2.61%
Dividend yield	1.58%	2.53%	—
Fair value	$24.14	$15.75	$12.91
The weighted average expected term of the Company’s stock options granted during 2014, 2013 and 2012 was 5.0 years, 4.0 years and 4.9 years, respectively.
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
The fair values of all ESPP purchase rights granted on or prior to June 27, 2014 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	ESPP
	2014	2013	2012
Option life (in years)	1.24	1.24	1.24
Risk-free interest rate	0.26%	0.23%	0.22%
Stock price volatility	0.31	0.42	0.46
Dividend yield	1.64%	1.61%	—
Fair value	$14.62	$10.36	$7.29
Stock Repurchase Program
Since May 18, 2012, the Company's Board of Directors has authorized $3.0 billion for the repurchase of its common stock until September 13, 2017. The Company repurchased 10.3 million shares for a total cost of $816 million during 2014. The remaining amount available to be purchased under the Company’s stock repurchase program as of June 27, 2014 was $1.2 billion. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows and borrowings under the Credit Agreement.
Stock Reserved for Issuance
The following table summarizes all shares of common stock reserved for issuance at June 27, 2014 (in millions):

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Number of Shares
Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	23.6
ESPP	5.9
Total	29.5
Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In 2014, the Company declared aggregate cash dividends of $1.25 per share of the Company’s common stock, totaling $295 million, of which $201 million was paid during 2014. On August 5, 2014, the Company declared a cash dividend of $0.40 per share of its common stock to shareholders of record as of October 3, 2014, which will be paid on October 15, 2014. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
Note 9. Income Taxes
Pre-tax Income
The domestic and foreign components of income before income taxes were as follows for the three years ended June 27, 2014 (in millions):

	2014	2013	2012
Foreign	$1,664	$870	$1,559
Domestic	88	352	198
Income before income taxes	$1,752	$1,222	$1,757
Income Tax Provision
The components of the provision for income taxes were as follows for the three years ended June 27, 2014 (in millions):

	2014	2013	2012
Current:
Foreign	$47	$57	$12
Domestic-federal	98	149	98
Domestic-state	3	1	1
Deferred:
Foreign	(3)	(7)	18
Domestic-federal	(14)	(46)	25
Domestic-state	4	88	(9)
Income tax provision	$135	$242	$145
The Company’s income tax provision for 2013 reflects a tax benefit of $37 million as a result of the retroactive extension of the U.S. Federal research and experimentation tax credit (“R&D credit”) that was signed into law on January 2, 2013 as part of the American Taxpayer Relief Act of 2012. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013. In addition, the Company recorded an $88 million charge to reduce its previously recognized California deferred tax assets in 2013 as a result of the enactment of California Proposition 39.
Remaining net undistributed earnings from foreign subsidiaries at June 27, 2014 on which no U.S. tax has been provided amounted to $8.2 billion. The net undistributed earnings are intended to finance local operating requirements and capital investments. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these earnings would be $2.7 billion if the Company repatriated the $8.2 billion in undistributed earnings from the foreign subsidiaries.
Deferred Taxes
Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of June 27, 2014 and June 28, 2013 were as follows (in millions):

	2014	2013
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$38	$45
Accrued compensation and benefits not currently deductible	190	182
Domestic net operating loss carryforward	130	103
Business credit carryforward	155	123
Long-lived assets	58	47
Other	65	71
Total deferred tax assets	636	571
Deferred tax liabilities:
Long-lived assets	(152)	(156)
Other	(11)	—
Total deferred tax liabilities	(163)	(156)
Valuation allowances	(128)	(133)
Deferred tax assets, net	$345	$282
Deferred tax assets:
Current portion (included in other current assets)	$184	$160
Non-current portion (included in other non-current assets)	452	411
Total deferred tax assets	636	571
Deferred tax liabilities:
Current portion (included in other current assets)	(2)	—
Non-current portion (included in other non-current assets)	(161)	(156)
Total deferred tax liabilities	(163)	(156)
Valuation allowances (included in non-current portion of deferred tax assets)	(128)	(133)
Deferred tax assets, net	$345	$282
The net deferred tax asset valuation allowance was $128 million as of June 27, 2014. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.
In addition to the deferred tax assets presented above, the Company had additional NOL benefits related to stock-based compensation deductions of $11 million and $13 million at June 27, 2014 and June 28, 2013, respectively. During the current year, the Company generated an additional $66 million of benefits related to stock-based compensation deductions, of which $60 million were utilized in the current year and recorded as a credit to shareholder's equity.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate
Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended June 27, 2014:

	2014	2013	2012
U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(28)	(19)	(29)
Tax effect of U.S. permanent differences	2	—	3
State income tax, net of federal tax	—	8	1
Income tax credits	(1)	(4)	(2)
Effective tax rate	8%	20%	8%
Tax Holidays and Carryforwards
A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines, Singapore and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates from 2015 through 2025. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $905 million ($3.74 per diluted share), $899 million ($3.65 per diluted share), and $729 million ($2.98 per diluted share) in 2014, 2013 and 2012, respectively.
As of June 27, 2014, the Company had federal and state NOL carryforwards of $440 million and $480 million, respectively. In addition, as of June 27, 2014, the Company had various federal and state tax credit carryforwards of $331 million combined. The NOL carryforwards available to offset future federal and state taxable income expire at various dates from 2020 to 2032 and 2017 to 2032, respectively. Approximately $50 million of the credit carryforwards available to offset future taxable income expire at various dates from 2016 to 2033. The remaining amount is available indefinitely. NOLs and credits relating to Komag, Incorporated (“Komag”), which was acquired by the Company on September 5, 2007, HGST, sTec and Virident are subject to limitations under Sections 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of Komag, sTec or Virident's NOLs and credits ultimately realized. The Company expects the total amount of HGST’s NOLs and credits ultimately realized will be reduced by $39 million and $25 million, respectively. Because the Company expects the amount of HGST’s NOLs and credits ultimately realized will be reduced, the Company has adjusted goodwill accordingly.
Uncertain Tax Positions
The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of June 27, 2014, such interest and penalties were not material. As of June 27, 2014, the Company had $300 million of unrecognized tax benefits.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended June 27, 2014, June 28, 2013 and June 29, 2012 (in millions):

	2014	2013	2012
Unrecognized tax benefit at beginning of period	$240	$280	$245
Gross increases related to current year tax positions	27	29	14
Gross increases related to prior year tax positions	26	10	—
Gross decreases related to prior year tax positions	(5)	(8)	—
Settlements	—	(64)	(18)
Lapse of statute of limitations	—	(7)	—
Acquisitions	12	—	39
Unrecognized tax benefit at end of period	$300	$240	$280
The Company’s unrecognized tax benefits are primarily included within long-term liabilities in the Company’s consolidated balance sheets. The entire balance of unrecognized tax benefits at June 27, 2014, June 28, 2013 and June 29, 2012, if recognized, would affect the effective tax rate.
The Company files U.S. Federal, U.S. state, and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2008 through 2013. In foreign jurisdictions, with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2007. The Company is no longer subject to examination by the IRS for periods prior to 2008, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period.
The IRS previously completed its field examination of the Company’s federal income tax returns for fiscal years 2006 and 2007 and issued Revenue Agent Reports that proposed adjustments to income before income taxes of approximately $970 million primarily related to transfer pricing and intercompany payable balances. The Company disagreed with the proposed adjustments and filed a protest with the IRS Appeals Office. In June 2013, the Company reached an agreement with the IRS to resolve the transfer pricing issue. This agreement resulted in a decrease in the amount of net operating loss and tax credits realized, but did not have an impact to the Company’s consolidated statements of income. The proposed adjustment relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of the Company’s fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag. In February 2013, the IRS commenced an examination of calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 27, 2014, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 27, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$756	$—	$—	$756
Bank acceptances	—	1	—	1
Total cash equivalents	756	1	—	757
Short-term investments:
U.S. Government agency securities	—	53	—	53
Commercial paper	—	165	—	165
Certificates of deposit	—	66	—	66
Total short-term investments	—	284	—	284
Long-term investments:
U.S. Treasury securities	—	180	—	180
U.S. Government agency securities	—	35	—	35
Total long-term investments	—	215	—	215
Foreign exchange contracts	—	7	—	7
Total assets at fair value	$756	$507	$—	$1,263
Liabilities:
Foreign exchange contracts	$—	$2	$—	$2
Total liabilities at fair value	$—	$2	$—	$2
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
Certificates of Deposit. The Company’s certificates of deposit are investments which are held in custody by a third party and recorded within cash and cash equivalents or short-term investments in the consolidated balance sheets depending on their original maturities. Certificates of deposit are valued using fixed interest rates.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Paper. The Company’s commercial paper securities are investments issued by corporations which are held in custody by a third party with original maturities of twelve months or less and are recorded within short-term investments in the consolidated balance sheets. Commercial paper securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
U.S. Government Agency Securities. The Company’s U.S. Government agency securities are investments in fixed income securities sponsored by the U.S. Government and are held in custody by a third party and recorded within short-term investments or long term other assets in the consolidated balance sheets depending on their original maturities. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
U.S. Treasury Securities. The Company’s U.S. Treasury securities are direct obligations of the U.S. federal government, are held in custody by a third party and are recorded within cash and cash equivalents or long-term other assets in the consolidated balance sheets depending on their original maturities. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Bank Acceptances. The Company’s bank acceptances are held in custody by a third party and recorded within cash and cash equivalents in the consolidated balance sheets. Bank acceptances are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Auction-Rate Securities. The Company’s auction-rate securities had maturity dates through 2050, were primarily backed by insurance products and were accounted for as available-for-sale securities. These investments were classified as long-term investments and recorded within other non-current assets in the consolidated balance sheets. Auction-rate securities were valued by a third party using unobservable inputs including indicative bids on similar securities. During 2014, the Company sold its auction rate securities for total proceeds of $17 million and recorded a gain of $3 million within interest and other income in the consolidated statements of income.
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are classified within other current assets and liabilities in the consolidated balance sheets. For contracts that have a right of offset by its individual counterparties under master netting arrangements, the Company presents its foreign exchange contracts on a net basis by counterparty in the consolidated balance sheets. For more information on the Company's foreign exchange contracts, see Note 12. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.
In 2014, there were no transfers between levels. However, in 2014 the Company sold its remaining Level 3 financial assets measured on a recurring basis. In addition, in 2012, the Company had a $1 million settlement in its Level 3 financial assets measured on a recurring basis, reducing the balance from $15 million to $14 million.
Note 11. Investments

The Company invests in U.S. Treasury securities, U.S. Government Agency securities, commercial paper and certificates of deposit. These investments are classified as available-for-sale securities within short-term investments and other non-current assets in our consolidated balance sheets. In addition, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the consolidated balance sheets and are periodically analyzed to determine whether or not there are indicators of impairment. For more on the Company's investments, see Note 10.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes, by major type, the fair value and cost basis of the Company’s investments classified as available-for-sale as of June 27, 2014 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$180	$—	$180
U.S. Government agency securities	88	—	88
Commercial paper	165	—	165
Certificates of deposit	66	—	66
Total	$499	$—	$499

Included in short-term investments			$284
Included in other non-current assets			215
Total			$499

The fair value of the Company’s investments classified as available-for-sale securities at June 27, 2014, by remaining contractual maturity were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year	$284	$284
Due in one to five years	215	215
Total	$499	$499

The Company determined no available-for-sale securities were other-than-temporarily impaired in 2014.
Note 12. Foreign Exchange Contracts
As of June 27, 2014, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $5 million. In addition, as of June 27, 2014, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $4.5 billion and $4.9 billion, and closed $4.9 billion and $3.2 billion, in foreign exchange contracts for the years ended June 27, 2014 and June 28, 2013, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	2014		2013		2014		2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$7	Other current assets	$—	Accrued expenses	$2	Accrued expenses	$57

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the consolidated balance sheet as of June 27, 2014 (in millions):

				Gross Amounts Not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial assets	$9	$(2)	$7	$—	$—	$7
Financial liabilities	(4)	2	$(2)	—	—	(2)
Total derivative instruments	$5	$—	$5	$—	$—	$5

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the consolidated balance sheet as of June 28, 2013 (in millions):

				Gross Amounts Not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial assets	$10	$(10)	$—	$—	$—	$—
Financial liabilities	(67)	10	(57)	—	—	(57)
Total derivative instruments	$(57)	$—	$(57)	$—	$—	$(57)
The impact on the consolidated financial statements was as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	2014	2013		2014	2013
Foreign exchange contracts	$13	$13	Cost of revenue	$(38)	$43
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the consolidated financial statements during 2014, 2013 and 2012, respectively. See Notes 1 and 10 for additional disclosures related to the Company’s foreign exchange contracts.
Note 13. Goodwill and Other Intangible Assets
The following table summarizes goodwill activity over the last three fiscal years (in millions):

Carrying Amount
Balance as of June 29, 2012	$1,975
Purchase price adjustments to goodwill	(21)
Balance as of June 28, 2013	$1,954
Goodwill recorded in connection with acquisitions	605
Balance as of June 27, 2014	$2,559
Other intangible assets consist primarily of technology acquired in business combinations and are amortized on a straight-line basis over the respective estimated useful lives of the assets. Intangible assets as of June 27, 2014 were as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)	(in millions)	(in millions)
Existing technology	5	$566	$368	$198
Customer relationships	4	148	97	51
Other	3	73	55	18
Leasehold interests	32	43	10	33
In-process research and development	—	154	—	154
Total		$984	$530	$454
Intangible assets as of June 28, 2013 were as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)	(in millions)	(in millions)
Existing technology	5	$561	$245	$316
Customer relationships	4	139	57	82
Other	3	65	36	29
Leasehold interests	31	40	5	35
In-process research and development	—	143	—	143
Total		$948	$343	$605
Other intangible assets in the table above include a joint development agreement, trade names and a non-compete agreement. Amortization expense for intangible assets was $213 million, $209 million and $79 million for 2014, 2013 and 2012, respectively. During 2014, the Company recorded $53 million of impairment charges related to intangible assets. As of June 27, 2014, estimated future amortization expense for intangible assets currently subject to amortization is $153 million for 2015, $71 million for 2016, $42 million for 2017, $6 million for 2018 and $2 million for 2019.
Note 14. Pensions and Other Post-retirement Benefit Plans
The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status
The changes in the benefit obligations and plan assets for the Japanese defined benefit pension plans were as follows for 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$234	$286	$279
Service cost	10	11	4
Interest cost	4	5	2
Actuarial gain	13	(4)	—
Benefits paid	(7)	(6)	(2)
Other(1)	8	—	—
Non-U.S. currency movement	(7)	(58)	3
Benefit obligation at end of period	255	234	286
Change in plan assets:
Fair value of plan assets at beginning of period	167	167	162
Actual return on plan assets	15	29	(1)
Employer contributions	14	15	6
Benefits paid	(7)	(6)	(2)
Other(1)	7	—	—
Non-U.S. currency movement	(5)	(38)	2
Fair value of plan assets at end of period	191	167	167
Unfunded status at end of year	$64	$67	$119
_____________________

(1)
During fiscal 2014 the Japan entity assumed benefit obligations and plan assets from Hitachi. These pension obligations related to former Hitachi employees who were hired into the HGST Japan entity during or soon after the 2012 acquisition of HGST by the Company.

The following table presents the unfunded amounts as recognized on the Company’s consolidated balance sheets as of June 27, 2014 and June 28, 2013 (in millions):

	2014	2013
Current liabilities	$1	$1
Non-current liabilities	63	66
Net amount recognized	$64	$67
The accumulated benefit obligation for the Japanese defined benefit pension plans was $255 million at June 27, 2014. As of June 27, 2014, net actuarial losses for the Japanese defined benefit pension plans of $10 million are included in accumulated other comprehensive income (loss) in the consolidated balance. There were no prior service credits for the defined benefit pension plans recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet as of June 27, 2014. The amount expected to be amortized into net periodic benefit cost in fiscal 2015 is immaterial to the consolidated financial statements.
Assumptions
Weighted-Average Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations for the Japanese defined benefit pension plans were as follows for 2014, 2013 and 2012:

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013	2012
Discount rate	1.6%	1.6%	1.8%
Rate of compensation increase	1.0%	0.9%	1.4%

The weighted-average actuarial assumptions used to determine benefit costs for the Japanese defined benefit pension plans were as follows for 2014, 2013 and 2012:

	2014	2013	2012
Discount rate	1.6%	1.8%	1.9%
Expected long-term rate of return on plan assets	3.5%	3.5%	3.5%
Rate of compensation increase	0.9%	1.2%	1.4%
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
Fair Value Measurements
The following table presents the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 27, 2014 (in millions):

	Level 1	Level 2	Level 3	Total
Equity:
Equity commingled/mutual funds (1)(2)	$—	$69	$—	$69
Fixed income:
Fixed income commingled/mutual funds (1)(3)	—	111	—	111
Cash and short-term investments (3)	8	3	—	11
Fair value of plan assets	$8	$183	$—	$191

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 28, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Equity:
Equity commingled/mutual funds (1)(2)	$—	$60	$—	$60
Fixed income:
Fixed income commingled/mutual funds (1)(3)	—	101	—	101
Cash and short-term investments (3)	4	2	—	6
Fair value of plan assets	$4	$163	$—	$167
_______________

(1)	Commingled funds represent pooled institutional investments.

(2)	Equity mutual funds invest primarily in equity securities.

(3)	Fixed income mutual funds invest primarily in fixed income securities.
Assets held in defined benefit plans in the Philippines, Taiwan and Thailand were less than $1 million and are not presented in the above table. There were no significant movements of assets between any level categories in 2014, 2013 or 2012.
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
Cash Flows
Contributions
The Company’s expected employer contributions for 2015 are $14 million for its Japanese defined benefit pension plans.

Estimated Future Benefits Payments
Annual benefit payments from the Japanese defined benefit pension plans are estimated to range from $7 million to $11 million annually over the next five years.
Note 15. Acquisitions
Acquisition of Virident
On October 17, 2013, the Company acquired Virident, a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. As a result of the acquisition, Virident has been fully integrated into the Company's HGST subsidiary and become a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $613 million, consisting of $598 million which was funded with available cash, and $15 million related to the fair value of stock options assumed. The acquisition furthered HGST's strategy to address the rapidly changing

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $506 million to goodwill. The values assigned to the acquired assets and liabilities were finalized as of the date of this Annual Report on Form 10-K. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's consolidated financial statements. In addition, pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s consolidated financial statements in 2014.
The final purchase price allocation for Virident was as follows (in millions):

October 17, 2013
Tangible assets acquired and liabilities assumed	$58
Intangible assets	49
Goodwill	506
Total	$613
Since the date of acquisition, the Company recorded an increase of $4 million to goodwill to reflect an adjustment to the value of deferred tax assets and an adjustment to the value of investments acquired in the acquisition of Virident. The $506 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from an ability to create server-side flash storage solutions leveraging the core technology acquired and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to Virident was immaterial to the Company’s consolidated financial statements in 2014.

Acquisition of sTec
On September 12, 2013, the Company completed its acquisition of sTec, a provider of enterprise solid-state drives. As a result of the acquisition, sTec has been fully integrated into the Company's HGST subsidiary and become a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $336 million, consisting of $325 million which was funded with available cash, and $11 million related to the fair value of stock options and RSUs assumed. The acquisition augmented HGST's existing solid-state storage capabilities.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $89 million to goodwill. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized due to information that may become available subsequently include contingencies and income taxes, and any changes in these fair values could potentially result in material adjustments to goodwill. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's consolidated financial statements. In addition, pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s consolidated financial statements for 2014.
The preliminary purchase price allocation for sTec was as follows (in millions):

September 12, 2013
Tangible assets acquired and liabilities assumed	$189
Intangible assets	58
Goodwill	89
Total	$336

Since the date of acquisition, the Company recorded a $1 million increase to goodwill to reflect an adjustment to the value of deferred tax assets acquired in the acquisition of sTec. The $89 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from augmenting HGST's existing solid-state storage capabilities and accelerating its ability to expand its participation in the growing area of enterprise solid-state drives and is not expected to be deductible for tax

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes. The impact to revenue and net income attributable to sTec was immaterial to the Company’s consolidated financial statements for 2014 .
Acquisition of VeloBit
On July 9, 2013, the Company acquired VeloBit, a privately held provider of high-performance storage I/O optimization software. As a result of the acquisition, VeloBit was fully integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The acquisition built on HGST's strategy to enhance the overall value of datacenter storage by integrating HGST SSDs with software. The acquisition was not material to the Company's consolidated financial statements.
Note 16. Thailand Flooding
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
Note 17. Employee Termination, Asset Impairment and Other Charges
The Company periodically incurs charges to realign its operations with anticipated market demand. The following table summarizes the Company's employee termination, asset impairment and other charges over the last three fiscal years (in millions):

	Employee Termination Benefits	Impairment of Assets	Contract Termination and Other Charges	Total
Accrual at July 1, 2011	$—	$—	$—	$—
Charges	8	56	16	80
Cash payments	(8)	—	—	(8)
Non-cash charges	—	(56)	—	(56)
Accrual at June 29, 2012	$—	$—	$16	$16
Charges	109	14	15	138
Cash payments	(66)	—	(17)	(83)
Non-cash charges	(6)	(14)	(5)	(25)
Accrual at June 28, 2013	$37	$—	$9	$46
Charges	27	62	6	95
Cash payments	(64)	—	(15)	(79)
Non-cash charges	—	(62)	—	(62)
Accrual at June 27, 2014	$—	$—	$—	$—
As of June 27, 2014, the Company did not have any material liabilities outstanding for its employee termination, asset impairment and other charges.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
2014(1)
Revenue, net	$3,804	$3,972	$3,703	$3,651
Gross profit	1,099	1,156	1,076	1,029
Operating income	542	478	419	352
Net income	495	430	375	317
Basic income per common share	$2.10	$1.82	$1.60	$1.35
Diluted income per common share	$2.05	$1.77	$1.55	$1.32
2013(2)
Revenue, net	$4,035	$3,824	$3,764	$3,728
Gross profit	1,193	1,059	1,061	1,050
Operating income (loss)	592	478	417	(221)
Net income (loss)	519	335	391	(265)
Basic income (loss) per common share	$2.11	$1.38	$1.64	$(1.12)
Diluted income (loss) per common share	$2.06	$1.36	$1.60	$(1.12)
_______________

(1)
Certain prior quarter amounts have been reclassified from gross profit to the employee termination, asset impairment and other charges line within operating expenses to conform to the annual presentation. The first, second, third and fourth quarters of 2014 included $11 million, $23 million, $25 million and $36 million, respectively, of employee termination, asset impairment and other charges. Each of the four quarters of 2014 included $13 million of charges related to interest on an arbitration award. The first quarter of 2014 included a $65 million gain on insurance recovery.

(2)
The fourth quarter of 2013 included a $681 million charge related to an arbitration award. The first, second, third and fourth quarters of 2013 included $26 million, $41 million, $63 million and $8 million, respectively, of employee termination, asset impairment and other charges. The second quarter of 2013 included an $88 million charge related to California Proposition 39 to reduce the Company’s previously recognized California deferred tax assets as of December 28, 2012.

WESTERN DIGITAL CORPORATION
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended June 27, 2014
(in millions)

Allowance for Doubtful Accounts
Balance at July 1, 2011	$5
Other	3
Additions charges to operations	1
Balance at June 29, 2012	$9
Additions charged to operations	8
Deductions	(10)
Recovery	2
Balance at June 28, 2013	$9
Additions charged to operations	3
Deductions	(1)
Balance at June 27, 2014	$11

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
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. KPMG LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See page 51 herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 27, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2014, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.” In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our Web site under the Governance section at www.westerndigital.com. To the extent required by rules adopted by the SEC and The NASDAQ Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our Web site under the Governance section at www.westerndigital.com.

Item 11. Executive Compensation
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2014.

Item 14. Principal Accountant Fees and Services
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 27, 2014.
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

(3) Exhibits
The exhibits listed in the Exhibit Index (following the signature page of the Annual Report on Form 10-K) are filed with, or incorporated by reference in, this Annual Report on Form 10-K, as specified in the Exhibit List, from exhibits previously filed with the Securities and Exchange Commission. Certain agreements listed in the Exhibit List that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden
Chief Financial Officer
Dated: August 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN D. MILLIGAN	President and Chief Executive Officer (Principal Executive Officer), Director	August 14, 2014
Stephen D. Milligan

/s/ TIMOTHY M. LEYDEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 14, 2014
Timothy M. Leyden

/s/ THOMAS E. PARDUN	Chairman of the Board	August 14, 2014
Thomas E. Pardun

/s/ KATHLEEN A. COTE	Director	August 14, 2014
Kathleen A. Cote

/s/ HENRY T. DENERO	Director	August 14, 2014
Henry T. DeNero

/s/ WILLIAM L. KIMSEY	Director	August 14, 2014
William L. Kimsey

/s/ MICHAEL D. LAMBERT	Director	August 14, 2014
Michael D. Lambert

/s/ LEN J. LAUER	Director	August 14, 2014
Len J. Lauer

/s/ MATTHEW E. MASSENGILL	Director	August 14, 2014
Matthew E. Massengill

/s/ ROGER H. MOORE	Director	August 14, 2014
Roger H. Moore

/s/ PAULA A. PRICE	Director	August 14, 2014
Paula A. Price

/s/ ARIF SHAKEEL	Director	August 14, 2014
Arif Shakeel

/s/ AKIO YAMAMOTO	Director	August 14, 2014
Akio Yamamoto

/s/ MASAHIRO YAMAMURA	Director	August 14, 2014
Masahiro Yamamura

EXHIBIT INDEX

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011) ±

2.2
First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 12, 2011)

2.3
Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)

2.4
Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.5
Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.6
Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.7
Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.8
Amendment to Stock Purchase Agreement, dated July 9, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 19, 2013)

2.9
Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

2.10
Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of November 14, 2013 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2013)

10.1
Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated as of August 7, 2012 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 13, 2012)*

10.1.1
Form of Notice of Grant of Stock Option and Option Agreement - Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.2
Form of Notice of Stock Option Grant and Stock Option Agreement - Non-Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.5 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 16, 2006) *

10.1.3
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement - Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.4
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on October 31, 2008)*

10.1.5
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 20, 2012)*

10.1.6
Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 6, 2012, and Form of Notice of Grant of Stock Option and Option Agreement - Non-Employee Directors (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.1.7
Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended September 6, 2012 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.2
Western Digital Corporation Amended and Restated Employee Stock Option Plan, as amended on November 5, 1998 (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 1999)*

10.2.1
First Amendment to the Western Digital Corporation Employee Stock Option Plan, dated April 6, 2001(Filed as Exhibit 10.1.5 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on September 27, 2001)*

10.2.2
Form of Notice of Grant of Stock Options and Stock Option Agreement under the Western Digital Corporation Amended and Restated Employee Stock Option Plan as amended (Filed as Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on September 14, 2005)*

10.3
Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 6, 2012 (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-185194) with the Securities and Exchange Commission on November 29, 2012)*

10.4	Virident Systems, Inc. 2006 Stock Plan (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-191910) with the Securities and Exchange Commission on October 25, 2013)*

10.5	sTec, Inc. 2010 Incentive Award Plan (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-191216) with the Securities and Exchange Commission on September 17, 2013)*

10.5.1
First Amendment to the sTec, Inc. 2010 Incentive Award Plan, effective as of March 14, 2011 (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-191216) with the Securities and Exchange Commission on September 17, 2013)*

10.5.2
Second Amendment to the sTec, Inc. 2010 Incentive Award Plan, effective as of March 22, 2012 (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-191216) with the Securities and Exchange Commission on September 17, 2013)*

10.5.3
Simpletech, Inc. 2000 Stock Incentive Plan, as amended and restated through April 17, 2006 (Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-191216) with the Securities and Exchange Commission on September 17, 2013)*

10.6
Viviti Technologies Ltd. 2010 Equity Plan, as adopted on November 17, 2010 (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-180286) with the Securities and Exchange Commission on March 22, 2012)*

10.7
Viviti Technologies Ltd. 2010 Senior Executive Officer Equity Plan, as adopted on November 17, 2010 (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-180286) with the Securities and Exchange Commission on March 22, 2012)*

10.8	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.9
Amended and Restated Deferred Compensation Plan, amended and restated effective January 1, 2013 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.10
Form of Notice of Grant of Stock Option and Stock Option Agreement between Western Digital Corporation and John F. Coyne (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on October 28, 2011)*

10.11
Amended and Restated Employment Agreement, dated as of September 6, 2012, between Western Digital Corporation and Stephen D. Milligan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.12
Employment Agreement, dated March 7, 2011, between Western Digital Corporation and Timothy M. Leyden (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011)*

10.13
Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of August 7, 2012 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.14
Western Digital Corporation Executive Severance Plan, amended and restated as of February 16, 2012 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)*

10.15
Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.16
Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.17
Credit Agreement, dated as of March 8, 2012, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; the other lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner; and The Bank of Nova Scotia, Union Bank, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

10.17.1
Amendment No. 1 to Credit Agreement, dated as of August 23, 2013, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on October 29, 2013)

10.18
Credit Agreement, dated as of January 9, 2014, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; JPMorgan Chase Bank, N.A., as Administrative Agent; the other lenders party thereto; J.P. Morgan Securities LLC, as Sole Lead Arranger and Joint Bookrunner; HSBC Bank USA, N.A., Royal Bank of Canada, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on January 9, 2014)

10.19
Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011)

10.20
Investor Rights Agreement, dated as of March 8, 2012, between Western Digital Corporation and Hitachi, Ltd. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

10.20.1
Amendment No. 1 to Investor Rights Agreement, dated as of February 5, 2013, between Western Digital Corporation and Hitachi, Ltd. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 3, 2013)

10.20.2
Amendment No. 2 to Investor Rights Agreement, dated as of August 27, 2013, between Western Digital Corporation and Hitachi, Ltd. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on October 29, 2013)

10.20.3
Amendment No. 3 to Investor Rights Agreement, dated as of October 29, 2013, between Western Digital Corporation and Hitachi, Ltd. (Filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-3ASR (File No. 333-191987) with the Securities and Exchange Commission on October 30, 2013)

10.21
Letter Agreement regarding Investor Designee Compensation, between Western Digital Corporation and Hitachi, Ltd., dated as of August 14, 2013 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on October 29, 2013)*

10.22
Letter Agreement, dated November 15, 2011, between Western Digital Technologies, Inc. and SAE Magnetics (H.K.) Ltd. and its affiliates (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)≠

21	Subsidiaries of Western Digital Corporation†

23	Consent of Independent Registered Public Accounting Firm†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
_______________

†	Filed with this report.

**	Furnished with this report.

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