Form 10-Q
period 2014-10-03
WESTERN DIGITAL CORP
filed 2014-11-04
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 30, 2014, 232,201,114 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal first quarters ended October 3, 2014 and September 27, 2013 consisted of 14 weeks and 13 weeks, respectively. Fiscal year 2014 was comprised of 52 weeks and ended on June 27, 2014. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015. Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	October 3, 2014	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,159	$4,804
Short-term investments	222	284
Accounts receivable, net	1,915	1,989
Inventories	1,272	1,226
Other current assets	422	417
Total current assets	8,990	8,720
Property, plant and equipment, net	3,202	3,293
Goodwill	2,559	2,559
Other intangible assets, net	406	454
Other non-current assets	495	473
Total assets	$15,652	$15,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,016	$1,971
Accrued arbitration award	772	758
Accrued expenses	433	412
Accrued compensation	438	460
Accrued warranty	134	119
Current portion of long-term debt	125	125
Total current liabilities	3,918	3,845
Long-term debt	2,281	2,313
Other liabilities	490	499
Total liabilities	6,689	6,657
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 234 shares	3	3
Additional paid-in capital	2,285	2,331
Accumulated other comprehensive income (loss)	(14)	12
Retained earnings	8,394	8,066
Treasury stock — common shares at cost; 27 shares	(1,705)	(1,570)
Total shareholders’ equity	8,963	8,842
Total liabilities and shareholders’ equity	$15,652	$15,499
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	October 3, 2014	September 27, 2013
Revenue, net	$3,943	$3,804
Cost of revenue	2,794	2,705
Gross profit	1,149	1,099
Operating expenses:
Research and development	437	401
Selling, general and administrative	220	132
Charges related to arbitration award	14	13
Employee termination, asset impairment and other charges	9	11
Total operating expenses	680	557
Operating income	469	542
Other income (expense):
Interest income	4	3
Interest and other expense	(13)	(13)
Total other expense, net	(9)	(10)
Income before income taxes	460	532
Income tax provision	37	37
Net income	$423	$495
Income per common share:
Basic	$1.81	$2.10
Diluted	$1.76	$2.05
Weighted average shares outstanding:
Basic	234	236
Diluted	240	242
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	October 3, 2014	September 27, 2013
Net income	$423	$495
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on foreign exchange contracts	(26)	16
Other comprehensive income (loss)	(26)	16
Total comprehensive income	$397	$511
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	October 3, 2014	September 27, 2013
Cash flows from operating activities
Net income	$423	$495
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	289	312
Stock-based compensation	39	42
Deferred income taxes	10	(10)
Gain from insurance recovery	—	(65)
Loss on disposal of assets	4	—
Non-cash portion of employee termination, asset impairment and other charges	1	7
Changes in:
Accounts receivable, net	74	25
Inventories	(46)	(21)
Accounts payable	49	22
Accrued arbitration award	14	13
Accrued expenses	16	(52)
Accrued compensation	(22)	(65)
Other assets and liabilities	(24)	(23)
Net cash provided by operating activities	827	680
Cash flows from investing activities
Purchases of property, plant and equipment	(160)	(136)
Proceeds from sales and maturities of investments	166	—
Purchases of investments	(120)	—
Acquisitions, net of cash acquired	—	(263)
Other investing activities, net	(12)	39
Net cash used in investing activities	(126)	(360)
Cash flows from financing activities
Issuance of stock under employee stock plans	39	22
Taxes paid on vested stock awards under employee stock plans	(57)	(22)
Excess tax benefits from employee stock plans	20	7
Repurchases of common stock	(223)	(150)
Dividends paid to shareholders	(94)	(59)
Proceeds from debt, net of issuance costs	—	500
Repayment of debt	(31)	(58)
Net cash provided by (used in) financing activities	(346)	240
Net increase in cash and cash equivalents	355	560
Cash and cash equivalents, beginning of period	4,804	4,309
Cash and cash equivalents, end of period	$5,159	$4,869
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$63
Cash paid for interest	$12	$11
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$94	$59
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2014. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2014. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The Company's fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal year with the foregoing policy. The Company's fiscal first quarters ended October 3, 2014 and September 27, 2013 consisted of 14 weeks and 13 weeks, respectively. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015.
The Company acquired Virident Systems, Inc. ("Virident") on October 17, 2013, sTec, Inc. (“sTec”) on September 12, 2013, and VeloBit, Inc. ("VeloBit") on July 9, 2013. These acquisitions are further described in Note 11 below. In connection with the acquisitions, Virident, sTec and VeloBit became indirect wholly-owned subsidiaries of the Company. Virident, sTec and VeloBit’s results of operations since their respective dates of acquisition are included in the condensed consolidated financial statements.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	October 3, 2014	June 27, 2014
	(in millions)
Inventories:
Raw materials and component parts	$178	$168
Work-in-process	509	493
Finished goods	585	565
Total inventories	$1,272	$1,226
Property, plant and equipment:
Property, plant and equipment	$8,244	$8,123
Accumulated depreciation	(5,042)	(4,830)
Property, plant and equipment, net	$3,202	$3,293
Other intangible assets:
Other intangible assets	$980	$984
Accumulated amortization	(574)	(530)
Other intangible assets, net	$406	$454

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

	Three Months Ended
	October 3, 2014	September 27, 2013
Warranty accrual, beginning of period	$182	$187
Warranty liability assumed as a result of acquisition	—	3
Charges to operations	49	40
Utilization	(49)	(49)
Changes in estimate related to pre-existing warranties	19	14
Warranty accrual, end of period	$201	$195
The long-term portion of the warranty accrual classified in other liabilities was $67 million at October 3, 2014 and $63 million at June 27, 2014.
Investments
The following table summarizes, by major type, the fair value and cost basis of the Company’s investments as of October 3, 2014 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$203	$—	$203
U.S. Government agency securities	79	—	79
Commercial paper	119	—	119
Certificates of deposit	53	—	53
Total	$454	$—	$454

Short-term investments			$222
Included in other non-current assets			232
Total			$454

The fair value of the Company’s investments classified as available-for-sale securities at October 3, 2014, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year:	$222	$222
Due in one to five years:	232	232
Total	$454	$454

The following table summarizes, by major type, the fair value and cost basis of the Company’s investments as of June 27, 2014 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$180	$—	$180
U.S. Government agency securities	88	—	88
Commercial paper	165	—	165
Certificates of deposit	66	—	66
Total	$499	$—	$499

Short-term investments			$284
Included in other non-current assets			215
Total			$499

The fair value of the Company’s investments classified as available-for-sale securities at June 27, 2014, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year:	$284	$284
Due in one to five years:	215	215
Total	$499	$499

The Company determined no available-for-sale securities were other-than-temporarily impaired in the three months ended October 3, 2014. For more information on the Company's available-for-sale securities, see Note 7 below.

In addition, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the consolidated balance sheets and were not material to the condensed consolidated financial statements as of October 3, 2014 and June 27, 2014.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts. There were no unrealized gains or losses on the Company's available-for-sale securities or actuarial gains and losses related to pensions in the three months ended October 3, 2014. In addition, the income tax impact on components of other comprehensive income (loss) is immaterial for all periods presented.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended October 3, 2014 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 27, 2014	$7	$5	$12
Other comprehensive income (loss) before reclassifications	—	(22)	(22)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	(4)
Net current-period other comprehensive income (loss)	—	(26)	(26)
Balance at October 3, 2014	$7	$(21)	$(14)

The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended September 27, 2013 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2013	$11	$(46)	$(35)
Other comprehensive income (loss) before reclassifications	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—	27	27
Net current-period other comprehensive income	—	16	16
Balance at September 27, 2013	$11	$(30)	$(19)
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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended
	October 3, 2014	September 27, 2013
Net income	$423	$495
Weighted average shares outstanding:
Basic	234	236
Employee stock options and other	6	6
Diluted	240	242
Income per common share:
Basic	$1.81	$2.10
Diluted	$1.76	$2.05
Anti-dilutive potential common shares excluded*	—	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
On January 9, 2014, Western Digital Ireland, Ltd. (“WDI”) used existing cash to repay the outstanding term loan balance of $1.8 billion, and the Company, Western Digital Technologies, Inc. (“WDT”) and WDI entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT and a $1.5 billion revolving credit facility to WDT and WDI (the “Borrowers”). The revolving credit facility includes a $100 million sublimit for letters of credit and a $50 million sublimit for swing line loans. Subject to certain conditions, a Borrower may elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. The loans under the Credit Agreement have a five-year term. The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its material domestic subsidiaries, and the obligations of WDI under the Credit Agreement are also guaranteed by WDT.
As of October 3, 2014, no amounts were outstanding under the revolving credit facility and the term loan facility had an outstanding balance of $2.4 billion and a variable interest rate of 1.66%. The Company is required to make quarterly principal payments on the term loan facility totaling $94 million for the remainder of fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.
The Credit Agreement requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements, and customary events of default. As of October 3, 2014, the Company was in compliance with all covenants.
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
Intellectual Property Litigation
On June 20, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against WD, HGST, and one other company alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter began on July 18, 2011 and concluded on July 26, 2011 with a verdict against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. WD and HGST have filed post-trial motions challenging the verdict. On January 17, 2014, the Court denied the Company’s motion for judgment as a matter of law on invalidity. On May 20, 2014, the Court ordered supplemental briefing on post-trial motions related to infringement. Convolve and the Company filed their supplemental briefs on May 30, 2014 and June 6, 2014, respectively. Additional post-trial motions are pending, and the Company will evaluate its options for appeal after the Court rules on the remaining post-trial motions. The Company intends to continue to defend itself vigorously in this matter.
On August 1, 2011, plaintiff Guzik Technical Enterprises (“Guzik”) filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by Guzik allegedly relate to devices used to test hard disk drive heads and media. On November 30, 2013, WD entered into a settlement agreement for an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company recorded an accrual in the three months ended December 27, 2013. Guzik is disputing the enforceability of the agreement and on December 27, 2013, WD filed a motion to enforce the agreement. The Court heard oral argument on WD’s motion on January 23, 2014. The Court granted WD’s motion to enforce the settlement agreement on March 21, 2014. On April 14, 2014, Guzik filed a Notice of Appeal to the Federal Circuit. On June 17, 2014, Guzik filed its opening appellate brief. WD filed its appellate brief on August 14, 2014. On September 11, 2014, Guzik filed its reply brief in support of its opening appellate brief. WD intends to continue to defend itself vigorously in this matter.
On July 9, 2012, Siemens Aktiengesellschaft (“Siemens”) filed a complaint in German court against WD, Western Digital GmbH, and Digital River International, S.a.r.l. alleging patent infringement of European patent no. EP 674769, which claims an artificial antiferromagnetic (AAF) (aka, synthetic antiferromagnetic) structure for magneto-resistive sensors. On March 14-15, 2013, Western Digital GmbH filed a response of non-infringement and also filed a separate nullity action. Siemens separately served WD with the complaint on July 15, 2013. The patent expired on December 16, 2013 and, on March 10, 2014, Siemens withdrew its motion for injunctive relief. On March 7, 2014, Siemens extended the complaint including WDT as a defendant. On August 25, 2014, the parties reached a settlement agreement for an amount that is not material to the Company’s financial position, results of operations or cash flows, which the Company recorded in the three months ended October 3, 2014. On August 27, 2014, the Company withdrew the nullity action which was confirmed by the Federal Patent Court on August 29, 2014. On August 27, 2014 Siemens withdrew the infringement action which was confirmed by the infringement court on September 3, 2014. This matter is now closed.
On September 5, 2013, plaintiff Lake Cherokee Hard Drive Technologies, LLC (“Lake Cherokee”) filed a complaint in the Eastern District of Texas against: Marvell Asia PTE, Ltd., Samsung Semiconductor, Inc., Seagate Tech. LLC, Seagate Tech. Int’l., Toshiba Corp., Toshiba Am. Elec. Components, Toshiba Am. Inf. Sys., Inc., Toshiba Am. Inf. Equip. (Philippines), Inc., and WDT alleging infringement of US Patent Nos. 5,844,738 and 5,978,162. Lake Cherokee alleges that WDT’s hard disk drive products that contain Marvell read channel systems-on-a-chip (SOCs) infringe its ’738 and ’162 patents. The complaint seeks unspecified monetary damages, fees and costs. On April 3, 2014, Lake Cherokee and Marvell Semiconductor, Inc. (“MSI”) engaged in mediation which resulted in a settlement-in-principle on April 8, 2014. On April 21, 2014, Lake Cherokee and MSI filed a motion to stay deadlines while the parties finalized a settlement agreement. In this motion, Lake Cherokee and MSI represented to the Court that the settlement between Lake Cherokee and MSI will result in a with-prejudice dismissal of Lake Cherokee’s claims against each of the defendants, including WDT, with respect to their sale or use of Marvell chips. On April 23, 2014, the Court granted a stay of deadlines. The parties submitted a Joint Stipulation of Dismissal with Prejudice, and on September 5, 2014, the Court ordered that the Stipulation of Dismissal is granted and that the claims are dismissed with prejudice. This matter is now closed.
On September 25, 2013, plaintiff Lake Cherokee filed a complaint in the Eastern District of Texas against: Marvell Semiconductor, Inc., Marvell Asia PTE, Ltd., Dell Inc., and WDT alleging infringement of US Patent No. 5,583,706. Lake Cherokee alleges that WDT’s hard disk drive products that contain Marvell read channel systems-on-a-chip (SOCs) infringe its ’706 patent. The complaint seeks an injunction, unspecified monetary damages, fees and costs. On April 3, 2014, Lake Cherokee and MSI engaged in mediation which resulted in a settlement-in-principle on April 8, 2014. On April 21, 2014, Lake Cherokee and MSI filed a motion to stay deadlines while the parties finalized a settlement agreement. In this motion, Lake Cherokee and MSI represented to the Court that the settlement between Lake Cherokee and MSI will result in a with-prejudice dismissal of Lake Cherokee’s claims against each of the defendants, including WDT, with respect to their sale or use of Marvell chips. On April 23, 2014, the Court granted a stay of deadlines. The parties submitted a Joint Stipulation of Dismissal with Prejudice, and on August 27, 2014, the Court ordered that the Stipulation of Dismissal is granted and that the claims are dismissed with prejudice. This matter is now closed.

On March 24, 2014, plaintiff Steven F. Reiber (“Reiber”) filed a complaint in the Eastern District of California against the Company, alleging infringement of U.S. Patent Nos. 7,124,927 and 7,389,905. On September 16, 2014, Reiber filed an amended complaint in the Eastern District of California against the Company alleging infringement of three additional patents-U.S. Patent Nos. 6,935,548, 6,651,864, and 6,354,479. Reiber alleges that WD products (including hard disk drive heads, head gimbal assemblies, head stack assemblies and SSDs) infringe these patents based on the allegation that the manufacturing of these products involves the use of certain bonding tools (e.g., wire-bonding tips, capillary tips, and flip-chip handling tools) that have electrically “dissipative” properties, and which are used when bonding components, such as leads, wires and flip chips. The complaint seeks an injunction, unspecified monetary damages, interests, fees and costs. On September 30, 2014, the Company filed a motion to dismiss Reiber’s claims for induced infringement and contributory infringement. The parties' initial case management conference is set for February 5, 2015. The Company intends to defend itself vigorously in this matter.
On October 20, 2014, plaintiff SOTA Semiconductor LLC (“SOTA”) filed a complaint in the Central District of California against the Company, Marvell Semiconductor, Inc., Belkin International, Inc., Dell Inc., Hewlett-Packard Company, Hisense USA Corp., Konica Minolta Business Solutions U.S.A., Inc., Lenovo (United States) Inc., Netgear, Inc., Samsung Electronics America, Inc., and Seagate Technology LLC, alleging infringement of U.S. Patent No. 5,991,545 (“’545 patent”). SOTA alleges that the Company’s devices that incorporate Marvell Thumb Processors, including WD’s My Cloud EX2 network attached storage devices, which include model numbers WDBVKW0080JCH, WDBVKW0060JCH, WDBVKW0040JCH and WDBVKW0000NCH, infringe the ’545 patent. The complaint seeks unspecified monetary damages, interests, fees, costs and expenses. The Company intends to defend itself vigorously in this matter.

Seagate Matter
On October 4, 2006, plaintiff Seagate Technology LLC (“Seagate”) filed an action in the District Court of Hennepin County, Minnesota, naming as defendants WD and one of its now former employees previously employed by Seagate. The complaint in the action alleged claims based on supposed misappropriation of trade secrets and sought injunctive relief and unspecified monetary damages, interests, fees and costs. On June 19, 2007, WD’s former employee filed a demand for arbitration with the American Arbitration Association. A motion to stay the litigation as against all defendants and to compel arbitration of all Seagate’s claims was granted on September 19, 2007. On September 23, 2010, Seagate filed a motion to amend its claims and add allegations based on the supposed misappropriation of additional confidential information, and the arbitrator granted Seagate’s motion. The arbitration hearing commenced on May 23, 2011 and concluded on July 11, 2011.
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
On October 30, 2012, Seagate initiated an appeal of the Court’s decision with the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Minnesota Supreme Court granted the Company’s petition. The appeal before the Minnesota Supreme Court was fully briefed, and oral argument was held on February 5, 2014. On October 8, 2014, the Minnesota Supreme Court affirmed the decision of the Minnesota Court of Appeals; the Minnesota Supreme Court’s decision is not subject to appeal. As a result, on October 14, 2014, the Company paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 13, 2014. This amount was paid by one of the Company’s foreign subsidiaries using cash held outside of the United States.
Seagate disputes the method the Company used for calculating post-award interest. If not resolved, the interest dispute, which involves an amount that is not material to the Company's financial position, results of operations or cash flows, will be determined by the Minnesota courts.
Other Matters
On December 22, 2011 the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte), (“ZPÜ”), an organization consisting of several levy collecting societies, submitted a pleading to the Copyright Arbitration Board (“CAB”) in Munich claiming retroactive copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD from January 2008 through December 2010. The CAB was required to issue a settlement proposal within one year of the initiation of the action, failed to do so and requested the parties to consent to continue the deadline. WD declined to provide consent and, on February 1, 2013, WD filed a declaratory relief against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the court to determine the copyright levy issue. On May 21, 2013, ZPÜ filed a counter-claim against WD with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ on November 3, 2011. On May 22, 2014, oral argument on the pleadings occurred. A decision from the Higher Court is expected by January 15, 2015, which either party may appeal. WD intends to defend itself vigorously in this matter.

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

6. Income Taxes
The Company’s income tax provision for both the three months ended October 3, 2014 and September 27, 2013 was $37 million. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2015 through 2025 and the current year generation of income tax credits.
In the three months ended October 3, 2014, the Company recorded a net increase of $7 million in its liability for unrecognized tax benefits. As of October 3, 2014, the Company's liability for unrecognized tax benefits was approximately $307 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three months ended October 3, 2014.

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company’s federal income tax returns for fiscal years 2006 and 2007, and the Company and the IRS reached agreement with respect to all matters except on the proposed adjustments to income before income taxes relating to intercompany payable balances. The proposed adjustments relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of the Company’s fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which was acquired by the Company on September 5, 2007.  The Company anticipates that the IRS fieldwork will be completed in the fourth quarter of fiscal year 2015.  With respect to the 2008 and 2009 audit, the Company received a notice of proposed adjustment from the IRS relating to intercompany payable balances. The proposed adjustments to income before income taxes relating to intercompany payable balances for fiscal years 2006, 2007, 2008 and 2009 total approximately $200 million. The Company disagrees with the proposed adjustments, believes that its tax position is properly supported and will vigorously contest the position taken by the IRS. The IRS examined calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012, and completed the examination with no material adjustments.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of October 3, 2014, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 3, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,245	$—	$—	$1,245
Commercial paper	—	53	—	53
Total cash equivalents	1,245	53	—	1,298
Short-term investments:
U.S. Government agency securities	—	50	—	50
Commercial paper	—	119	—	119
Certificates of deposit	—	53	—	53
Total short-term investments	—	222	—	222
Long-term investments:
U.S. Treasury securities	—	203	—	203
U.S. Government agency securities	—	29	—	29
Total long-term investments	—	232	—	232
Total assets at fair value	$1,245	$507	$—	$1,752
Liabilities:
Foreign exchange contracts	$—	$24	$—	$24
Total liabilities at fair value	$—	$24	$—	$24
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

Certificates of Deposit. The Company’s certificates of deposit are investments which are held in custody by a third party and recorded within short-term investments in the condensed consolidated balance sheets. Certificates of deposit are valued using fixed interest rates.
Commercial Paper. The Company’s commercial paper securities are investment grade debt issued by corporations which are held in custody by a third party with original maturities of twelve months or less and are recorded within cash and cash equivalents or short-term investments in the condensed consolidated balance sheets depending on their original maturities. Commercial paper securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
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
U.S. Treasury Securities. The Company’s U.S. Treasury securities are direct obligations of the U.S. federal government, are held in custody by a third party and are recorded within long-term other assets in the condensed consolidated balance sheets. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Bank Acceptances. The Company’s bank acceptances are held in custody by a third party and recorded within cash and cash equivalents in the condensed consolidated balance sheets. Bank acceptances are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are classified within other current assets and liabilities in the condensed consolidated balance sheets. For contracts that have a right of offset by its individual counterparties under master netting arrangements, the Company presents its foreign exchange contracts on a net basis by counterparty in the condensed consolidated balance sheets. For more information on the Company's foreign exchange contracts, see Note 8. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates.
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.
8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of October 3, 2014, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three months ended October 3, 2014 and September 27, 2013.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The fair value and the changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three months ended October 3, 2014 and September 27, 2013.

As of October 3, 2014, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $21 million. In addition, as of October 3, 2014, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.0 billion and $1.0 billion, and closed $1.0 billion and $1.4 billion, in foreign exchange contracts in the three months ended October 3, 2014 and September 27, 2013, respectively. The fair value and balance sheet location of the Company's foreign exchange contracts as of October 3, 2014 and June 27, 2014 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	October 3, 2014		June 27, 2014		October 3, 2014		June 27, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current assets	$7	Accrued expenses	$24	Accrued expenses	$2
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of October 3, 2014 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$2	$(2)	$—
Financial liabilities	(26)	2	(24)
Total derivative instruments	$(24)	$—	$(24)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of June 27, 2014 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$9	$(2)	$7
Financial liabilities	(4)	2	(2)
Total derivative instruments	$5	$—	$5
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Loss Recognized in Accumulated OCI on Derivatives		Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Amount of (Gain) Loss Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Three Months Ended		Three Months Ended	Three Months Ended
	October 3, 2014	September 27, 2013		October 3, 2014	September 27, 2013
Foreign exchange contracts	$(22)	$(11)	Cost of revenue	$(4)	$27
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three months ended October 3, 2014 and September 27, 2013.

9. Stock-Based Compensation

Stock-based Compensation Expense
During the three months ended October 3, 2014, the Company recognized in expense $19 million for stock-based compensation related to the vesting of options issued under the Company’s stock plans and the ESPP, as compared to $21 million in the prior-year period. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $5 million in both the three months ended October 3, 2014 and September 27, 2013. As of October 3, 2014, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $145 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.3 years.
During the three months ended October 3, 2014, the Company recognized in expense $20 million for stock-based compensation related to the vesting of awards of RSUs issued under the Company's stock plans, as compared to $21 million in the prior-year period. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $5 million in the three months ended October 3, 2014, as compared to $4 million in the prior-year period. As of October 3, 2014, the aggregate unamortized fair value of all unvested RSUs was $179 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.9 years. RSUs include performance stock unit awards (“PSUs”). The effect of PSUs was immaterial to the condensed consolidated financial statements during the three months ended October 3, 2014 and September 27, 2013.
During both the three months ended October 3, 2014 and September 27, 2013, the Company recognized in expense $4 million related to adjustments to market value as well as the vesting of stock appreciation rights (“SARs”). The tax benefit realized as a result of the aforementioned SARs expense was $1 million in both the three months ended October 3, 2014 and September 27, 2013. The SARs will be settled in cash upon exercise. As a result, the Company had a total liability of $58 million and $61 million related to SARs included in accrued expenses in the condensed consolidated balance sheets, as of October 3, 2014 and June 27, 2014, respectively. As of October 3, 2014, total compensation cost related to unvested SARs issued to employees but not yet recognized was not material to the Company's consolidated statement of income.
Stock Option Activity
The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 27, 2014	10.1	$37.03
Granted	1.2	100.06
Exercised	(1.3)	31.04
Options outstanding at October 3, 2014	10.0	$45.16	4.7	$514
Exercisable at October 3, 2014	4.5	$32.19	3.3	$290
Vested and expected to vest after October 3, 2014	9.8	$44.56	4.7	$509
If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of October 3, 2014, the Company had options outstanding to purchase an aggregate of 8.7 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $514 million at that date. During the three months ended October 3, 2014, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $86 million, determined as of the date of exercise, as compared to $27 million in the prior-year period.

RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at June 27, 2014	3.7	$49.77
Granted	1.1	100.07
Vested	(1.5)	40.57
RSUs outstanding at October 3, 2014	3.3	70.88
Expected to vest after October 3, 2014	3.1	$70.38
The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $113 million in the three months ended October 3, 2014. These amounts are being recognized to expense over the corresponding vesting periods. The Company has assumed a forfeiture rate of 4.4% for the three months ended October 3, 2014, based on a historical analysis indicating forfeitures for these types of awards.
SARs Activity
The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of October 3, 2014, 0.7 million SARs were outstanding with a weighted average exercise price of $8.06. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three months ended October 3, 2014 and September 27, 2013.

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

	Three Months Ended
	October 3, 2014	September 27, 2013
Suboptimal exercise factor	2.51	2.06
Range of risk-free interest rates	0.11% to 2.16%	0.10% to 2.02%
Range of expected stock price volatility	0.24 to 0.47	0.31 to 0.50
Weighted average expected volatility	0.36	0.43
Post-vesting termination rate	1.25%	3.09%
Dividend yield	1.68%	1.58%
Fair value	$32.29	$24.00
The weighted average expected term of the Company’s stock options granted during the three months ended October 3, 2014 was 5.8 years, as compared to 5.0 years in the prior-year period.
Fair Value Disclosure — Black-Scholes-Merton Model
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP are granted on either June 1st or December 1st of each year. ESPP activity was immaterial to the condensed consolidated financial statements for the three months ended October 3, 2014 and September 27, 2013.

Stock Repurchase Program
Since May 18, 2012, the Company's Board of Directors has authorized $3.0 billion for the repurchase of its common stock and approved the extension of its stock repurchase program to September 13, 2017. The Company repurchased 2.2 million shares for a total cost of $223 million during the three months ended October 3, 2014. The remaining amount available to be purchased under the Company’s stock repurchase program as of October 3, 2014 was $931 million. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows and borrowings under the Company's Credit Agreement.
Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In the three months ended October 3, 2014, the Company declared a cash dividend of $0.40 per share of the Company’s common stock to shareholders of record as of October 3, 2014, totaling $94 million, which was paid on October 15, 2014. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three months ended October 3, 2014 and September 27, 2013. The expected long-term rate of return on the Japanese plan assets is 3.5%.
The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	October 3, 2014	June 27, 2014
Benefit obligation	$240	$255
Fair value of plan assets	(182)	(191)
Unfunded status	$58	$64
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	October 3, 2014	June 27, 2014
Current liabilities	$1	$1
Non-current liabilities	57	63
Net amount recognized	$58	$64

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three months ended October 3, 2014 and September 27, 2013. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $12 million in fiscal 2015.
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
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $506 million to goodwill. The values assigned to the acquired assets and liabilities were finalized during the three months ended June 27, 2014. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's condensed consolidated financial statements.
The final purchase price allocation for Virident was as follows (in millions):

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
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $89 million to goodwill. The values assigned to the acquired assets and liabilities were finalized during the three months ended October 3, 2014. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's condensed consolidated financial statements.
The final purchase price allocation for sTec was as follows (in millions):

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
12. Employee Termination, Asset Impairment and Other Charges

During the three months ended October 3, 2014, the Company recorded employee termination, asset impairment and other charges of $9 million in order to realign its operations with anticipated market demand, as compared to $11 million in the prior-year period. These charges were classified as operating expenses and included in Employee termination, asset impairment and other charges on the condensed consolidated statements of income.
13. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The new standard requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2013, which for the Company was the first quarter of fiscal 2015. The Company adopted this pronouncement in the first quarter of fiscal 2015. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which amends the guidance in former Accounting Standards Codification Topic 605, "Revenue Recognition", to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2016, which for the Company is the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures.

14. Subsequent Event

In relation to the Company’s litigation matter with Seagate, on October 8, 2014, the Minnesota Supreme Court affirmed the decision of the Minnesota Court of Appeals, and as a result, on October 14, 2014, the Company paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 13, 2014. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended June 27, 2014.
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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Quarterly Report on Form 10-Q, and any of those made in our other reports filed with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
Our Company

We are a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our product portfolio includes hard disk drives (“HDDs”) and solid-state drives ("SSDs"), direct attached storage solutions, personal cloud network attached storage solutions, and public and private cloud data center storage solutions. HDDs are our principal products and are today’s primary storage medium for digital content, with the use of solid-state storage products growing rapidly. Our products are marketed under the HGST, WD and G-Technology brand names.  We currently operate our global business through two independent subsidiaries due to regulatory requirements - HGST and WD.
First Quarter Overview
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for Virident, which was acquired on October 17, 2013, sTec, which was acquired on September 12, 2013, and VeloBit, which was acquired on July 9, 2013, are included in our operating results only after the respective dates of acquisition.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal first quarters ended October 3, 2014 and September 27, 2013 consisted of 14 weeks and 13 weeks, respectively. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015.
For the quarter ended October 3, 2014, we believe that overall hard drive industry shipments totaled approximately 147 million units, up 5% from the prior-year period and up 7% from the June quarter.
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Three Months Ended
	October 3, 2014		September 27, 2013
Net revenue	$3,943	100.0%	$3,804	100.0%
Gross profit	1,149	29.1	1,099	28.9
Total operating expenses	680	17.2	557	14.6
Operating income	469	11.9	542	14.2
Net income	423	10.7	495	13.0
The following is a summary of our financial performance for the first quarter of fiscal 2015:

•	Consolidated net revenue totaled $3.9 billion.

•
55% of our net revenue was derived from non-PC (personal computer) markets, which include enterprise applications, branded products and CE (consumer electronics) products, as compared to 53% in the prior-year period.

•	Net revenue derived from enterprise SSDs was $156 million as compared to $106 million in the prior-year period.

•	Hard drive unit shipments increased 3% from the prior-year period to 64.7 million units.

•	Gross margin increased to 29.1%, compared to 28.9% for the prior-year period.

•	Operating income was $469 million, a decrease of $73 million from the prior-year period.

•	We generated $827 million in cash flow from operations and we ended the quarter with $5.2 billion in cash and cash equivalents.
For the quarter ending January 2, 2015, we expect overall hard drive industry shipments and our revenue to decrease moderately as a result of a 13-week December quarter as compared to the 14-week September quarter.

Results of Operations
Net Revenue

	Three Months Ended
(in millions, except percentages and average selling price)	October 3, 2014	September 27, 2013	Percentage Change
Net revenue	$3,943	$3,804	4%
Average selling price (per unit)*	$58	$58	—%
Revenues by Geography (%)
Americas	27%	26%
Europe, Middle East and Africa	21	20
Asia	52	54
Revenues by Channel (%)
OEM	63%	64%
Distributors	24	24
Retailers	13	12
Unit Shipments*
PC	39.7	40.2
Non-PC	25.0	22.4
Total units shipped	64.7	62.6	3%

*	Based on sales of hard drive units only.
For the quarter ended October 3, 2014, net revenue was $3.9 billion, an increase of 4% from the prior-year period. This increase in revenue was primarily due to an increase in total hard drive shipments and an additional week of revenue due to a 14-week quarter. Total hard drive shipments increased to 64.7 million units for the quarter ended October 3, 2014 as compared to 62.6 million units in the prior-year period. For the quarter ended October 3, 2014, average selling price ("ASP") remained flat with the prior-year period at $58.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For the three months ended October 3, 2014, and September 27, 2013, Hewlett-Packard Company accounted for approximately 11% and 13% of our net revenue, respectively.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For the three months ended October 3, 2014, these programs represented 9% of gross revenues, as compared to 7% in the prior-year period. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.7% of quarterly gross revenue since the first quarter of fiscal 2013.

Gross Margin

	Three Months Ended
(in millions, except percentages)	October 3, 2014	September 27, 2013	Percentage Change
Net revenue	$3,943	$3,804	4%
Gross profit	1,149	1,099	5%
Gross margin	29.1%	28.9%
For the three months ended October 3, 2014, gross margin as a percentage of revenue increased to 29.1% as compared to 28.9% for the prior-year period. This increase was primarily due to a stronger, seasonal product mix and strength in our capacity enterprise business.

Operating Expenses

	Three Months Ended
(in millions, except percentages)	October 3, 2014	September 27, 2013	Percentage Change
R&D expense	$437	$401	9%
SG&A expense	220	132	67%
Charges related to arbitration award	14	13	8%
Employee termination, asset impairment and other charges	9	11	(18)%
Total operating expenses	$680	$557
Research and development (“R&D”) expense was $437 million for the three months ended October 3, 2014, an increase of $36 million from the prior-year period. This increase was primarily due to the inclusion of Virident and sTec's R&D expenses and an additional week of operating expenses due to a 14-week quarter. As a percentage of net revenue, R&D expense increased to 11.1% in the three months ended October 3, 2014, as compared to 10.5% in the prior-year period.
Selling, general and administrative (“SG&A”) expense was $220 million for the three months ended October 3, 2014, an increase of $88 million from the prior-year period. This increase was primarily due to the inclusion of Virident and sTec's SG&A expenses, an additional week of operating expenses due to a 14-week quarter and a $65 million flood-related insurance recovery in the prior-year period. SG&A expense as a percentage of net revenue increased to 5.6% in the three months ended October 3, 2014, as compared to 3.5% in the prior-year period.
During the three months ended October 3, 2014, we recorded $14 million of interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate Technology LLC ("Seagate") as compared to $13 million in the prior-year period. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the three months ended October 3, 2014, we recorded employee termination, asset impairment and other charges of $9 million in order to realign our operations with anticipated market demand as compared to $11 million in the prior-year period.

Other Income (Expense)
Interest income for the three months ended October 3, 2014 increased $1 million as compared to the prior-year period primarily due to a higher average daily invested cash balance for the period. Interest and other expense for the three months ended October 3, 2014 remained flat at $13 million when compared to the prior-year period.
Income Tax Provision
Our income tax provision for both the three months ended October 3, 2014 and September 27, 2013 was $37 million. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2015 through 2025 and the current year generation of income tax credits. For additional information, see Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Arbitration Award

In relation to our litigation matter with Seagate, on October 8, 2014, the Minnesota Supreme Court affirmed the decision of the Minnesota Court of Appeals, and as a result, on October 14, 2014, we paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 13, 2014. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
We ended the first quarter of fiscal 2015 with total cash and cash equivalents of $5.2 billion. The following table summarizes our statements of cash flows (in millions):

	Three months ended
	October 3, 2014	September 27, 2013
Net cash flow provided by (used in):
Operating activities	$827	$680
Investing activities	(126)	(360)
Financing activities	(346)	240
Net increase in cash and cash equivalents	$355	$560
Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. On January 9, 2014, Western Digital Ireland, Ltd. ("WDI")used existing cash to repay the outstanding term loan balance of $1.8 billion, and we, along with Western Digital Technologies, Inc. ("WDT") and WDI entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT, and a $1.5 billion revolving credit facility to WDT and WDI (the "Borrowers"). Subject to certain conditions, a Borrower may also elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. For additional information, refer to Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend, stock repurchase and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
A total of $4.0 billion and $3.5 billion of our cash and cash equivalents was held outside of the United States at October 3, 2014 and June 27, 2014, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. As described in the section "Arbitration Award" above, the amount of $773.4 million was paid on October 14, 2014 from one of our foreign subsidiaries using cash held outside the United States. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $827 million during the three months ended October 3, 2014. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $61 million for the three months ended October 3, 2014 as compared to $101 million used by working capital changes in the prior-year period.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	October 3, 2014	September 27, 2013
Days sales outstanding	48	43
Days in inventory	45	42
Days payables outstanding	(71)	(69)
Cash conversion cycle*	22	16

*	Cash conversion cycle for the first quarter of 2015 was calculated using 98 days as a result of a 14-week quarter.
For the three months ended October 3, 2014, our average days sales outstanding (“DSOs”) increased by 5 days, days in inventory (“DIOs”) increased by 3 days, and days payable outstanding (“DPOs”) increased by 2 days compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Cash used in investing activities for the three months ended October 3, 2014 was $126 million and consisted primarily of $160 million of capital expenditures, $120 million related to the purchase of investments and $12 million of other investing activities, offset by $166 million of proceeds from sales and maturities of investments. Cash used in investing activities for the three months ended September 27, 2013 was $360 million and consisted primarily of $263 million related to acquisitions, net of cash acquired and $136 million of capital expenditures, offset by a net $39 million for other investing activities, consisting of a flood-related insurance recovery and a strategic investment. For additional information on our cash equivalents and investments, refer to Part I, Item 1, Note 2 and 7 of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Financing Activities
Net cash used in financing activities for the three months ended October 3, 2014 was $346 million as compared to $240 million provided by financing activities in the prior-year period. Net cash used in financing activities for the three months ended October 3, 2014 consisted of $223 million used to repurchase shares of our common stock, $31 million used to make principal payments on the Credit Agreement and $94 million used to pay dividends on our common stock, offset by a net $2 million provided by employee stock plans. Net cash provided by financing activities for the three months ended September 27, 2013 consisted of $500 million of debt proceeds under the revolving credit facility and a net $7 million provided by employee stock plans, offset by $150 million used to repurchase shares of our common stock, $59 million used to pay dividends on our common stock and $58 million used to repay long-term debt.
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
Contractual Obligations and Commitments
Long-Term Debt — On January 9, 2014, Western Digital Ireland, Ltd. (“WDI”) used existing cash to repay the outstanding term loan balance of $1.8 billion, and we, in our capacity as the parent entity and guarantor, and the Borrowers, entered into the new Credit Agreement.
As of October 3, 2014, no amounts were outstanding under the revolving credit facility of the Credit Agreement and the term loan facility had an outstanding balance of $2.4 billion with a variable interest rate of 1.66%. We are required to make quarterly principal payments on the term loan facility totaling $94 million for the remainder of fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. For additional information, refer to Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended June 27, 2014, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
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
Unrecognized Tax Benefits — As of October 3, 2014, the cash portion of our total recorded liability for unrecognized tax benefits was $252 million. We estimate the timing of the future payments of these liabilities to be within the next one to eight years. For additional information, refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Stock Repurchase Program — We repurchased 2.2 million shares of our common stock for a total cost of $223 million during the three months ended October 3, 2014. Subsequent to October 3, 2014 and through November 4, 2014, we repurchased an additional 1.9 million shares of our common stock for a total cost of $175 million. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Dividend Policy — During the three months ended October 3, 2014, we declared a cash dividend of $0.40 per share of our common stock to our shareholders of record as of October 3, 2014, totaling $94 million, which we paid on October 15, 2014. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
We have prepared the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended June 27, 2014. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2014 for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
As of October 3, 2014, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Losses
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$211	$101.78	$(13)
Malaysian Ringgit	$259	$3.27	$(2)
Philippine Peso	$43	$44.17	$(1)
Singapore Dollar	$49	$1.25	$(1)
Thai Baht	$648	$32.64	$(4)
Fair value hedges:
British Pound Sterling	$6	$0.62	$—
Euro	$20	$0.79	$—
Japanese Yen	$118	$109.23	$—
Philippine Peso	$27	$44.75	$—
Thai Baht	$86	$32.51	$—

*	Expressed in units of foreign currency per U.S. dollar.

During the three months ended October 3, 2014, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
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
There has been no change in our internal control over financial reporting during the first fiscal quarter ended October 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Sales of computer systems, storage subsystems, gaming consoles and CE tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for our products. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially as a result of the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

Our sales to the CE, cloud computing, network attached storage (NAS), surveillance and enterprise markets, representing an increasing percentage of our overall revenue, may grow at a slower rate than current estimates, which could materially adversely impact our operating results.
The secular growth of digital data is resulting in a more diversified mix of revenue from the CE, cloud computing, NAS, surveillance and enterprise markets. As sales into these markets become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our inability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, these markets may be adversely affected by the following:

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
During the quarter ended October 3, 2014, 45% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
In addition to an external supply base, we also rely on an internal supply chain of heads, media and media substrate. Please see the risk factors entitled, “A fundamental change in storage technologies could result in significant increases in our costs and could put us at a competitive disadvantage” and “If we do not properly manage technology transitions, our competitiveness and operating results may be negatively affected” for a review of some of the risks related to our internal supply.

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
A fundamental change in storage technologies could result in significant increases in our costs and could put us at a competitive disadvantage.
Historically, when the industry experiences a fundamental change in storage technologies, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology fails to remain competitive. There are some revolutionary technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, heat-assisted magnetic recording, patterned magnetic media and advanced signal processing that if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage. As a result of these technology shifts, we could incur substantial costs in developing new technologies, such as heads, magnetic media, and tools to remain competitive. If we fail to successfully implement these new technologies, or if we are significantly slower than our competitors at implementing new technologies, we may not be able to offer products with capacities that our customers desire, which could harm our operating results.
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
Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with technology advancements. Newer storage technologies have successfully served mobility markets for products that cannot be serviced using traditional storage technologies. Advances in semiconductor technology have resulted in other emerging technologies that can be competitive with traditional storage technologies for high performance needs in advanced digital computing markets such as enterprise servers and storage. There can be no assurance that we will be successful in anticipating and developing new products for the PC and other storage markets in response to competing storage technologies. If our hard drive and solid state products fail to offer a superior value proposition to alternative storage products, we will be at a competitive disadvantage to companies using alternative technology and our business will suffer.

Our operations, and those of certain of our suppliers and customers, are concentrated in large, purpose-built facilities, subjecting us to substantial risk of damage or loss if operations at any of these facilities are disrupted.
As a result of our cost structure and strategy of vertical integration, we conduct our operations at large, high volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of a pandemic influenza, could impair the total volume of our products that we are able to manufacture or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other natural disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities, including access to or from these facilities by employees or logistics operators, would significantly affect our ability to manufacture or sell our products, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. For example, prior to the 2011 flooding in Thailand, all of WD's internal slider capacity and 60% of WD's hard drive manufacturing capacity was in Thailand. As a result of the flooding in Thailand, WD's facilities were inundated and temporarily shut down. During that period, WD's ability to manufacture hard drives was significantly constrained, adversely affecting WD's business, financial condition and results of operations. A significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture or sell our products, and our business, financial condition and results of operations could suffer.
Manufacturing and marketing our products globally subjects us to numerous risks.
We are subject to risks associated with our global manufacturing operations and global marketing efforts, as well as risks associated with our utilization of and reliance on contract manufacturers, including:

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
The continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the financial and insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which we, our suppliers or our customers operate. Additionally, it is uncertain what impact the reactions to such acts by various governmental agencies and security regulators worldwide will have on shipping costs. Acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption or delays of our manufacturing capabilities or shipments of our products, our business, operating results and financial condition could be adversely affected.
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
We are heavily dependent on our technology infrastructure to, among other functions, operate our factories, provide and sell our products and services, fulfill orders, manage inventory and bill, collect and make payments and we are subject to laws, rules and regulations in the U.S. and other countries relating to the collection, use and security of user data. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, cyber attacks such as computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as intentional or unintentional acts by employees. Computer programmers, hackers and others may be able to develop and deploy viruses, worms, and other malicious software programs or otherwise attack our products, to discover or exploit any security vulnerabilities or breach or compromise the security schemes of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.
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
As part of our growth strategy, we have completed, and we may continue to pursue, acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business. For example, we completed the acquisitions of VeloBit on July 9, 2013, sTec on September 12, 2013, and Virident on October 17, 2013. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations.
Please also see the risk factors above for specific risks and uncertainties regarding our acquisition of HGST.

Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.
We have entered into strategic relationships with various partners to reduce the risk associated with relying on external suppliers for technologies, components, equipment and materials for use in our product design and manufacturing. (Please see the risk factor entitled “Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results” for a further description of the risks associated with our reliance on external suppliers.) These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners’ interests or we may not be able to agree with partners on ongoing activities, or on the amount, timing or nature of further investments in our partnership

•	we may experience difficulties and delays in ramping production at, and transferring technology to, such partnerships;

•	our control over the operations of our partnerships is limited;

•	due to financial constraints, our partners may be unable to meet their commitments to us or may pose credit risks for our transactions with them;

•
due to differing business models or long-term business goals, our partners may decide not to join us in funding capital investment by our partnerships, which may result in higher levels of cash expenditures by us;

•	we may experience difficulties or delays in collecting amounts due to us from our partners;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our partners.

If our strategic relationships are unsuccessful, our business, results of operations or financial condition may be adversely affected.

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
The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part I, Item 1, Note 5 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, in relation to our litigation matter with Seagate, on October 8, 2014, the Minnesota Supreme Court affirmed the decision of the Minnesota Court of Appeals, and as a result on October 14, 2014, we paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 13, 2014.
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

The costs of compliance with state, federal and international legal and regulatory requirements, such as environmental, labor, trade, health, safety, anti-corruption and tax regulations, customers’ standards of corporate citizenship, and industry and coalition standards, such as those established by the Electronics Industry Citizenship Coalition, could cause an increase in our operating costs.
We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade, health, safety, anti-corruption and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our suppliers and partners timely comply with such laws and regulations, which may result in an increase in our operating costs. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products. In addition, climate change and financial reform legislation is a significant topic of discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future. If we or our suppliers or partners fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or legal liability and reputational damage, which would have a materially adverse effect on our business, financial condition and operating results.
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
In August 2012, the SEC adopted new rules establishing diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. These rules require us to determine and report annually whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country, the first such report was due on June 2, 2014. These rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. To the extent that proposed conflict minerals legislation is adopted by the European Commission or Canada, these risks could increase.
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
Our most recent evaluation resulted in our conclusion that as of October 3, 2014, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases by us of shares of our common stock during the quarter ended October 3, 2014:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Jun. 28, 2014—Jul. 25, 2014	—	$—	—	$1,154
Jul. 26, 2014—Aug. 29, 2014	2.0	$101.25	2.0	$951
Aug. 30, 2014—Oct. 3, 2014	0.2	$97.82	0.2	$931
Total	2.2	$100.94	2.2	$931

(1)
Since May 18, 2012, the Company's Board of Directors has authorized $3.0 billion for the repurchase of our common stock and approved the extension of our stock repurchase program to September 13, 2017. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index (following the signature page of the Quarterly Report on Form 10-Q) are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q, as specified in the Exhibit List, from exhibits previously filed with the Securities and Exchange Commission. Certain agreements listed in the Exhibit List that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

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

10.1	Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of September 11, 2014†*
10.2	Offer Letter, dated August 14, 2014, to Olivier C. Leonetti†*
10.3	Separation and General Release Agreement, dated August 25, 2014, between Western Digital Corporation and Timothy M. Leyden†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
† Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
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

/s/ OLIVIER C. LEONETTI
Olivier C. Leonetti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 4, 2014