Form 10-Q
period 2015-01-02
WESTERN DIGITAL CORP
filed 2015-02-10
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on February 5, 2015, 231,031,533 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal second quarters ended January 2, 2015 and December 27, 2013 both consisted of 13 weeks. Fiscal year 2014 was comprised of 52 weeks and ended on June 27, 2014. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015. Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
WDC, a Delaware corporation, is the parent company of our storage business, which operates under two independent subsidiaries – HGST and WD. Our principal executive offices are located at 3355 Michelson Drive, Suite 100, Irvine, California 92612. Our telephone number is (949) 672-7000 and our website is www.westerndigital.com. The information on our website is not incorporated in this Quarterly Report on Form 10-Q.
Western Digital, WD and the WD logo are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	January 2, 2015	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,902	$4,804
Short-term investments	241	284
Accounts receivable, net	1,880	1,989
Inventories	1,282	1,226
Other current assets	355	417
Total current assets	8,660	8,720
Property, plant and equipment, net	3,099	3,293
Goodwill	2,566	2,559
Other intangible assets, net	359	454
Other non-current assets	455	473
Total assets	$15,139	$15,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,071	$1,971
Accrued arbitration award	—	758
Accrued expenses	496	412
Accrued compensation	451	460
Accrued warranty	146	119
Current portion of long-term debt	125	125
Total current liabilities	3,289	3,845
Long-term debt	2,250	2,313
Other liabilities	518	499
Total liabilities	6,057	6,657
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 232 and 234 shares, respectively	3	3
Additional paid-in capital	2,318	2,331
Accumulated other comprehensive income (loss)	(32)	12
Retained earnings	8,738	8,066
Treasury stock — common shares at cost; 29 and 27 shares, respectively	(1,945)	(1,570)
Total shareholders’ equity	9,082	8,842
Total liabilities and shareholders’ equity	$15,139	$15,499
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Revenue, net	$3,888	$3,972	$7,831	$7,776
Cost of revenue	2,778	2,816	5,572	5,521
Gross profit	1,110	1,156	2,259	2,255
Operating expenses:
Research and development	426	416	863	817
Selling, general and administrative	164	226	384	358
Charges related to arbitration award	1	13	15	26
Employee termination, asset impairment and other charges	53	23	62	34
Total operating expenses	644	678	1,324	1,235
Operating income	466	478	935	1,020
Other income (expense):
Interest income	4	3	8	6
Interest and other expense	(12)	(14)	(25)	(27)
Total other expense, net	(8)	(11)	(17)	(21)
Income before income taxes	458	467	918	999
Income tax provision	20	37	57	74
Net income	$438	$430	$861	$925
Income per common share:
Basic	$1.88	$1.82	$3.70	$3.92
Diluted	$1.84	$1.77	$3.60	$3.81
Weighted average shares outstanding:
Basic	233	236	233	236
Diluted	238	243	239	243
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Net income	$438	$430	$861	$925
Other comprehensive loss, net of tax:
Net unrealized loss on foreign exchange contracts	(18)	(30)	(44)	(14)
Other comprehensive loss	(18)	(30)	(44)	(14)
Total comprehensive income	$420	$400	$817	$911
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	January 2, 2015	December 27, 2013
Cash flows from operating activities
Net income	$861	$925
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	579	629
Stock-based compensation	80	84
Deferred income taxes	31	(39)
Gain from insurance recovery	(37)	(65)
Loss on disposal of assets	12	29
Non-cash portion of employee termination, asset impairment and other charges	19	9
Changes in:
Accounts receivable, net	109	(145)
Inventories	(56)	(66)
Accounts payable	94	86
Accrued arbitration award	(758)	26
Accrued expenses	70	(36)
Accrued compensation	(9)	3
Other assets and liabilities	75	(34)
Net cash provided by operating activities	1,070	1,406
Cash flows from investing activities
Purchases of property, plant and equipment	(306)	(306)
Proceeds from sale of property, plant and equipment	7	—
Proceeds from sales and maturities of investments	630	—
Purchases of investments	(595)	—
Acquisitions, net of cash acquired	(6)	(823)
Other investing activities, net	16	4
Net cash used in investing activities	(254)	(1,125)
Cash flows from financing activities
Issuance of stock under employee stock plans	112	97
Taxes paid on vested stock awards under employee stock plans	(59)	(24)
Excess tax benefits from employee stock plans	11	25
Repurchases of common stock	(532)	(300)
Dividends paid to shareholders	(187)	(118)
Proceeds from debt	—	500
Repayment of debt	(63)	(115)
Net cash provided by (used in) financing activities	(718)	65
Net increase in cash and cash equivalents	98	346
Cash and cash equivalents, beginning of period	4,804	4,309
Cash and cash equivalents, end of period	$4,902	$4,655
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$(45)	$122
Cash paid for interest	$23	$24
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$93	$71
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2014. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2014. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The Company's fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal year with the foregoing policy. The Company's fiscal second quarters ended January 2, 2015 and December 27, 2013 both consisted of 13 weeks. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	January 2, 2015	June 27, 2014
	(in millions)
Inventories:
Raw materials and component parts	$154	$168
Work-in-process	510	493
Finished goods	618	565
Total inventories	$1,282	$1,226
Property, plant and equipment:
Property, plant and equipment	$8,353	$8,123
Accumulated depreciation	(5,254)	(4,830)
Property, plant and equipment, net	$3,099	$3,293
Other intangible assets:
Other intangible assets	$983	$984
Accumulated amortization	(624)	(530)
Other intangible assets, net	$359	$454

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

	Three Months Ended		Six Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Warranty accrual, beginning of period	$201	$195	$182	$187
Warranty liability assumed as a result of acquisition	—	1	—	4
Charges to operations	50	44	99	84
Utilization	(44)	(57)	(93)	(106)
Changes in estimate related to pre-existing warranties	16	7	35	21
Warranty accrual, end of period	$223	$190	$223	$190
The long-term portion of the warranty accrual classified in other liabilities was $77 million as of January 2, 2015 and $63 million as of June 27, 2014.
Investments
The following table summarizes, by major type, the fair value and cost basis of the Company’s investments as of January 2, 2015 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$159	$—	$159
U.S. Government agency securities	126	—	126
Commercial paper	154	—	154
Certificates of deposit	26	—	26
Total	$465	$—	$465

Short-term investments			$241
Included in other non-current assets			224
Total			$465

The fair value of the Company’s investments classified as available-for-sale securities at January 2, 2015, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year:	$241	$241
Due in one to five years:	224	224
Total	$465	$465

The following table summarizes, by major type, the fair value and cost basis of the Company’s investments as of June 27, 2014 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$180	$—	$180
U.S. Government agency securities	88	—	88
Commercial paper	165	—	165
Certificates of deposit	66	—	66
Total	$499	$—	$499

Short-term investments			$284
Included in other non-current assets			215
Total			$499

The fair value of the Company’s investments classified as available-for-sale securities as of June 27, 2014, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year:	$284	$284
Due in one to five years:	215	215
Total	$499	$499

The Company determined no available-for-sale securities were other-than-temporarily impaired in the three and six months ended January 2, 2015. For more information on the Company's available-for-sale securities, see Note 7 below.

In addition, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the consolidated balance sheets and were not material to the condensed consolidated financial statements as of January 2, 2015 and June 27, 2014.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts. There were no unrealized gains or losses on the Company's available-for-sale securities or actuarial gains and losses related to pensions in the six months ended January 2, 2015. In addition, the income tax impact on components of other comprehensive income (loss) is immaterial for all periods presented.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended January 2, 2015 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 27, 2014	$7	$5	$12
Other comprehensive income (loss) before reclassifications	—	(57)	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13	13
Net current-period other comprehensive income (loss)	—	(44)	(44)
Balance at January 2, 2015	$7	$(39)	$(32)

The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended December 27, 2013 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2013	$11	$(46)	$(35)
Other comprehensive income (loss) before reclassifications	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	(3)
Net current-period other comprehensive income (loss)	—	(14)	(14)
Balance at December 27, 2013	$11	$(60)	$(49)
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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Net income	$438	$430	$861	$925
Weighted average shares outstanding:
Basic	233	236	233	236
Employee stock options and other	5	7	6	7
Diluted	238	243	239	243
Income per common share:
Basic	$1.88	$1.82	$3.70	$3.92
Diluted	$1.84	$1.77	$3.60	$3.81
Anti-dilutive potential common shares excluded*	1	2	2	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
On January 9, 2014, Western Digital Ireland, Ltd. (“WDI”) used existing cash to repay the outstanding term loan balance of $1.8 billion under its previous credit agreement, dated March 8, 2012, and the Company, Western Digital Technologies, Inc. (“WDT”) and WDI entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT and a $1.5 billion revolving credit facility to WDT and WDI (the “Borrowers”). The revolving credit facility includes a $100 million sublimit for letters of credit and a $50 million sublimit for swing line loans. Subject to certain conditions, a Borrower may elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. The loans under the Credit Agreement have a five-year term. The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its material domestic subsidiaries, and the obligations of WDI under the Credit Agreement are also guaranteed by WDT.
As of January 2, 2015, no amounts were outstanding under the revolving credit facility and the term loan facility had an outstanding balance of $2.4 billion and a variable interest rate of 1.66%. The Company is required to make quarterly principal payments on the term loan facility totaling $63 million for the remainder of fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.
The Credit Agreement requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements, and customary events of default. As of January 2, 2015, the Company was in compliance with all covenants.
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
Solely for purposes of this note, “WD” refers to Western Digital Corporation or one or more of its subsidiaries excluding HGST prior to the HGST Closing Date. HGST refers to Hitachi Global Storage Technologies Holdings Pte. Ltd. or one or more of its subsidiaries as of the HGST Closing Date, and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST.
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
On August 1, 2011, plaintiff Guzik Technical Enterprises (“Guzik”) filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. The complaint seeks injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by Guzik allegedly relate to devices used to test hard disk drive heads and media. On November 30, 2013, WD entered into a settlement agreement for an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company recorded an accrual. Guzik is disputing the enforceability of the agreement and on December 27, 2013, WD filed a motion to enforce the agreement. The Court heard oral argument on WD’s motion on January 23, 2014. The Court granted WD’s motion to enforce the settlement agreement on March 21, 2014. On April 14, 2014, Guzik filed a Notice of Appeal to the Federal Circuit. On June 17, 2014, Guzik filed its opening appellate brief. WD filed its appellate brief on August 14, 2014. On September 11, 2014, Guzik filed its reply brief in support of its opening appellate brief. On January 7, 2015, the Federal Circuit heard oral argument on Guzik’ s appeal and on January 9, 2015, the Federal Circuit affirmed the Court’s decision granting WD’s motion to enforce the settlement agreement. WD intends to continue to defend itself vigorously in this matter.

On March 24, 2014, plaintiff Steven F. Reiber (“Reiber”) filed a complaint in the Eastern District of California against the Company, alleging infringement of U.S. Patent Nos. 7,124,927 and 7,389,905. On September 16, 2014, Reiber filed an amended complaint in the Eastern District of California against the Company alleging infringement of three additional patents-U.S. Patent Nos. 6,935,548, 6,651,864, and 6,354,479. Reiber alleges that WD products (including hard disk drive heads, head gimbal assemblies, head stack assemblies and SSDs) infringe these patents based on the allegation that the manufacturing of these products involves the use of certain bonding tools (e.g., wire-bonding tips, capillary tips, and flip-chip handling tools) that have electrically “dissipative” properties, and which are used when bonding components, such as leads, wires and flip chips. The complaint seeks an injunction, unspecified monetary damages, interests, fees and costs. On September 30, 2014, the Company filed a motion to dismiss Reiber’s claims for induced infringement and contributory infringement. Oral argument on the Company’s motion to dismiss occurred on January 16, 2015. The parties' initial case management conference is set for April 16, 2015. The Company intends to defend itself vigorously in this matter.
On October 20, 2014, plaintiff SOTA Semiconductor LLC (“SOTA”) filed a complaint in the Central District of California against the Company, Marvell Semiconductor, Inc., Belkin International, Inc., Dell Inc., Hewlett-Packard Company, Hisense USA Corp., Konica Minolta Business Solutions U.S.A., Inc., Lenovo (United States) Inc., Netgear, Inc., Samsung Electronics America, Inc., and Seagate Technology LLC, alleging infringement of U.S. Patent No. 5,991,545 (“’545 patent”). SOTA alleges that the Company’s devices that incorporate Marvell Thumb Processors, including WD’s My Cloud EX2 network attached storage devices, which include model numbers WDBVKW0080JCH, WDBVKW0060JCH, WDBVKW0040JCH and WDBVKW0000NCH, infringe the ’545 patent. The complaint seeks unspecified monetary damages, interests, fees, costs and expenses. On December 12, 2014, the Company filed an answer and counterclaims to SOTA’s complaint. The Company intends to defend itself vigorously in this matter.
Seagate Matter
On October 4, 2006, plaintiff Seagate Technology LLC ("Seagate") filed an action in the District Court of Hennepin County, Minnesota, naming as defendants WD and one of its now former employees previously employed by Seagate. The complaint in the action alleged claims based on misappropriation of trade secrets and sought injunctive relief and unspecified monetary damages, interest, fees and costs. On June 19, 2007, WD’s former employee filed a demand for arbitration with the American Arbitration Association.
On January 23, 2012, the arbitrator issued a total final award, including pre-award interest of $630.4 million. On January 23, 2012, WD filed a petition in the District Court of Hennepin County, Minnesota to have the final arbitration award vacated, and, on October 12, 2012, the District Court of Hennepin County, Minnesota vacated, in full, the $630.4 million final arbitration award, ordering that a rehearing be held concerning the alleged trade secret claims before a new arbitrator.
Seagate appealed the District Court decision to the Minnesota Court of Appeals. On July 22, 2013, the Minnesota Court of Appeals reversed the District Court’s decision and remanded for entry of an order and judgment confirming the arbitration award. On August 20, 2013, the Company filed a petition for review with the Minnesota Supreme Court and, on October 15, 2013, the Minnesota Supreme Court granted the Company’s petition. On October 8, 2014, the Minnesota Supreme Court affirmed the decision of the Minnesota Court of Appeals. Because the Minnesota Supreme Court’s decision is not subject to appeal, on October 14, 2014, the Company paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 13, 2014. This amount was paid during the quarter ended January 2, 2015 by one of the Company’s foreign subsidiaries using cash held outside of the United States.
Seagate disputes the method the Company used for calculating post-award interest and contends that the Company owes Seagate approximately $28.9 million in additional interest. The Company denies Seagate’s contention and believes it calculated interest properly in accordance with the arbitration award. On November 12, 2014, the Company filed a motion with the District Court seeking an order declaring that WD has paid to Seagate all amounts due under the arbitration award, including all pre-award and post-award interest, and all costs and disbursements assessed by the Minnesota Court of Appeals and the Minnesota Supreme Court. On December 23, 2014, Seagate filed a cross-motion seeking entry of judgment in the amount of $28.9 million, plus daily interest from October 15, 2014 until the date any judgment is paid. Both parties’ motions were fully briefed and, on January 9, 2015, the Court heard oral argument on both motions. The Court has not yet ruled on the matter.
Other Matters
On December 22, 2011, the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte), (“ZPÜ”), an organization consisting of several levy collecting societies, instituted arbitration proceedings against Western Digital's German subsidiary ("WD Germany") before to the Copyright Arbitration Board (“CAB”) claiming copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany from January 2008 through December 2010.  The CAB, which was required to issue a settlement proposal within one year of the initiation of the action, failed to do so and requested the parties consent to continue the deadline.  WD Germany declined to provide consent and, on February 1, 2013, WD Germany filed a declaratory relief action against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the court to determine the copyright levy issue.  On May 21, 2013, ZPÜ filed a counter-claim against WD Germany with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives (collectively, "Covered Products") sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ on November 3, 2011. On May 22, 2014, oral argument on the pleadings occurred.  On January 15, 2015, the Higher Court ruled in favor of ZPÜ. In its ruling, the Higher Court declared that WD Germany must pay certain levies on certain WD products which it sold in Germany between January 1, 2008 and December 31, 2010. The judgment specifies levy amounts on certain WD products sold from 2008 to 2010 and directs WD Germany to provide applicable sales data to the ZPÜ. The exact amount of the judgment has not been determined. WD Germany intends to appeal this decision to the German Federal Court of Justice and defend itself vigorously in this matter.
On December 11, 2014, ZPÜ submitted a pleading to the CAB seeking copyright levies for Covered Products sold by WD or introduced into commerce in Germany from January 1, 2012 to December 31, 2013. WD Germany intends to defend itself vigorously in this matter.
In the three months ended January 2, 2015, the Company recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows.  It is reasonably possible that the Company may incur losses totaling up to $90 million, including the amount accrued.
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

6. Income Taxes
The Company’s income tax provision for the three and six months ended January 2, 2015 was $20 million and $57 million, respectively, as compared to $37 million and $74 million in the respective prior-year periods. The Company's tax provision for both the three and six months ended January 2, 2015 reflects a tax benefit of $16 million as a result of the retroactive extension of the U.S. Federal R&D tax credit that was signed into law on December 19, 2014. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2015 through 2025 and the current year generation of income tax credits.
In the three months ended January 2, 2015, the Company recorded a net increase of $9 million in its liability for unrecognized tax benefits. In the six months ended January 2, 2015, the Company recorded a net increase of $16 million in its liability for unrecognized tax benefits. As of January 2, 2015, the Company's liability for unrecognized tax benefits was approximately $316 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three months and six months ended January 2, 2015.

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company's federal income tax returns for fiscal years 2006 and 2007, and the Company and the IRS reached agreement with respect to all matters except on the proposed adjustments to income before income taxes relating to intercompany payable balances. The proposed adjustments relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of the Company’s fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which was acquired by the Company on September 5, 2007.  The Company anticipates that the IRS fieldwork will be completed in the fourth quarter of fiscal year 2015.  With respect to the 2008 and 2009 audit, the Company received a notice of proposed adjustment from the IRS relating to intercompany payable balances. The proposed adjustments to income before income taxes relating to intercompany payable balances for fiscal years 2006, 2007, 2008 and 2009 total approximately $200 million. The Company disagrees with the proposed adjustments, believes that its tax position is properly supported and will vigorously contest the position taken by the IRS. The IRS examined calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012, and completed the examination with no material adjustments.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of January 2, 2015, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 2, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,677	$—	$—	$1,677
U.S. Government agency securities	—	15	—	15
Commercial paper	—	20	—	20
Total cash equivalents	1,677	35	—	1,712
Short-term investments:
U.S. Government agency securities	—	61	—	61
Commercial paper	—	154	—	154
Certificates of deposit	—	26	—	26
Total short-term investments	—	241	—	241
Long-term investments:
U.S. Treasury securities	—	159	—	159
U.S. Government agency securities	—	65	—	65
Total long-term investments	—	224	—	224
Total assets at fair value	$1,677	$500	$—	$2,177
Liabilities:
Foreign exchange contracts	$—	$45	$—	$45
Total liabilities at fair value	$—	$45	$—	$45

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
U.S. Government Agency Securities. The Company’s U.S. Government agency securities are investments in fixed income securities sponsored by the U.S. Government and are held in custody by a third party and recorded within cash and cash equivalents, short-term investments or other non-current assets in the condensed consolidated balance sheets depending on their original maturities. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
U.S. Treasury Securities. The Company’s U.S. Treasury securities are direct obligations of the U.S. federal government, are held in custody by a third party and are recorded within other non-current assets in the condensed consolidated balance sheets. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
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
8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of January 2, 2015, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and six months ended January 2, 2015 and December 27, 2013.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective as of January 2, 2015 and June 27, 2014. The changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three and six months ended January 2, 2015 and December 27, 2013.
As of January 2, 2015, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $39 million. In addition, as of January 2, 2015, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.0 billion and $2.0 billion, and closed $1.1 billion and $2.1 billion, in foreign exchange contracts in the three and six months ended January 2, 2015, respectively. In addition, the Company opened $1.7 billion and $2.7 billion and closed $1.3 billion and $2.7 billion, in foreign exchange contracts in the three and six months ended December 27, 2013, respectively. The fair value and balance sheet location of the Company's foreign exchange contracts as of January 2, 2015 and June 27, 2014 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	January 2, 2015		June 27, 2014		January 2, 2015		June 27, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current assets	$7	Accrued expenses	$45	Accrued expenses	$2
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of January 2, 2015 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$1	$(1)	$—
Financial liabilities	(46)	1	(45)
Total derivative instruments	$(45)	$—	$(45)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of June 27, 2014 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$9	$(2)	$7
Financial liabilities	(4)	2	(2)
Total derivative instruments	$5	$—	$5
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Loss Recognized in Accumulated OCI on Derivatives				Location of (Gain) Loss Reclassified from Accumulated OCI into Income	Amount of (Gain) Loss Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	January 2, 2015		December 27, 2013			January 2, 2015		December 27, 2013
Foreign exchange contracts	$(35)	$(57)	$—	$(11)	Cost of revenue	$(17)	$(13)	$30	$3
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and six months ended January 2, 2015 and December 27, 2013.

9. Stock-Based Compensation

Stock-Based Compensation Expense
During the three and six months ended January 2, 2015, the Company recognized in expense $18 million and $37 million, respectively, for stock-based compensation related to the vesting of options issued under the Company’s stock plans and the ESPP, as compared to $24 million and $45 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $7 million and $12 million in the three and six months ended January 2, 2015, respectively, as compared to $6 million and $11 million in the three and six months ended December 27, 2013, respectively. As of January 2, 2015, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $129 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.2 years.
During the three and six months ended January 2, 2015, the Company recognized in expense $23 million and $43 million, respectively, for stock-based compensation related to the vesting of awards of RSUs issued under the Company's stock plans, as compared to $18 million and $39 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $6 million and $11 million in the three and six months ended January 2, 2015, respectively, as compared to $5 million and $9 million in the three and six months ended December 27, 2013, respectively. As of January 2, 2015, the aggregate unamortized fair value of all unvested RSUs was $157 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.7 years. RSUs include performance stock unit awards (“PSUs”). The effect of PSUs was immaterial to the condensed consolidated financial statements in the three and six months ended January 2, 2015 and December 27, 2013.
During the three and six months ended January 2, 2015, the Company recognized in expense $8 million and $12 million, respectively, related to adjustments to market value as well as the vesting of stock appreciation rights (“SARs”), as compared to $20 million and $24 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned SARs expense was $2 million and $3 million in the three and six months ended January 2, 2015, respectively, as compared to $4 million and $5 million in the three and six months ended December 27, 2013, respectively. The SARs will be settled in cash upon exercise. As a result, the Company had a total liability of $63 million related to SARs included in accrued expenses in the condensed consolidated balance sheet as of January 2, 2015. As of January 2, 2015, total compensation cost related to unvested SARs issued to employees but not yet recognized was not material to the Company's consolidated statement of income.

Stock Option Activity
The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 27, 2014	10.1	$37.03
Granted	1.2	100.06
Exercised	(1.3)	31.04
Options outstanding at October 3, 2014	10.0	45.16
Exercised	(1.1)	32.14
Canceled or expired	(0.1)	32.53
Options outstanding at January 2, 2015	8.8	$47.01	4.4	$564
Exercisable at January 2, 2015	4.0	$32.98	3.1	$314
Vested and expected to vest after January 2, 2015	8.6	$46.41	4.4	$558
If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of January 2, 2015, the Company had options outstanding to purchase an aggregate of 8.8 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $564 million at that date. During the three and six months ended January 2, 2015, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $76 million and $163 million, respectively, determined as of the date of exercise, as compared to $80 million and $107 million in the respective prior-year periods.
RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at June 27, 2014	3.7	$49.77
Granted	1.1	100.07
Vested	(1.5)	40.57
RSUs outstanding at October 3, 2014	3.3	70.88
Granted*	—	101.27
Vested	(0.1)	48.25
RSUs outstanding at January 2, 2015	3.2	72.15
Expected to vest after January 2, 2015	3.0	$71.69

*	Shares granted were immaterial for rounding purposes.
The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $3 million and $116 million in the three and six months ended January 2, 2015, respectively. These amounts are being recognized to expense over the corresponding vesting periods. The Company has assumed a forfeiture rate of 4.3% and 4.4% for the three and six months ended January 2, 2015, respectively, based on a historical analysis indicating forfeitures for these types of awards.

SARs Activity
The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of January 2, 2015, 0.6 million SARs were outstanding with a weighted average exercise price of $8.11. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three and six months ended January 2, 2015.

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

	Three Months Ended		Six Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Suboptimal exercise factor	2.59	2.20	2.51	2.06
Range of risk-free interest rates	0.25% to 1.92%	0.12% to 2.44%	0.11% to 2.16%	0.10% to 2.44%
Range of expected stock price volatility	0.23 to 0.46	0.29 to 0.49	0.23 to 0.47	0.29 to 0.50
Weighted average expected volatility	0.35	0.41	0.36	0.43
Post-vesting termination rate	1.69%	3.18%	1.25%	3.09%
Dividend yield	1.45%	1.45%	1.68%	1.58%
Fair value	$31.96	$25.29	$32.29	$24.03
The weighted average expected term of the Company’s stock options granted during the three and six months ended January 2, 2015 was 6.0 years and 5.8 years, respectively, compared to 5.4 years and 5.0 years in the respective prior-year periods.
Fair Value Disclosure — Black-Scholes-Merton Model
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP are granted on either June 1 or December 1 of each year. ESPP activity was immaterial to the condensed consolidated financial statements for the three and six months ended January 2, 2015 and December 27, 2013.
Stock Repurchase Program
Since May 21, 2012, the Company's Board of Directors has authorized $3.0 billion for the repurchase of its common stock. The Company repurchased 3.2 million and 5.4 million shares for a total cost of $309 million and $532 million during the three and six months ended January 2, 2015. The remaining amount available to be purchased under the Company’s stock repurchase program as of January 2, 2015 was $622 million. On February 3, 2015, the Company's Board of Directors authorized an additional $2.0 billion for the repurchase of its common stock and approved the extension of its stock repurchase program to February 3, 2020, resulting in a cumulative authorized repurchase amount of $5.0 billion since the inception of the repurchase program. The Company may continue to repurchase its stock as it deems appropriate and market conditions allow. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows and borrowings under the Company's Credit Agreement.

Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In the three months ended January 2, 2015, the Company declared a cash dividend of $0.40 per share of the Company’s common stock to shareholders of record as of January 2, 2015, totaling $93 million, which was paid on January 15, 2015. In addition, in the three months ended October 3, 2014, the Company declared a cash dividend of $0.40 per share of the Company’s common stock to shareholders of record as of October 3, 2014, totaling $94 million, which was paid on October 15, 2014. On February 3, 2015, the Company declared a cash dividend of $0.50 per share of the Company's common stock to shareholders of record as of April 3, 2015, which will be paid on April 16, 2015. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three and six months ended January 2, 2015 and December 27, 2013. The expected long-term rate of return on the Japanese plan assets is 3.5%.
The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	January 2, 2015	June 27, 2014
Benefit obligation	$220	$255
Fair value of plan assets	(168)	(191)
Unfunded status	$52	$64
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	January 2, 2015	June 27, 2014
Current liabilities	$1	$1
Non-current liabilities	51	63
Net amount recognized	$52	$64

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three and six months ended January 2, 2015 and December 27, 2013. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $11 million in fiscal 2015.
11. Acquisitions
The condensed consolidated financial statements include the results of operations of acquired companies commencing after their respective acquisition dates. Disclosed below are those acquisitions which have a significant impact to these condensed consolidated financial statements.
Acquisition of Virident
On October 17, 2013, the Company acquired Virident, a provider of server-side flash storage solutions for virtualization, database, cloud computing and webscale applications. As a result of the acquisition, Virident has been fully integrated into the Company's HGST subsidiary and became a wholly-owned indirect subsidiary of the Company. The acquisition furthered HGST's strategy to address the rapidly changing needs of enterprise customers by delivering intelligent storage solutions that maximize application performance by leveraging the tightly coupled server, storage and network resources of today’s converged datacenter infrastructures.

The values assigned to the acquired assets and liabilities were finalized during the three months ended June 27, 2014, and the final purchase price allocation for Virident was as follows (in millions):

Tangible assets acquired and liabilities assumed	$58
Intangible assets	49
Goodwill	506
Total	$613
Acquisition of sTec
On September 12, 2013, the Company completed its acquisition of sTec, a provider of enterprise solid-state drives. As a result of the acquisition, sTec has been fully integrated into the Company's HGST subsidiary and became a wholly-owned indirect subsidiary of the Company. The acquisition augmented HGST's existing solid-state storage capabilities.
The values assigned to the acquired assets and liabilities were finalized during the three months ended October 3, 2014, and the final purchase price allocation for sTec was as follows (in millions):

Tangible assets acquired and liabilities assumed	$189
Intangible assets	58
Goodwill	89
Total	$336
12. Employee Termination, Asset Impairment and Other Charges
The Company periodically incurs charges to realign its operations with anticipated market demand. The following table summarizes the Company's employee termination, asset impairment and other charges over fiscal year 2015 (in millions):

	Employee Termination Benefits	Impairment of Assets	Total
Accrual at June 27, 2014	$—	$—	$—
Charges	8	1	9
Non-cash charges	—	(1)	(1)
Accrual at October 3, 2014	$8	$—	$8
Charges	34	19	53
Cash payments	(9)	—	(9)
Non-cash charges	—	(19)	(19)
Accrual at January 2, 2015	$33	$—	$33
13. Thailand Flooding
In October 2011, severe flooding in Thailand inundated all of the Company’s Thailand manufacturing facilities and submerged certain equipment located there. The Company maintains insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. As a result, the Company received a total of $50 million of insurance recoveries, of which $13 million was received previously and $37 million was received in the three months ended January 2, 2015 and recorded within the "Selling, general and administrative" line item on the Company's condensed consolidated statements of income. As a result, all claims submitted by the Company to its insurers have been closed as of January 2, 2015.
14. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The new standard requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2013, which for the Company was the first quarter of fiscal 2015. The Company adopted this pronouncement in the first quarter of fiscal 2015, and it did not have a material effect on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which amends the guidance in former Accounting Standards Codification Topic 605, "Revenue Recognition," to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2016, which for the Company is the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this information in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, contained in our Annual Report on Form 10-K for the year ended June 27, 2014.
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
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and shipments in the quarter ending April 3, 2015 and the expected impact on our revenue;

•	expectations concerning the anticipated benefits of our acquisitions;

•	demand for our products in the various markets and factors contributing to such demand;

•	our position in the industry;

•	our belief regarding our ability to capitalize on the expansion in, and our expectations regarding the growth and demand of, digital data;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for our products;

•	emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	expectations regarding our external and internal supply base;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	contributions to our pension plans in fiscal 2015; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. We urge you to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Quarterly

Report on Form 10-Q, and any of those made in our other reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
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
Second Quarter Overview
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we include the operating results for acquired companies commencing after their respective acquisition dates. Accordingly, Virident and sTec have been included in our results of operations since their acquisition dates of October 17, 2013, and September 12, 2013, respectively.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal second quarters ended January 2, 2015 and December 27, 2013 both consisted of 13 weeks. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015.
For the quarter ended January 2, 2015, we believe that overall hard drive industry shipments totaled approximately 141 million units, down 1% from the prior-year period and down 4% from the first fiscal quarter.
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars (in millions) and percentage of net revenue:

	Three Months Ended				Six Months Ended
	January 2, 2015		December 27, 2013		January 2, 2015		December 27, 2013
Net revenue	$3,888	100.0%	$3,972	100.0%	$7,831	100.0%	$7,776	100.0%
Gross profit	1,110	28.5	1,156	29.1	2,259	28.8	2,255	29.0
Total operating expenses	644	16.6	678	17.1	1,324	16.9	1,235	15.9
Operating income	466	12.0	478	12.0	935	11.9	1,020	13.1
Net income	438	11.3	430	10.8	861	11.0	925	11.9
The following is a summary of our financial performance for the second quarter of fiscal 2015:

•	Consolidated net revenue totaled $3.9 billion.

•	Net revenue derived from enterprise SSDs was $187 million as compared to $155 million in the prior-year period.

•	Hard drive unit shipments decreased 3% from the prior-year period to 61.0 million units.

•	Gross margin decreased to 28.5%, compared to 29.1% for the prior-year period.

•	Operating income was $466 million, a decrease of $12 million from the prior-year period.

•	We generated $243 million in cash flow from operations and we ended the quarter with $4.9 billion in cash and cash equivalents.

Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
(in millions, except percentages and average selling price)	January 2, 2015	December 27, 2013	Percentage Change	January 2, 2015	December 27, 2013	Percentage Change
Net revenue	$3,888	$3,972	(2)%	$7,831	$7,776	1%
Average selling price (per unit)*	$60	$60	—%	$59	$59	—%
Revenues by Geography (%)
Americas	27%	25%		27%	26%
Europe, Middle East and Africa	24	23		23	21
Asia	49	52		50	53
Revenues by Channel (%)
OEM	63%	62%		63%	63%
Distributors	23	24		24	24
Retailers	14	14		13	13
Unit Shipments*
PC	36.6	39.5		76.3	79.7
Non-PC	24.4	23.6		49.5	46.0
Total units shipped	61.0	63.1	(3)%	125.8	125.7	—%

*	Based on sales of hard drive units only.
For the quarter ended January 2, 2015, net revenue was $3.9 billion, a decrease of 2% from the prior-year period. This decrease in revenue was primarily due to a decrease in total hard drive shipments, offset by changes in product mix. Total hard drive shipments decreased to 61.0 million units for the quarter ended January 2, 2015 as compared to 63.1 million units in the prior-year period. For the six months ended January 2, 2015, net revenue was $7.8 billion, an increase of 1% from the prior year period. Total hard drive shipments increased to 125.8 million units for the six months ended January 2, 2015 as compared to 125.7 million units in the prior-year period. For the quarter ended January 2, 2015, average selling price ("ASP") remained flat with the prior-year period at $60. For the six months ended January 2, 2015, ASP remained flat with the prior-year period at $59.
Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For both the three and six months ended January 2, 2015, Hewlett-Packard Company accounted for approximately 11% of our net revenue. For the three and six months ended December 27, 2013, Hewlett-Packard Company accounted for approximately 11% and 12% of our net revenue, respectively.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. Generally, total sales incentive and marketing programs range from 7% to 10% of gross revenues per quarter. For the three and six months ended January 2, 2015, these programs represented 10% and 9% of gross revenues, respectively, as compared to 7% in both respective prior-year periods. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.6% of quarterly gross revenue since the first quarter of fiscal 2013.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions, except percentages)	January 2, 2015	December 27, 2013	Percentage Change	January 2, 2015	December 27, 2013	Percentage Change
Net revenue	$3,888	$3,972	(2)%	$7,831	$7,776	1%
Gross profit	1,110	1,156	(4)%	2,259	2,255	—%
Gross margin	28.5%	29.1%		28.8%	29.0%

For the three months ended January 2, 2015, gross margin decreased to 28.5% as compared to 29.1% for the prior-year period. For the six months ended January 2, 2015, gross margin decreased to 28.8% as compared to 29.0% for the prior-year period.
Operating Expenses

	Three Months Ended			Six Months Ended
(in millions, except percentages)	January 2, 2015	December 27, 2013	Percentage Change	January 2, 2015	December 27, 2013	Percentage Change
R&D expense	$426	$416	2%	$863	$817	6%
SG&A expense	164	226	(27)%	384	358	7%
Charges related to arbitration award	1	13	(92)%	15	26	(42)%
Employee termination, asset impairment and other charges	53	23	130%	62	34	82%
Total operating expenses	$644	$678		$1,324	$1,235
Research and development (“R&D”) expense was $426 million for the three months ended January 2, 2015, an increase of $10 million from the prior-year period. This increase was primarily due to additional investment in our enterprise SSD business. For the six months ended January 2, 2015, R&D expense was $863 million, an increase of $46 million from the prior-year period. This increase was primarily due to additional investment in our enterprise SSD business and the inclusion of a full six month period of Virident and sTec's R&D expenses, as opposed to a partial six month period of such expenses in the comparative prior-year period, and an additional week of operating expenses due to a 14-week quarter in our first fiscal quarter in the current period. As a percentage of net revenue, R&D expense increased to 11.0% in both the three and six months ended January 2, 2015, as compared to 10.5% in both the respective prior-year periods.
Selling, general and administrative (“SG&A”) expense was $164 million for the three months ended January 2, 2015, a decrease of $62 million from the prior-year period. This decrease was primarily due to a $37 million flood-related insurance recovery during the period, as well as ongoing efforts to reduce our operating expenses. For the six months ended January 2, 2015, SG&A expense was $384 million, an increase of $26 million from the prior-year period. This increase was primarily due to the inclusion of a full six month period of Virident and sTec's SG&A expenses, as opposed to a partial six month period of such expenses in the comparative prior-year period, and an additional week of operating expenses due to a 14-week quarter in our first fiscal quarter in the current period. Additionally, this increase is a result of a $37 million flood-related insurance recovery in the current period compared to a $65 million flood-related insurance recovery in the prior-year period. SG&A expense as a percentage of net revenue was 4.2% and 4.9% in the three and six months ended January 2, 2015, respectively, as compared to 5.7% and 4.6% in the respective prior-year periods.
During the three and six months ended January 2, 2015, we recorded $1 million and $15 million, respectively, of interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate Technology LLC ("Seagate") as compared to $13 million and $26 million in the respective prior-year periods. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
During the three and six months ended January 2, 2015, we recorded employee termination, asset impairment and other charges of $53 million and $62 million, respectively, in order to realign our operations with anticipated market demand as compared to $23 million and $34 million in the respective prior-year periods. For additional information, refer to Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Other Income (Expense)
Interest income for the three and six months ended January 2, 2015 increased $1 million and $2 million, respectively, as compared to the prior-year periods primarily due to a higher average daily invested cash balance for the periods. Interest and other expense for both the three and six months ended January 2, 2015 decreased $2 million when compared to the respective prior-year periods primarily due to interest on a lower debt balance.
Income Tax Provision
Our income tax provision for the three months ended January 2, 2015 was $20 million, as compared to $37 million in the prior-year period. Our income tax provision for the six months ended January 2, 2015 was $57 million, as compared to $74 million in the prior-year period. Our tax provision for the three and six months ended January 2, 2015 reflects a tax benefit of $16 million as a result of the retroactive extension of the U.S. Federal R&D tax credit that was signed into law on December 19, 2014. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2015 through 2025 and the current year generation of income tax credits. For additional information, refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Arbitration Award

In relation to our litigation matter with Seagate, on October 8, 2014, the Minnesota Supreme Court affirmed the decision of the Minnesota Court of Appeals, and as a result, on October 14, 2014, we paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 13, 2014. This amount was paid by one of our foreign subsidiaries using cash held outside the United States. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We ended the second quarter of fiscal 2015 with total cash and cash equivalents of $4.9 billion. The following table summarizes our statements of cash flows (in millions):

	Six Months Ended
	January 2, 2015	December 27, 2013
Net cash flow provided by (used in):
Operating activities	$1,070	$1,406
Investing activities	(254)	(1,125)
Financing activities	(718)	65
Net increase in cash and cash equivalents	$98	$346
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
A total of $3.5 billion of our cash and cash equivalents was held outside of the United States at both January 2, 2015 and June 27, 2014. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. As described in the section "Arbitration Award" above, the amount of $773.4 million was paid on October 14, 2014 from one of our foreign subsidiaries using cash held outside the United States. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $1.1 billion during the six months ended January 2, 2015. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used in working capital changes was $475 million for the six months ended January 2, 2015 as compared to $166 million used by working capital changes in the prior-year period.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	January 2, 2015	December 27, 2013
Days sales outstanding	44	45
Days in inventory	42	42
Days payables outstanding	(68)	(68)
Cash conversion cycle	18	19
For the three months ended January 2, 2015, our average days sales outstanding (“DSOs”) decreased by 1 day, days in inventory (“DIOs”) remained flat, and days payable outstanding (“DPOs”) remained flat compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Cash used in investing activities for the six months ended January 2, 2015 was $254 million and consisted of $595 million related to the purchase of investments, $306 million of capital expenditures and $6 million related to an immaterial acquisition, net of cash acquired, partially offset by $630 million of proceeds from sales and maturities of investments, $7 million of proceeds from the sale of property, plant and equipment and $16 million, net for other investing activities. Cash used in investing activities for the six months ended December 27, 2013 was $1.1 billion and consisted of $823 million related to acquisitions, net of cash acquired, and $306 million of capital expenditures, partially offset by a net $4 million for other investing activities.
Financing Activities
Net cash used in financing activities for the six months ended January 2, 2015 was $718 million as compared to $65 million provided by financing activities in the prior-year period. Net cash used in financing activities for the six months ended January 2, 2015 consisted of $532 million used to repurchase shares of our common stock, $187 million used to pay dividends on our common stock and $63 million used to make principal payments on the Credit Agreement, partially offset by a net $64 million provided by employee stock plans. Net cash provided by financing activities for the six months ended December 27, 2013 consisted of $500 million of debt proceeds under the revolving credit facility and a net $98 million provided by employee stock plans, partially offset by $300 million used to repurchase shares of our common stock, $118 million used to pay dividends on our common stock and $115 million used to repay long-term debt.
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
Contractual Obligations and Commitments
Long-Term Debt — On January 9, 2014, Western Digital Ireland, Ltd. (“WDI”) used existing cash to repay the outstanding term loan balance of $1.8 billion under our previous credit agreement dated March 8, 2012, and we, in our capacity as the parent entity and guarantor, and the Borrowers, entered into a new credit agreement (the "Credit Agreement").
As of January 2, 2015, no amounts were outstanding under the revolving credit facility of the Credit Agreement and the term loan facility had an outstanding balance of $2.4 billion with a variable interest rate of 1.66%. We are required to make quarterly principal payments on the term loan facility totaling $63 million for the remainder of fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. For additional information, refer to Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 27, 2014, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
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
Unrecognized Tax Benefits — As of January 2, 2015, the cash portion of our total recorded liability for unrecognized tax benefits was $259 million. We estimate the timing of the future payments of these liabilities to be within the next one to eight years. For additional information, refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Stock Repurchase Program — Since May 21, 2012, our Board of Directors has authorized $3.0 billion for the repurchase of our common stock. We repurchased 3.2 million and 5.4 million shares of our common stock for a total cost of $309 million and $532 million during the three and six months ended January 2, 2015, respectively. On February 3, 2015, our Board of Directors authorized an additional $2.0 billion for the repurchase of our common stock and approved the extension of our stock repurchase program to February 3, 2020, resulting in a cumulative authorized repurchase amount of $5.0 billion since the inception of the repurchase program. Subsequent to January 2, 2015 and through February 5, 2015, we repurchased an additional 2.2 million shares of our common stock for a total cost of $240 million. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Dividend Policy — During the three months ended January 2, 2015, we declared a cash dividend of $0.40 per share of our common stock to our shareholders of record as of January 2, 2015, totaling $93 million, which we paid on January 15, 2015. In addition, in the three months ended October 3, 2014, we declared a cash dividend of $0.40 per share of our common stock to our shareholders of record as of October 3, 2014, totaling $94 million, which we paid on October 15, 2014. On February 3, 2015, we declared a cash dividend of $0.50 per share of our common stock to shareholders of record as of April 3, 2015, which will be paid on April 16, 2015. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
We have prepared the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended June 27, 2014. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2014 for a discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, refer to Part I, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for trading purposes. For additional information, refer to Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of January 2, 2015, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Losses
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$213	$108.67	$(16)
Malaysian Ringgit	$193	$3.30	$(12)
Philippine Peso	$32	$44.33	$—
Singapore Dollar	$44	$1.27	$(2)
Thai Baht	$528	$32.72	$(9)
Fair value hedges:
British Pound Sterling	$(5)	$0.64	$—
Euro	$(40)	$0.82	$—
Japanese Yen	$83	$119.82	$—
Philippine Peso	$23	$44.75	$—
Thai Baht	$36	$33.07	$—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and six months ended January 2, 2015, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.

Disclosure About Other Market Risks
Variable Interest Rate Risk

Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. WDT and WDI are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $24 million annually. For additional information on the Credit Agreement, see Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
There has been no change in our internal control over financial reporting during the second fiscal quarter ended January 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
The business, financial condition and operating results of the Company can be affected by a number of risks and uncertainties, whether currently known or unknown, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. The risks and uncertainties discussed below are not the only ones facing our business, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect the Company’s business, financial condition, results of operations or the market price of its common stock.

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
In March 2014, we submitted an application to MOFCOM requesting that the regulatory restrictions be lifted. In December 2014, we successfully resolved two non-compliance matters with MOFCOM, relating to: (1) the organization of a WDC department that included several former HGST employees, and (2) the realignment of the ownership structure of an indirect subsidiary of WDC. We cannot predict whether or when the regulatory restrictions will be wholly or partially lifted or whether we will be able to realize the anticipated benefits of our acquisition of HGST even if the restrictions are wholly or partially lifted.
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
During the quarter ended January 2, 2015, 44% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
Some of our competitors with diversified business units outside of storage products, may, over extended periods of time, sell storage products at prices that we cannot profitably match.
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
In addition, the success of our new product introductions depends on a number of other factors, including:

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
As part of our growth strategy, we have completed, and we may continue to pursue, acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business. For example, we completed the acquisitions of sTec on September 12, 2013 and Virident on October 17, 2013. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations.
Please also see the risk factor entitled “If we fail to realize the anticipated benefits from our acquisition of HGST on a timely basis, or at all, our business and financial condition may be adversely affected”.

Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.
We have entered into strategic relationships with various partners to reduce the risk associated with relying on external suppliers for technologies, components, equipment and materials for use in our product design and manufacturing. Please see the risk factor entitled “Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results” for a further description of the risks associated with our reliance on external suppliers. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners’ interests or we may not be able to agree with co-venturers on ongoing activities, or on the amount, timing or nature of further investments in the relationship

•	we may experience difficulties and delays in ramping production at, and transferring technology to, such ventures;

•	our control over the operations of our ventures is limited;

•	due to financial constraints, our co-venturers may be unable to meet their commitments to us or may pose credit risks for our transactions with them;

•
due to differing business models or long-term business goals, our partners may decide not to join us in funding capital investment by our ventures, which may result in higher levels of cash expenditures by us;

•
we may lose the rights to technology or products being developed by the strategic relationship, including if our partner is acquired by another company, files for bankruptcy or experiences financial or other losses;

•	we may experience difficulties or delays in collecting amounts due to us from our co-venturers;

•	the terms of our arrangements may turn out to be unfavorable; and

•	changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our co-venturers.

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
In connection with our compliance with environmental laws and regulations, as well as our compliance with industry and coalition environmental initiatives, such as those established by the Electronics Industry Citizenship Coalition, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition or operating results to suffer.

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
The resale of shares of common stock issued to Hitachi, Ltd. ("Hitachi") in connection with our acquisition of HGST could adversely affect the market price of our common stock.
On March 8, 2012, as partial consideration for our acquisition of HGST, we issued 25 million shares of our common stock to Hitachi. On each of November 6, 2013 and November 13, 2014, Hitachi completed a secondary offering of 12.5 million and 6.25 million, respectively, of these shares. Future sales of the remaining 6.25 million shares of our common stock held by Hitachi could adversely affect the market price of our common stock.
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
Our most recent evaluation resulted in our conclusion that as of January 2, 2015, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases by us of shares of our common stock during the quarter ended January 2, 2015:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Oct. 4, 2014—Oct. 31, 2014	1.9	$92.42	1.9	$931
Nov. 1, 2014—Nov. 28, 2014	—	$—	—	$756
Nov. 29, 2014—Jan. 2, 2015	1.3	$105.32	1.3	$622
Total	3.2	$—	3.2	$622

(1)
Since May 21, 2012, the Company's Board of Directors has authorized $3.0 billion for the repurchase of its common stock. On February 3, 2015, the Company's Board of Directors authorized an additional $2.0 billion for the repurchase of its common stock and approved the extension of its stock repurchase program to February 3, 2020, resulting in a cumulative authorized repurchase amount of $5.0 billion since the inception of the repurchase program. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

10.1	Western Digital Corporation Executive Severance Plan, amended and restated as of February 4, 2015†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
† Filed with this report.
† † Furnished with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
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
Date: February 10, 2015