Form 10-Q
period 2015-04-03
WESTERN DIGITAL CORP
filed 2015-05-12
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on May 6, 2015, 230,912,060 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal third quarters ended April 3, 2015 and March 28, 2014 both consisted of 13 weeks. Fiscal year 2014 was comprised of 52 weeks and ended on June 27, 2014. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015. Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	April 3, 2015	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,812	$4,804
Short-term investments	228	284
Accounts receivable, net	1,696	1,989
Inventories	1,322	1,226
Other current assets	371	417
Total current assets	8,429	8,720
Property, plant and equipment, net	3,051	3,293
Goodwill	2,745	2,559
Other intangible assets, net	400	454
Other non-current assets	551	473
Total assets	$15,176	$15,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,020	$1,971
Accrued arbitration award	—	758
Accrued expenses	503	412
Accrued compensation	398	460
Accrued warranty	156	119
Current portion of long-term debt	141	125
Total current liabilities	3,218	3,845
Long-term debt	2,203	2,313
Other liabilities	529	499
Total liabilities	5,950	6,657
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 231 and 234 shares, respectively	3	3
Additional paid-in capital	2,369	2,331
Accumulated other comprehensive income (loss)	(3)	12
Retained earnings	9,004	8,066
Treasury stock — common shares at cost; 30 and 27 shares, respectively	(2,147)	(1,570)
Total shareholders’ equity	9,226	8,842
Total liabilities and shareholders’ equity	$15,176	$15,499
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Revenue, net	$3,550	$3,703	$11,381	$11,479
Cost of revenue	2,518	2,627	8,090	8,148
Gross profit	1,032	1,076	3,291	3,331
Operating expenses:
Research and development	402	418	1,265	1,235
Selling, general and administrative	199	201	583	559
Charges related to arbitration award	—	13	15	39
Employee termination, asset impairment and other charges	10	25	72	59
Total operating expenses	611	657	1,935	1,892
Operating income	421	419	1,356	1,439
Other income (expense):
Interest income	3	4	11	10
Interest and other expense	(12)	(17)	(37)	(44)
Total other expense, net	(9)	(13)	(26)	(34)
Income before income taxes	412	406	1,330	1,405
Income tax provision	28	31	85	105
Net income	$384	$375	$1,245	$1,300
Income per common share:
Basic	$1.66	$1.60	$5.34	$5.51
Diluted	$1.63	$1.55	$5.23	$5.37
Weighted average shares outstanding:
Basic	231	235	233	236
Diluted	236	242	238	242
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Net income	$384	$375	$1,245	$1,300
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on foreign exchange contracts	29	45	(15)	31
Other comprehensive income (loss)	29	45	(15)	31
Total comprehensive income	$413	$420	$1,230	$1,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	April 3, 2015	March 28, 2014
Operating Activities
Net income	$1,245	$1,300
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	864	936
Stock-based compensation	117	125
Deferred income taxes	9	(66)
Gain from insurance recovery	(37)	(65)
Loss on disposal of assets	14	33
Non-cash portion of employee termination, asset impairment and other charges	12	26
Other non-cash operating activities, net	—	4
Changes in:
Accounts receivable, net	294	12
Inventories	(96)	(51)
Accounts payable	8	(113)
Accrued arbitration award	(758)	39
Accrued expenses	83	(19)
Accrued compensation	(63)	(44)
Other assets and liabilities	62	(13)
Net cash provided by operating activities	1,754	2,104
Investing Activities
Purchases of property, plant and equipment	(456)	(467)
Proceeds from sale of property, plant and equipment	7	—
Proceeds from sales and maturities of investments	665	—
Purchases of investments	(687)	(470)
Acquisitions, net of cash acquired	(247)	(823)
Other investing activities, net	6	4
Net cash used in investing activities	(712)	(1,756)
Financing Activities
Issuance of stock under employee stock plans	146	125
Taxes paid on vested stock awards under employee stock plans	(61)	(27)
Excess tax benefits from employee stock plans	27	41
Repurchases of common stock	(772)	(544)
Dividends paid to shareholders	(280)	(189)
Proceeds from debt	—	2,992
Repayment of debt	(94)	(2,486)
Net cash used in financing activities	(1,034)	(88)
Net increase in cash and cash equivalents	8	260
Cash and cash equivalents, beginning of period	4,804	4,309
Cash and cash equivalents, end of period	$4,812	$4,569
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$39	$138
Cash paid for interest	$33	$35
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$116	$71
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2014. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2014. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The Company's fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal year with the foregoing policy. The Company's fiscal third quarters ended April 3, 2015 and March 28, 2014 both consisted of 13 weeks. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	April 3, 2015	June 27, 2014
	(in millions)
Inventories:
Raw materials and component parts	$173	$168
Work-in-process	498	493
Finished goods	651	565
Total inventories	$1,322	$1,226
Property, plant and equipment:
Property, plant and equipment	$8,520	$8,123
Accumulated depreciation	(5,469)	(4,830)
Property, plant and equipment, net	$3,051	$3,293
Other intangible assets:
Other intangible assets	$1,067	$984
Accumulated amortization	(667)	(530)
Other intangible assets, net	$400	$454

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

	Three Months Ended		Nine Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Warranty accrual, beginning of period	$222	$190	$182	$187
Warranty liability assumed as a result of acquisition	1	—	1	4
Charges to operations	46	41	145	125
Utilization	(47)	(56)	(140)	(162)
Changes in estimate related to pre-existing warranties	(1)	(2)	33	19
Warranty accrual, end of period	$221	$173	$221	$173
The long-term portion of the warranty accrual classified in other liabilities was $65 million as of April 3, 2015 and $63 million as of June 27, 2014.
Investments
The following table summarizes, by major type, the fair value and cost basis of the Company’s investments as of April 3, 2015 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$204	$—	$204
U.S. Government agency securities	116	—	116
Commercial paper	154	—	154
Certificates of deposit	48	—	48
Total	$522	$—	$522

The fair value of the Company’s investments classified as available-for-sale securities as of April 3, 2015, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year (short-term investments):	$228	$228
Due in one to five years (included in other non-current assets):	294	294
Total	$522	$522

The following table summarizes, by major type, the fair value and cost basis of the Company’s investments as of June 27, 2014 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$180	$—	$180
U.S. Government agency securities	88	—	88
Commercial paper	165	—	165
Certificates of deposit	66	—	66
Total	$499	$—	$499

The fair value of the Company’s investments classified as available-for-sale securities as of June 27, 2014, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year (short-term investments):	$284	$284
Due in one to five years (included in other non-current assets):	215	215
Total	$499	$499

The Company determined no available-for-sale securities were other-than-temporarily impaired in the three and nine months ended April 3, 2015. For more information on the Company's available-for-sale securities, see Note 7 below.

In addition, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost as a component of the other non-current assets line item within the condensed consolidated balance sheets and were not material to the condensed consolidated financial statements as of April 3, 2015 and June 27, 2014.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign exchange contracts. There were no unrealized gains or losses on the Company's available-for-sale securities or actuarial gains and losses related to pensions in both the nine months ended April 3, 2015 and March 28, 2014. In addition, the income tax impact on components of other comprehensive income (loss) is immaterial for all periods presented.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended April 3, 2015 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 27, 2014	$7	$5	$12
Other comprehensive income (loss) before reclassifications	—	(39)	(39)
Amounts reclassified from accumulated other comprehensive income (loss)	—	24	24
Net current-period other comprehensive income (loss)	—	(15)	(15)
Balance at April 3, 2015	$7	$(10)	$(3)
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended March 28, 2014 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2013	$11	$(46)	$(35)
Other comprehensive income (loss) before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	29	29
Net current-period other comprehensive income (loss)	—	31	31
Balance at March 28, 2014	$11	$(15)	$(4)

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

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Net income	$384	$375	$1,245	$1,300
Weighted average shares outstanding:
Basic	231	235	233	236
Employee stock options and other	5	7	5	6
Diluted	236	242	238	242
Income per common share:
Basic	$1.66	$1.60	$5.34	$5.51
Diluted	$1.63	$1.55	$5.23	$5.37
Anti-dilutive potential common shares excluded*	1	2	1	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
On January 9, 2014, Western Digital Ireland, Ltd. (“WDI”) used existing cash to repay the outstanding term loan balance of $1.8 billion under its previous credit agreement, dated March 8, 2012. Also on January 9, 2014, the Company, Western Digital Technologies, Inc. (“WDT”) and WDI entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which was subsequently amended on February 25, 2015 (as amended, the "Credit Agreement") to add Western Digital International, Ltd. (”WD International”) as an additional borrower. The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT and a $1.5 billion revolving credit facility to WDT, WDI and WD International (each, a “Borrower” and collectively, the “Borrowers”). The revolving credit facility includes a $100 million sublimit for letters of credit and a $50 million sublimit for swing line loans. Subject to certain conditions, a Borrower may elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. The loans under the Credit Agreement have a five-year term. The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its material domestic subsidiaries, and the obligations of WDI and WD International under the Credit Agreement are also guaranteed by WDT.
As of April 3, 2015, no amounts were outstanding under the revolving credit facility and the term loan facility had an outstanding balance of $2.3 billion and a variable interest rate of 1.68%. The Company is required to make quarterly principal payments on the term loan facility totaling $31 million for the remainder of fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.
The Credit Agreement requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements, and customary events of default. As of April 3, 2015, the Company was in compliance with all covenants.

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
Solely for purposes of this note, “WD” refers to Western Digital Corporation or one or more of its subsidiaries excluding HGST prior to the closing of the Company's acquisition of HGST on March 8, 2012 (the "HGST Closing Date"). HGST refers to Hitachi Global Storage Technologies Holdings Pte. Ltd. or one or more of its subsidiaries as of the HGST Closing Date, and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST.
Intellectual Property Litigation
On June 18, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against WD, HGST, and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter began on July 18, 2011 and concluded on July 26, 2011 with a verdict against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. WD and HGST filed post-trial motions challenging the verdict. On January 17, 2014 and February 11, 2015, the Court denied WD’s and HGST’s post-trial motions. On March 13, 2015, WD and HGST filed Notices of Appeal with the United States District Court for the Federal Circuit (“Federal Circuit”). On April 16, 2015, Convolve filed a motion for reconsideration of the final judgment. WD and HGST intend to continue to defend themselves vigorously in this matter.
On August 1, 2011, plaintiff Guzik Technical Enterprises (“Guzik”) filed a complaint in the Northern District of California against WD and various of its subsidiaries alleging infringement of U.S. Patent Nos. 6,023,145 and 6,785,085, breach of contract and misappropriation of trade secrets. The complaint sought injunctive relief and unspecified monetary damages, fees and costs. The patents asserted by Guzik allegedly related to devices used to test hard disk drive heads and media. On November 30, 2013, WD entered into a settlement agreement for an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company recorded an accrual. Guzik disputed the enforceability of the agreement and on December 27, 2013, WD filed a motion to enforce the agreement. The Court granted WD’s motion to enforce the settlement agreement on March 21, 2014. On April 14, 2014, Guzik filed a Notice of Appeal with the Federal Circuit. On January 9, 2015, the Federal Circuit affirmed the Court’s decision granting WD’s motion to enforce the settlement agreement. This matter is now resolved.

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
On October 20, 2014, plaintiff SOTA Semiconductor LLC (“SOTA”) filed a complaint in the Central District of California against the Company, Marvell Semiconductor, Inc., Belkin International, Inc., Dell Inc., Hewlett-Packard Company, Hisense USA Corp., Konica Minolta Business Solutions U.S.A., Inc., Lenovo (United States) Inc., Netgear, Inc., Samsung Electronics America, Inc., and Seagate Technology LLC, alleging infringement of U.S. Patent No. 5,991,545. SOTA alleged that the Company’s devices that incorporate Marvell Thumb Processors, including WD’s My Cloud EX2 network attached storage devices, which include model numbers WDBVKW0080JCH, WDBVKW0060JCH, WDBVKW0040JCH and WDBVKW0000NCH, infringe the ’545 patent. The complaint sought unspecified monetary damages, interest, fees, costs and expenses. On December 12, 2014, the Company filed an answer and counterclaims to SOTA’s complaint. On February 23, 2015, the Court dismissed the action against the Company with prejudice. This matter is now resolved.
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
Seagate disputes the method the Company used for calculating post-award interest and contends that the Company owes Seagate approximately $29 million in additional interest. The Company denies Seagate’s contention and believes it calculated interest properly in accordance with the arbitration award. On November 12, 2014, the Company filed a motion with the District Court seeking an order declaring that WD has paid to Seagate all amounts due under the arbitration award, including all pre-award and post-award interest, and all costs and disbursements assessed by the Minnesota Court of Appeals and the Minnesota Supreme Court. On December 23, 2014, Seagate filed a cross-motion seeking entry of judgment in the amount of $29 million, plus daily interest from October 15, 2014 until the date any judgment is paid. Both parties’ motions were fully briefed and, on January 9, 2015, the District Court heard oral argument on both motions. On April 7, 2015, the District Court granted the Company’s motion and declared that all amounts due and owing from the Company to Seagate have been paid, and a corresponding judgment was entered on April 8, 2015. On May 6, 2015, Seagate appealed the decision and judgment to the Minnesota Court of Appeals. The Company will continue to defend itself vigorously in this matter.
Other Matters
On December 22, 2011, the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte), (“ZPÜ”), an organization consisting of several copyright collecting societies, instituted arbitration proceedings against Western Digital's German subsidiary ("WD Germany") before the Copyright Arbitration Board (“CAB”) claiming copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 2008 through December 2010.  The CAB, which was required to issue a settlement proposal within one year of the initiation of the action, failed to do so and requested the parties consent to continue the deadline.  WD Germany declined to provide consent and, on February 1, 2013, WD Germany filed a declaratory relief action against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the court to determine the copyright levy issue.  On May 21, 2013, ZPÜ filed a counter-claim against WD Germany with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives (collectively, "Covered Products") sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ on November 3, 2011. On May 22, 2014, oral argument on the pleadings occurred.  On January 15, 2015, the Higher Court ruled in favor of ZPÜ. In its ruling, the Higher Court declared that WD Germany must pay certain levies on certain WD products which it sold in Germany between January 1, 2008 and December 31, 2010. The judgment specifies levy amounts on certain WD products sold from 2008 to 2010 and directs WD Germany to provide applicable sales data to the ZPÜ. The exact amount of the judgment has not been determined. ZPÜ and WD Germany filed appeals with the German Federal Court of Justice on February 18 and February 20, 2015, respectively. WD intends to defend itself vigorously in this matter.
On December 11, 2014, ZPÜ submitted a pleading to the CAB seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 1, 2012 to December 31, 2013. WD intends to defend itself vigorously in this matter.

The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows.  It is reasonably possible that the Company may incur losses totaling up to $90 million, including the amounts accrued.
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

6. Income Taxes
The Company’s income tax provision for the three and nine months ended April 3, 2015 was $28 million and $85 million, respectively, as compared to $31 million and $105 million in the respective prior-year periods. The Company's tax provision for the nine months ended April 3, 2015 reflects a tax benefit of $16 million resulting from the retroactive extension of the U.S. Federal R&D tax credit that was signed into law on December 19, 2014. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2015 through 2025 and the current year generation of income tax credits.
In the three months ended April 3, 2015, the Company recorded a net increase of $16 million in its liability for unrecognized tax benefits. In the nine months ended April 3, 2015, the Company recorded a net increase of $32 million in its liability for unrecognized tax benefits. As of April 3, 2015, the Company's liability for unrecognized tax benefits was approximately $332 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and nine months ended April 3, 2015.

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company's federal income tax returns for fiscal years 2006 and 2007, and the Company and the IRS reached agreement with respect to all matters except on the proposed adjustments to income before income taxes relating to intercompany payable balances. The proposed adjustments relating to intercompany payable balances for fiscal years 2006 and 2007 will be addressed in conjunction with the IRS’s examination of the Company’s fiscal years 2008 and 2009, which commenced in January 2012. In addition, in January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which was acquired by the Company on September 5, 2007.  The Company anticipates that the IRS fieldwork will be completed in the first quarter of fiscal year 2016.  With respect to the 2008 and 2009 audit, the Company received a notice of proposed adjustment from the IRS relating to intercompany payable balances. The proposed adjustments to income before income taxes relating to intercompany payable balances for fiscal years 2006, 2007, 2008 and 2009 total approximately $200 million. The Company disagrees with the proposed adjustments, believes that its tax position is properly supported and will vigorously contest the position taken by the IRS. The IRS examined calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012, and completed the examination with no material adjustments.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of April 3, 2015, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$758	$—	$—	$758
Total cash equivalents	758	—	—	758
Short-term investments:
U.S. Government agency securities	—	26	—	26
Commercial paper	—	154	—	154
Certificates of deposit	—	48	—	48
Total short-term investments	—	228	—	228
Long-term investments:
U.S. Treasury securities	—	204	—	204
U.S. Government agency securities	—	90	—	90
Total long-term investments	—	294	—	294
Foreign exchange contracts	—	2	—	2
Total assets at fair value	$758	$524	$—	$1,282
Liabilities:
Foreign exchange contracts	$—	$17	$—	$17
Total liabilities at fair value	$—	$17	$—	$17
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
8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. As of April 3, 2015, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and nine months ended April 3, 2015 and March 28, 2014.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of cost of revenue or operating expenses, depending on the nature of the underlying hedged item. All fair value hedges were determined to be effective as of April 3, 2015 and June 27, 2014. The changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three and nine months ended April 3, 2015 and March 28, 2014.
As of April 3, 2015, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $10 million. In addition, as of April 3, 2015, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.5 billion and $3.5 billion, and closed $1.3 billion and $3.5 billion, in foreign exchange contracts in the three and nine months ended April 3, 2015, respectively. In addition, the Company opened $1.0 billion and $3.7 billion, and closed $1.2 billion and $3.8 billion, in foreign exchange contracts in the three and nine months ended March 28, 2014, respectively. The fair value and balance sheet location of the Company's foreign exchange contracts as of April 3, 2015 and June 27, 2014 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	April 3, 2015		June 27, 2014		April 3, 2015		June 27, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$2	Other current assets	$7	Accrued expenses	$17	Accrued expenses	$2
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of April 3, 2015 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$6	$(4)	$2
Financial liabilities	(21)	4	(17)
Total derivative instruments	$(15)	$—	$(15)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of June 27, 2014 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$9	$(2)	$7
Financial liabilities	(4)	2	(2)
Total derivative instruments	$5	$—	$5
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	April 3, 2015		March 28, 2014			April 3, 2015		March 28, 2014
Foreign exchange contracts	$19	$(39)	$13	$2	Cost of revenue	$(10)	$(24)	$(32)	$(29)
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and nine months ended April 3, 2015 and March 28, 2014.

9. Stock-Based Compensation

Stock-Based Compensation Expense
During the three and nine months ended April 3, 2015, the Company recognized in expense $17 million and $53 million, respectively, for stock-based compensation related to the vesting of options issued under the Company’s stock plans and the ESPP, as compared to $24 million and $69 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $8 million and $20 million in the three and nine months ended April 3, 2015, respectively, as compared to $6 million and $17 million in the three and nine months ended March 28, 2014, respectively. As of April 3, 2015, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $111 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.1 years.
During the three and nine months ended April 3, 2015, the Company recognized in expense $21 million and $64 million, respectively, for stock-based compensation related to the vesting of awards of RSUs and performance stock unit awards, issued under the Company's stock plans, as compared to $17 million and $56 million in the respective prior-year periods. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $6 million and $17 million in the three and nine months ended April 3, 2015, respectively, as compared to $5 million and $14 million in the three and nine months ended March 28, 2014, respectively. As of April 3, 2015, the aggregate unamortized fair value of all unvested RSUs was $141 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.5 years.
During the three and nine months ended April 3, 2015, the Company recognized a $9 million benefit and $3 million expense, respectively, related to adjustments to market value as well as the vesting of stock appreciation rights (“SARs”), as compared to $11 million expense and $35 million expense in the respective prior-year periods. The tax expense and tax benefit realized as a result of the aforementioned SARs expense was $2 million and $1 million in the three and nine months ended April 3, 2015, respectively, as compared to a $2 million benefit and $7 million benefit in the three and nine months ended March 28, 2014, respectively. The SARs will be settled in cash upon exercise. As a result, the Company had a total liability of $50 million related to SARs included in accrued expenses in the condensed consolidated balance sheet as of April 3, 2015. As of April 3, 2015, all SARs issued to employees were fully vested and are now solely subject to market price fluctuations.
Stock Option Activity
The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 27, 2014	10.1	$37.03
Granted	1.2	100.06
Exercised	(1.3)	31.04
Options outstanding at October 3, 2014	10.0	45.16
Exercised	(1.1)	32.14
Canceled or expired	(0.1)	32.53
Options outstanding at January 2, 2015	8.8	47.01
Assumed in acquisition	0.1	3.49
Exercised	(1.0)	32.26
Canceled or expired	(0.2)	58.23
Options outstanding at April 3, 2015	7.7	$48.48	4.5	$358
Exercisable at April 3, 2015	3.5	$34.15	3.2	$215
Vested and expected to vest after April 3, 2015	7.6	$47.91	4.5	$355
If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of April 3, 2015, the Company had options outstanding to purchase an aggregate of 6.4 million shares with an exercise price below the quoted price of the

Company’s stock on that date resulting in an aggregate intrinsic value of $358 million at that date. During the three and nine months ended April 3, 2015, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $73 million and $236 million, respectively, determined as of the date of exercise, as compared to $60 million and $164 million in the respective prior-year periods.
RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at June 27, 2014	3.7	$49.77
Granted	1.1	100.07
Vested	(1.5)	40.57
RSUs outstanding at October 3, 2014	3.3	70.88
Granted*	—	101.27
Vested	(0.1)	48.25
Forfeited*	—	64.09
RSUs outstanding at January 2, 2015	3.2	72.15
Granted	0.1	101.84
Vested	(0.1)	51.75
Forfeited	(0.1)	64.65
RSUs outstanding at April 3, 2015	3.1	$73.54
Expected to vest after April 3, 2015	3.0	$73.07

*	Shares were immaterial for rounding purposes.
The fair value of each RSU is the market price of the Company’s stock at the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The grant-date fair value of the shares underlying the RSU awards at the date of grant was $8 million and $124 million in the three and nine months ended April 3, 2015, respectively. These amounts are being recognized to expense over the corresponding vesting periods. The Company has assumed a forfeiture rate of 4.6% and 4.4% for the three and nine months ended April 3, 2015, respectively, based on a historical analysis indicating forfeitures for these types of awards.
SARs Activity
The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. As of April 3, 2015, 0.6 million SARs were outstanding with a weighted average exercise price of $8.02. There were no SARs granted and all other SARs activity was immaterial to the condensed consolidated financial statements for the three and nine months ended April 3, 2015.

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

	Three Months Ended		Nine Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Suboptimal exercise factor	2.65	2.29	2.52	2.06
Range of risk-free interest rates	0.21% to 1.60%	0.13% to 2.31%	0.11% to 2.16%	0.10% to 2.44%
Range of expected stock price volatility	0.25 to 0.45	0.27 to 0.48	0.23 to 0.47	0.27 to 0.50
Weighted average expected volatility	0.34	0.39	0.36	0.43
Post-vesting termination rate	1.04%	3.29%	1.25%	3.09%
Dividend yield	2.15%	1.34%	1.69%	1.57%
Fair value	$28.87	$28.78	$32.22	$24.06
The weighted average expected term of the Company’s stock options granted during the three and nine months ended April 3, 2015 was 5.3 years and 5.8 years, respectively, compared to 5.6 years and 5.0 years in the respective prior-year periods.
Fair Value Disclosure — Black-Scholes-Merton Model
The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the current ESPP are granted on either June 1 or December 1 of each year. ESPP activity was immaterial to the condensed consolidated financial statements for the three and nine months ended April 3, 2015 and March 28, 2014.
Stock Repurchase Program
The Company's Board of Directors previously authorized $3.0 billion for the repurchase of the Company's common stock. On February 3, 2015, the Company's Board of Directors authorized an additional $2.0 billion for the repurchase of its common stock and approved the extension of its stock repurchase program to February 3, 2020. The Company repurchased 2.2 million and 7.6 million shares, respectively, for a total cost of $240 million and $772 million during the three and nine months ended April 3, 2015, respectively. The remaining amount available to be purchased under the Company’s stock repurchase program as of April 3, 2015 was $2.4 billion. The Company may continue to repurchase its stock as it deems appropriate. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows and borrowings under the Company's Credit Agreement.
Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In the three months ended April 3, 2015, the Company declared a cash dividend of $0.50 per share as of April 3, 2015, totaling $116 million, which was paid on April 16, 2015. In the nine months ended April 3, 2015, the Company declared cash dividends of $1.30 per share for a total of $280 million. On May 5, 2015, the Company declared a cash dividend of $0.50 per share as of July 3, 2015, which will be paid on July 15, 2015. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended April 3, 2015 and March 28, 2014. The expected long-term rate of return on the Japanese plan assets is 3.5%.

The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	April 3, 2015	June 27, 2014
Benefit obligation	$219	$255
Fair value of plan assets	(171)	(191)
Unfunded status	$48	$64
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	April 3, 2015	June 27, 2014
Current liabilities	$1	$1
Non-current liabilities	47	63
Net amount recognized	$48	$64

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three and nine months ended April 3, 2015 and March 28, 2014. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $11 million in fiscal 2015.
11. Acquisitions
The condensed consolidated financial statements include the results of operations of acquired companies commencing after their respective acquisition dates. Disclosed below are those acquisitions which have a significant impact to these condensed consolidated financial statements.
Acquisition of Amplidata
On March 9, 2015, the Company acquired Amplidata NV (“Amplidata”), a developer of object storage software for public and private cloud data centers. As a result of the acquisition, Amplidata was fully integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $264 million, consisting of $245 million funded with available cash at the time of the acquisition and $19 million related to the fair value of a previously-held cost method investment. The acquisition is expected to further HGST's strategy to expand into higher value data storage platforms and systems that address the growth in storage requirements in cloud data centers.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $173 million to goodwill. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted during the measurement period of up to 12 months from the date of the acquisition as further information becomes available with any changes in the fair values potentially resulting in adjustments to goodwill. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's condensed consolidated financial statements.
The preliminary purchase price allocation for Amplidata was as follows (in millions):

Tangible assets acquired and liabilities assumed	$4
Intangible assets	87
Goodwill	173
Total	$264
The $173 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from an ability to create hard disk drive storage solutions leveraging the core software acquired and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to Amplidata was immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended April 3, 2015.
Prior to the acquisition date, the Company held a non-controlling interest in Amplidata accounted for under the cost method of accounting. Upon acquiring the outstanding ownership stake in Amplidata, the Company remeasured its original equity interest to its fair value using the income approach, which utilizes estimates of discounted future cash flows, and recognized a $9 million gain during the three months ended April 3, 2015, which was recorded as a component of the employee termination benefits, asset impairments and other charges line item within the condensed consolidated statements of income.

Acquisition of Virident
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
Acquisition of sTec
On September 12, 2013, the Company completed its acquisition of sTec, Inc. ("sTec"), a provider of enterprise solid-state drives. As a result of the acquisition, sTec has been fully integrated into the Company's HGST subsidiary and became a wholly-owned indirect subsidiary of the Company. The acquisition augmented HGST's existing solid-state storage capabilities.
The values assigned to the acquired assets and liabilities were finalized during the three months ended October 3, 2014, and the final purchase price allocation for sTec was as follows (in millions):

Tangible assets acquired and liabilities assumed	$189
Intangible assets	58
Goodwill	89
Total	$336
12. Employee Termination, Asset Impairment and Other Charges
The Company periodically incurs charges to realign its operations with anticipated market demand. The employee termination, asset impairment and other charges line item within the Company's condensed consolidated statements of income consisted of the following:

	Three Months Ended		Nine Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Employee termination benefits	$17	$6	$60	$27
Impairment of assets	2	17	21	26
Contract termination and other	(9)	2	(9)	6
Total	$10	$25	$72	$59
The following table provides a rollforward of those amounts recorded as liabilities within the Company's condensed consolidated balance sheets:

	June 27, 2014	Accruals	Payments	April 3, 2015
Employee termination benefits	$7	$60	$(41)	$26
13. Thailand Flooding
In October 2011, severe flooding in Thailand inundated all of the Company’s Thailand manufacturing facilities and submerged certain equipment located there. The Company maintains insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. As a result, the Company received a total of $50 million of insurance recoveries, of which $13 million was received previously and $37 million was received in the three months ended January 2, 2015 and recorded as a component of the selling, general and administrative line item within the Company's condensed consolidated statements of income. All flood-related claims submitted by the Company to its insurers were closed as of January 2, 2015.
14. Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. The Company does not expect the adoption of ASU 2015-03 to have a material effect on its condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which amends the guidance in former Accounting Standards Codification Topic 605, "Revenue Recognition," to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2016, which for the Company is the first quarter of fiscal 2018. Additionally, the FASB recently proposed a one-year deferral period for the effective date of the new standard, which the Company will evaluate if or when the deferral proposal is approved. The Company has not yet selected a transition method and is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures.
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
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding industry demand and shipments in the quarter ending July 3, 2015 and the expected impact on our revenue;

•	expectations concerning the anticipated benefits of our acquisitions;

•	demand for our products in the various markets and factors contributing to such demand;

•	our position in the industry;

•	our belief regarding our ability to capitalize on the expansion in, and our expectations regarding the growth and demand of, digital data;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	emergence of new storage markets for our products;

•	emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	expectations regarding our external and internal supply base;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	contributions to our pension plans in fiscal 2015; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.
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
Our Company

We are a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our product portfolio includes hard disk drives (“HDDs”) and SSDs, direct attached storage solutions, personal cloud network attached storage solutions, and public and private cloud data center storage solutions. HDDs are our principal products and are today’s primary storage medium for digital content, with the use of solid-state storage products growing rapidly. Our products are marketed under the HGST, WD and G-Technology brand names.  We currently operate our global business through two independent subsidiaries due to regulatory requirements - HGST and WD.
Third Quarter Overview
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we include the operating results for acquired companies commencing after their respective acquisition dates. Accordingly, Amplidata, Virident and sTec have been included in our results of operations since their acquisition dates of March 9, 2015, October 17, 2013, and September 12, 2013, respectively.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal third quarters ended April 3, 2015 and March 28, 2014 both consisted of 13 weeks. Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015.
For the quarter ended April 3, 2015, we believe that overall hard drive industry shipments totaled approximately 125 million units, down 9% from the prior-year period and down 11% from the second fiscal quarter. These decreases are the result of a softer demand environment largely driven by weak macroeconomic conditions.

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars (in millions) and percentage of net revenue:

	Three Months Ended				Nine Months Ended
	April 3, 2015		March 28, 2014		April 3, 2015		March 28, 2014
Net revenue	$3,550	100.0%	$3,703	100.0%	$11,381	100.0%	$11,479	100.0%
Gross profit	1,032	29.1	1,076	29.1	3,291	28.9	3,331	29.0
Total operating expenses	611	17.2	657	17.7	1,935	17.0	1,892	16.5
Operating income	421	11.9	419	11.3	1,356	11.9	1,439	12.5
Net income	384	10.8	375	10.1	1,245	10.9	1,300	11.3
The following is a summary of our financial performance for the third quarter of fiscal 2015:

•	Consolidated net revenue totaled $3.5 billion.

•	Net revenue derived from enterprise SSDs was $224 million as compared to $134 million in the prior-year period.

•	Hard drive unit shipments decreased 10% from the prior-year period to 54.5 million units.

•	Gross margin remained flat at 29.1% compared to the prior-year period.

•	Operating income was $421 million, an increase of $2 million from the prior-year period.

•	We generated $684 million in cash flow from operations and we ended the quarter with $4.8 billion in cash and cash equivalents.

Results of Operations
Net Revenue

	Three Months Ended			Nine Months Ended
(in millions, except percentages and average selling price)	April 3, 2015	March 28, 2014	Percentage Change	April 3, 2015	March 28, 2014	Percentage Change
Net revenue	$3,550	$3,703	(4)%	$11,381	$11,479	(1)%
Average selling price (per unit)*	$61	$58	5%	$60	$59	2%
Revenues by Geography (%)
Americas	29%	25%		27%	26%
Europe, Middle East and Africa	21	21		22	21
Asia	50	54		51	53
Revenues by Channel (%)
OEM	64%	62%		64%	63%
Distributors	23	25		23	24
Retailers	13	13		13	13
Unit Shipments*
PC	32.3	38.4		108.6	118.2
Non-PC	22.2	22.0		71.7	68.0
Total units shipped	54.5	60.4	(10)%	180.3	186.2	(3)%

*	Based on sales of hard drive units only.
For the quarter ended April 3, 2015, net revenue was $3.5 billion, a decrease of 4% from the prior-year period. This decrease in revenue was primarily the result of client demand challenges largely driven by weak macroeconomic conditions. Total hard drive shipments decreased to 54.5 million units for the quarter ended April 3, 2015 as compared to 60.4 million units in the prior-year period. For the nine months ended April 3, 2015, net revenue was $11.4 billion, a decrease of 1% from the prior year period. Total hard drive shipments decreased to 180.3 million units for the nine months ended April 3, 2015 as compared to 186.2 million units in the prior-year period. For the quarter ended April 3, 2015, average selling price ("ASP") increased to $61 when compared with the prior-year period at $58. For the nine months ended April 3, 2015, ASP increased by $1 from the prior-year period, from $59 to $60.
Changes in revenue by geography and channel generally reflect fluctuations in market demand and competitive dynamics. For the three and nine months ended April 3, 2015, Hewlett-Packard Company accounted for approximately 10% and 11% of our net revenue, respectively. For both the three and nine months ended March 28, 2014, Hewlett-Packard Company accounted for approximately 11% of our net revenue.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. Generally, total sales incentive and marketing programs range from 7% to 10% of gross revenues per quarter. For both the three and nine months ended April 3, 2015, these programs represented 10% of gross revenues, as compared to 8% in both respective prior-year periods. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.7% of quarterly gross revenue since the first quarter of fiscal 2013.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	April 3, 2015	March 28, 2014	Percentage Change	April 3, 2015	March 28, 2014	Percentage Change
Net revenue	$3,550	$3,703	(4)%	$11,381	$11,479	(1)%
Gross profit	1,032	1,076	(4)%	3,291	3,331	(1)%
Gross margin	29.1%	29.1%		28.9%	29.0%
For the three months ended April 3, 2015, gross margin remained flat with the prior-year period at 29.1%. For the nine months ended April 3, 2015, gross margin decreased to 28.9% as compared to 29.0% for the prior-year period.
Operating Expenses

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	April 3, 2015	March 28, 2014	Percentage Change	April 3, 2015	March 28, 2014	Percentage Change
R&D expense	$402	$418	(4)%	$1,265	$1,235	2%
SG&A expense	199	201	(1)%	583	559	4%
Charges related to arbitration award	—	13	(100)%	15	39	(62)%
Employee termination, asset impairment and other charges	10	25	(60)%	72	59	22%
Total operating expenses	$611	$657		$1,935	$1,892
Research and development (“R&D”) expense was $402 million for the three months ended April 3, 2015, a decrease of $16 million from the prior-year period. This decrease was the result of lower incentive compensation and a realignment of our cost structure due to a softer demand environment. For the nine months ended April 3, 2015, R&D expense was $1.3 billion, an increase of $30 million from the prior-year period. This increase was primarily due to additional investment in our enterprise SSD business and the inclusion of a full six month period of Virident and sTec's R&D expenses, as opposed to a partial six month period of such expenses in the comparative prior-year period, and an additional week of operating expenses due to a 14-week quarter in our first fiscal quarter in the current period. As a percentage of net revenue, R&D expense remained flat at 11.3% and increased to 11.1% in the three and nine months ended April 3, 2015, respectively, as compared to 11.3% and 10.8% in the respective prior-year periods.
Selling, general and administrative (“SG&A”) expense was $199 million for the three months ended April 3, 2015, a decrease of $2 million from the prior-year period. This decrease was primarily the result of lower incentive compensation and a realignment of our cost structure due to a softer demand environment. For the nine months ended April 3, 2015, SG&A expense was $583 million, an increase of $24 million from the prior-year period. This increase was primarily due to the inclusion of a full six month period of Virident and sTec's SG&A expenses, as opposed to a partial six month period of such expenses in the comparative prior-year period, and an additional week of operating expenses due to a 14-week quarter in our first fiscal quarter in the current period. Additionally, this increase is a result of a $37 million flood-related insurance recovery in the current period compared to a $65 million flood-related insurance recovery in the prior-year period. SG&A expense as a percentage of net revenue was 5.6% and 5.1% in the three and nine months ended April 3, 2015, respectively, as compared to 5.4% and 4.9% in the respective prior-year periods.
During the nine months ended April 3, 2015, we recorded $15 million of interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate Technology LLC ("Seagate") as compared to $13 million and $39 million in the three and nine months ended March 28, 2014, respectively. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
During the three and nine months ended April 3, 2015, we recorded employee termination, asset impairment and other charges of $10 million and $72 million, respectively, in order to realign our operations with anticipated market demand, as compared to $25 million and $59 million in the respective prior-year periods. For additional information, refer to Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Other Income (Expense)
Interest income for the three and nine months ended April 3, 2015 decreased $1 million and increased $1 million, respectively, as compared to the prior-year periods primarily due to different average daily invested cash balances for the respective periods. Interest and other expense for the three and nine months ended April 3, 2015 decreased $5 million and $7 million, respectively, when compared to the respective prior-year periods primarily due to interest on a lower debt balance.
Income Tax Provision
Our income tax provision for the three months ended April 3, 2015 was $28 million, as compared to $31 million in the prior-year period. Our income tax provision for the nine months ended April 3, 2015 was $85 million, as compared to $105 million in the prior-year period. Our tax provision for the nine months ended April 3, 2015 reflects a tax benefit of $16 million resulting from the retroactive extension of the U.S. Federal R&D tax credit that was signed into law on December 19, 2014. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2015 through 2025 and the current year generation of income tax credits. For additional information, refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We ended the third quarter of fiscal 2015 with total cash and cash equivalents of $4.8 billion. The following table summarizes our statements of cash flows (in millions):

	Nine Months Ended
	April 3, 2015	March 28, 2014
Net cash flow provided by (used in):
Operating activities	$1,754	$2,104
Investing activities	(712)	(1,756)
Financing activities	(1,034)	(88)
Net increase in cash and cash equivalents	$8	$260
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
A total of $3.9 billion and $3.5 billion of our cash and cash equivalents was held outside of the United States as of April 3, 2015 and June 27, 2014, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. As described in Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the final arbitration award plus interest accrued of $773.4 million was paid on October 14, 2014 from one of our foreign subsidiaries using cash held outside the United States. On September 13, 2012, our Board of Directors approved a capital allocation plan which includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $1.8 billion during the nine months ended April 3, 2015. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used by working capital changes was $470 million for the nine months ended April 3, 2015 as compared to $189 million used by working capital changes in the prior-year period. The increase in net cash used by operations for the nine months ended April 3, 2015 was primarily due to payment of the final arbitration award plus interest accrued as previously discussed in Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	April 3, 2015	March 28, 2014
Days sales outstanding	44	44
Days in inventory	48	44
Days payables outstanding	(73)	(65)
Cash conversion cycle	19	23
For the three months ended April 3, 2015, our average days sales outstanding (“DSOs”) remained flat, days in inventory (“DIOs”) increased by 4 days, and days payable outstanding (“DPOs”) increased by 8 days compared to the prior year period. Changes in average DSOs and DIOs are generally related to linearity of shipments and the timing of inventory builds, respectively. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Cash used in investing activities for the nine months ended April 3, 2015 was $712 million and consisted primarily of $687 million related to the purchase of investments, $456 million of capital expenditures and $247 million related to acquisitions, net of cash acquired, partially offset by $665 million of proceeds from sales and maturities of investments. Cash used in investing activities for the nine months ended March 28, 2014 was $1.8 billion and consisted primarily of $823 million related to acquisitions, net of cash acquired, $470 million of investments in available-for-sale securities, and $467 million of capital expenditures.
Financing Activities
Net cash used in financing activities for the nine months ended April 3, 2015 was $1 billion as compared to $88 million used in financing activities in the prior-year period. Net cash used in financing activities for the nine months ended April 3, 2015 consisted primarily of $772 million used to repurchase shares of our common stock, $280 million used to pay dividends on our common stock and $94 million used to make principal payments on the Credit Agreement (as defined below), partially offset by a net $112 million provided by employee stock plans. Net cash used in financing activities for the nine months ended March 28, 2014 consisted of $2.5 billion used to make principal payments and repay the outstanding balance to terminate our previous credit agreement and to make principal payments on the Credit Agreement, $544 million used to repurchase shares of our common stock and $189 million used to pay dividends on our common stock, offset by $2.5 billion of debt proceeds related to the term loan facility under the Credit Agreement, net of issuance costs, $500 million of debt proceeds related to the revolving credit facility under our previous credit agreement and a net $139 million provided by employee stock plans.
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

Contractual Obligations and Commitments
Long-Term Debt — On January 9, 2014, Western Digital Ireland, Ltd. (“WDI”) used existing cash to repay the outstanding term loan balance of $1.8 billion under our previous credit agreement dated March 8, 2012. Also, on January 9, 2014, the Company, Western Digital Technologies, Inc. (“WDT”) and WDI entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which was subsequently amended on February 25, 2015 (as amended, the "Credit Agreement") to add Western Digital International, Ltd. (”WD International”) as an additional borrower. The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT and a $1.5 billion revolving credit facility to WDT, WDI and WD International (each, a “Borrower” and collectively, the “Borrowers”).
As of April 3, 2015, no amounts were outstanding under the revolving credit facility of the Credit Agreement and the term loan facility had an outstanding balance of $2.3 billion with a variable interest rate of 1.68%. We are required to make quarterly principal payments on the term loan facility totaling $31 million for the remainder of fiscal 2015, $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. As of April 3, 2015, we were in compliance all covenants under the Credit Agreement. For additional information, refer to Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Unrecognized Tax Benefits — As of April 3, 2015, the cash portion of our total recorded liability for unrecognized tax benefits was $273 million. We estimate the timing of the future payments of these liabilities to be within the next one to eight years. For additional information, refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Stock Repurchase Program — Our Board of Directors previously authorized $3.0 billion for the repurchase of our common stock. On February 3, 2015, our Board of Directors authorized an additional $2.0 billion for the repurchase of our common stock and approved the extension of our stock repurchase program to February 3, 2020. During the three and nine months ended April 3, 2015, we repurchased 2.2 million and 7.6 million shares, respectively, for a total cost of $240 million and $772 million, respectively. Subsequent to April 3, 2015 and through May 6, 2015, we repurchased an additional 2.0 million shares of our common stock for a total cost of $198 million. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Dividend Policy — During the three months ended April 3, 2015, we declared a cash dividend of $0.50 per share of our common stock as of April 3, 2015, totaling $116 million, which we paid on April 16, 2015. During the nine months ended April 3, 2015, we declared cash dividends of $1.30 per share of our common stock for a total of $280 million. On May 5, 2015, we declared a cash dividend of $0.50 per share as of July 3, 2015, which will be paid on July 15, 2015. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

As of April 3, 2015, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains (Losses)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$187	$113.28	$(6)
Malaysian Ringgit	$261	$3.56	$(6)
Philippine Peso	$41	$44.51	$—
Singapore Dollar	$42	$1.31	$(1)
Thai Baht	$644	$32.87	$3
Fair value hedges:
British Pound Sterling	$(6)	$0.68	$—
Euro	$(41)	$0.92	$—
Japanese Yen	$82	$120.05	$—
Philippine Peso	$30	$44.80	$—
Singapore Dollar	$15	$1.33	$—
Thai Baht	$69	$32.63	$—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and nine months ended April 3, 2015, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk

Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. WDT, WDI and WD International are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $23 million annually. For additional information on the Credit Agreement, see Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
There has been no change in our internal control over financial reporting during the third fiscal quarter ended April 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

If we fail to realize the anticipated benefits from our acquisition of HGST, our business and financial condition may be adversely affected.
In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years from the March 8, 2012 closing date of the acquisition). We worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement. Compliance with these measures has adversely affected, and may continue to adversely affect, our business and financial conditions in the following ways:

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
The secular growth of digital data is resulting in a more diversified mix of revenue from the CE, cloud computing, NAS, surveillance and enterprise markets. As sales into these markets become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our inability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, these markets may be adversely affected by the following:

•
Mobile Devices. There has been and continues to be a rapid growth in devices that do not contain a hard drive such as tablet computers and smart phones. As tablet computers and smart phones provide many of the same capabilities as PCs, they have displaced or materially affected, and we expect will continue to displace or materially affect, the demand for PCs. If we are not successful in adapting our product offerings to include disk drives or alternative storage solutions that address these devices, demand for our products in these markets may decrease and our financial results could be materially adversely affected.

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

The client compute market (the "PC market") has been deteriorating, and if we fail to respond to changes in the PC market, our operating results could suffer.
While sales to the other markets are becoming a more significant source of revenue, sales to the PC market remain an important part of our business. The PC market, however, has been, and may continue to be, adversely affected by the growth of tablet computers, smart phones and similar devices that perform many of the same capabilities as PCs, the lengthening of product life cycles and macroeconomic conditions. We believe that the deterioration of the PC market has accelerated recently, and that this accelerated deterioration may continue or further accelerate. If we fail to respond to changes in the PC market, our operating results could suffer. Additionally, if demand in the PC market is worse than expected as a result of these or other conditions, demand for our products in the PC market may decrease at a faster rate and our operating results may be adversely affected.

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
During the quarter ended April 3, 2015, 43% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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

If our technology infrastructure, systems or products are compromised, damaged or interrupted by cyber attacks, data security breaches, other security problems, security vulnerabilities, or design defects, we could suffer harm to our business and financial condition, exposure to significant liability, reputational harm, and other serious negative consequences.

We experience from time to time attempts to breach our technology infrastructure, systems and products through cyber attacks. Cyber attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers.

In addition, our technology infrastructure and systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Further, our products contain sophisticated hardware and operating system software and applications that may contain security problems, security vulnerabilities, or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products.

If efforts to breach our infrastructure, systems and products are successful or we are unable to protect against these risks, we could suffer interruptions, delays, or cessation of operations of our systems, and we, our customers, and other affected third parties could suffer loss or misuse of proprietary information, intellectual property, or sensitive or confidential data or personal information, costs, indemnification claims, litigation, and damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and adversely affect our operating results and financial condition.

We are subject to laws, rules, and regulations in the U.S. and other countries relating to the collection, use, sharing, and security of third-party data including personal data, and our failure to comply with these laws, rules and regulations could subject us to proceedings by governmental entities or others and cause us to incur penalties, significant legal liability, or loss of customers, loss of revenue, and reputational harm.

We are subject to laws, rules, and regulations in the U.S. and other countries relating to the collection, use, and security of third-party data including data that relates to or identifies an individual person. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of third-party data including personal data in conducting our business subjects us to legal and regulatory burdens that may require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Global privacy and data protection legislation, enforcement, and policy activity in this area are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. Compliance requirements and even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability, or lead us to change our business practices.
If we fail to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, it may adversely affect our future results.
As part of our growth strategy, we have completed, and we may continue to pursue, acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business. For example, we completed the acquisitions of Amplidata on March 9, 2015, Virident on October 17, 2013, and sTec on September 12, 2013. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations.
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
Our most recent evaluation resulted in our conclusion that as of April 3, 2015, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases by us of shares of our common stock during the quarter ended April 3, 2015:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Jan. 3, 2015—Jan. 30, 2015	2.2	$109.87	2.2	$622
Jan. 31, 2015—Feb. 27, 2015	—	$—	—	$2,382
Feb. 28, 2015—Apr. 3, 2015	—	$—	—	$2,382
Total	2.2	$—	2.2	$2,382

(1)
The Company's Board of Directors previously authorized $3.0 billion for the repurchase of the Company's common stock. On February 3, 2015, the Company's Board of Directors authorized an additional $2.0 billion for the repurchase of its common stock and approved the extension of its stock repurchase program to February 3, 2020. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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
2.1
Stock Purchase Agreement, dated March 7, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011) ±

2.2
First Amendment to Stock Purchase Agreement, dated May 27, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 12, 2011)

2.3
Second Amendment to Stock Purchase Agreement, dated November 23, 2011, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on January 27, 2012)

2.4
Third Amendment to Stock Purchase Agreement, dated January 30, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.5
Fourth Amendment to Stock Purchase Agreement, dated February 15, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.6
Fifth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.7
Sixth Amendment to Stock Purchase Agreement, dated March 6, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2012)

2.8
Amendment to Stock Purchase Agreement, dated July 9, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 19, 2013)

2.9
Amendment to Stock Purchase Agreement, dated July 27, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

2.10
Amendment to Stock Purchase Agreement, dated August 29, 2012, among Western Digital Corporation, Western Digital Ireland, Ltd., Hitachi, Ltd., and Viviti Technologies Ltd. (Filed as Exhibit 2.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 14, 2013 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2013)

10.1
First Amendment to Credit Agreement, dated as of February 25, 2015, to the Credit Agreement dated as of January 9, 2014, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as borrowers, Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time†

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
Date: May 11, 2015