Form 10-K
period 2015-07-03
WESTERN DIGITAL CORP
filed 2015-08-21
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2015
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
None
__________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on January 2, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23 billion, based on the closing sale price as reported on the NASDAQ Global Select Market.
As of the close of business on August 13, 2015, 230,402,975 shares of common stock, par value $.01 per share, were outstanding.
 __________________________
Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 3, 2015

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Fiscal year 2015, which ended on July 3, 2015, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the second, third and fourth quarters consisting of 13 weeks each. Fiscal years 2014 and 2013, which ended on June 27, 2014 and June 28, 2013, respectively, were each comprised of 52 weeks. Fiscal year 2016 will be comprised of 52 weeks. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless, we state, or the context indicates, otherwise.

WDC, a Delaware corporation, is the parent company of our data storage business, which operates under two independent subsidiaries – HGST and WD. Our principal executive offices are located at 3355 Michelson Drive, Suite 100, Irvine, California 92612. Our telephone number is (949) 672-7000 and our website is www.westerndigital.com. The information on our website is not incorporated in this Annual Report on Form 10-K.

Western Digital, WD, the WD logo, My Cloud and G-Technology are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations concerning the anticipated benefits of our acquisitions;

•	demand for our products in the various markets and factors contributing to such demand;

•	our platform;

•	our position in the industry;

•	our belief regarding our ability to capitalize on the expansion in, and our expectations regarding the growth and demand of, digital data;

•	our plans to continue to develop new products and expand into new storage markets and into emerging economic markets;

•	our balancing of our hard drive business with investments in newer areas;

•	developing relationships with customers;

•	the emergence of new storage markets for our products;

•	the emergence of competing storage technologies;

•	our quarterly cash dividend policy;

•	our share repurchase plans;

•	our stock price volatility;

•	our belief regarding our compliance with environmental laws and regulations;

•	expectations regarding our external and internal supply base;

•	our belief regarding component availability;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents to meet our working capital, capital expenditure and other cash needs.
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

PART I
Item 1. Business
General

We are a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our product portfolio includes hard disk drives (“HDDs”), solid-state drives ("SSDs"), direct attached storage solutions, personal cloud network attached storage solutions, and public and private cloud data center storage solutions. HDDs are our principal products and are today’s primary storage medium for the vast majority of digital content, with the use of solid-state storage products growing rapidly. Our products are marketed under the HGST, WD and G-Technology brand names.

We believe we are well positioned to capitalize on important long-term growth trends in the rapidly changing storage industry - the ongoing expansion in digital content and the growth in the amount of that content being stored. These trends are linked directly to consumers’ and commercial enterprises’ increasingly ubiquitous experience with data and the increasing value of that data. The confluence of data growth and the ability to expand the extraction of value from data is driving the need for the long-term retention of as much data as possible for legal and regulatory purposes and for potential future refinements in a wide range of fields, including advertising, aerospace, e-commerce, energy, medical, mining, and security surveillance. We believe the ways in which people and organizations are creating and using data are changing and that the amount of data considered useful to store is expanding. Increasingly, more and more digital content is being stored and managed on hard drives and solid state drives in the cloud environment and we believe we are strongly positioned to continue to play a role in this transition.

With a focus on innovation and value creation, our goal is to grow through continued strong execution and with targeted investments in datacenter infrastructure, mobility and the cloud.
Due to regulatory requirements, we have operated our global business since March 2012 through two independent subsidiaries - HGST and WD, both long-time innovators in the storage industry. In March 2014, we submitted an application to the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) to lift the condition it imposed on our Company to operate these businesses separately. At this time, we are awaiting MOFCOM’s response to our application.
Our headquarters are located in Irvine, California. WDC was founded in 1970 as a specialized semiconductor manufacturer and since entering the hard drive industry in 1988, its WD subsidiary has been a technology standard-setter in the industry’s highest volume markets. HGST, a provider of high-value storage in enterprise markets, was acquired by WDC in March 2012. HGST was founded in 2003 through the combination of the HDD businesses of International Business Machines Corporation, the inventor of the HDD, and Hitachi, Ltd. (“Hitachi”). As of July 3, 2015, WDC had approximately 9,700 engineers and one of the industry’s largest patent portfolios with more than 7,000 active patents worldwide.
We have relationships with the full range of customers currently addressing storage opportunities. These include storage subsystem suppliers, major server original equipment manufacturers (“OEMs”), Internet and social media infrastructure players, and personal computer (“PC”) and Mac™ OEMs. We sell our products to OEMs, distributors, resellers, cloud infrastructure players, and consumers. We have a strong consumer brand heritage with our WD and G-Technology branded products businesses.
The storage market in which we operate is rapidly changing and evolving. To address these dynamics, we regularly review opportunities to apply our knowledge of data storage technology to markets that we do not currently serve or in markets where we seek to broaden our participation and augment our resources and capabilities. Investments and acquisitions are a key part of our overall strategy to create long-term value within the storage ecosystem. For example, since the beginning of fiscal 2014 we have strengthened our enterprise SSD business with acquisitions of companies such as Virident Systems, Inc. ("Virident"), sTec, Inc. ("sTec") and VeloBit, Inc. ("VeloBit"). In March 2015, we acquired Amplidata, NV ("Amplidata"), a developer of object storage software for public and private cloud data centers, a key building block in a new systems business we have entered called active archive storage that is addressing a new greenfield opportunity in the object storage space. With this strategy, we are assembling the technology building blocks to increase our overall market participation and be a full-line data storage solutions supplier, balancing our core hard drive business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Consistent with our measured and deliberate approach to new market entries in the past, our approach to additional new markets will be based on a careful assessment of the risks, rewards, requirements and profit potential of such actions.

Industry
The growth and changes in the global ecosystem for digital content storage solutions are being driven by several factors including:

•
Proliferation of data. The proliferation of consumer electronics ("CE"), computing devices, social media and cloud-related infrastructure is driving rapid growth in the creation, sharing and retention of high definition video, high resolution images, e-mail and big data files.

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

•
Adoption of tiered storage architectures. With the significant increase in data storage demand, enterprises and cloud infrastructure players have adopted tiered storage architectures to improve storage performance and manage the costs of this growth as they cope with increasingly large, growing pools of digital content. Tiered storage architectures optimize data storage to the most appropriate storage device, driving increasing demand for high capacity and high performance HDDs and flash-based solid-state storage.

•	The development of advanced storage solutions that bypass tiered architectures while delivering the same benefits.
We are a market and customer driven company, focused on growth, innovation and value creation for our customers, employees and shareholders. We develop deep and collaborative relationships with customers aimed at making them more successful, an approach that is being manifested in our role as a trusted advisor and market maker in our served markets. We believe this approach is one of the key factors that will help us continue to achieve strong financial performance over the long term. We believe our platform is broad-based and powerful, with growth drivers and unique competitive advantages that will continue to provide us the opportunity to expand our value-creation model within an evolving, changing and growing storage ecosystem.
The ability to store large amounts of data is an ongoing enabler of the large amount of digital content being created and utilized. We believe the growth in the number of computing users and connected mobile devices in the world continues unabated, creating more usage and more digital content to be stored. Cloud computing applications are especially noteworthy given that they create multiple copies of photos, videos and other content to ensure efficient distribution and security. We believe that petabytes shipped in the HDD industry were up 14% in fiscal 2015 from fiscal 2014, reflecting primarily the strength in demand for storage in enterprise cloud applications. In addition, we believe revenue in the SSD industry was up 24% in fiscal 2015 from fiscal 2014, reflecting strength in SSD enterprise markets.
Enterprise
Enterprise storage devices consist of performance and capacity HDDs and SSDs. These devices are used in multiple types of enterprise datacenters that provide storage for a range of cloud and corporate applications. Within datacenters, these drives are typically used in servers and storage systems. There are also newer enterprise systems level products that address a category of data storage previously deemed inaccessible and too costly to access. We recently began shipping a new category of enterprise storage product called active archive, which is a fully enclosed rack system utilizing our helium hard drives and object storage software.
Performance and capacity HDDs and SSDs are essential to the operations of an enterprise and require the greatest capabilities and reliability. These drives are the most highly engineered product line in the storage industry. The infrastructure to support cloud computing storage is driving the demand for multi-platter high capacity HDDs as well as enterprise class SSDs in tiered storage architectures. Cloud computing delivers shared resources, software and information to users on demand on a multitude of devices, such as client PCs, tablets and smart phones. Most cloud computing models consist of services delivered through large datacenters with enterprise-class servers, also utilizing tiered architectures to address multiple levels of storage needs. We believe we have established a leading position in supplying performance HDDs, multi-platter high capacity HDDs and SSDs to address these needs.

We believe petabyte shipments into the enterprise market of the storage industry were up 49% in fiscal 2015 from fiscal 2014. Future growth in the enterprise market is expected to occur based on public and private cloud-related projects to address the continued growth in data being created and the demand to store much of that data.
Client: Desktop and Notebook PCs
Client storage devices consist of internal HDDs and SSDs for desktop and mobile PCs. Desktop PCs are intended for regular use at single locations in homes and businesses, as well as in multi-user educational and government networks. Mobile PCs, primarily notebook computers, are used both in and away from homes and businesses. The demand for hard drives in desktop and notebook PCs is in decline due to the slow-down in PC sales, the increased use of SSDs as replacements for HDDs in notebook PCs, and the growing shift of storage workloads to the cloud. Other HDD markets, such as cloud, traditional enterprise, branded products, gaming and other solutions have been expanding. We believe the units shipped in client hard drives were down 12% in fiscal 2015 from fiscal 2014. We believe that HDD unit shipments into client computer storage devices will be driven primarily by demand in emerging countries, corporate and consumer refreshes and the enduring nature of PCs as the most fully functional computing device.
Branded Products
External storage devices supplement the storage space on PC systems for home and small office networks and, through wireless connections, the fastest growing category in this market, provide remote access to personal content. These drives, when directly attached to PCs, are ideally suited to back up the data already stored on PC internal drives because of their portability and security features. The growing availability of wireless connectivity is creating growth opportunities for external networked attached storage solutions such as our family of WD My CloudTM products. We believe HDD unit shipments into the external storage market decreased 6% in fiscal 2015 from fiscal 2014.
Consumer Electronics
HDDs for CE products are primarily used in digital video recorders (“DVRs”), game consoles and security video recording systems. We believe demand for greater storage capacity in these applications will continue to drive growth for higher capacity HDDs.

DVRs offer greater consumer viewing flexibility and enhanced capabilities such as pausing live television, simplifying the process of recording and cataloging recorded television programs and quickly forwarding or returning to any section of a recorded television program. Game consoles enable users to save games, movies, music, pictures and other user generated content. Security surveillance hard drives provide 24/7 reliability and peace of mind for the installation of home or small to medium sized business (“SMB”) security systems. We believe HDD unit shipments into the CE market increased 3% in fiscal 2015 from fiscal 2014.
Competition
We compete with manufacturers of HDDs for client compute, client non-compute and enterprise applications and manufacturers of SSDs. The HDD market consists of five principal brands: HGST, Samsung, Seagate, Toshiba and WD. In solid-state products, we compete with a wide range of manufacturers, from small startup companies to multinational corporations, including Intel, Micron, Samsung, SanDisk, Seagate and Toshiba.

The storage industry is increasingly utilizing tiered architectures with HDDs and SSDs to address an expanding set of uses and applications. HDDs are highly substitutable due to industry standards that mandate the technical form, fit and function of HDDs, and we believe there are no substantial barriers for existing HDD competitors to offer competing products. HDD attributes include product quality and reliability, storage capacity, unit price, product performance, production volume capabilities, delivery capability, leadership in time-to-market, time-to-volume and time-to-quality, service and support and ease of doing business. The relative importance of these factors varies by customer, market and use, and we believe that we are generally competitive in all of these factors. Semiconductor media or solid-state technology provides high performance attributes in some enterprise-class applications and client notebook designs and attractive functionality in consumer handheld applications requiring smaller form factors, lower power and less storage capacity, such as smart phones and tablets. With advances in our own solid-state enterprise business, coupled with our actions to strengthen those resources through acquisitions and investments, we believe we are positioned to compete successfully in the enterprise-class solid-state space of this market. Advances in magnetic, optical or other data storage technologies could also result in competitive products for storing digital content with better performance or lower cost per unit of capacity than our products. We monitor the advantages, disadvantages and advances of the full array of storage technologies on an ongoing basis.

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

•
strategically aligning our investments in profitable and growing markets beyond our core HDD business, to ensure future growth in storage businesses related to mobility, solid-state and cloud computing.

We believe our strategy provides the following benefits, which distinguish us in the dynamic and competitive storage industry:

•	enables continued diversification of our storage solutions portfolio and entry into additional growing adjacent markets;

•
allows us to achieve strong financial performance, including healthy returns on invested capital and cash generation, thereby enabling efficient allocation of capital to shareholders and strategic investments in innovation; and

•	creates compelling value for our customers and makes them more successful, while providing growth opportunities for our suppliers, employees, and shareholders.
Data Storage Solutions
We offer a broad line of data storage solutions to meet the evolving storage needs of our end users. HGST’s HDD offerings include: high performance 10,000/15,000 revolutions per minute (“RPM”) drives targeting server and storage system OEMs, enterprise capacity drives for bulk storage applications for both hyperscale cloud customers and OEMs, the industry’s only helium sealed drives featuring capacities of up to 10 terabytes ("TB") to deliver unmatched total cost of ownership, mobile drives for the notebook, PC and gaming markets, a G-Technology line of branded products for professional content producers, enterprise storage software and a fully integrated active archive system. HGST also delivers a line of SSDs for servers and storage systems applications that includes 2.5” serial attached SCSI (Small Computer System Interface) (“SAS”) drives as well as peripheral component interconnect express (“PCIe”) NVMe SSDs and embedded flash solutions. Our WD subsidiary designs, manufacturers and provides hard drives for a wide range of digital storage uses, from PCs and data centers to video recording systems, home network storage devices, and video surveillance. WD also packages these hard drives into consumer appliances, which offer portable, desktop and personal cloud storage for accessibility from anywhere and sharing functionality.
Enterprise Storage. Enterprise storage solutions consist of HDDs and SSDs for performance enterprise and capacity enterprise markets. Our enterprise storage offerings include performance HDDs which are optimized for performance applications providing a range of capacity and performance levels primarily for use in enterprise servers, supporting high volume on-line transactions, data analysis and other enterprise applications. Our enterprise storage devices also include capacity drives which provide enterprise class reliability at the lowest cost per gigabyte ("GB") and are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. We recently launched the world’s first 10TB drive, a helium sealed HDD designed for active archive applications where the highest possible capacity is required while maintaining enterprise level reliability. Lastly, our enterprise storage solutions include solid-state solutions which feature high read/write speeds and include high capacities.
For 2015, our HGST subsidiary continued its leadership as the first and only supplier of helium-filled HDDs. This advanced technology allows HGST to pack seven-platters in a standard 3.5" form factor providing up to 10TB capacity. This drives down total cost of ownership at the data center level by providing significant improvements in capacity, power, cooling and storage density. HGST reached an important milestone in March 2015, shipping its one millionth helium drive.
Our enterprise HDD unit shipments were 31 million, 30 million and 28 million for 2015, 2014 and 2013, respectively.
Through the calendar 2014 extension of the joint development agreement with Intel Corporation for SAS SSDs, the calendar 2013 acquisitions of sTec, Virident and Velobit, and the calendar 2014 acquisition of Skyera, our HGST subsidiary has strengthened its position in the fast growing market for enterprise class SSDs and SSD-based solutions. We now offer a broad range of SSDs for the enterprise applications based on the SAS and PCIe interfaces. HGST also delivers advanced software for caching, high-availability and clustering that accelerates traditional enterprise storage environments and enables significant server consolidation and improved total cost of ownership for cloud and hyperscale environments.

Storage Platforms and Systems. Supporting HGST’s strategy to bring higher value data storage platforms and systems to the market, HGST announced its first vertically integrated solution - the HGST Active Archive system. The active archive system delivers a fully-configured S3-compliant, scale-out object storage system that utilizes HGST’s helium-filled HDDs for improved storage economics. Through vertical innovation and integration, the active archive system leverages HGST’s deep insight into storage systems resulting in an integrated, tuned and optimized solution that delivers improved total cost of ownership that can be more cost-effective than traditional cloud infrastructure.
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
We also offer Serial Advanced Technology Attachment ("SATA") HDDs specifically designed for home and small office network attached storage systems and optimized for energy efficiency and reliability, hard drives for video recording applications, including surveillance, as well as HDDs designed for advanced single-user computing systems such as professional systems for video editing and computer-aided design/computer-aided manufacturing ("CAD/CAM") applications and high-end desktop PC applications including gaming, which require high performance and high reliability. Our client compute HDD unit shipments were 136 million, 157 million and 162 million for 2015, 2014 and 2013, respectively.
Branded Products. Our branded product solutions consist of HDDs embedded into WD-, HGST- and G-Technology-branded external storage appliances with capacities ranging from 500 GB to 24 TB and using interfaces such as USB 2.0, USB 3.0, FireWireTM, ThunderboltTM and Ethernet network connections. Within branded products, we offer HDDs that provide high quality, reliable storage for backup and capacity expansion in both mobile and desktop form factors that are designed to keep digital content secure while providing portable storage for desktops and notebooks. In addition, within branded products we offer solutions for SMBs, by offering complete network storage solutions designed to meet the needs of SMBs by providing centralized storage, backup, data protection and remote file access. We also provide external hard drives that connect to home or office networks, enabling consumers access from anywhere with an Internet connection and from smart phones, tablets and PCs via WD mobile apps and PC software. These My Cloud solutions offer the same functionality as public cloud storage services, yet offer consumers the peace of mind that ownership brings, with lower cost and greater capacity. Certain branded product solutions-such as our My Cloud products include software that assists customers with backup, remote access and management of digital content.
Our branded product hard drive unit shipments were 25 million in each of 2015, 2014 and 2013.
Consumer Electronics Solutions. CE solutions are used in DVRs, gaming consoles, security surveillance, systems, set top boxes, camcorders, multi-function printers and entertainment and automobile navigation systems. Our CE solutions include HDDs designed and optimized for video streaming and continuous digital video recording. These HDDs deliver quiet operation, low operating temperature, low power consumption, high reliability and optimized streaming capabilities. Our CE HDD unit shipments were 37 million, 37 million and 28 million for 2015, 2014 and 2013, respectively.
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
Solid-State Drives
SSDs use semiconductor, non-volatile media, rather than magnetic media and magnetic heads, to store and allow fast access to data without any moving parts. The cost per bit of solid-state drives is more expensive than hard drives, but the higher input/output (“IO”) performance makes SSDs an attractive new tier of storage that fits between DRAM memory and hard drives. SSDs are finding growing usage in enterprise storage systems and servers in applications that demand the highest IO performance.
The non-volatile memory in use today for SSDs is NAND flash technology. While single-level cell flash provides the highest endurance and performance, the optimal balance of price and performance is usually achieved through the use of multi-level cell flash. Multiple NAND flash die are used on a single printed circuit board assembly ("PCBA") and connected in parallel through a controller to the host bus. Various performance classes of SSDs are created by varying the number of parallel NAND channels and the speed of controller logic and firmware. The controller contains hardware logic and firmware to buffer the data flow to and from the host, to the NAND flash, and to manage the reliability and performance of the NAND flash media.
The typical host interfaces for SSDs include PCIe, SAS and SATA. PCIe products typically offer the highest performance and come on edge cards that plug into the PCIe bus. PCIe defines the hardware and electrical interface but the software protocols are still proprietary today. New standards such as NVMe and SCSI express are emerging to bring more standardized software protocols for communicating with PCIe SSDs. SAS and SATA products utilize standardized interfaces similar to hard drives and come in 2.5-inch form factors with differing package heights depending on the application and usage. The typical power consumption for the SAS and SATA interfaces is similar to hard drives, while the power consumption of PCIe form factor devices is typically higher.
Our products generally leverage a common platform for various products within product families, and in some cases across product families, resulting in the commonality of components which reduces our exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models. For a discussion of associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.
Research and Development

We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. Research and development expenses totaled $1.6 billion, $1.7 billion and $1.6 billion in 2015, 2014 and 2013, respectively. For a discussion of associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.

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
In addition to patent protection of certain intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We believe that our non-patented intellectual property, particularly some of our process technology, is an important factor in our success. We rely upon non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which we conduct business may provide less protection for confidential information than the United States ("U.S").

We rely on certain technology that we license from other parties to manufacture and sell our products. We believe that we have adequate cross-licenses and other agreements in place in addition to our own intellectual property portfolio to compete successfully in the storage industry. For a discussion of associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.
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
HDD manufacturing is a complex process involving the production and assembly of precision components with narrow tolerances and thorough testing. The assembly process occurs in a “clean room” environment that demands skill in process engineering and efficient space utilization to control the operating costs of this manufacturing environment. Our clean room manufacturing process consists of modular production units, each of which contains a number of work cells. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. For our non-HDD products, we leverage the efficiencies of contract manufacturers when strategically advantageous. For a discussion of associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.
Materials and Supplies
The main components of the hard drive are a head-disk-assembly (“HDA”) and a PCBA.
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

We believe that our sourcing strategy currently enables us to have the business flexibility needed to select high quality, low cost suppliers as product designs and technologies evolve. We generally retain multiple suppliers for each of our component requirements but in some instances use sole sources for business reasons. Currently, we believe that there are no major issues with component availability. For a discussion of associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.
Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 79%, 80% and 78% of our net revenue for 2015, 2014 and 2013, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion regarding associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.
We perform our marketing and advertising functions internally and through outside firms utilizing both consumer media and trade publications targeting various reseller and end-user categories. We also maintain customer relationships through direct communication and by providing information and support through our website. In accordance with standard storage industry practice, we provide distributors and retailers with limited price protection and programs under which we reimburse certain marketing expenditures. We also provide distributors, resellers and OEMs with other sales incentive programs.
Original Equipment Manufacturers. OEMs, including large-scale datacenter operators, purchase our products, either directly or through a contract manufacturer such as an original design manufacturer (“ODM”), and assemble them into the devices they build. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes. As a result, for certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. In addition, we also sell directly to cloud infrastructure players, which we classify as OEMs for purposes of channel information.
Distributors. We use a broad group of distributors to sell our products to non-direct customers such as small computer and CE manufacturers, dealers, systems integrators, online retailers and other resellers. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of our products in specific territories.
Retailers. We sell our branded products directly to a select group of major retailers such as computer superstores, warehouse clubs, online retailers, and computer electronics stores, and authorize sales through distributors to smaller retailers. The retail channel complements our other sales channels, while helping to build brand awareness for us and our products. We also sell our branded products through our websites.
For each of 2015 and 2014, sales to Hewlett Packard Company accounted for 11% of our net revenue. For 2013, no single customer accounted for 10% or more of our net revenue. For a discussion of associated risks, refer to Part I, Item 1A of this Annual Report on Form 10-K. For additional information regarding revenue recognition, sales by geographic region and major customers, see Part II, Item 8, Notes 1 and 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Backlog
A substantial portion of our orders are generally for shipments within 60 days of the placement of the order. Customers’ purchase orders may be canceled with relatively short notice to us, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, for many of our OEMs utilizing just-in-time inventory, we do not generally require firm order commitments and instead, receive a periodic forecast of requirements. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue and profit and may not be comparable to prior periods.
Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters of our fiscal year as a result of increased customer spending. Seasonality can also be impacted by the growth in emerging markets and macroeconomic conditions. For a discussion of associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing or recertification of returned products for our customers. For a further discussion of our service and warranty policy, see Part II, Item 8, Note 1 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

For a discussion of associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.
Employees
As of July 3, 2015, we employed a total of 76,449 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled, and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs that we believe are, in the aggregate, competitive with those offered by our competitors.
While the substantial majority of our employees are not party to a collective bargaining agreement, a majority of our employees in Japan and China are subject to a collective bargaining agreement. We consider our employee relations to be good. For a discussion of associated risks, see Part I, Item 1A of this Annual Report on Form 10-K.
Available Information
We maintain an Internet website at www.westerndigital.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.westerndigital.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the SEC. Any materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information about the operation of the Public Reference Room can also be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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

Name	Age	Position
Stephen D. Milligan	52	President and Chief Executive Officer
James J. Murphy	56	President, WD Subsidiary
Michael D. Cordano	51	President, HGST Subsidiary
Olivier M. Leonetti	50	Chief Financial Officer
Mark P. Long	48	Executive Vice President, Chief Strategy Officer
Michael C. Ray	47	Senior Vice President, General Counsel, Secretary
Mr. Milligan re-joined us in March 2012 to serve as our President following our acquisition of HGST and was appointed Chief Executive Officer in January 2013. Mr. Milligan has served on our Board of Directors since January 2013. He served as HGST’s President from March 2009 to December 2009 and as its President and Chief Executive Officer from December 2009 until our acquisition of HGST in March 2012. From September 2007 to October 2009, Mr. Milligan served as HGST’s Chief Financial Officer. From January 2004 to September 2007, Mr. Milligan served as Western Digital's Chief Financial Officer and from September 2002 to January 2004, Mr. Milligan served as Western Digital's Senior Vice President, Finance. From April 1997 to September 2002, Mr. Milligan held various financial and accounting roles of increasing responsibility at Dell Inc. Prior to joining Dell, Mr. Milligan was employed at Price Waterhouse for 12 years. Mr. Milligan has served on the board of directors of Ross Stores, Inc. since January 2015.

Mr. Murphy was appointed as President of the WD subsidiary in November 2013. He previously served as our Executive Vice President, Storage Products and Worldwide Sales from December 2012 to November 2013. Prior to that, he served as our Executive Vice President, Worldwide Sales from August 2010 to December 2012, as Senior Vice President, Worldwide Sales and Sales Operations from 2007 to 2010, as Vice President, Worldwide Sales and Operations from 2005 to 2007, and as Vice President, Asia Pacific from 2003 to 2005. Prior to that, Mr. Murphy served in various roles at Read-Rite Corporation, including as the Executive Vice President, Customer Business Units, prior to our acquisition of Read-Rite Corporation’s assets in 2003.
Mr. Cordano joined us in March 2012 in connection with our acquisition of HGST. Mr. Cordano was appointed President of our HGST subsidiary in July 2012. Prior to that, Mr. Cordano served as HGST’s Executive Vice President, Sales & Marketing, and President, Branded Business, from April 2009 to March 2012. From February 2005 to April 2009, Mr. Cordano served as Chief Executive Officer and co-founder of Fabrik, Inc., which was acquired by HGST in April 2009. From 1994 to February 2005, Mr. Cordano served in various roles of increasing responsibility at Maxtor Corporation, including as the Executive Vice President of Worldwide Sales and Marketing from April 2001 until February 2005, where he formed and managed the Branded Products Business Unit.
Mr. Leonetti was appointed as our Executive Vice President and Chief Financial Officer in September 2014.  Mr. Leonetti served as Vice President, Finance - Global Commercial Organization, at Amgen, Inc., a global pharmaceutical company, from April 2011 to September 2014, where he was responsible for implementing worldwide product development and commercial strategies and driving global restructuring programs. From July 1997 to April 2011, Mr. Leonetti served in various senior finance capacities at Dell Inc., including most recently as Vice President, Finance, Worldwide Consumer Division. Prior to that, Mr. Leonetti served in various worldwide finance capacities with Lex Rac Service plc, Braun UK Ltd and Gillette Industries Limited.
Mr. Long was appointed as our Executive Vice President, Chief Strategy Officer, effective August 2015 and, prior to that, served as Executive Vice President, Strategy & Corporate Development, since February 2013. Prior to that, from March 2012 to February 2013, he served in various consulting capacities for WDC. Prior to that, from July 2010 to March 2012, he served as senior vice president, strategy and corporate development at HGST, which was acquired by us in March 2012. From August 2005 to July 2010, he served as managing director of VisionPoint Capital, where he provided merger and acquisition and corporate finance services to a range of technology companies, including Fabrik, Inc., which was acquired by HGST in April 2009. Prior to that, Mr. Long served as a senior executive with both public and private venture-backed technology companies and was an investment banker with Credit Suisse First Boston and Deutsche Bank Securities. Among his duties as our Executive Vice President, Strategy & Corporate Development, Mr. Long also leads Western Digital Capital, our wholly owned strategic investment fund.

Mr. Ray was appointed as our Senior Vice President, General Counsel and Secretary in April 2011. From October 2010 to April 2011, Mr. Ray served as our Vice President, General Counsel and Secretary. From September 2000 to October 2010, Mr. Ray served in a number of positions in our legal department, ranging from Senior Counsel to Vice President, Legal Services. From September 1998 to September 2000, Mr. Ray served as corporate counsel for Wynn’s International, Inc. Prior to that, he served as a judicial clerk to the U.S. District Court, Central District of California and practiced law at O’Melveny & Myers LLP.
Item 1A. RISK FACTORS
The business, financial condition and operating results of the Company can be affected by a number of risks and uncertainties, whether currently known or unknown, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. The risks and uncertainties discussed below are not the only ones facing our business, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
If we fail to realize the anticipated benefits from our acquisition of HGST, our business and financial condition may be adversely affected.
In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by MOFCOM, including adopting measures to keep HGST as an independent competitor until MOFCOM agrees otherwise (with the minimum period being two years from the March 8, 2012 closing date of the acquisition). We worked closely with MOFCOM to finalize an operations plan that outlines in more detail the conditions of the competitive requirement. Compliance with these measures has adversely affected, and we believe will continue to adversely affect, our business and financial conditions in the following ways:

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

We participate in a highly competitive industry that is subject to declining average selling prices ("ASPs"), volatile gross margins and significant shifts in market share, all of which could adversely affect our operating results.
Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. As a result, the storage market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and more intense price competition. If more intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could adversely impact revenue and gross margins. In addition, we compete based on our ability to offer our customers competitive solutions that provide the most current and desired product and service features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, provide better performance or include additional features when compared to our products. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of goods sold. In addition, rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share.
Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.
The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture is based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our OEMs utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands.
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

Our sales to the CE, cloud computing, network attached storage (NAS), surveillance and enterprise markets, which have accounted for and may continue accounting for an increasing percentage of our overall revenue, may grow at a slower rate than current estimates or not at all, which could materially adversely impact our operating results.
The secular growth of digital data has resulted in a more diversified mix of revenue from the CE, cloud computing, NAS, surveillance and enterprise markets. As sales into these markets have become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our inability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, these markets may be adversely affected by the following:

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

•
Cloud Computing. Consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by HDDs. With cloud computing, applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing computer. Even if we are successful at increasing revenues from sales to cloud computing customers, if we are not successful in manufacturing compelling products to address the cloud computing opportunity, demand for our products in these other markets may decrease and our financial results could be materially adversely affected. Demand for cloud computing solutions themselves may be volatile due to differing patterns of technology adoption and innovation, improved data storage efficiency by cloud computing service providers, and concerns about data protection by end users.

•
Obsolete Inventory. In some cases, products we manufacture for these markets are uniquely configured for a single customer’s application, creating a risk of obsolete inventory if anticipated demand is not actually realized. In addition, rapid technological change in our industry increases the risk of inventory obsolescence.

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

In addition, demand in these markets also could be negatively impacted by developments in the regulation and enforcement of digital rights management and the emergence of new technologies, such as data deduplication, compression and storage virtualization. If we are not able to respond appropriately, these factors could lead to our customers’ storage needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for digital storage, if we fail to anticipate or timely respond to these developments in the demand for storage, our ASPs could decline, which could adversely affect our operating results. Furthermore, our ability to accurately read and respond to market trends, such as trends relating to the Internet or big data, could harm our results.

Deterioration in the client compute market ("the PC market") has accelerated, which could cause our operating results to suffer.
While sales to non-PC markets are becoming a more significant source of revenue, sales to the PC market remain an important part of our business. The PC market, however, has been, and may continue to be, adversely affected by the growth of tablet computers, smart phones and similar devices that perform many of the same capabilities as PCs, the lengthening of product life cycles and macroeconomic conditions. We believe that the deterioration of the PC market has accelerated recently, and that this accelerated deterioration may continue or further accelerate, which could cause our operating results to suffer. Additionally, if demand in the PC market is worse than expected as a result of these or other conditions, demand for our products in the PC market may decrease at a faster rate and our operating results may be adversely affected.

Selling to the retail market is an important part of our business, and if we fail to maintain and grow our market share or gain market acceptance of our branded products, our operating results could suffer.
Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels. We must successfully respond to the rapid change away from traditional advertising media, marketing and sales methods to the use of Internet media and advertising, particularly social media, and online sales, or our brand and retail sales could be negatively affected. Adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD®, HGST™ or G-Technology™ brand products, our operating results may be adversely affected.
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
During the quarter ended July 3, 2015, 44% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broad range of storage products to our customers. We currently offer a variety of 3.5-inch and 2.5-inch hard drives, solid state drives and systems and other products for the PC, enterprise, data center and other storage markets. As we expand our product lines to sell into new markets, such as our recent entry into active archive systems, the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in research and development expenses and substantial investments in manufacturing capability or technology enhancements. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.
Our vertical integration of head and magnetic media manufacturing makes us dependent on our ability to timely and cost-effectively develop heads and magnetic media with leading technology and overall quality, increasing capital expenditure costs and asset utilization risks for our business.
We develop and manufacture a substantial portion of the heads and magnetic media used in the hard drive products we produce. Consequently, we are more dependent upon our own development and execution efforts and less able to take advantage of head and magnetic media technologies developed by other manufacturers. Technology transition for head and magnetic media designs is critical to increasing our volume production of heads and magnetic media. We may be unsuccessful in timely and cost-effectively developing and manufacturing heads or magnetic media for products using future technologies. We also may not effectively transition our head or magnetic media design and technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the heads or magnetic media we manufacture. If we are unable to timely and cost-effectively develop heads and magnetic media with leading technology and overall quality, our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.
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

We make significant investments in research and development to improve our technology and develop new technologies, and unsuccessful investments or investments that are not cost effective could materially adversely affect our business, financial condition and results of operations.
As a leading supplier of hard drives and a major supplier of enterprise SSDs, we make significant investments to maintain our existing products and to lead innovation and development of new technologies. This strategy requires us to make significant investments in research and development and, in order to remain competitive, we may increase our capital expenditures and expenses above our historical run-rate model. The current inherent physical limitations associated with storage technologies are resulting in more costly capital expenditures that reduce the cost benefits of technology transitions and could limit our ability to keep pace with reductions in ASPs. These investments may not result in viable technologies or products, and even if they do result in viable technologies or products, they may not be profitable or accepted by the market. Significant investments in unsuccessful or cost-ineffective research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, our testing may fail to reveal defects in our products that may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement. As part of a product recall, we may be required or choose to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, a product recall or epidemic failure may damage our reputation or customer relationships, and may cause us to lose market share with our customers, including our OEM and ODM customers.
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
We depend on an external supply base for technologies, software (including firmware), components, equipment and materials for use in our product design and manufacturing. We also depend on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our just-in-time hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of these components and much of this equipment must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment that can be used to develop and manufacture our next-generation products efficiently. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation is enhanced.
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
Without a capable and financially stable supply base that has established appropriate relationships within the supply chain and has implemented business processes, strategies and risk management safeguards, we would be unable to develop our products, manufacture them in high volumes, and distribute them to our customers to execute our business plans effectively. As PC demand declines, competition increases from NAND and other consumer devices, the total available market for HDDs decreases and costs increase, these suppliers may reevaluate their business models. Our suppliers may be acquired by our competitors, consolidate, or decide to exit the industry, redirect their investments and increase costs to us, each of which may have an adverse effect on our business and operations. In addition, moving to new technologies may require us to align to, and build, a new supply base, such as NAND flash. In the case of NAND suppliers, many of which are involved in developing storage products such as SSD that, in some cases, compete with our products. Our success in these new product areas may be dependent on our ability and their willingness to develop close relationships, with preferential agreements. Where this cannot be done, our business and operations may be adversely affected.

In addition to an external supply base, we also rely on an internal supply chain of heads, media and media substrate. Please see the risk factors entitled, “A fundamental change in storage technologies could result in significant increases in our costs and could put us at a competitive disadvantage,” and “If we do not properly manage technology transitions, our competitiveness and operating results may be negatively affected,” for a review of some of the risks related to our internal supply.

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
If product life cycles lengthen, we may need to develop new technologies or programs to reduce our costs on any particular product to maintain competitive pricing for that product. Longer product life cycles could also restrict our ability to transition customers to our newer products in a timely manner, or at all, negatively impacting our ability to recoup our significant research and development investments to improve our existing technology and develop new technologies. If product life cycles shorten, it may result in an increase in our overall expenses and a decrease in our gross margins, both of which could adversely affect our operating results. In addition, shortening of product life cycles also makes it more difficult to recover the cost of product development before the product becomes obsolete. Our failure to recover the cost of product development in the future could adversely affect our operating results.
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
The storage markets in which we offer our products continuously undergo technology transitions that we must anticipate and adapt our products to address in a timely manner. If we fail to implement new technologies successfully, or if we are slower than our competitors at implementing new technologies, we may not be able to competitively offer products that our customers desire, which could harm our operating results.
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
In particular, as part of our growth strategy, we have made significant investments in active archive systems, which are designed to enable organizations to rapidly access massive long-term data stores. For example, our acquisition of Amplidata was partially driven by our strategy to expand in this area. We expect to continue to make significant investments in active archive systems. Our active archive systems may fail to gain market acceptance, or the market for active archive systems may not grow as we anticipate.
We have also seen, and anticipate continuing to see, an increase in customers requesting that we develop products, including software associated with our products, that incorporate open source software elements and operate in an open source environment. Adapting to this demand may cause product delays, placing us at a competitive disadvantage. Open source products could also reduce our capability for product differentiation or innovation and our affected products could be diminished to commodity status, which we expect would place increased downward pressure on our margins. If we fail to successfully anticipate and manage issues associated with our product development generally, our business may suffer.

If we fail to develop and introduce new products that are competitive against alternative storage technologies, our business may suffer.
Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with technology advancements. Newer storage technologies have successfully served mobility markets for products that cannot be serviced using traditional storage technologies. Advances in semiconductor technology have resulted in other emerging technologies that can be competitive with traditional storage technologies. For example, SSDs have significantly increased their penetration in notebook PCs in recent years. We believe that SSDs will increasingly replace HDDs in notebook and desktop PCs, and we currently do not offer client SSD solutions. We also expect that SSD penetration will increase in enterprise areas requiring high performance needs in advanced digital computing. We may be unsuccessful in anticipating and developing new and improved products for the client, enterprise and other storage markets in response to competing technologies. If our hard drive and solid state products fail to offer a superior value proposition to alternative storage products, we will be at a competitive disadvantage and our business will suffer.

Our operations, and those of certain of our suppliers and customers, are concentrated in large, purpose-built facilities, subjecting us to substantial risk of damage or loss if operations at any of these facilities are disrupted.
As a result of our cost structure and strategy of vertical integration, we conduct our operations at large, high volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. A localized health risk affecting our employees at these facilities or the staff of our or our customers’ other suppliers, such as the spread of a pandemic influenza, could impair the total volume of our products that we are able to manufacture or sell, which would result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other natural disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these facilities, including access to or from these facilities by employees or logistics operators, would significantly affect our ability to manufacture or sell our products, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. For example, prior to the 2011 flooding in Thailand, all of WD's internal slider capacity and 60% of WD's hard drive manufacturing capacity was in Thailand. As a result of the flooding in Thailand, WD's facilities were inundated and temporarily shut down. During that period, WD's ability to manufacture hard drives was significantly constrained, adversely affecting WD's business, financial condition and results of operations. In addition, the concentration of our manufacturing sites could exacerbate the negative impacts resulting from localized labor unrest or other employment issues. A significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture or sell our products, and our business, financial condition and results of operations could suffer.
Manufacturing, marketing and selling our products globally subjects us to numerous risks.
We are subject to risks associated with our global manufacturing operations and global marketing and sales efforts, as well as risks associated with our utilization of and reliance on contract manufacturers, including:

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
Sudden disruptions to the availability of air transportation, or ocean or land freight lanes, could have an impact on our operations.
We generally ship our products to our customers, and receive shipments from our suppliers, via air, ocean or land freight. The sudden unavailability or disruption of air transportation, cargo operations or ocean, rail or truck freight lanes caused by, among other things, labor difficulties or disputes, severe weather patterns or other natural disasters, or political instability or civil unrest, could impact our operating results by impairing our ability to timely and efficiently deliver our products.

If our technology infrastructure, systems or products are compromised, damaged or interrupted by cyber attacks, data security breaches, other security problems, security vulnerabilities, design defects, or sustain system failures, our operating results and financial condition could be adversely affected.

We experience cyber attacks of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks. Cyber attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities. Our products are also targets for cyber attacks. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers.

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

If efforts to breach our infrastructure, systems or products are successful or we are unable to protect against these risks, we could suffer interruptions, delays, or cessation of operations of our systems, and loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information. Breaches of our infrastructure, systems or products could also cause our customers and other affected third parties to suffer loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information, and could harm our relationships with customers and other third parties. As a result, we could experience additional costs, indemnification claims, litigation, and damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and adversely affect our operating results and financial condition.

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
If we fail to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, which are a key part of our growth strategy, it may adversely affect our future results.
We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. For example, we completed the acquisitions of Amplidata in March 2015, Virident in October 2013, and sTec in September 2013. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations.
Please also see the risk factor entitled “If we fail to realize the anticipated benefits from our acquisition of HGST on a timely basis, or at all, our business and financial condition may be adversely affected.”

Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.
We have entered into strategic relationships with various partners to reduce the risk associated with relying on external suppliers for technologies, components, equipment and materials for use in our product design and manufacturing. Please see the risk factor entitled “Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results,” for a further description of the risks associated with our reliance on external suppliers. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

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
The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Intellectual property risks increase when we enter into new markets where we have little or no intellectual property protection as a defense against litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part II, Item 8, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K, in relation to our litigation matter with Seagate, on October 8, 2014, the Minnesota Supreme Court affirmed the decision of the Minnesota Court of Appeals, and as a result on October 14, 2014, we paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 13, 2014.
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
In August 2012, the SEC adopted new rules establishing diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. These rules require us to determine and report annually whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. To the extent that proposed conflict minerals legislation is adopted by the European Commission or Canada, these risks could increase.
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
We may reduce or discontinue repurchases of our common stock as we deem appropriate and as market conditions allow. We may modify, suspend or cancel our cash dividend policy in any manner and at any time. Any reduction or discontinuance by us of the payment of quarterly cash dividends or repurchases of our common stock pursuant to our stock repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of shares of our common stock are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing shares of our common stock at historical levels could cause the market price of our common stock to decline.
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
Our quarterly operating results may be subject to significant fluctuations as a result of a number of other factors including:

•	the timing of orders from and shipment of products to major customers;

•	our product mix;

•	changes in the ASPs of our products;

•	manufacturing delays or interruptions;

•	acceptance by customers of competing products in lieu of our products;

•	variations in the cost of and lead times for components for our products;

•	limited availability of components that we obtain from a single or a limited number of suppliers;

•	seasonal and other fluctuations in demand for systems that use storage devices often due to technological advances; and

•	availability and rates of transportation.
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

In addition, if we are unable to generate sufficient cash flows from operations to fund acquisitions, pay dividends, or repurchase shares of our common stock, we may choose or be required to increase our borrowings, if available, or to repatriate funds to the United States at a substantial tax cost.
If our internal controls are found to be ineffective, our stock price may be adversely affected.
Our most recent evaluation resulted in our conclusion that as of July 3, 2015, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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
From time to time we may become subject to income tax examinations or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.
We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received Notice of Proposed Adjustments seeking certain adjustments to income as disclosed in Part II, Item 8, Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our principal executive offices are located in Irvine, California. Our leased facilities are occupied under leases that expire at various times through 2025.
Our principal manufacturing, research and development, marketing and administrative facilities at July 3, 2015 were as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Owned	392,000	Manufacturing of head wafers and research and development
Irvine	Leased	467,000	Research and development, administrative, marketing and sales
San Jose	Owned and Leased	2,871,000	Manufacturing of head wafers and head, media and product development; research and development, administrative, marketing and sales
Santa Ana	Leased	73,000	Research & development
Colorado
Longmont	Leased	65,000	Research and development
Minnesota
Rochester	Leased	114,000	Product development
Asia
China
Shenzhen	Owned and Leased	1,417,000	Manufacturing of hard drives and, HGAs, media; administrative
Japan
Odawara	Owned	513,000	Manufacturing of head wafers and head development
Fujisawa	Owned	654,000	Product development
Malaysia
Johor	Owned	271,000	Manufacturing of substrates
Kuala Lumpur	Owned	1,074,000	Manufacturing of hard drives and research and development
Kuching	Owned	479,000	Manufacturing and development of substrates
Penang	Owned	1,150,000	Manufacturing of media, research and development and slider fabrication
Philippines
Laguna	Owned	615,000	Manufacturing of HGAs and slider fabrication
Singapore	Owned and Leased	802,000	Manufacturing of media and research and development; administrative
Thailand
Bang Pa-In	Owned	1,665,000	Slider fabrication, manufacturing of hard drives and HGAs, and research and development
Navanakorn	Owned	290,000	Manufacturing of HGAs
Prachinburi	Owned	729,000	Manufacturing of hard drives
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

Item 3. Legal Proceedings
For a description of our legal proceedings, see Part II, Item 8, Note 5 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 13, 2015 was 1,144.
The high and low sales prices of our common stock as reported by NASDAQ for each quarter of 2015 and 2014 were as follows:

	First	Second	Third	Fourth
2015
High	$103.51	$114.69	$113.88	$102.07
Low	$91.99	$82.85	$89.82	$78.27
2014
High	$70.61	$84.70	$91.10	$95.00
Low	$59.36	$62.00	$80.84	$80.78
Repurchases of Equity Securities
The following table provides information about repurchases by us of our common stock during the quarter ended July 3, 2015:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1)
April 4, 2015 — May 1, 2015	—	$—	—	$2,382
May 2, 2015 — May 29, 2015	2.0	$97.66	2.0	$2,184
May 30, 2015 — July 3, 2015	—	$—	—	$2,184
Total	2.0	$—	2.0	$2,184
_______________

(1)
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

Dividends to Shareholders
On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In 2015, we declared aggregate cash dividends of $1.80 per share of our common stock, totaling $418 million. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.

The following table provides information about the quarterly dividends our Board of Directors declared in the last two fiscal years.

Record Date	Payment Date	Dividend Per Share
Sept. 30, 2013	Oct. 15, 2013	$0.25
Dec. 27, 2013	Jan. 15, 2014	$0.30
Mar. 28, 2014	Apr. 15, 2014	$0.30
June 27, 2014	July 15, 2014	$0.40
Oct. 3, 2014	Oct. 15, 2014	$0.40
Jan. 2, 2015	Jan. 15, 2015	$0.40
Apr. 3, 2015	Apr. 16, 2015	$0.50
July 3, 2015	July 15, 2015	$0.50
Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended July 3, 2015. The graph assumes that $100 was invested in our common stock at the close of market on July 2, 2010 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 7/2/10)
Total Return Analysis

	7/2/10	7/1/11	6/29/12	6/28/13	6/27/14	7/3/15
Western Digital Corporation	$100.00	$121.32	$100.93	$210.23	$319.38	$283.53
S&P 500 Index	100.00	130.69	137.81	166.20	207.10	222.47
Dow Jones US Technology Hardware & Equipment Index	100.00	122.20	138.27	133.99	190.71	216.05
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

	July 3, 2015	June 27, 2014	June 28, 2013	June 29, 2012	July 1, 2011
	(in millions, except per share and employee data)
Revenue, net	$14,572	$15,130	$15,351	$12,478	$9,526
Gross profit	$4,221	$4,360	$4,363	$3,638	$1,791
Net income	$1,465	$1,617	$980	$1,612	$726
Income per common share:
Basic	$6.31	$6.88	$4.07	$6.69	$3.14
Diluted	$6.18	$6.68	$3.98	$6.58	$3.09
Cash dividends declared per common share	$1.80	$1.25	$1.00	$—	$—
Working capital	$5,275	$4,875	$3,625	$3,109	$3,317
Total assets	$15,181	$15,499	$14,036	$14,206	$8,118
Long-term debt	$2,156	$2,313	$1,725	$1,955	$150
Shareholders’ equity	$9,219	$8,842	$7,893	$7,669	$5,488
Number of employees	76,449	84,072	85,777	103,111	65,431
“Number of employees” excludes temporary employees and contractors. Results for Amplidata, Virident, sTec, VeloBit and HGST, which were acquired on March 9, 2015, October 17, 2013, September 12, 2013, July 9, 2013 and March 8, 2012, respectively, are included in our operating results only after the respective dates of acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Annual Report on Form 10-K immediately prior to Part I, under the heading “Forward-Looking Statements.” Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report on Form 10-K, and any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
Our Company

We are a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our product portfolio includes HDDs, SSDs, direct attached storage solutions, personal cloud network attached storage solutions, and public and private cloud data center storage solutions. HDDs are our principal products and are today’s primary storage medium for the vast majority of digital content, with the use of solid-state storage products growing rapidly. Our products are marketed under the HGST, WD and G-Technology brand names.

Acquisitions

Acquisition of Amplidata

On March 9, 2015, we acquired Amplidata, a developer of object storage software for public and private cloud data centers. The purchase price of the acquisition was approximately $267 million, consisting of $245 million funded with available cash at the time of the acquisition, $19 million related to the fair value of a previously-held cost method investment and $3 million related to the fair value of stock options assumed. The acquisition is expected to further HGST's strategy to expand into higher value data storage platforms and systems that address the growth in storage requirements in cloud data centers. The acquisition of Amplidata did not have a material impact on our consolidated financial statements for fiscal 2015.

Acquisition of Virident

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

Acquisition of sTec

On September 12, 2013, we acquired sTec, a provider of enterprise SSDs. The purchase price of the acquisition was approximately $336 million, consisting of $325 million which was funded with available cash and $11 million related to the fair value of stock options and restricted stock units ("RSUs") assumed. The acquisition augmented HGST's existing solid-state storage capabilities.

For additional information on our acquisitions, see Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Results of Operations
Fiscal 2015 Overview
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for Amplidata, Virident, and sTec, which were acquired on March 9, 2015, October 17, 2013, and September 12, 2013, respectively, are included in our operating results only after the respective dates of acquisition.

The following is a summary of our financial performance for fiscal 2015:

•	In 2015, our net revenue decreased by 4% to $14.6 billion on HDD shipments of 229 million units as compared to $15 billion on shipments of 249 million units in 2014.

•	Net revenue derived from enterprise SSDs was $811 million in 2015 as compared to $508 million in 2014.

•	HDD ASPs increased to $60 in 2015 from $58 in 2014.

•	Gross profit as a percentage of net revenue increased to 29.0% in 2015 from 28.8% in 2014.

•	Operating income decreased from $1.8 billion in 2014 to $1.6 billion in 2015.

•
Operating income in 2015 included $176 million of employee termination, asset impairment and other charges and $15 million of charges related to an arbitration award as compared to $95 million and $52 million, respectively, in 2014.

•	Net income in 2015 was $1.5 billion, or $6.18 per diluted share, compared to $1.6 billion, or $6.68 per diluted share, in 2014.

Summary Comparison of 2015, 2014 and 2013
The following table sets forth, for the periods presented, selected summary information from our consolidated statements of income by dollars and percentage of net revenue (in millions, except percentages):

	Years Ended
	July 3, 2015		June 27, 2014		June 28, 2013
Net revenue	$14,572	100.0%	$15,130	100.0%	$15,351	100.0%
Gross profit	4,221	29.0	4,360	28.8	4,363	28.4
Research and development	1,646	11.3	1,661	11.0	1,572	10.2
Selling, general and administrative	773	5.3	761	5.0	706	4.6
Charges related to arbitration award	15	0.1	52	0.3	681	4.4
Employee termination, asset impairment and other charges	176	1.2	95	0.6	138	0.9
Operating income	1,611	11.1	1,791	11.8	1,266	8.2
Other expense, net	(34)	(0.2)	(39)	(0.3)	(44)	(0.3)
Income before income taxes	1,577	10.8	1,752	11.6	1,222	8.0
Income tax provision	112	0.8	135	0.9	242	1.6
Net income	1,465	10.1	1,617	10.7	980	6.4
The following table sets forth, for the periods presented, summary information regarding unit shipments, ASPs and net revenues by geography and channel (in millions, except percentages and ASPs):

	Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Net revenue	$14,572	$15,130	$15,351
ASPs (per unit)*	$60	$58	$61
Revenues by Geography (%)
Americas	28%	25%	26%
Europe, Middle East and Africa	22	21	20
Asia	50	54	54
Revenues by Channel (%)
Original Equipment Manufacturers ("OEM")	64%	63%	63%
Distributors	23	24	24
Retailers	13	13	13
Unit Shipments*
PC	136	157	162
Non-PC	93	92	80
Total units shipped	229	249	242
_______________

*	Based on sales of HDD units only.
Fiscal Year 2015 Compared to Fiscal Year 2014
Net Revenue. Net revenue was $14.6 billion for 2015, a decrease of 4% from 2014. The decrease was primarily due to a 8% decline in total HDD shipments, partially offset by an increase in ASPs. Total HDD shipments in 2015 decreased to 229 million units as compared to 249 million units for the prior year primarily due to a decrease in client PC demand. ASPs were $60 for 2015, an increase of $2 from 2014, primarily due to a change in product mix.
Changes in net revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2015 and 2014, these programs represented 10% and 8% of gross revenues, respectively. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of products.
Gross Profit. Gross profit for 2015 was $4.2 billion, a decrease of $139 million from the prior year. The decrease was primarily due to lower volume. Gross profit as a percentage of net revenue remained relatively flat at 29.0% in 2015 as compared to 28.8% in 2014.
Operating Expenses.
Research and development ("R&D") expense was $1.6 billion in 2015, a decrease of $15 million, or 1%, over the prior year. This slight decrease was primarily due to lower incentive compensation, partially offset by an additional week in fiscal 2015 and additional expenses related to our acquisitions.
Selling, general and administrative ("SG&A") expense was $773 million in 2015, an increase of $12 million, or 2%, as compared to 2014. Adjusting for a $37 million flood-related insurance recovery in 2015 compared to a $65 million flood-related insurance recovery in 2014, SG&A expense decreased $16 million, or 2% compared to 2014. This slight decrease was primarily due to lower incentive compensation, partially offset by an additional week in fiscal 2015 and additional expenses related to our acquisitions.
During 2015 and 2014, we recorded $15 million and $52 million, respectively, for charges related to the Seagate matter. For further details see, Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
During 2015, we recorded $176 million of employee termination, asset impairment and other charges. These charges consisted of $82 million of employee termination costs, $82 million of asset impairment charges and $12 million of contract termination and other charges. During 2014, we recorded $95 million of employee termination, asset impairment and other charges. These charges consisted of $27 million of employee termination costs, $62 million of asset impairment charges and $6 million of contract termination and other charges.
Other Expense, net. Other expense, net was $34 million in 2015 compared to $39 million in 2014. Interest and other income decreased to $15 million in 2015 from $17 million in 2014, primarily due a $3 million gain on the sale of our auction-rate securities in 2014. Interest and other expense decreased to $49 million in 2015, from $56 million in 2014, primarily due to a $4 million write-off of debt issuance costs in 2014.
Income Tax Provision. Income tax expense was $112 million in 2015 as compared to $135 million in 2014. Tax expense as a percentage of income before taxes was 7.1% in 2015 compared to 7.7% in 2014. Our income tax provision for 2015 reflects a tax benefit of $27 million as a result of the retroactive extension of the U.S. Federal research and development tax credit (the "R&D credit") that was signed into law on December 19, 2014. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2025 and the current year generation of income tax credits.
As of July 3, 2015, we had a recorded liability for unrecognized tax benefits of $350 million. We recognized a net increase of $50 million in our liability for unrecognized tax benefits during 2015. Interest and penalties recognized on such amounts were not material.
The Internal Revenue Service (“IRS”) previously completed its field examination of our federal income tax returns for fiscal years 2006 and 2007, and we and the IRS reached agreement with respect to all matters except on the proposed adjustments to income before income taxes relating to intercompany payable balances. The proposed adjustments relating to intercompany payable balances for fiscal years 2006 and 2007 are addressed in conjunction with the IRS’s examination of our fiscal years 2008 and 2009, which commenced in January 2012. We received a Notice of Proposed Adjustment ("NOPA") from the IRS for fiscal year 2009 relating to intercompany payable balances and two NOPAs from the IRS for fiscal years 2008 and 2009 relating to transfer pricing with our foreign subsidiaries. The NOPAs relating to intercompany payable balances and transfer pricing with our foreign subsidiaries propose to increase our U.S. taxable income, which would result in additional federal tax expense of approximately $72 million and $723 million, respectively, subject to interest. We disagree with the proposed adjustments, believe that the tax positions are properly supported and will vigorously contest the position taken by the IRS. In January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, Incorporated, which we acquired on September 5, 2007. The IRS examined calendar years 2010 and 2011 of HGST, which was acquired by us on March 8, 2012, and completed the examination with no material adjustments.

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in our tax examinations are resolved in a manner not consistent with management's expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of July 3, 2015, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.
Fiscal Year 2014 Compared to Fiscal Year 2013
Net Revenue. Net revenue was $15.1 billion for 2014, a decrease of 1% from 2013. ASPs were $58 for 2014, a decrease of $3 from 2013. These decreases were primarily due to modest price declines and a change in product mix, partially offset by an increase in unit shipments. Total hard drive shipments in 2014 increased to 249 million units as compared to 242 million units for the prior year primarily due to strength in our CE solutions, including gaming consoles.
Changes in net revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics.
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
During 2014 and 2013, we recorded $52 million and $681 million, respectively, for charges related to the Seagate matter. For further detail see, Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
During 2014, we recorded $95 million of employee termination, asset impairment and other charges. These charges consisted of $27 million of employee termination costs, $62 million of asset impairment charges and $6 million of other charges. During 2013, we recorded $138 million of employee termination, asset impairment and other charges. These charges consisted of $109 million of employee termination costs, $14 million of asset impairment charges and $15 million of other charges.
Other Expense, net. Other expense, net was $39 million in 2014 compared to $44 million in 2013. Interest and other income increased from $11 million in 2013 to $17 million in 2014 primarily due to a $3 million gain on the sale of our auction-rate securities in 2014 and a higher average daily invested cash balance for the period. Interest and other expense increased from $55 million in 2013 to $56 million in 2014, primarily due to a $4 million write-off of debt issuance costs associated with lenders that extinguished or reduced their participation in our new credit agreement, offset by lower variable interest rates on our average debt balance in 2014.
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

This proposition reduces our future income apportioned to California, making it less likely for us to realize certain California deferred tax assets. In addition, our income tax provision for 2013 also reflects a tax benefit of $37 million as a result of the retroactive extension of the R&D credit. The R&D credit, which had previously expired on December 31, 2011, was extended through December 31, 2013 as part of the American Taxpayer Relief Act of 2012. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2025 and the current year generation of income tax credits.
As of June 27, 2014, we had a recorded liability for unrecognized tax benefits of $300 million. We recognized a net increase of $60 million in our liability for unrecognized tax benefits during 2014. Interest and penalties recognized on such amounts were not material.
Liquidity and Capital Resources
We ended 2015 with total cash and cash equivalents of $5.0 billion, an increase of $220 million from June 27, 2014. The following table summarizes our statements of cash flows for the three years ended July 3, 2015 (in millions):

	Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Net cash flow provided by (used in):
Operating activities	$2,242	$2,816	$3,119
Investing activities	(953)	(1,936)	(970)
Financing activities	(1,069)	(385)	(1,048)
Net increase in cash and cash equivalents	$220	$495	$1,101

Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend, stock repurchase and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A in this Annual Report on Form 10-K.
A total of $4.3 billion and $3.5 billion of our cash and cash equivalents were held outside of the United States at July 3, 2015 and June 27, 2014, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. As described in Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we paid $773 million to Seagate in 2015 from one of our foreign subsidiaries using cash and cash equivalents held outside of the United States. Our Board of Directors previously approved a capital allocation plan that includes repurchases of our common stock and the adoption of a quarterly cash dividend policy. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or capital allocation plan. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $2.2 billion in 2015 as compared to $2.8 billion and $3.1 billion in 2014 and 2013, respectively. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used in working capital changes was $593 million for 2015 as compared to net cash used in working capital changes of $234 million in 2014 and net cash provided by working capital changes of $715 million for 2013.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three years ended 2015 were as follows:

	Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Days sales outstanding	39	48	43
Days in inventory	49	41	39
Days payables outstanding	(67)	(67)	(66)
Cash conversion cycle	21	22	16
In 2015, our days sales outstanding (“DSOs”) decreased by 9 days, days in inventory (“DIOs”) increased by 8 days, and days payables outstanding (“DPOs”) remained flat compared to 2014. Changes in DSOs are generally related to the linearity of shipments. For 2015, the decrease in DSOs was due to both the linearity of shipments and the sale of trade receivables in connection with our factoring agreement. Changes in DIOs are generally related to the timing of inventory builds. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities

Net cash used in investing activities in 2015 was $1.0 billion as compared to $1.9 billion for 2014 and $1.0 billion for 2013. During 2015, cash used in investing activities consisted primarily of $257 million related to acquisitions, net of cash acquired, $612 million of capital expenditures, $857 million related to the purchase of investments, offset by $5 million of other investing activities, net, and $768 million of proceeds from the sales and maturities of investments. In 2014, cash used in investing activities consisted primarily of $823 million related to acquisitions, net of cash acquired, $628 million of capital expenditures, $561 million related to the purchase of investments, offset by $4 million of other investing activities, net, and $72 million of proceeds from the sales and maturities of investments.

Our cash equivalents are invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Government Agency securities. In addition, we invest directly in U.S. Treasury securities, U.S. Government Agency securities, commercial paper and certificates of deposit.
Financing Activities
Net cash used in financing activities was $1.1 billion in 2015 as compared to $385 million and $1.0 billion for 2014 and 2013, respectively. Net cash used in financing activities in 2015 consisted of $125 million to repay debt, $970 million to repurchase shares of our common stock and $396 million to pay dividends on our common stock, offset by $255 million of proceeds related to our revolving credit facility and net $167 million provided by employee stock plans. Net cash used in financing activities in 2014 consisted of $2.5 billion of proceeds related to our term loan facility, net of issuance costs, $500 million of debt proceeds related to our revolving credit facility and a net $215 million provided by employee stock plans, offset by $2.5 billion used to repay our term loan facility, as well as $816 million used to repurchase shares of our common stock and $259 million used to pay dividends on our common stock.
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

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of July 3, 2015 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Revolving credit facility*	$255	$255	$—	$—	$—
Long-term debt, including current portion*	$2,312	$156	$469	$1,687	$—
Operating leases	185	40	58	42	45
Purchase obligations	2,844	2,809	28	6	1
Total	$5,596	$3,260	$555	$1,735	$46
_______________

*	Included within our consolidated balance sheet
Debt
As of July 3, 2015, we had $255 million outstanding on our revolving credit facility and $2.3 billion outstanding on our term loan facility. The revolving credit facility is classified within current liabilities on our consolidated balance sheet as of July 3, 2015 due to our intent to repay the borrowings in 2016. We are required to make quarterly principal payments on the term loan facility totaling $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. As of July 3, 2015, we were in compliance with all covenants under our credit agreement. For additional information, see Part II, Item 8, Note 3 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
We enter into, from time to time, other long-term purchase agreements for components with certain vendors. Generally, future purchases under these agreements are not fixed and determinable as they depend on our overall unit volume requirements and are contingent upon the prices, technology and quality of the supplier’s products remaining competitive. These arrangements are not included under “Purchase obligations” in the table above. Please see Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risks related to commitments.
Foreign Exchange Contracts
We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. See Part II, Item 7A, under the heading “Disclosure About Foreign Currency Risk,” for a description of our current foreign exchange contract commitments and Part II, Item 8, Notes 1 and 12 of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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
Unrecognized Tax Benefits

As of July 3, 2015, the amount of unrecognized tax benefits, including related accrued interest and penalties, was $350 million, of which $291 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.
See Part II, Item 8, Note 9 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program

Our Board of Directors previously authorized $3.0 billion for the repurchase of our common stock. On February 3, 2015, our Board of Directors authorized an additional $2.0 billion for the repurchase of our common stock and approved the extension of our stock repurchase program to February 3, 2020. We repurchased 9.6 million shares of our common stock for a total cost of $970 million in 2015. The remaining amount available to be purchased under our stock repurchase program as of July 3, 2015 was $2.2 billion. Subsequent to July 3, 2015 and through August 13, 2015, we repurchased an additional 0.7 million shares of our common stock for a total cost of $60 million. We may continue to repurchase our common stock as we deem appropriate. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows and borrowings under our credit agreement.
Cash Dividend Policy
On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In 2015, we declared aggregate cash dividends of $1.80 per share of our common stock, totaling $418 million, of which $302 million was paid during 2015. We also paid $94 million of dividends in 2015 related to dividends accrued in 2014. On August 4, 2015, we declared a cash dividend of $0.50 per share of our common stock to shareholders of record as of October 2, 2015, which will be paid on October 15, 2015. We may modify, suspend or cancel our cash dividend policy in any manner and at any time. See Part II, Item 5 included in this Annual Report on Form 10-K for further information.
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

Revenue and Accounts Receivable
In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for hard drives or market conditions differs from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For 2015, sales incentive and marketing programs were 10% of gross revenues. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.7% of quarterly gross revenue since the first quarter of fiscal 2013. Customer sales incentive and marketing programs are recorded as a reduction of revenue.

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

Stock-based Compensation
We account for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial model, and the fair values of all Employee Stock Purchase Plan purchase rights are estimated using the Black-Scholes-Merton option-pricing model. We account for stock appreciation rights (“SARs”) as liability awards based upon our intention to settle such awards in cash. The SARs liability is recognized for that portion of fair value for the service period rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. Both the binomial and the Black-Scholes-Merton models require the input of highly subjective assumptions. We are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially affected.
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

As of July 3, 2015, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gain (Loss)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$163	$118.43	$(4)
Malaysian Ringgit	$228	$3.70	$(9)
Philippine Peso	$51	$44.95	—
Singapore Dollar	$45	$1.34	$—
Thai Baht	$628	$33.36	$(12)
Fair value hedges:
British Pound Sterling	$7	$0.64	—
Euro	$6	$0.90	—
Japanese Yen	$81	$122.93	—
Philippine Peso	$33	$45.19	—
Singapore Dollar	$15	$1.34	—
Thai Baht	$80	$33.88	—
_______________

*	Expressed in units of foreign currency per U.S. dollar
In 2015, 2014 and 2013, total net realized transaction and foreign exchange contract currency gains and losses were not material to our consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk

Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the applicable Borrower, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. WDT, WDI and WD International are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $26 million annually. For additional information, see Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Western Digital Corporation:
We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 3, 2015 and June 27, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2015. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of July 3, 2015 and June 27, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation and subsidiaries’ internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 21, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
August 21, 2015 Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Western Digital Corporation:
We have audited Western Digital Corporation and subsidiaries’ internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Western Digital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of July 3, 2015 and June 27, 2014, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2015, and the related financial statement schedule, and our report dated August 21, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
August 21, 2015 Irvine, California

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	July 3, 2015	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,024	$4,804
Short-term investments	262	284
Accounts receivable, net	1,532	1,989
Inventories	1,368	1,226
Other current assets	331	417
Total current assets	8,517	8,720
Property, plant and equipment, net	2,965	3,293
Goodwill	2,766	2,559
Other intangible assets, net	332	454
Other non-current assets	601	473
Total assets	$15,181	$15,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,881	$1,971
Accrued arbitration award	—	758
Accrued expenses	470	412
Accrued compensation	330	460
Accrued warranty	150	119
Revolving credit facility	255	—
Current portion of long-term debt	156	125
Total current liabilities	3,242	3,845
Long-term debt	2,156	2,313
Other liabilities	564	499
Total liabilities	5,962	6,657
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 230 and 234 shares, respectively	3	3
Additional paid-in capital	2,428	2,331
Accumulated other comprehensive income (loss)	(20)	12
Retained earnings	9,107	8,066
Treasury stock — common shares at cost; 31 shares and 27 shares, respectively	(2,299)	(1,570)
Total shareholders’ equity	9,219	8,842
Total liabilities and shareholders’ equity	$15,181	$15,499
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Revenue, net	$14,572	$15,130	$15,351
Cost of revenue	10,351	10,770	10,988
Gross profit	4,221	4,360	4,363
Operating expenses:
Research and development	1,646	1,661	1,572
Selling, general and administrative	773	761	706
Charges related to arbitration award	15	52	681
Employee termination, asset impairment and other charges	176	95	138
Total operating expenses	2,610	2,569	3,097
Operating income	1,611	1,791	1,266
Other income (expense):
Interest and other income	15	17	11
Interest and other expense	(49)	(56)	(55)
Total other expense, net	(34)	(39)	(44)
Income before income taxes	1,577	1,752	1,222
Income tax provision	112	135	242
Net income	$1,465	$1,617	$980
Income per common share:
Basic	$6.31	$6.88	$4.07
Diluted	$6.18	$6.68	$3.98
Weighted average shares outstanding:
Basic	232	235	241
Diluted	237	242	246
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Net income	$1,465	$1,617	$980
Other comprehensive income (loss), net of tax:
Net actuarial pension gain (loss)	(2)	(4)	14
Translation loss	—	—	(4)
Net unrealized gain (loss) on foreign exchange contracts	(30)	51	(30)
Other comprehensive income (loss)	(32)	47	(20)
Total comprehensive income	$1,433	$1,664	$960
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Cash flows from operating activities
Net income	$1,465	$1,617	$980
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,114	1,244	1,233
Stock-based compensation	162	156	137
Deferred income taxes	28	(13)	35
Gain from insurance recovery	(37)	(65)	—
Loss on disposal of assets	17	40	—
Non-cash portion of employee termination, asset impairment and other charges	86	62	19
Other non-cash operating activities, net	—	9	—
Changes in:
Accounts receivable, net	458	(175)	584
Inventories	(143)	—	22
Accounts payable	(148)	(32)	(511)
Accrued arbitration award	(758)	52	681
Accrued expenses	35	(56)	(122)
Accrued compensation	(134)	7	77
Other assets and liabilities	97	(30)	(16)
Net cash provided by operating activities	2,242	2,816	3,119
Cash flows from investing activities
Purchases of property, plant and equipment	(612)	(628)	(952)
Acquisitions, net of cash acquired	(257)	(823)	(1)
Purchases of investments	(857)	(561)	(17)
Proceeds from sales and maturities of investments	768	72	—
Other investing activities, net	5	4	—
Net cash used in investing activities	(953)	(1,936)	(970)
Cash flows from financing activities
Issuance of stock under employee stock plans	212	187	185
Taxes paid on vested stock awards under employee stock plans	(64)	(32)	(25)
Excess tax benefits from employee stock plans	19	60	45
Repurchases of common stock	(970)	(816)	(842)
Dividends paid to shareholders	(396)	(259)	(181)
Repayment of debt	(125)	(2,517)	(230)
Proceeds from debt, net of issuance costs	255	2,992	—
Net cash used in financing activities	(1,069)	(385)	(1,048)
Net increase in cash and cash equivalents	220	495	1,101
Cash and cash equivalents, beginning of year	4,804	4,309	3,208
Cash and cash equivalents, end of year	$5,024	$4,804	$4,309
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47	$141	$146
Cash paid for interest	$45	$46	$49
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$116	$94	$59
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

					Additional	Accumulated Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at June 29, 2012	261	$3	(15)	$(554)	$2,223	$(15)	$6,012	$7,669
Employee stock plans			10	384	(224)			160
Stock based compensation					141			141
Increase in excess tax benefits from employee stock plans					45			45
Repurchase of common stock			(19)	(842)				(842)
Dividends to shareholders					3		(243)	(240)
Net income							980	980
Actuarial pension gain						14		14
Foreign currency translation gains						(4)		(4)
Unrealized loss on foreign exchange contracts						(30)		(30)
Balance at June 28, 2013	261	$3	(24)	$(1,012)	$2,188	$(35)	$6,749	$7,893
Employee stock plans			7	258	(103)			155
Stock based compensation					156			156
Stock awards assumed in acquisition					25			25
Increase in excess tax benefits from employee stock plans					60			60
Repurchases of common stock			(10)	(816)				(816)
Dividends to shareholders					5		(300)	(295)
Net income							1,617	1,617
Actuarial pension loss						(4)		(4)
Unrealized gain on foreign exchange contracts						51		51
Balance at June 27, 2014	261	$3	(27)	$(1,570)	$2,331	$12	$8,066	$8,842
Employee stock plans			6	241	(93)			148
Stock based compensation					162			162
Stock awards assumed in acquisition					3			3
Increase in excess tax benefits from employee stock plans					19			19
Repurchases of common stock			(10)	(970)				(970)
Dividends to shareholders					6		(424)	(418)
Net income							1,465	1,465
Actuarial pension loss						(2)		(2)
Unrealized loss on foreign exchange contracts						(30)		(30)
Balance at July 3, 2015	261	$3	(31)	$(2,299)	$2,428	$(20)	$9,107	$9,219
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies
Western Digital Corporation (the “Company” or “Western Digital”) is a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. The Company's product portfolio includes hard disk drives (“HDDs”), solid-state drives ("SSDs"), direct attached storage solutions, personal cloud network attached storage solutions, and public and private cloud data center storage solutions. HDDs are the Company's principal products and are today’s primary storage medium for the vast majority of digital content, with the use of solid-state storage products growing rapidly. The Company's products are marketed under the HGST, WD and G-Technology brand names.
The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.
Fiscal Year
The Company has a 53 or 52-week fiscal year. The 2015 fiscal year ended on July 3, 2015 and consisted of 53 weeks. The 2014 and 2013 fiscal years ended on June 27, 2014 and June 28, 2013, respectively, and both consisted of 52 weeks.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In fiscal 2015, 2014, and 2013, the accounts for all foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the consolidated financial statements.

The Company acquired Amplidata NV ("Amplidata") on March 9, 2015, Virident Systems, Inc. ("Virident") on October 17, 2013, and sTec, Inc. (“sTec”) on September 12, 2013. In connection with the acquisitions, Amplidata, Virident, and sTec became indirect wholly-owned subsidiaries of the Company. The results of operations of Amplidata, Virident, and sTec since the respective dates of acquisition are included in the consolidated financial statements.
Cash and Cash Equivalents
The Company’s cash equivalents represent highly liquid investments in money market funds, which are invested in U.S. Treasury securities and U.S. Government agency securities as well as direct investments in bank acceptances with original maturities when purchased of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Investments

The Company's investments in U.S. Treasury securities, U.S. Government agency securities, commercial paper and certificates of deposit with original maturities at purchase of more than three months. These investments are classified as available-for-sale securities and included within short-term investments and other non-current assets in the consolidated balance sheets. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. Gains and losses on available-for-sale securities are recorded based on the specific identification method. The Company evaluates the available-for sale securities in an unrealized loss position for other-than-temporary impairment. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in total other expense, net in the consolidated statements of income. In addition, realized gains and losses are included in total other expense, net in the consolidated statements of income.

In addition, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the consolidated balance sheets and were not material to the consolidated financial statements as of July 3, 2015. They are also periodically analyzed to determine whether or not there are indicators of impairment.

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
Concentration of Credit Risk
The Company sells its products to computer manufacturers, resellers and retailers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. At July 3, 2015 and June 27, 2014, the Company had two customers that accounted for 30% and 29%, respectively, of the Company's net accounts receivable. At July 3, 2015 and June 27, 2014, the Company had reserves for potential credit losses of $7 million and $11 million, respectively, and net accounts receivable of $1.5 billion and $2.0 billion, respectively.
The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.
Inventories
The Company values inventories at the lower of cost (first-in, first out and weighted average methods) or net realizable value. The first-in, first-out (“FIFO”) method is used to value the cost of the majority of the Company’s inventories, while the weighted-average method is used to value precious metal inventories. Weighted-average cost is calculated based upon the cost of precious metals at the time they are received by the Company. The Company has determined that it is not practicable to assign specific costs to individual units of precious metals and, as such, precious metals are relieved from inventory based on the weighted-average cost of the inventory at the time the inventory is used in production. The weighted average method of valuing precious metals does not materially differ from the FIFO method. As of July 3, 2015 and June 27, 2014, 96% and 92%, respectively, of the inventory was valued using the FIFO method with the remainder valued using the weighted average method. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Long-Lived Assets
The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date, with amounts exceeding the fair values being recognized as goodwill. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter. The Company either uses qualitative factors to determine whether goodwill is more likely than not impaired or performs a two-step approach to quantify impairment. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, it is required to follow a two-step approach to quantify the impairment. The Company is required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each reporting unit may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment for each reporting unit. The Company did not record any impairment of goodwill during 2015, 2014, or 2013.

Other intangible assets consist primarily of technology acquired in business combinations and in-process research and development. In-process research and development is not amortized until the point at which it reaches technological feasibility. Instead, it is instead tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that it may be impaired. Acquired intangibles are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairments to certain long-lived assets in 2015, 2014 and 2013. See Notes 13 and 17 below.
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
In accordance with standard industry practice, the Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions, and the Company provides resellers and original equipment manufacturers ("OEMs") with other sales incentive programs. At the time the Company recognizes revenue to resellers and OEMs, a reduction of revenue is recorded for estimated price protection until the resellers sell such inventory to their customers and the Company also records a reduction of revenue for the other programs in effect. The Company bases these adjustments on several factors including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information and customer claim processing. If customer demand for the Company's products or market conditions differ from the Company’s expectations, the Company’s operating results could be materially affected. The Company also has programs under which it reimburses qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. Customer sales incentive and marketing programs are recorded as a reduction of revenue.
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
From time to time, in connection with a factoring agreement, the Company sells trade accounts receivable without recourse to a third party purchaser in exchange for cash. The Company sold trade accounts receivable and received cash proceeds of $269 million, $187 million and $148 million during 2015, 2014 and 2013, respectively. The discounts on the sales of trade accounts receivables were not material and were recorded within interest and other expense in the consolidated statements of income.

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
Litigation and Other Contingencies
When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See Note 5 below.
Advertising Expense
Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company included advertising costs of $71 million, $60 million and $61 million in 2015, 2014 and 2013, respectively.
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
The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The actual liability for unrealized tax benefits in any such contingency may be materially different from the Company’s estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits, and may materially affect the Company’s operating results.
Income per Common Share

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares include certain dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards (“RSUs”).
The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Net income	$1,465	$1,617	$980
Weighted average shares outstanding:
Basic	232	235	241
Employee stock options and other	5	7	5
Diluted	237	242	246
Income per common share:
Basic	$6.31	$6.88	$4.07
Diluted	$6.18	$6.68	$3.98
Anti-dilutive potential common shares excluded*	1	2	3
_______________

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
Stock-based Compensation

The Company accounts for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of all stock options granted are estimated using a binomial option-pricing model, and the fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option-pricing model. The Company accounts for stock appreciation rights ("SARs") as liability awards based upon management’s intention to settle such awards in cash. The SARs liability is recognized for that portion of fair value for the service period rendered at the reporting date. The share-based liability is remeasured at each reporting date through the requisite service period. Both the binomial and the Black-Scholes-Merton option-pricing models require the input of highly subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially affected.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the changes in the balances of each component of accumulated comprehensive income for 2015, 2014 and 2013:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2012	$(3)	$4	$(16)	$(15)
Other comprehensive income before reclassifications	—	—	13	13
Amounts reclassified from accumulated other comprehensive income	14	(4)	(43)	(33)
Net current-period other comprehensive income (loss)	14	(4)	(30)	(20)
Balance at June 28, 2013	$11	$—	$(46)	$(35)
Other comprehensive income before reclassifications	—	—	13	13
Amounts reclassified from accumulated other comprehensive income	(4)	—	38	34
Net current-period other comprehensive income (loss)	(4)	—	51	47
Balance at June 27, 2014	$7	$—	$5	$12
Other comprehensive income before reclassifications	—	—	(74)	(74)
Amounts reclassified from accumulated other comprehensive income	(2)	—	44	42
Net current-period other comprehensive income (loss)	(2)	—	(30)	(32)
Balance at July 3, 2015	$5	$—	$(25)	$(20)
Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. The contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for trading purposes. The Company had foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges and had an aggregate notional amount of $1.3 billion and $1.5 billion at July 3, 2015 and June 27, 2014, respectively.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss). These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial for all years presented.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of operating expenses. All fair value hedges were determined to be effective. The changes in fair value on these contracts were immaterial to the consolidated financial statements for all years presented. See Notes 10 and 12 below.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans and other postretirement plans covering certain employees in various countries. The benefits are based on the employees’ years of service and compensation. The plans are funded in conformity with the funding requirements of applicable government authorities. The Company amortizes unrecognized actuarial gains and losses and prior service costs on a straight-line basis over the remaining estimated average service life of the participants. The measurement date for the plans is the Company’s fiscal year-end. The Company recognizes the funded status of its defined benefit pension and postretirement plans in the consolidated balance sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss) in the year in which such changes occur. See Note 14 below.
Use of Estimates
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
Recent Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” ("ASU 2015-07"). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value ("NAV") per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. The Company does not expect the adoption of ASU 2015-07 to have a material effect on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. The adoption of ASU 2015-03 will not have a material effect on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which amends the guidance in former Accounting Standards Codification Topic 605, "Revenue Recognition," to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of this ASU. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of fiscal 2019. The Company has not yet selected a transition method and is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures.
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The new standard requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2013, which for the Company was the first quarter of fiscal 2015. The Company adopted this pronouncement in the first quarter of fiscal 2015, and it did not have a material effect on the Company's consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Supplemental Financial Statement Data

	July 3, 2015	June 27, 2014
	(In millions)
Inventories:
Raw materials and component parts	$168	$168
Work-in-process	500	493
Finished goods	700	565
Total inventories	$1,368	$1,226
Property, plant and equipment:
Land and buildings	$1,441	$1,364
Machinery and equipment	6,520	6,109
Furniture and fixtures	71	54
Leasehold improvements	276	254
Construction-in-process	296	342
Total property, plant and equipment	8,604	8,123
Accumulated depreciation	(5,639)	(4,830)
Property, plant and equipment, net	$2,965	$3,293
Note 3. Debt
Long-term debt consisted of the following as of July 3, 2015 and June 27, 2014 (in millions):

	July 3, 2015	June 27, 2014
Term loan	$2,312	$2,438
Less amounts due in one year	(156)	(125)
Long-term debt	$2,156	$2,313
On January 9, 2014, the Company, Western Digital Technologies, Inc. (“WDT”) and Western Digital Ireland, Inc. ("WDI") entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which was subsequently amended on February 25, 2015 (as amended, the "Credit Agreement") to add Western Digital International, Ltd. ("WD International") as an additional borrower. The Credit Agreement provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility to WDT and a $1.5 billion revolving credit facility to WDT, WDI and WD International (each, a "Borrower" and collectively, the “Borrowers”). The revolving credit facility includes a $100 million sublimit for letters of credit and a $50 million sublimit for swing line loans. Subject to certain conditions, a Borrower may elect to expand the credit facilities by, or obtain incremental term loans of, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments. The loans under the Credit Agreement have a five-year term. The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its material domestic subsidiaries, and the obligations of WDI and WD International under the Credit Agreement are also guaranteed by WDT.
The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of July 3, 2015, the revolving credit facility had a variable interest rate of 1.7% and a remaining outstanding balance of $255 million. The revolving credit facility is classified within current liabilities as of July 3, 2015 due to the Company's intent to repay the borrowings in 2016. As of July 3, 2015, the term loan facility had a variable interest rate of 1.7% and a remaining outstanding balance of $2.3 billion. The Company is required to make quarterly principal payments on the term loan facility totaling $156 million in fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2025. Rental expense under these operating leases, including month-to-month rentals, was $60 million, $59 million and $64 million in 2015, 2014 and 2013, respectively. Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 3, 2015 are as follows (in millions):

2016	$40
2017	32
2018	26
2019	23
2020	19
Thereafter	45
Total future minimum payments	$185
Product Warranty Liability
Changes in the warranty accrual for 2015, 2014 and 2013 were as follows (in millions):

	2015	2014	2013
Warranty accrual, beginning of period	$182	$187	$260
Warranty liabilities assumed as a result of acquisitions	1	4	—
Charges to operations	187	170	178
Utilization	(190)	(207)	(221)
Changes in estimate related to pre-existing warranties	41	28	(30)
Warranty accrual, end of period	$221	$182	$187
Accrued warranty also includes amounts classified in other liabilities in the consolidated balance sheets of $71 million at July 3, 2015 and $63 million at June 27, 2014.
Long-term Purchase Agreements
The Company has entered into long-term purchase agreements with various component suppliers. The commitments depend on specific products ordered and may be subject to minimum quality requirements and future price negotiations. The Company expects these commitments to total $117 million for 2016, $15 million for 2017, $5 million for 2018, $3 million for 2019 and no remaining commitments for 2020.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Intellectual Property Litigation
On June 18, 2008, plaintiff Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against WD, HGST, and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. On October 10, 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. A trial in the matter began on July 18, 2011 and concluded on July 26, 2011 with a verdict against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. WD and HGST filed post-trial motions challenging the verdict. On January 17, 2014 and February 11, 2015, the Court denied WD’s and HGST’s post-trial motions. On March 13, 2015, WD and HGST filed Notices of Appeal with the United States District Court for the Federal Circuit (“Federal Circuit”). On April 16, 2015, Convolve filed a motion for reconsideration of the final judgment. On May 5, 2015, the Federal Circuit deactivated the appeal pending the Court’s decision on reconsideration. WD and HGST intend to continue to defend themselves vigorously in this matter.

On March 24, 2014, plaintiff Steven F. Reiber (“Reiber”) filed a complaint in the Eastern District of California against the Company, alleging infringement of U.S. Patent Nos. 7,124,927 and 7,389,905. On September 16, 2014, Reiber filed an amended complaint in the Eastern District of California against the Company alleging infringement of three additional patents-U.S. Patent Nos. 6,935,548, 6,651,864, and 6,354,479. Reiber alleged that WD products (including HDD heads, head gimbal assemblies, head stack assemblies and SSDs) infringed these patents based on the allegation that the manufacturing of these products involves the use of certain bonding tools (e.g., wire-bonding tips, capillary tips, and flip-chip handling tools) that have electrically “dissipative” properties, and which are used when bonding components, such as leads, wires and flip chips. On June 4, 2015, the parties reached a settlement agreement for an amount that is not material to the Company’s financial position, results of operations or cash flows. On July 17, 2015, the Court dismissed the action against the Company with prejudice. The matter is now resolved.
Seagate Matter

In October 2006, Seagate Technology LLC ("Seagate") brought an action against the Company and a now former employee, alleging misappropriation of confidential information and trade secrets. In January 2012, an arbitrator issued a final award against the Company, including pre-award interest, of $630.4 million. The matter was appealed and, on October 8, 2014, the Minnesota Supreme Court upheld the arbitrator’s award. On October 14, 2014, the Company paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 2014. This amount was paid by one of the Company’s foreign subsidiaries using cash held outside of the United States.
Seagate disputes the method the Company used for calculating post-award interest and contends that the Company owes Seagate approximately $29 million in additional interest. The Company denies Seagate’s contention and believes it calculated interest properly in accordance with the arbitration award. On November 12, 2014, the Company filed a motion with the District Court seeking an order declaring that WD has paid to Seagate all amounts due under the arbitration award, including all pre-award and post-award interest, and all costs and disbursements assessed by the Minnesota Court of Appeals and the Minnesota Supreme Court. On December 23, 2014, Seagate filed a cross-motion seeking entry of judgment in the amount of $29 million, plus daily interest from October 15, 2014 until the date any judgment is paid. Both parties’ motions were fully briefed and, on January 9, 2015, the District Court heard oral argument on both motions. On April 7, 2015, the District Court granted the Company’s motion and declared that all amounts due and owing from the Company to Seagate have been paid, and a corresponding judgment was entered on April 8, 2015. On May 6, 2015, Seagate appealed the decision and judgment to the Minnesota Court of Appeals. The matter has been fully briefed before the Minnesota Court of Appeals but a date for oral argument has not been set. The Company will continue to defend itself vigorously in this matter.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters
On December 22, 2011, the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte), (“ZPÜ”), an organization consisting of several copyright collecting societies, instituted arbitration proceedings against Western Digital's German subsidiary ("WD Germany") before the Copyright Arbitration Board (“CAB”) claiming copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 2008 through December 2010.  The CAB, which was required to issue a settlement proposal within one year of the initiation of the action, failed to do so and requested the parties consent to continue the deadline.  WD Germany declined to provide consent and, on February 1, 2013, WD Germany filed a declaratory relief action against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the court to determine the copyright levy issue.  On May 21, 2013, ZPÜ filed a counter-claim against WD Germany with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives (collectively, "Covered Products") sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ on November 3, 2011. On May 22, 2014, oral argument on the pleadings occurred.  On January 15, 2015, the Higher Court ruled in favor of ZPÜ. In its ruling, the Higher Court declared that WD Germany must pay certain levies on certain WD products which it sold in Germany between January 1, 2008 and December 31, 2010. The judgment specifies levy amounts on certain WD products sold from 2008 to 2010 and directs WD Germany to provide applicable sales data to the ZPÜ. The exact amount of the judgment has not been determined. ZPÜ and WD Germany filed appeals with the German Federal Court of Justice on February 18 and February 20, 2015. WD intends to defend itself vigorously in this matter.
On December 11, 2014, ZPÜ submitted a pleading to the CAB seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 1, 2012 to December 31, 2013. WD intends to defend itself vigorously in this matter.
The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows.  It is reasonably possible that the Company may incur losses totaling up to $95 million, including the amounts accrued.
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
Note 6. Business Segment, Geographic Information and Major Customers
Segment Information
The Company is organized into two operating segments that have been aggregated into one reportable operating segment, the hard drive business.
Geographic Information
The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following table summarizes the Company’s operations by geographic area for the three years ended July 3, 2015 (in millions):

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014	2013
Net revenue(1):
United States	$3,054	$3,013	$3,403
China	2,726	3,499	4,145
Asia	4,552	4,756	4,129
Europe, Middle East and Africa	3,169	3,117	3,056
Other	1,071	745	618
Total	$14,572	$15,130	$15,351
Long-lived assets:
United States	$2,465	$2,415	$1,517
China	218	279	348
Asia	3,655	4,002	4,434
Europe, Middle East and Africa	326	83	139
Total	$6,664	$6,779	$6,438
_______________

(1)	Net revenue is attributed to geographic regions based on the ship to location of the customer.
Major Customers
For 2015 and 2014, sales to Hewlett Packard Company accounted for 11% of the Company’s net revenue. For 2013, no single customer accounted for 10% or more of the Company’s net revenue. For 2015, 2014, and 2013, sales to the Company’s top ten customers accounted for 44% of the Company’s net revenue.
Note 7. Western Digital Corporation 401(k) Plan
The Company has adopted the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. The Company makes a basic matching contribution on behalf of each participating eligible employee equal to fifty percent (50%) of the eligible participant’s pre-tax contributions for the contribution cycle not to exceed 5% of the eligible participant’s compensation; provided, however, that each eligible participant shall receive a minimum annual basic matching contribution equal to fifty percent (50%) of the first $4,000 of pre-tax contributions for any calendar year. The Plan was amended effective January 1, 2013, to provide for a year-end true-up matching contribution such that participants who save at least 5% of their eligible compensation for the year receive a minimum annual matching contribution equal to 2.5% of eligible compensation (up to Internal Revenue Service (“IRS”) limitations). Company contributions vest over a 5-year period of employment. For 2015, 2014, and 2013, the Company made Plan contributions of $22 million, $21 million and $19 million, respectively.
Note 8. Shareholders’ Equity
Stock Incentive Plans
In addition to awards assumed in connection with acquisitions, the Company maintains the amended and restated 2004 Performance Incentive Plan.
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
As of July 3, 2015, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2004 Performance Incentive Plan was 48.8 million shares. Shares issued in respect of stock options and SARs granted under the 2004 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas shares

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued in respect of any other type of award granted through November 7, 2012 under the plan count against the plan’s share limit as 1.35 shares for every one share actually issued in connection with such award. Shares issued in respect of awards, other than options and SARs, granted on or after November 8, 2012 count against the plan’s share limit as 1.72 shares for every one share actually issued in connection with such award. The 2004 Performance Incentive Plan was extended in 2013 and will terminate on August 6, 2022 unless terminated earlier by the Company’s Board of Directors.
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
Stock-based Compensation Expense
The Company recognized in expense $74 million, $85 million and $88 million for stock-based compensation related to the vesting of options issued by the Company under the 2004 Performance Incentive Plan and the ESPP in 2015, 2014 and 2013, respectively. The tax benefit realized as a result of the aforementioned stock-based compensation expense was $19 million, $22 million and $25 million in 2015, 2014 and 2013, respectively. As of July 3, 2015, total compensation cost related to unvested stock options granted under the 2004 Performance Incentive Plan and ESPP rights issued to employees but not yet recognized was $96 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.0 years.
For purposes of this footnote, references to RSUs include performance stock unit awards (“PSUs”). The effect of the PSU activity was immaterial to the consolidated financial statements in 2015, 2014 and 2013. The Company recognized in expense $88 million, $71 million and $52 million related to RSUs granted under the 2004 Performance Incentive Plan that vested during 2015, 2014 and 2013, respectively. The tax benefit realized as a result of the aforementioned expense was $24 million, $18 million and $14 million in 2015, 2014 and 2013, respectively. As of July 3, 2015, the aggregate unamortized fair value of all unvested RSUs granted under the 2004 Performance Incentive Plan was $119 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.3 years.
Stock Option Activity
The following table summarizes stock option activity under the 2004 Performance Incentive Plan over the last three fiscal years (in millions, except per share amounts and remaining contractual lives):

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at June 29, 2012	15.8	$21.89
Granted	3.4	43.51
Exercised	(6.8)	18.53
Forfeited or expired	(0.5)	32.72
Options outstanding at June 28, 2013	11.9	$29.47
Granted	1.6	68.96
Assumed	1.7	38.18
Exercised	(4.5)	25.22
Forfeited or expired	(0.6)	67.23
Options outstanding at June 27, 2014	10.1	$37.03
Granted	1.2	94.10
Assumed	0.1	3.49
Exercised	(4.1)	31.90
Forfeited or expired	(0.5)	56.41
Options outstanding at July 3, 2015	6.8	$50.00	4.3	$242
Exercisable at July 3, 2015	3.4	$34.81	3.2	$161
Vested and expected to vest after July 3, 2015	6.7	$49.45	4.3	$241
If an option has an exercise price that is less than the quoted price of the Company’s common stock at the particular time, the aggregate intrinsic value of that option at that time is calculated based on the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock at that time. As of July 3, 2015, the Company had options outstanding to purchase an aggregate of 5.5 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $242 million at that date. During 2015, 2014 and 2013, the aggregate intrinsic value of options exercised under the 2004 Performance Incentive Plan was $283 million, $247 million and $211 million, respectively, determined as of the date of exercise.
The following table summarizes information about options outstanding and exercisable under the 2004 Performance Incentive Plan as of July 3, 2015 (in millions, except exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.99 – $16.85	1.1	4.7	$11.03	0.7	$10.57
$17.52 – $29.60	1.3	2.5	27.51	1.2	27.35
$30.06 – $41.75	0.5	2.6	36.56	0.4	35.57
$43.11 – $43.11	1.4	4.0	43.11	0.7	43.11
$48.01 – $68.49	1.1	5.0	66.27	0.3	65.87
$69.29 – $388.77	1.4	6.0	102.96	0.1	148.95
	6.8	4.3	$50.00	3.4	34.81

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSU Activity
The following table summarizes RSU activity (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at June 29, 2012	3.7	$33.19
Granted	1.7	43.14
Vested	(1.4)	37.89
Forfeited or expired	(0.4)	35.46
RSUs outstanding at June 28, 2013	3.6	$35.82
Granted	1.4	69.08
Assumed	0.2	62.73
Vested	(1.3)	33.61
Forfeited or expired	(0.2)	47.62
RSUs outstanding at June 27, 2014	3.7	$49.77
Granted	1.3	100.13
Vested	(1.7)	42.24
Forfeited or expired	(0.3)	67.31
RSUs outstanding at July 3, 2015	3.0	$73.80
Expected to vest after July 3, 2015	2.9	$73.28
The fair value of each RSU is the market price of the Company’s stock on the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of the vesting of the units. The aggregate value of RSUs that became fully-vested during 2015, 2014 and 2013 was $170 million, $89 million and $71 million, respectively, determined as of the vest date. The fair value of the shares underlying the RSU awards at the date of grant or assumption was $125 million, $95 million and $74 million in 2015, 2014 and 2013, respectively. These amounts are being recognized to expense over the corresponding vesting periods.
SARs Activity
The Company recognized a benefit of $3 million in 2015, and $36 million and $46 million in expense related to adjustments to market value as well as the vesting of SARs in 2014 and 2013, respectively. No tax benefit was realized in 2015 as a result of the aforementioned SARs expense, as compared to tax benefits realized of $7 million and $4 million in 2014 and 2013, respectively. The SARs will be settled in cash upon exercise. The Company had a total liability of $41 million related to SARs included in accrued liabilities as of July 3, 2015 in the consolidated balance sheet.
The share-based compensation liability for SARs is recognized for the portion of fair value for which service has been rendered at the reporting date. The share-based liability is remeasured at each reporting date, using a binomial option-pricing model, through the requisite service period. As of July 3, 2015, 0.6 million SARs were outstanding with a weighted average exercise price of $7.92. There were no SARs granted in 2015, 2014 and 2013, and all other SARs activity was immaterial to the consolidated financial statements for the year ended July 3, 2015.
Fair Value Disclosure — Binomial Model
The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions. The Company uses historical data to estimate exercise, employee termination, and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of stock options granted during the three years ended July 3, 2015 was estimated using the following weighted average assumptions:

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014	2013
Suboptimal exercise factor	2.52	2.07	1.90
Range of risk-free interest rates	0.11% to 2.16%	0.10% to 2.44%	0.14% to 1.96%
Range of expected stock price volatility	0.23 to 0.47	0.27 to 0.50	0.36 to 0.53
Weighted average expected volatility	0.36	0.43	0.49
Post-vesting termination rate	1.25%	3.10%	2.16%
Dividend yield	1.69%	1.58%	2.53%
Fair value	$32.19	$24.14	$15.75
The weighted average expected term of the Company’s stock options granted during 2015, 2014 and 2013 was 5.8 years, 5.0 years and 4.0 years, respectively.
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
The fair values of all ESPP purchase rights granted on or prior to July 3, 2015 have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	ESPP
	2015	2014	2013
Option life (in years)	1.26	1.24	1.24
Risk-free interest rate	0.45%	0.26%	0.23%
Stock price volatility	0.26	0.31	0.42
Dividend yield	2.34%	1.64%	1.61%
Fair value	$14.50	$14.62	$10.36
Stock Repurchase Program
The Company's Board of Directors previously authorized $3.0 billion for the repurchase of the Company's common stock. On February 3, 2015, the Company's Board of Directors authorized an additional $2.0 billion for the repurchase of its common stock and approved the extension of its stock repurchase program to February 3, 2020. The Company repurchased 9.6 million shares for a total cost of $970 million during 2015. The remaining amount available to be purchased under the Company’s stock repurchase program as of July 3, 2015 was $2.2 billion. Subsequent to July 3, 2015 and through August 13, 2015, the Company repurchased an additional 0.7 million shares of its common stock for a total cost of $60 million. The Company may continue to repurchase its stock as it deems appropriate. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows and borrowings under the Credit Agreement.
Stock Reserved for Issuance
The following table summarizes all shares of common stock reserved for issuance at July 3, 2015 (in millions):

Number of Shares
Maximum shares issuable in connection with:
Outstanding awards and shares available for award grants	16.6
ESPP	4.8
Total	21.4

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In 2015, the Company declared aggregate cash dividends of $1.80 per share of the Company’s common stock, totaling $418 million, of which $302 million was paid during 2015. The Company also paid $94 million of dividends in 2015 related to dividends accrued in 2014. On August 4, 2015, the Company declared a cash dividend of $0.50 per share of its common stock to shareholders of record as of October 2, 2015, which will be paid on October 15, 2015. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
Note 9. Income Taxes
Pre-tax Income
The domestic and foreign components of income before income taxes were as follows for the three years ended July 3, 2015 (in millions):

	2015	2014	2013
Foreign	$1,501	$1,664	$870
Domestic	76	88	352
Income before income taxes	$1,577	$1,752	$1,222
Income Tax Provision
The components of the provision for income taxes were as follows for the three years ended July 3, 2015 (in millions):

	2015	2014	2013
Current:
Foreign	$54	$47	$57
Domestic-federal	43	98	149
Domestic-state	(13)	3	1
Deferred:
Foreign	12	(3)	(7)
Domestic-federal	11	(14)	(46)
Domestic-state	5	4	88
Income tax provision	$112	$135	$242
The Company’s income tax provision for 2015 and 2013 reflects tax benefits of $27 million and $37 million, respectively, as a result of the retroactive extensions of the U.S. Federal research and development tax credit that were signed into law on December 19, 2014 and January 2, 2013. In addition, the Company recorded an $88 million charge to reduce its previously recognized California deferred tax assets in 2013 as a result of the enactment of California Proposition 39.
Remaining net undistributed earnings from foreign subsidiaries at July 3, 2015 on which no U.S. tax has been provided amounted to $9.4 billion. The net undistributed earnings are intended to finance local operating requirements and capital investments. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings would be $3.1 billion if the Company repatriated the $9.4 billion in undistributed earnings from the foreign subsidiaries.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes
Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities as of July 3, 2015 and June 27, 2014 were as follows (in millions):

	2015	2014
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$50	$38
Accrued compensation and benefits not currently deductible	138	190
Domestic net operating loss carryforward	137	130
Business credit carryforward	167	155
Long-lived assets	49	58
Other	65	65
Total deferred tax assets	606	636
Deferred tax liabilities:
Long-lived assets	(126)	(152)
Other	(10)	(11)
Total deferred tax liabilities	(136)	(163)
Valuation allowances	(166)	(128)
Deferred tax assets, net	$304	$345
Deferred tax assets:
Current portion (included in other current assets)	$167	$184
Non-current portion (included in other non-current assets)	273	324
Total deferred tax assets	440	508
Deferred tax liabilities:
Current portion (included in other current assets)	(1)	(2)
Non-current portion (included in other non-current assets)	(135)	(161)
Total deferred tax liabilities	(136)	(163)
Deferred tax assets, net	$304	$345
The net deferred tax asset valuation allowance increased by $38 million in 2015 and decreased by $5 million in 2014. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.
In addition to the deferred tax assets presented above, the Company had additional NOL benefits related to stock-based compensation deductions of $90 million and $11 million at July 3, 2015 and June 27, 2014, respectively. During 2015, the Company generated an additional $97 million of benefits related to stock-based compensation deductions, of which $19 million were utilized in 2015 and recorded to shareholders' equity.
Effective Tax Rate
Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows for the three years ended July 3, 2015:

	2015	2014	2013
U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(29)	(28)	(19)
Tax effect of U.S. permanent differences	1	2	—
State income tax, net of federal tax	—	—	8
Income tax credits	(2)	(1)	(4)
Other	2	—	—
Effective tax rate	7%	8%	20%

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Holidays and Carryforwards
A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines, Singapore and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates from 2016 through 2025. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was to increase the Company’s net earnings by $641 million ($2.70 per diluted share), $905 million ($3.74 per diluted share), and $899 million ($3.65 per diluted share) in 2015, 2014 and 2013, respectively.
As of July 3, 2015, the Company had federal and state NOL carryforwards of $515 million and $422 million, respectively. In addition, as of July 3, 2015, the Company had various federal and state tax credit carryforwards of $417 million combined. The NOL carryforwards available to offset future federal and state taxable income expire at various dates from 2021 to 2035 and 2020 to 2035, respectively. Approximately $100 million of the credit carryforwards available to offset future taxable income expire at various dates from 2017 to 2035. The remaining amount is available indefinitely. NOLs and credits relating to Komag, Incorporated (“Komag”), HGST, sTec, Virident and Amplidata are subject to limitations under Sections 382 and 383 of the Internal Revenue Code. The Company does not expect these limitations to result in a reduction in the total amount of Komag, sTec, Virident or Amplidata's NOLs and credits ultimately realized. The Company expects the total amount of HGST’s NOLs and credits ultimately realized will be reduced by $39 million and $25 million, respectively.
Uncertain Tax Positions
With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of July 3, 2015, such interest and penalties were not material. As of July 3, 2015, the Company had $350 million of unrecognized tax benefits.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended July 3, 2015, June 27, 2014 and June 28, 2013 (in millions):

	2015	2014	2013
Unrecognized tax benefit at beginning of period	$300	$240	$280
Gross increases related to current year tax positions	44	27	29
Gross increases related to prior year tax positions	6	26	10
Gross decreases related to prior year tax positions	—	(5)	(8)
Settlements	—	—	(64)
Lapse of statute of limitations	(3)	—	(7)
Acquisitions	3	12	—
Unrecognized tax benefit at end of period	$350	$300	$240
The Company’s unrecognized tax benefits are primarily included within long-term liabilities in the Company’s consolidated balance sheets. The entire balance of unrecognized tax benefits at July 3, 2015, June 27, 2014 and June 28, 2013, if recognized, would affect the effective tax rate, subject to certain future valuation allowance reversals.
The Company files U.S. Federal, U.S. state, and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2008 through 2014. In foreign jurisdictions, with few exceptions, the Company is subject to examination for all years subsequent to fiscal 2008. The Company is no longer subject to examination by the IRS for periods prior to 2008, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period.
The IRS previously completed its field examination of the Company's federal income tax returns for fiscal years 2006 and 2007, and the Company and the IRS reached agreement with respect to all matters except on the proposed adjustments to income before income taxes relating to intercompany payable balances. The proposed adjustments relating to intercompany payable balances for fiscal years 2006 and 2007 are addressed in conjunction with the IRS’s examination of the Company's fiscal years 2008 and 2009, which commenced in January 2012. The Company received a Notice of Proposed Adjustment ("NOPA") from the IRS for fiscal year 2009 relating to intercompany payable balances and two NOPAs from the IRS for fiscal years 2008 and 2009 relating to transfer pricing with the Company's foreign subsidiaries. The NOPAs relating to intercompany payable balances and transfer pricing with the Company's foreign subsidiaries propose to increase the Company's U.S. taxable income which would result in additional federal tax expense of approximately $72 million and $723 million, respectively,

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to interest. The Company disagrees with the proposed adjustments, believes that the tax positions are properly supported and will vigorously contest the position taken by the IRS. In January 2012, the IRS commenced an examination of the 2007 fiscal period ended September 5, 2007 of Komag, which the Company acquired on September 5, 2007. The IRS examined calendar years 2010 and 2011 of HGST, which was acquired by the Company on March 8, 2012, and completed the examination with no material adjustments.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of July 3, 2015, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value (in millions):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$135	$—	$—	$135
Total cash equivalents	135	—	—	135
Short-term investments:
U.S. Treasury securities	—	50	—	50
U.S. Government agency securities	—	4	—	4
Commercial paper	—	109	—	109
Certificates of deposit	—	99	—	99
Total short-term investments	—	262	—	262
Long-term investments:
U.S. Treasury securities	—	237	—	237
U.S. Government agency securities	—	91	—	91
Total long-term investments	—	328	—	328
Foreign exchange contracts	—	—	—	—
Total assets at fair value	$135	$590	$—	$725
Liabilities:
Foreign exchange contracts	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

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
Money Market Funds. The Company’s money market funds are funds that invest in U.S. Treasury and U.S. Government Agency securities. Money market funds are valued based on quoted market prices.
Certificates of Deposit. The Company’s certificates of deposit are investments which are held in custody by a third party. Certificates of deposit are valued using fixed interest rates.
Commercial Paper. The Company’s commercial paper securities are investments issued by corporations which are held in custody by a third party. Commercial paper securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
U.S. Government Agency Securities. The Company’s U.S. Government agency securities are investments in fixed income securities sponsored by the U.S. Government and are held in custody by a third party. U.S. Government agency securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
U.S. Treasury Securities. The Company’s U.S. Treasury securities are direct obligations of the U.S. federal government and are held in custody by a third party. U.S. Treasury securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Bank Acceptances. The Company’s bank acceptances are held in custody by a third party. Bank acceptances are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are classified within other current assets and liabilities in the consolidated balance sheets. For contracts that have a right of offset by its individual counterparties under master netting arrangements, the Company presents its foreign exchange contracts on a net basis by counterparty in the consolidated balance sheets. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model. The market-based observable inputs for the model include forward rates and credit default swap rates. For more information on the Company's foreign exchange contracts, see Note 12 below.
In 2015 and 2014, there were no transfers between levels. In 2014 the Company sold its auction rate securities, which were Level 3 financial assets measured on a recurring basis, for total proceeds of $17 million and recorded a gain of $3 million within interest and other income in the consolidated statements of income.
Note 11. Investments
The following table summarizes, by major type, the fair value and cost basis of the Company’s investments classified as available-for-sale as of July 3, 2015 (in millions):

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$287	$—	$287
U.S. Government agency securities	95	—	95
Commercial paper	109	—	109
Certificates of deposit	99	—	99
Total	$590	$—	$590

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

The fair value of the Company’s investments classified as available-for-sale securities at July 3, 2015, by remaining contractual maturity were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year (short-term investments)	$262	$262
Due in one to five years (included in other non-current assets)	328	328
Total	$590	$590

The Company determined no available-for-sale securities were other-than-temporarily impaired in 2015 or 2014.
Note 12. Foreign Exchange Contracts
As of July 3, 2015, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $26 million. In addition, as of July 3, 2015, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $4.6 billion and $4.5 billion, and closed $4.8 billion and $4.9 billion, in foreign exchange contracts for the years ended July 3, 2015 and June 27, 2014, respectively. The fair value and balance sheet location of such contracts were as follows (in millions):

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Asset Derivatives				Liability Derivatives
	2015		2014		2015		2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current assets	$7	Accrued expenses	$31	Accrued expenses	$2

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the consolidated balance sheet as of July 3, 2015 (in millions):

				Gross Amounts Not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial liabilities	(31)	—	$(31)	—	—	(31)
Total derivative instruments	$(31)	$—	$(31)	$—	$—	$(31)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the consolidated balance sheet as of June 27, 2014 (in millions):

				Gross Amounts Not Offset in the Balance Sheet
Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amount
Foreign exchange contracts
Financial assets	$9	$(2)	$7	$—	$—	$7
Financial liabilities	(4)	2	(2)	—	—	(2)
Total derivative instruments	$5	$—	$5	$—	$—	$5
The impact on the consolidated financial statements was as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	2015	2014		2015	2014
Foreign exchange contracts	$(74)	$13	Cost of revenue	$(44)	$(38)
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the consolidated financial statements during 2015, 2014 and 2013. See Notes 1 and 10 above for additional disclosures related to the Company’s foreign exchange contracts.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Goodwill and Other Intangible Assets
The following table summarizes the activity related to the carrying amount of goodwill:

Carrying Amount
Balance as of June 28, 2013	$1,954
Goodwill recorded in connection with acquisitions	605
Balance as of June 27, 2014	$2,559
Goodwill recorded in connection with acquisitions	207
Balance as of July 3, 2015	$2,766
Intangible assets as of July 3, 2015 were as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)	(in millions)	(in millions)
Existing technology	5	$638	$471	$167
Customer relationships	4	152	126	26
Other	3	74	68	6
Leasehold interests	31	39	11	28
In-process research and development	—	105	—	105
Total		$1,008	$676	$332
Intangible assets as of June 27, 2014 were as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)	(in millions)	(in millions)
Existing technology	5	$566	$368	$198
Customer relationships	4	148	97	51
Other	3	73	55	18
Leasehold interests	32	43	10	33
In-process research and development	—	154	—	154
Total		$984	$530	$454
Other intangible assets are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization expense for intangible assets was $171 million, $213 million and $209 million for 2015, 2014 and 2013, respectively. During 2015 and 2014, the Company recorded $39 million and $53 million of impairment charges related to intangible assets, respectively, which are recorded in the employee termination, asset impairment and other charges within the Company's consolidated statements of income. The impairment charges primarily relate to acquired in-process research and development projects that were abandoned and resulted in full impairment in both 2015 and 2014. As of July 3, 2015, estimated future amortization expense for intangible assets currently subject to amortization is $95 million for 2016, $64 million for 2017, $20 million for 2018, $11 million for 2019 and $10 million for 2020.
Note 14. Pensions and Other Post-retirement Benefit Plans
The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans are immaterial to the Company’s consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status
The changes in the benefit obligations and plan assets for the Japanese defined benefit pension plans were as follows for 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$255	$234	$286
Service cost	9	10	11
Interest cost	4	4	5
Actuarial gain	16	13	(4)
Benefits paid	(8)	(7)	(6)
Other(1)	—	8	—
Non-U.S. currency movement	(45)	(7)	(58)
Benefit obligation at end of period	231	255	234
Change in plan assets:
Fair value of plan assets at beginning of period	191	167	167
Actual return on plan assets	22	15	29
Employer contributions	14	14	15
Benefits paid	(8)	(7)	(6)
Other(1)	—	7	—
Non-U.S. currency movement	(34)	(5)	(38)
Fair value of plan assets at end of period	185	191	167
Unfunded status at end of year	$46	$64	$67
_____________________

(1)
During fiscal 2014 the Japan entity assumed benefit obligations and plan assets from Hitachi. These pension obligations related to former Hitachi employees who were hired into the HGST Japan entity during or soon after the 2012 acquisition of HGST by the Company.

The following table presents the unfunded amounts as recognized on the Company’s consolidated balance sheets as of July 3, 2015 and June 27, 2014 (in millions):

	2015	2014
Current liabilities	$1	$1
Non-current liabilities	45	63
Net amount recognized	$46	$64
The accumulated benefit obligation for the Japanese defined benefit pension plans was $231 million at July 3, 2015. As of July 3, 2015, net actuarial gains for the Japanese defined benefit pension plans of $5 million are included in accumulated other comprehensive income (loss) in the consolidated balance sheet. There were no prior service credits for the defined benefit pension plans recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet as of July 3, 2015. The amount expected to be amortized into net periodic benefit cost in fiscal 2016 is immaterial to the consolidated financial statements.
Assumptions
Weighted-Average Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations for the Japanese defined benefit pension plans were as follows for 2015, 2014 and 2013:

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014	2013
Discount rate	1.3%	1.6%	1.6%
Rate of compensation increase	0.9%	1.0%	0.9%

The weighted-average actuarial assumptions used to determine benefit costs for the Japanese defined benefit pension plans were as follows for 2015, 2014 and 2013:

	2015	2014	2013
Discount rate	1.6%	1.6%	1.8%
Expected long-term rate of return on plan assets	3.5%	3.5%	3.5%
Rate of compensation increase	1.0%	0.9%	1.2%
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
Fair Value Measurements
The following table presents the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of July 3, 2015 (in millions):

	Level 1	Level 2	Level 3	Total
Equity:
Equity commingled/mutual funds (1)(2)	$—	$65	$—	$65
Fixed income:
Fixed income commingled/mutual funds (1)(3)	—	112	—	112
Cash and short-term investments	6	2	—	8
Fair value of plan assets	$6	$179	$—	$185

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 27, 2014 (in millions):

	Level 1	Level 2	Level 3	Total
Equity:
Equity commingled/mutual funds (1)(2)	$—	$69	$—	$69
Fixed income:
Fixed income commingled/mutual funds (1)(3)	—	111	—	111
Cash and short-term investments	8	3	—	11
Fair value of plan assets	$8	$183	$—	$191
_______________

(1)	Commingled funds represent pooled institutional investments.

(2)	Equity mutual funds invest primarily in equity securities.

(3)	Fixed income mutual funds invest primarily in fixed income securities.
Assets held in defined benefit plans in the Philippines, Taiwan and Thailand were less than $1 million and are not presented in the above tables. There were no significant movements of assets between any level categories in 2015, 2014 or 2013.
Fair Value Valuation Techniques
Equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Equity commingled/mutual funds are typically valued using the NAV provided by the investment manager or administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. These assets are classified as either Level 1 or Level 2, depending on availability of quoted market prices for identical or similar assets.
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
Cash Flows
Contributions
The Company’s expected employer contributions for 2016 are $9 million for its Japanese defined benefit pension plans.

Estimated Future Benefits Payments
Annual benefit payments from the Japanese defined benefit pension plans are estimated to range from $5 million to $9 million annually over the next five years.
Note 15. Acquisitions
The consolidated financial statements include the results of operations of acquired companies commencing after their respective acquisition dates. Disclosed below are those acquisitions which have a significant impact to the Company's consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Amplidata
On March 9, 2015, the Company acquired Amplidata NV (“Amplidata”), a developer of object storage software for public and private cloud data centers. As a result of the acquisition, Amplidata was fully integrated into the Company's HGST subsidiary and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $267 million, consisting of $245 million funded with available cash at the time of the acquisition, $19 million related to the fair value of a previously-held cost method investment and $3 million related to the fair value of stock options assumed. The acquisition is expected to further HGST's strategy to expand into higher value data storage platforms and systems that address the growth in storage requirements in cloud data centers.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $215 million to goodwill. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K, and may be adjusted during the measurement period of up to 12 months from the date of the acquisition as further information becomes available with any changes in the fair values potentially resulting in adjustments to goodwill. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's consolidated financial statements. In addition, pro forma financial information has not been presented as the acquisition did not have a material impact on the Company’s consolidated financial statements for 2015.
The preliminary purchase price allocation for Amplidata is as follows (in millions):

March 9, 2015
Tangible assets acquired and liabilities assumed	$(24)
Intangible assets	76
Goodwill	215
Total	$267
Since the date of acquisition, the Company recorded an increase of $42 million to goodwill which primarily related to an adjustment to the value of deferred taxes acquired, an adjustment to the value of intangible assets acquired, and an adjustment for the fair value of stock options assumed in the acquisition of Amplidata. The primary area of the preliminary purchase price allocation that is not yet finalized due to information that may become available subsequently is income taxes. Any changes in the fair value could potentially result in adjustments to goodwill. The Company expects to finalize the purchase price allocation in 2016.
The $215 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from an ability to create HDD storage solutions leveraging the core software acquired and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to Amplidata was immaterial to the Company’s consolidated financial statements.
Prior to the acquisition date, the Company held a non-controlling interest in Amplidata accounted for under the cost method of accounting. Upon acquiring the outstanding ownership stake in Amplidata, the Company remeasured its original equity interest to its fair value using the income approach, which utilizes estimates of discounted future cash flows, and recognized a $9 million gain during the year ended July 3, 2015, which was recorded within the employee termination benefits, asset impairments and other charges line item in the consolidated statements of income.
Note 16. Thailand Flooding
In October 2011, severe flooding in Thailand inundated all of the Company’s Thailand manufacturing facilities and submerged certain equipment located there. The Company maintains insurance coverage that provides property and business interruption coverage in the event of losses arising from flooding. As a result, the Company recorded $37 million and $65 million of flood-related insurance recoveries in fiscal 2015 and 2014, respectively. These flood-related insurance recoveries were included within the selling, general and administrative expenses within the Company's consolidated statements of income. All flood-related claims submitted by the Company to its insurers were closed as of July 3, 2015.

Note 17. Employee Termination, Asset Impairment and Other Charges
Employee termination, asset impairment and other charges within the Company's consolidated statements of income primarily relate to charges to realign the Company's operations with anticipated market demand and are as follows:

	Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Employee termination benefits	$82	$27	$109
Impairment of assets	82	62	14
Contract termination and other	12	6	15
Total	$176	$95	$138
In 2015 and 2014, the impairment charges primarily relate to equipment and in-process research and development projects that were abandoned and resulted in full impairment.
The following table provides those amounts recorded as liabilities within the Company's consolidated balance sheets:

	June 28, 2013	Accruals	Payments	June 27, 2014	Accruals	Payments	July 3, 2015
Employee termination benefits	$37	$27	$(64)	$—	$82	$(72)	$10

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
2015 (1)
Revenue, net	$3,943	$3,888	$3,550	$3,191
Gross profit	1,149	1,110	1,032	930
Operating income	469	466	421	255
Net income	423	438	384	220
Basic income per common share	$1.81	$1.88	$1.66	$0.95
Diluted income per common share	$1.76	$1.84	$1.63	$0.94
2014 (2)
Revenue, net	$3,804	$3,972	$3,703	$3,651
Gross profit	1,099	1,156	1,076	1,029
Operating income	542	478	419	352
Net income	495	430	375	317
Basic income per common share	$2.10	$1.82	$1.60	$1.35
Diluted income per common share	$2.05	$1.77	$1.55	$1.32
_______________

(1)
The first, second, third, and fourth quarters of 2015 included $9 million, $53 million, $10 million, and $104 million, respectively, of employee termination, asset impairment, and other charges. The first and second quarters of 2015 included $14 million and $1 million, respectively, of charges related to interest on an arbitration award. The second quarter of 2015 included a $37 million gain on flood-related insurance recovery.

(2)
The first, second, third and fourth quarters of 2014 included $11 million, $23 million, $25 million and $36 million, respectively, of employee termination, asset impairment and other charges. Each of the four quarters of 2014 included $13 million of charges related to interest on an arbitration award. The first quarter of 2014 included a $65 million gain on flood-related insurance recovery.

WESTERN DIGITAL CORPORATION
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Three years ended July 3, 2015
(in millions)

Allowance for Doubtful Accounts
Balance at June 29, 2012	$9
Additions charges to operations	8
Deductions	(10)
Recovery	2
Balance at June 28, 2013	$9
Additions charged to operations	3
Deductions	(1)
Balance at June 27, 2014	$11
Deductions	(4)
Balance at July 3, 2015	$7

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
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K. KPMG LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 3, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2015, except that the information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers of the Registrant.” In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Governance section at www.westerndigital.com. To the extent required by rules adopted by the SEC and The NASDAQ Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Governance section at www.westerndigital.com.

Item 11. Executive Compensation
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2015.

Item 14. Principal Accountant Fees and Services
There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2015.
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

(3) Exhibits
The exhibits listed in the Exhibit Index (following the signature page of the Annual Report on Form 10-K) are filed with, or incorporated by reference in, this Annual Report on Form 10-K, as specified in the Exhibit List, from exhibits previously filed with the SEC. Certain agreements listed in the Exhibit List that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ OLIVIER C. LEONETTI
Olivier C. Leonetti
Chief Financial Officer
Dated: August 21, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN D. MILLIGAN	President and Chief Executive Officer (Principal Executive Officer), Director	August 21, 2015
Stephen D. Milligan

/s/ OLIVIER C. LEONETTI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 21, 2015
Olivier C. Leonetti

/s/ THOMAS E. PARDUN	Chairman of the Board	August 21, 2015
Thomas E. Pardun

/s/ MARTIN I. COLE	Director	August 21, 2015
Martin I. Cole

/s/ KATHLEEN A. COTE	Director	August 21, 2015
Kathleen A. Cote

/s/ HENRY T. DENERO	Director	August 21, 2015
Henry T. DeNero

/s/ MICHAEL D. LAMBERT	Director	August 21, 2015
Michael D. Lambert

/s/ LEN J. LAUER	Director	August 21, 2015
Len J. Lauer

/s/ MATTHEW E. MASSENGILL	Director	August 21, 2015
Matthew E. Massengill

/s/ PAULA A. PRICE	Director	August 21, 2015
Paula A. Price

EXHIBIT INDEX

Exhibit Number	Description

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

10.1.8	Western Digital Corporation Incentive Compensation Plan, as Amended and Restated August 5, 2015†*

10.2
Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 6, 2012 (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-185194) with the Securities and Exchange Commission on November 29, 2012)*

10.3	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*

10.4
Amended and Restated Deferred Compensation Plan, amended and restated effective January 1, 2013 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.5
Amended and Restated Employment Agreement, dated as of September 6, 2012, between Western Digital Corporation and Stephen D. Milligan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.6
Separation and General Release Agreement, dated August 25, 2014, between Western Digital Corporation and Timothy M. Leyden (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2014)*

10.7
Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of September 11, 2014 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2014)*

10.8
Western Digital Corporation Executive Severance Plan, amended and restated as of February 4, 2015 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2015)*

10.9
Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.10
Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.11
Offer Letter, dated August 14, 2014, to Olivier C. Leonetti (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2014)*

10.12
Credit Agreement, dated as of January 9, 2014, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as Borrowers; Western Digital Corporation, as Holdings; JPMorgan Chase Bank, N.A., as Administrative Agent; the other lenders party thereto; J.P. Morgan Securities LLC, as Sole Lead Arranger and Joint Bookrunner; HSBC Bank USA, N.A., Royal Bank of Canada, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on January 9, 2014)

10.12.1
First Amendment to Credit Agreement, dated as of February 25, 2015, to the Credit Agreement dated as of January 9, 2014, among Western Digital Technologies, Inc. and Western Digital Ireland, Ltd., as borrowers, Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2015)

10.13
Transition Services Agreement, dated March 7, 2011, among Hitachi, Ltd., Viviti Technologies Ltd. and Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 2, 2011)

21	Subsidiaries of Western Digital Corporation†

23	Consent of Independent Registered Public Accounting Firm†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
_______________

†	Filed with this report.

**	Furnished with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.