Form 10-Q
period 2015-10-02
WESTERN DIGITAL CORP
filed 2015-11-10
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on November 4, 2015, 231,715,839 shares of common stock, par value $.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal first quarters ended October 2, 2015 and October 3, 2014 consisted of 13 weeks and 14 weeks, respectively. Fiscal year 2015 was comprised of 53 weeks and ended on July 3, 2015. Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016. Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless, we state, or the context indicates, otherwise.
WDC, a Delaware corporation, is the parent company of our data storage business. Our principal executive offices are located at 3355 Michelson Drive, Suite 100, Irvine, California 92612. Our telephone number is (949) 672-7000 and our website is www.westerndigital.com. The information on our website is not incorporated in this Quarterly Report on Form 10-Q.
Western Digital, WD, and the WD logo are trademarks of Western Digital Technologies, Inc. and/or its affiliates. All other trademarks mentioned are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	October 2, 2015	July 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,081	$5,024
Short-term investments	347	262
Accounts receivable, net	1,616	1,532
Inventories	1,260	1,368
Other current assets	351	331
Total current assets	8,655	8,517
Property, plant and equipment, net	2,890	2,965
Goodwill	2,766	2,766
Other intangible assets, net	319	332
Other non-current assets	631	601
Total assets	$15,261	$15,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,799	$1,881
Accrued expenses	528	470
Accrued compensation	336	330
Accrued warranty	141	150
Revolving credit facility	255	255
Current portion of long-term debt	172	156
Total current liabilities	3,231	3,242
Long-term debt	2,109	2,156
Other liabilities	585	564
Total liabilities	5,925	5,962
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 231 and 230 shares, respectively	3	3
Additional paid-in capital	2,407	2,428
Accumulated other comprehensive loss	(44)	(20)
Retained earnings	9,273	9,107
Treasury stock — common shares at cost; 30 and 31 shares, respectively	(2,303)	(2,299)
Total shareholders’ equity	9,336	9,219
Total liabilities and shareholders’ equity	$15,261	$15,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	October 2, 2015	October 3, 2014
Revenue, net	$3,360	$3,943
Cost of revenue	2,405	2,794
Gross profit	955	1,149
Operating expenses:
Research and development	385	437
Selling, general and administrative	192	220
Charges related to arbitration award	—	14
Employee termination, asset impairment and other charges	56	9
Total operating expenses	633	680
Operating income	322	469
Other income (expense):
Interest and other income	5	4
Interest and other expense	(13)	(13)
Total other expense, net	(8)	(9)
Income before income taxes	314	460
Income tax provision	31	37
Net income	$283	$423
Income per common share:
Basic	$1.23	$1.81
Diluted	$1.21	$1.76
Weighted average shares outstanding:
Basic	231	234
Diluted	234	240
Cash dividends declared per share	$0.50	$0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	October 2, 2015	October 3, 2014
Net income	$283	$423
Other comprehensive loss, net of tax:
Net unrealized loss on foreign exchange contracts	(25)	(26)
Net unrealized gain on available-for-sale securities	1	—
Other comprehensive loss, net of tax	(24)	(26)
Total comprehensive income	$259	$397
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	October 2, 2015	October 3, 2014
Operating Activities
Net income	$283	$423
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	236	289
Stock-based compensation	42	39
Deferred income taxes	(7)	10
Loss on disposal of assets	—	4
Non-cash portion of employee termination, asset impairment and other charges	18	1
Changes in:
Accounts receivable, net	(84)	74
Inventories	105	(46)
Accounts payable	(71)	49
Accrued arbitration award	—	14
Accrued expenses	18	16
Accrued compensation	6	(22)
Other assets and liabilities, net	(1)	(24)
Net cash provided by operating activities	545	827
Investing Activities
Purchases of property, plant and equipment	(151)	(160)
Proceeds from sales and maturities of investments	124	166
Purchases of investments	(236)	(120)
Other investing activities, net	(10)	(12)
Net cash used in investing activities	(273)	(126)
Financing Activities
Issuance of stock under employee stock plans	15	39
Taxes paid on vested stock awards under employee stock plans	(43)	(57)
Excess tax benefits from employee stock plans	19	20
Repurchases of common stock	(60)	(223)
Dividends paid to shareholders	(115)	(94)
Repayment of debt	(31)	(31)
Net cash used in financing activities	(215)	(346)
Net increase in cash and cash equivalents	57	355
Cash and cash equivalents, beginning of period	5,024	4,804
Cash and cash equivalents, end of period	$5,081	$5,159
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8	$10
Cash paid for interest	$11	$12
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$116	$94
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accounting policies followed by Western Digital Corporation (the “Company”) are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2015. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2015. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
The Company's fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal year with the foregoing policy. The Company's fiscal first quarters ended October 2, 2015 and October 3, 2014 consisted of 13 and 14 weeks, respectively. Fiscal 2015 was comprised of 53 weeks and ended on July 3, 2015. Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data

Accounts Receivable
From time to time, in connection with a factoring agreement, the Company sells trade accounts receivable without recourse to a third party purchaser in exchange for cash. The Company sold trade accounts receivable and received cash proceeds of $200 million during the three months ended October 2, 2015. The Company did not sell trade accounts receivable during the three months ended October 3, 2014. The discounts on the sales of trade accounts receivable were not material and were recorded within interest and other expense in the condensed consolidated statements of income.
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	October 2, 2015	July 3, 2015
	(in millions)
Inventories:
Raw materials and component parts	$135	$168
Work-in-process	507	500
Finished goods	618	700
Total inventories	$1,260	$1,368
Property, plant and equipment:
Property, plant and equipment	$8,635	$8,604
Accumulated depreciation	(5,745)	(5,639)
Property, plant and equipment, net	$2,890	$2,965
Other intangible assets:
Other intangible assets	$1,018	$1,008
Accumulated amortization	(699)	(676)
Other intangible assets, net	$319	$332

Warranty
The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair costs which include scrap costs, and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help prepare estimates and assist the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on product reliability, such as factory test data, historical field return rates, and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross profit and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Changes in the warranty accrual were as follows (in millions):

	Three Months Ended
	October 2, 2015	October 3, 2014
Warranty accrual, beginning of period	$221	$182
Charges to operations	45	49
Utilization	(54)	(49)
Changes in estimate related to pre-existing warranties	6	19
Warranty accrual, end of period	$218	$201
The long-term portion of the warranty accrual classified in other liabilities was $77 million as of October 2, 2015 and $71 million as of July 3, 2015.
Investments
The following tables summarize, by major type, the fair value and cost basis of the Company’s investments (in millions):

	As of October 2, 2015
	Cost Basis	Unrealized Gains	Fair Value
Available-for-sale securities:
U.S. Treasury securities	279	1	280
U.S. Government agency securities	116	—	116
Commercial paper	86	—	86
Certificates of deposit	221	—	221
Total	$702	$1	$703

	As of July 3, 2015
	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$287	$—	$287
U.S. Government agency securities	95	—	95
Commercial paper	109	—	109
Certificates of deposit	99	—	99
Total	$590	$—	$590

The fair value of the Company’s investments classified as available-for-sale securities at October 2, 2015, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year (short-term investments):	$347	$347
Due in one to five years (included in other non-current assets):	355	356
Total	$702	$703

The Company determined no available-for-sale securities were other-than-temporarily impaired during the three months ended October 2, 2015 and October 3, 2014. For more information on the Company's available-for-sale securities, see Note 7 to these condensed consolidated financial statements.

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the condensed consolidated balance sheets and were not material to the condensed consolidated financial statements as of October 2, 2015 and July 3, 2015.
Other Comprehensive Loss, Net of Tax
Other comprehensive loss, net of tax refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The income tax impact on components of other comprehensive income is immaterial for all periods presented.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss for the three months ended October 2, 2015 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Unrealized Gain on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2015	$5	$(25)	$—	$(20)
Other comprehensive loss before reclassifications	—	(53)	1	(52)
Amounts reclassified from accumulated other comprehensive income	—	28	—	28
Net current-period other comprehensive loss	—	(25)	1	(24)
Balance at October 2, 2015	$5	$(50)	$1	$(44)
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss for the three months ended October 3, 2014 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 27, 2014	$7	$5	$—	$12
Other comprehensive loss before reclassifications	—	(22)	—	(22)
Amounts reclassified from accumulated other comprehensive loss	—	(4)	—	(4)
Net current-period other comprehensive loss	—	(26)	—	(26)
Balance at October 3, 2014	$7	$(21)	$—	$(14)
3. Income per Common Share
The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) and restricted stock unit awards (“RSUs”).

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended
	October 2, 2015	October 3, 2014
Net income	$283	$423
Weighted average shares outstanding:
Basic	231	234
Employee stock options and other	3	6
Diluted	234	240
Income per common share:
Basic	$1.23	$1.81
Diluted	$1.21	$1.76
Anti-dilutive potential common shares excluded*	4	—

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
The Company's credit agreement, which was entered into in January 2014 and subsequently amended (the "Credit Agreement"), provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility and a $1.5 billion revolving credit facility. The loans under the Credit Agreement have a five-year term. Subject to certain conditions, the credit facilities may be expanded by, or incremental term loans may be obtained for, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments.
The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of October 2, 2015, the revolving credit facility had a variable interest rate of 1.7% and an outstanding balance of $255 million. The revolving credit facility is classified within current liabilities as of October 2, 2015 due to the Company's intent to repay the borrowings within the next 12 months. As of October 2, 2015, the term loan facility had a variable interest rate of 1.7% and a remaining outstanding balance of $2.3 billion. The Company is required to make quarterly principal payments on the term loan facility totaling $125 million for the remainder of fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.
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

Solely for purposes of this note, “WD” refers to Western Digital Corporation or one or more of its subsidiaries excluding HGST prior to the closing of the Company's acquisition of HGST on March 8, 2012 (the “HGST Closing Date”). HGST refers to Hitachi Global Storage Technologies Holdings Pte. Ltd. or one or more of its subsidiaries as of the HGST Closing Date, and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST.
Intellectual Property Litigation
In June 2008, Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against WD, HGST, and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. In October 2008, Convolve amended its complaint to allege infringement of only the ‘473 patent. The ‘473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. In July 2011, a verdict was rendered against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. In March 2015, WD and HGST filed Notices of Appeal with the United States District Court for the Federal Circuit (“Federal Circuit”). In April 2015, Convolve filed a motion for reconsideration of the final judgment, and in May 2015, the Federal Circuit deactivated the appeal pending the Court’s decision on reconsideration. WD and HGST intend to continue to defend themselves vigorously in this matter.
Seagate Matter

In October 2006, Seagate Technology LLC (“Seagate”) brought an action against the Company and a now former employee, alleging misappropriation of confidential information and trade secrets. In January 2012, an arbitrator issued a final award against the Company, including pre-award interest, of $630.4 million. The matter was appealed and, in October 2014, the Minnesota Supreme Court upheld the arbitrator’s award. In October 2014, the Company paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 2014. This amount was paid by one of the Company’s foreign subsidiaries using cash held outside of the United States.
Seagate disputes the method the Company used for calculating post-award interest and contends that the Company owes Seagate approximately $29 million in additional interest. The Company denies Seagate’s contention and believes it calculated interest properly in accordance with the arbitration award. In April 2015, the District Court declared that all amounts due and owing from the Company to Seagate have been paid, and a corresponding judgment was entered. In May 2015, Seagate appealed the decision and judgment to the Minnesota Court of Appeals, where the matter remains pending. The Company intends to continue to defend itself vigorously in this matter.
Other Matters
In December 2011, the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte), (“ZPÜ”), an organization consisting of several copyright collecting societies, instituted arbitration proceedings against Western Digital's German subsidiary (“WD Germany”) before the Copyright Arbitration Board (“CAB”) claiming copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 2008 through December 2010.  In February 2013, WD Germany filed a declaratory relief action against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the court to determine the copyright levy issue.  On May 21, 2013, ZPÜ filed a counter-claim against WD Germany with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ on November 3, 2011. In January 2015, the Higher Court ruled in favor of ZPÜ. In its ruling, the Higher Court declared that WD Germany must pay certain levies on certain WD products which it sold in Germany between January 2008 and December 2010. The judgment specifies levy amounts on certain WD products sold from January 2008 through December 2010 and directs WD Germany to provide applicable sales data to the ZPÜ. The exact amount of the judgment has not been determined. ZPÜ and WD Germany filed appeals with the German Federal Court of Justice in February 2015. WD intends to defend itself vigorously in this matter.
In December 2014, ZPÜ submitted a pleading to the CAB seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany between January 2012 and December 2013. WD intends to defend itself vigorously in this matter.
The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows.  It is reasonably possible that the Company may incur losses totaling up to $101 million, including the amounts accrued.

In the normal course of business, the Company is subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these other matters is subject to many uncertainties, management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, any monetary liability and financial impact to the Company from these other matters could differ materially from the Company's expectations.

6. Income Taxes
The Company’s income tax provision for the three months ended October 2, 2015 was $31 million as compared to $37 million in the prior-year period. This decrease was primarily a result of lower income before income taxes. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2025 and the current year generation of income tax credits.
In the three months ended October 2, 2015, the Company recorded a net increase of $10 million in its liability for unrecognized tax benefits. As of October 2, 2015, the Company's liability for unrecognized tax benefits was approximately $360 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three months ended October 2, 2015.

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company's federal income tax returns for fiscal years 2006 through 2009 and proposed certain adjustments. The Company has received Revenue Agent Reports (“RARs”) from the IRS that seek to increase the Company's U.S. taxable income which would result in additional federal tax expense totaling approximately $795 million, subject to interest. The issues in dispute relate primarily to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS. In September 2015, the IRS commenced an examination of the Company’s fiscal years 2010 through 2012. During the three months ended October 2, 2015, the IRS completed the examination of the fiscal period ended September 5, 2007 of Komag, Incorporated, which the Company acquired on September 5, 2007, with no material adjustments.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of October 2, 2015, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2015 and July 3, 2015, respectively, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values (in millions):

	Fair Value Measurements at
	October 2, 2015
	Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$643	$—	$—	$643
Total cash equivalents	643	—	—	643
Short-term investments:
U.S. Treasury securities	—	39	—	39
U.S. Government agency securities	—	1	—	1
Commercial paper	—	86	—	86
Certificates of deposit	—	221	—	221
Total short-term investments	—	347	—	347
Long-term investments:
U.S. Treasury securities	—	241	—	241
U.S. Government agency securities	—	115	—	115
Total long-term investments	—	356	—	356
Foreign exchange contracts	—	1	—	1
Total assets at fair value	$643	$704	$—	$1,347
Liabilities:
Foreign exchange contracts	$—	$62	$—	$62
Total liabilities at fair value	$—	$62	$—	$62

	Fair Value Measurements at
	July 3, 2015
	Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$135	$—	$—	$135
Total cash equivalents	135	—	—	135
Short-term investments:
U.S. Treasury securities	—	50	—	50
U.S. Government agency securities	—	4	—	4
Commercial paper	—	109	—	109
Certificates of deposit	—	99	—	99
Total short-term investments	—	262	—	262
Long-term investments:
U.S. Treasury securities	—	237	—	237
U.S. Government agency securities	—	91	—	91
Total long-term investments	—	328	—	328
Total assets at fair value	$135	$590	$—	$725
Liabilities:
Foreign exchange contracts	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31
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
Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. For contracts that have a right of offset by its individual counterparties under master netting arrangements, the Company presents its foreign exchange contracts on a net basis by counterparty in the consolidated balance sheets. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates. For more information on the Company's foreign exchange contracts, see Note 8 to these condensed consolidated financial statements.
In the three months ended October 2, 2015, there were no transfers between levels. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.
8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. As of October 2, 2015, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three months ended October 2, 2015 and October 3, 2014.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of cost of revenue or operating expenses, depending on the nature of the underlying hedged item. All fair value hedges were determined to be effective as of October 2, 2015 and July 3, 2015. The changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three months ended October 2, 2015 and October 3, 2014.
As of October 2, 2015, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $50 million. In addition, as of October 2, 2015, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $1.0 billion and closed $1.0 billion in foreign exchange contracts during each of the three months ended October 2, 2015 and October 3, 2014. The fair value and balance sheet location of the Company's foreign exchange contracts as of October 2, 2015 and July 3, 2015 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	October 2, 2015		July 3, 2015		October 2, 2015		July 3, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$1	Other current assets	$—	Accrued expenses	$62	Accrued expenses	$31
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of October 2, 2015 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$2	$(1)	$1
Financial liabilities	(63)	1	(62)
Total derivative instruments	$(61)	$—	$(61)

The Company had a gross and net liability of $31 million related to its derivative instruments outstanding at July 3, 2015. There were no amounts offset due to master netting arrangements in place at July 3, 2015.
The impact on the condensed consolidated financial statements was as follows (in millions):

	Amount of Loss Recognized in Accumulated OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Three Months Ended		Three Months Ended	Three Months Ended
	October 2, 2015	October 3, 2014		October 2, 2015	October 3, 2014
Foreign exchange contracts	$(53)	$(22)	Cost of revenue	$28	$(4)
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three months ended October 2, 2015 and October 3, 2014.

9. Shareholders' Equity

Stock-Based Compensation Expense

The following table presents the Company's stock-based compensation and related tax benefit for the three months ended October 2, 2015 and October 3, 2014 (in millions):

	Three Months Ended		Three Months Ended
	October 2, 2015		October 3, 2014
	Expense	Tax Benefit	Expense	Tax Benefit
Options and ESPP	$19	$4	$19	$5
RSUs	23	6	20	5
Total	$42	$10	$39	$10

As of October 2, 2015, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $118 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.5 years.
For purposes of this footnote, references to RSUs include performance stock unit awards. As of October 2, 2015, the aggregate unamortized fair value of all unvested RSUs was $181 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 2.1 years.
Stock Option Activity

The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at July 3, 2015	6.8	$50.00
Granted	1.6	84.41
Exercised	(0.5)	29.49
Forfeited or expired	(0.1)	49.08
Options outstanding at October 2, 2015	7.8	$58.58	4.7	$201
Exercisable at October 2, 2015	3.6	$41.37	3.4	$149
Vested and expected to vest after October 2, 2015	7.6	$57.89	4.7	$201
Options granted during the three months ended October 2, 2015 had a weighted average fair value per share of $23.09. As of October 2, 2015, the Company had options outstanding to purchase an aggregate of 4.9 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $201 million at that date. During the three months ended October 2, 2015, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $27 million, determined as of the date of exercise, as compared to $86 million in the prior-year period.
RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at July 3, 2015	3.0	$73.80
Granted	1.2	84.39
Vested	(1.5)	62.14
Forfeited	(0.1)	81.55
RSUs outstanding at October 2, 2015	2.6	84.43
Expected to vest after October 2, 2015	2.5	$84.24
The fair value of each RSU is the market price of the Company’s stock on the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. The fair value of the shares underlying the RSU awards at the date of grant or assumption was $99 million for awards granted in the three months ended October 2, 2015. These amounts are being recognized to expense over the corresponding vesting periods.
SARs Activity
During the three months ended October 2, 2015, the Company recognized a $1 million benefit related to adjustments to fair market value as well as the vesting of stock appreciation rights ("SARs"), as compared to $4 million of expense in the prior-year period. There was no tax expense or benefit realized as a result of the aforementioned SARs benefit during the three months ended October 2, 2015, as compared to $1 million during the three months ended October 3, 2014. The Company's SARs will be settled in cash upon exercise. The Company had a total liability of $40 million related to SARs included in accrued expenses in the condensed consolidated balance sheet as of October 2, 2015. As of October 2, 2015, all SARs issued to employees were fully vested, and the fair values are now solely subject to market price fluctuations. As of October 2, 2015, 0.6 million SARs were outstanding with a weighted average exercise price of $7.89. There were no SARs granted during the three months ended October 2, 2015.
Stock Repurchase Program
The Company's Board of Directors previously authorized $5.0 billion for the repurchase of the Company's common stock and approved the extension of its stock repurchase program to February 3, 2020. The Company repurchased 0.7 million for a total cost of $60 million during the three months ended October 2, 2015. The remaining amount available to be purchased under the

Company’s stock repurchase program as of October 2, 2015 was $2.1 billion. Effective October 21, 2015, in connection with the Company's planned acquisition of SanDisk Corporation ("SanDisk"), the stock repurchase program has been suspended.
Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In the three months ended October 2, 2015, the Company declared a cash dividend of $0.50 per share to shareholders of record as of October 2, 2015, totaling $116 million, which was paid on October 15, 2015. Subsequent to October 2, 2015, on November 3, 2015, the Company declared a cash dividend of $0.50 per share of its common stock to shareholders of record as of January 1, 2016, which will be paid on January 15, 2016. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
Investment by Unisplendour Corporation Limited ("Unis")
On September 30, 2015, the Company announced that it had entered into an agreement with Unis and Unis Union Information System Ltd., a subsidiary of Unis ("Investor"), pursuant to which Investor will make a $3.8 billion equity investment in the Company (the "Unis Investment"). Under the terms of the agreement for the Unis Investment, Investor has agreed to purchase 40,814,802 shares of newly issued common stock of the Company at a price of $92.50 per share and has agreed to a five-year position standstill, voting restrictions, and a five-year lock-up on its shares, with a limited number becoming available for transfer each year. Following the closing of the investment, Unis will have the right to nominate one representative for election to the Company's Board of Directors, so long as Unis holds more than 10% of the issued and outstanding shares of the Company's common stock. The performance of Investor’s obligations pursuant to the agreement, including payment of the purchase price for the shares, is guaranteed by Unis. The closing of the Unis Investment is subject to clearance by the U.S. Committee on Foreign Investment in the United States ("CFIUS"), the receipt of requisite regulatory approvals, including clearance by U.S. antitrust authorities and certain Chinese regulatory approvals, approval of the transaction by shareholders of Unis and other customary closing conditions.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three months ended October 2, 2015 and October 3, 2014. The expected long-term rate of return on the Japanese plan assets is 2.5%.
The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	October 2, 2015	July 3, 2015
Benefit obligation	$239	$231
Fair value of plan assets	(193)	(185)
Unfunded status	$46	$46
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	October 2, 2015	July 3, 2015
Current liabilities	$1	$1
Non-current liabilities	45	45
Net amount recognized	$46	$46

The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three months ended October 2, 2015 and October 3, 2014. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $10 million in fiscal 2016.
11. Acquisitions
The condensed consolidated financial statements include the results of operations of acquired companies commencing after their respective acquisition dates.

Acquisition of Amplidata
On March 9, 2015, the Company acquired Amplidata NV (“Amplidata”), a developer of object storage software for public and private cloud data centers. As a result of the acquisition, Amplidata was fully integrated and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $267 million, consisting of $245 million funded with available cash at the time of the acquisition, $19 million related to the fair value of a previously-held cost method investment and $3 million related to the fair value of stock options assumed. The acquisition furthers the Company's strategy to expand into higher value data storage platforms and systems that address the growth in storage requirements in cloud data centers.
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
The $215 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from an ability to create HDD storage solutions leveraging the core software acquired and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to Amplidata was immaterial to the Company’s condensed consolidated financial statements for the three months ended October 2, 2015.
12. Employee Termination, Asset Impairment and Other Charges
The Company periodically incurs charges to realign its operations with anticipated market demand. The employee termination, asset impairment and other charges line item within the Company's condensed consolidated statements of income consisted of the following:

	Three Months Ended
	October 2, 2015	October 3, 2014
Employee termination benefits	$38	$8
Impairment of assets	8	1
Contract termination and other	10	—
Total	$56	$9
Impairment charges during the three months ended October 2, 2015 primarily relate to equipment.
The following table provides those amounts recorded as liabilities within the Company's condensed consolidated balance sheets:

	July 3, 2015	Accruals	Payments	October 2, 2015
Employee termination benefits	$10	$38	$(12)	$36

13. Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. Earlier adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the impact ASU 2015-16 will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. The Company is currently evaluating the impact ASU 2015-03 will have on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which amends the guidance in former Accounting Standards Codification Topic 605, "Revenue Recognition," to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of this ASU by one year. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which for the Company is the first quarter of fiscal 2019, and early adoption is permitted beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures.
14. Subsequent Events
Joint Venture
On November 9, 2015, the Company announced an agreement to form a joint venture with Unis to market and sell the Company's current data center storage systems in China and to develop data storage systems for the Chinese market in the future.  The joint venture will be 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd., and 49% by the Company.  The joint venture is expected to become operational by the fourth quarter of fiscal 2016, pending regulatory approvals.
Planned Acquisition of SanDisk
On October 21, 2015, the Company entered into an Agreement and Plan of Merger with SanDisk, a global leader in NAND flash storage solutions, pursuant to which a subsidiary of the Company will merge with and into SanDisk, with SanDisk surviving as a wholly owned subsidiary of the Company. The planned acquisition is primarily intended to deepen the Company's expertise in non-volatile memory and enable the Company to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.
The merger agreement values SanDisk’s outstanding common stock at a value of $86.50 per share, or a total equity value of approximately $18.9 billion, based on the volume weighted average price of the Company’s common stock for the five trading days ending on October 20, 2015. If the Unis Investment closes prior to the acquisition, the Company will pay $85.10 per share in cash and issue 0.0176 shares of its common stock per share of SanDisk’s common stock; and if the Unis Investment has not occurred or has been terminated, the Company will pay $67.50 per share in cash and issue 0.2387 shares of its common stock per share of SanDisk’s common stock. The above allocation between cash and shares of the Company’s common stock is subject to reallocation, at the Company’s election, if the amount of cash that SanDisk has available at the closing of the planned merger falls below certain thresholds.
The planned acquisition will be financed by a mix of cash, new debt financing and issuance of the Company’s common stock. In connection with the planned acquisition, the Company expects to enter into new debt facilities totaling $18.1 billion. The Company has received commitments for a $1 billion revolving credit facility, $3 billion in amortizing term loans, $6 billion in other term loans and $8.1 billion in secured and unsecured bridge facilities. The Company expects to issue approximately $5.1 billion in secured and unsecured notes in lieu of drawing the bridge facilities at close, with the balance of the bridge facilities to be repaid with available cash. The proceeds from the new debt facilities are expected to be used to pay part of the purchase price, refinance existing debt of both the Company and SanDisk and pay transaction related fees and expenses.
Consummation of the merger is subject to customary closing conditions, including without limitation: (i) the required approval by SanDisk shareholders and, if the Unis Investment has not occurred or has been terminated, approval by the Company’s shareholders; (ii) the expiration or early termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory clearance under certain foreign antitrust laws, including the European Union and China; and (iii) if the Unis Investment has not been terminated and is a “covered transaction” for CFIUS purposes, or if CFIUS otherwise requests or requires a filing with respect to the merger, the approval of CFIUS. In certain circumstances, a termination fee may be payable by either the Company or SanDisk upon termination of the transaction as more fully described in the merger agreement.
Ministry of Commerce of the People’s Republic of China (“MOFCOM”) Decision
In connection with the regulatory approval process of the Hitachi Global Storage Technologies Holdings Pte. Ltd. ("HGST") acquisition, which closed on March 8, 2012, the Company agreed to certain conditions required by MOFCOM, including adopting measures to maintain HGST as an independent competitor until MOFCOM agreed otherwise. Accordingly, since March 2012, the Company has operated its global business through two independent subsidiaries — HGST and WD. In March 2014, the Company submitted an application to MOFCOM to lift the condition it imposed on the Company to operate these businesses separately. On October 19, 2015, MOFCOM issued a decision in response to the Company’s application that permits the Company to integrate its HGST and WD subsidiaries, except that the Company committed to continue to maintain two sales teams that will separately offer products under the WD or HGST brands for two years from the date of the decision.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this information in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, contained in our Annual Report on Form 10-K for the year ended July 3, 2015.
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
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations concerning our planned acquisition of SanDisk Corporation (“SanDisk”);

•	expectations regarding the planned equity investment by Unisplendour Corporation Limited (“Unis”);

•	expectations regarding the integration of our HGST and WD subsidiaries following the decision by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) in October 2015;

•	expectations regarding the growth of digital data and demand for digital storage;

•	our plans to develop and invest in new products and expand into new storage markets and into emerging economic markets;

•	expectations regarding the PC market and the emergence of new storage markets for our products;

•	our quarterly cash dividend policy;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs; and

•	expectations regarding our debt financing plans.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Quarterly Report on Form 10-Q, and any of those made in our other reports filed with the Securities and Exchange Commission (the "SEC"). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
Our Company

We are a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our product portfolio includes hard disk drives (“HDDs”), solid state drives ("SSDs"), direct attached storage solutions, personal cloud network attached storage solutions, and public and private cloud data center storage solutions. HDDs are our principal products and are today’s primary storage medium for the vast majority of digital content, with the use of solid-state storage products growing rapidly. Our products are marketed under the HGST and WD brand names.
In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), operating results for Amplidata NV ("Amplidata"), which we acquired on March 9, 2015, are included in our operating results only after the date of acquisition.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal first quarters ended October 2, 2015 and October 3, 2014 consisted of 13 and 14 weeks, respectively. Fiscal 2015 was comprised of 53 weeks and ended on July 3, 2015. Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016.

Recent Developments

Joint Venture

On November 9, 2015, we announced an agreement to form a joint venture with Unis to market and sell our current data center storage systems in China and to develop data storage systems for the Chinese market in the future.  The joint venture will be 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd., and 49% by us.  The joint venture is expected to become operational by the fourth quarter of fiscal 2016, pending regulatory approvals.

Planned Acquisition of SanDisk

On October 21, 2015, we entered into an Agreement and Plan of Merger with SanDisk, a global leader in NAND flash storage solutions, pursuant to which a subsidiary of our company will merge with and into SanDisk, with SanDisk surviving as a wholly owned subsidiary of our company. The planned acquisition is primarily intended to deepen our expertise in non-volatile memory and enable us to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.

The merger agreement values SanDisk's outstanding common stock at a value of $86.50 per share, or a total equity value of approximately $18.9 billion, based on the volume weighted average price of our common stock for the five trading days ending on October 20, 2015. If the Unis Investment (see "Investment by Unis" below) closes prior to the acquisition, we will pay $85.10 per share in cash and issue 0.0176 shares of our common stock per share of SanDisk’s common stock; and if the Unis Investment has not occurred or has been terminated, we will pay $67.50 per share in cash and issue 0.2387 shares of our common stock per share of SanDisk’s common stock. The above allocation between cash and shares of our common stock is subject to reallocation, at our election, if the amount of cash that SanDisk has available at the closing of the planned merger falls below certain thresholds.

The planned acquisition will be financed by a mix of cash, new debt financing and issuance of our common stock. In connection with the planned acquisition, we expect to enter into new debt facilities totaling $18.1 billion. The proceeds from the new debt facilities are expected to be used to pay part of the purchase price, refinance existing debt of both our company and SanDisk and pay transaction related fees and expenses.

Consummation of the merger is subject to customary closing conditions, including without limitation: (i) the required approval by SanDisk shareholders and, if the Unis Investment has not occurred or has been terminated, approval by our shareholders; (ii) the expiration or early termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory clearance under certain foreign antitrust laws, including the European Union and China; and (iii) if the Unis Investment has not been terminated and is a “covered transaction” for U.S. Committee on Foreign Investment in the United States ("CFIUS") purposes, or if CFIUS otherwise requests or requires a filing with respect to the merger, the approval of CFIUS. In certain circumstances, a termination fee may be payable by either us or SanDisk upon termination of the transaction as more fully described in the merger agreement. The acquisition is expected to close in the first quarter of fiscal 2017.

MOFCOM Decision

In connection with the regulatory approval process of the Hitachi Global Storage Technologies Holdings Pte. Ltd. ("HGST") acquisition, which closed on March 8, 2012, we agreed to certain conditions required by MOFCOM, including adopting measures to maintain HGST as an independent competitor until MOFCOM agreed otherwise. Accordingly, since March 2012, we have operated our global business through two independent subsidiaries — HGST and WD. In March 2014, we submitted an application to MOFCOM to lift the condition it imposed on us to operate these businesses separately. On October 19, 2015, MOFCOM issued a decision in response to our application that permits us to integrate our HGST and WD subsidiaries, except that we committed to maintain two sales teams that will separately offer products under the WD or HGST brands for two years from the date of the decision. We began integration planning activities immediately following the MOFCOM decision and integration is expected to occur in phases through October 2017.

Investment by Unis

On September 30, 2015, we announced that we had entered into an agreement with Unis and Unis Union Information System Ltd., a subsidiary of Unis ("Investor"), pursuant to which Investor will make a $3.8 billion equity investment in our company (the "Unis Investment"). Under the terms of the agreement for the Unis Investment, Investor has agreed to purchase 40,814,802 shares of newly issued common stock at a price of $92.50 per share and has agreed to a five-year position standstill, voting restrictions, and a five-year lock-up on its shares, with a limited number becoming available for transfer each year. Following the closing of the investment, Unis will have the right to nominate one representative for election to our Board of Directors, so long as Unis holds more than 10% of the issued and outstanding shares of our common stock. The performance of Investor’s obligations pursuant to the agreement, including payment of the purchase price for the shares, is guaranteed by Unis. The closing of the Unis Investment is subject to clearance by CFIUS, the receipt of requisite regulatory approvals, including clearance by U.S. antitrust authorities and certain Chinese regulatory approvals, approval of the transaction by shareholders of Unis and other customary closing conditions. The investment is expected to close in the second or third quarter of fiscal 2016.
First Quarter Overview
For the quarter ended October 2, 2015, we believe that overall HDD industry shipments totaled approximately 119 million units, down 19% from the prior-year period and up 7% from the quarter ended July 3, 2015.
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars (in millions) and percentage of net revenue:

	Three Months Ended
	October 2, 2015		October 3, 2014
Net revenue	$3,360	100.0%	$3,943	100.0%
Gross profit	955	28.4	1,149	29.1
Total operating expenses	633	18.8	680	17.2
Operating income	322	9.6	469	11.9
Net income	283	8.4	423	10.7
The following is a summary of our financial performance for the first quarter of fiscal 2016:

•	Consolidated net revenue totaled $3.4 billion.

•	Net revenue derived from enterprise SSDs was $233 million as compared to $156 million in the prior-year period.

•	HDD shipments decreased 20% from the prior-year period to 51.7 million units.

•	Gross margin decreased to 28.4% as compared to 29.1% in the prior-year period.

•	Operating income decreased to $322 million as compared to $469 million in the prior-year period.

•	We generated $545 million in cash flow from operations and ended the quarter with $5.1 billion in cash and cash equivalents.

Results of Operations
Net Revenue

	Three Months Ended
(in millions, except percentages and average selling price)	October 2, 2015	October 3, 2014	Percentage Change
Net revenue	$3,360	$3,943	(15)%
Average selling price (per unit)*	$60	$58	3%
Revenues by Geography (%)
Americas	30%	27%
Europe, Middle East and Africa	21	21
Asia	49	52
Revenues by Channel (%)
OEM	67%	63%
Distributors	21	24
Retailers	12	13
Unit Shipments*
PC	27.5	39.7
Non-PC	24.2	25.0
Total units shipped	51.7	64.7	(20)%

*	Based on sales of HDD units only.
For the quarter ended October 2, 2015, net revenue was $3.4 billion, a decrease of 15% from the prior-year period. This decrease in revenue was primarily the result of a softer demand environment largely driven by a decline in PC markets, partially offset by an increase in the average selling price ("ASP") for HDDs due to changes in product mix. Total hard drive shipments decreased to 51.7 million units for the quarter ended October 2, 2015 as compared to 64.7 million units in the prior-year period. For the quarter ended October 2, 2015, the ASP for HDDs increased to $60 compared to the prior-year period ASP for HDDs of $58.
Changes in net revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For the three months ended October 2, 2015 and October 3, 2014, Hewlett-Packard Company accounted for approximately 13% and 11% of our net revenue, respectively.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. Generally, total sales incentive and marketing programs range from 7% to 11% of gross revenues per quarter. For the three months ended October 2, 2015, these programs represented 11% of gross revenues, as compared to 9% in the prior-year period. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.6% of quarterly gross revenue since the first quarter of fiscal 2014.

Gross Margin

	Three Months Ended
(in millions, except percentages)	October 2, 2015	October 3, 2014	Percentage Change
Net revenue	$3,360	$3,943	(15)%
Gross profit	955	1,149	(17)%
Gross margin	28.4%	29.1%
For the three months ended October 2, 2015, gross margin decreased to 28.4%, as compared to 29.1% for the prior-year period. This decrease in gross margin was primarily the result of a change in product mix.
Operating Expenses

	Three Months Ended
(in millions, except percentages)	October 2, 2015	October 3, 2014	Percentage Change
R&D expense	$385	$437	(12)%
SG&A expense	192	220	(13)%
Charges related to arbitration award	—	14	(100)%
Employee termination, asset impairment and other charges	56	9	522%
Total operating expenses	$633	$680
Research and development (“R&D”) expense was $385 million for the three months ended October 2, 2015, a decrease of $52 million from the prior-year period. This decrease was primarily the result of an additional week of operating expenses during the first fiscal quarter of the prior-year period and lower incentive compensation in the three months ended October 2, 2015 as compared to the prior-year period. As a percentage of net revenue, R&D expense was 11.5% in the three months ended October 2, 2015, as compared to 11.1% in the prior-year period.
Selling, general and administrative (“SG&A”) expense was $192 million for the three months ended October 2, 2015, a decrease of $28 million from the prior-year period. This decrease was primarily the result of an additional week of operating expenses during the first fiscal quarter of the prior-year period and lower incentive compensation in the three months ended October 2, 2015 as compared to the prior-year period. SG&A expense as a percentage of net revenue was 5.7% in the three months ended October 2, 2015, as compared to 5.6% in the prior-year period.

During the three months ended October 3, 2014, we recorded $14 million of interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate Technology LLC. In October 2014, we paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 2014. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
During the three months ended October 2, 2015, we recorded employee termination, asset impairment and other charges of $56 million in order to realign our operations with anticipated market demand, as compared to $9 million in the prior-year period. For additional information, refer to Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Other Income (Expense)
Other expense, net for the three months ended October 2, 2015 was $8 million, as compared to $9 million in the prior-year period. This decrease was a result of a slight increase in interest and other income due to a higher average daily invested cash balance, as compared to the prior-year period. Interest and other expense remained flat compared to the prior-year period.
Income Tax Provision
Our income tax provision for the three months ended October 2, 2015 was $31 million, as compared to $37 million in the prior-year period. This decrease was primarily a result of lower income before income taxes. The differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2025 and the current year generation of income tax credits. For additional information, refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We ended the first quarter of fiscal 2016 with total cash and cash equivalents of $5.1 billion. The following table summarizes our statements of cash flows (in millions):

	Three Months Ended
	October 2, 2015	October 3, 2014
Net cash flow provided by (used in):
Operating activities	$545	$827
Investing activities	(273)	(126)
Financing activities	(215)	(346)
Net increase in cash and cash equivalents	$57	$355
Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend, and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
As discussed above under Recent Developments, in connection with our planned acquisition of SanDisk, we expect to enter into new debt facilities totaling $18.1 billion. We have received commitments for a $1.0 billion revolving credit facility, $3.0 billion in amortizing term loans, $6.0 billion in other term loans and $8.1 billion in secured and unsecured bridge facilities. We expect to issue approximately $5.1 billion in secured and unsecured notes in lieu of drawing the bridge facilities at close, with the balance of the bridge facilities to be repaid with available cash. The proceeds from the new debt facilities are expected to be used to pay a portion of the purchase price for our planned acquisition of SanDisk, refinance existing debt of both our company and SanDisk and pay transaction related fees and expenses. Also as discussed above under Recent Developments, on September 29, 2015, we entered into an agreement with Unis under which a subsidiary of Unis will make a $3.8 billion equity investment in our company, which we expect will close in the second or third quarter of fiscal 2016.
A total of $4.5 billion and $4.3 billion of our cash and cash equivalents was held outside of the United States as of October 2, 2015 and July 3, 2015, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or dividends to our shareholders pursuant to our quarterly cash dividend policy. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $545 million during the three months ended October 2, 2015 as compared to $827 million provided by operating activities in the prior-year period. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. The decline in cash provided by operating activities compared to the prior-year period was primarily attributable to the lower net income in the current period. Net cash used by working capital changes was $27 million for the three months ended October 2, 2015 as compared to $61 million provided by working capital changes in the prior-year period.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	October 2, 2015	October 3, 2014
Days sales outstanding	44	48
Days in inventory	48	45
Days payables outstanding	(68)	(71)
Cash conversion cycle	24	22
For the three months ended October 2, 2015, our days sales outstanding (“DSOs”) decreased by 4 days, days in inventory (“DIOs”) increased by 3 days, and days payable outstanding (“DPOs”) decreased by 3 days compared to the prior year period. Changes in DSOs are generally due to both the linearity of shipments and the sale of trade receivables in connection with our factoring agreement. Changes in DIOs are generally related to the timing of inventory builds. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Net cash used in investing activities for the three months ended October 2, 2015 was $273 million as compared to $126 million used in investing activities in the prior-year period. Net cash used in investing activities for the three months ended October 2, 2015 consisted of $236 million related to the purchase of investments, $151 million of capital expenditures and a net $10 million of other investing activities, partially offset by $124 million of proceeds from sales and maturities of investments. Net cash used in investing activities for the three months ended October 3, 2014 consisted of $160 million of capital expenditures, $120 million related to the purchase of investments and a net $12 million of other investing activities, offset by $166 million of proceeds from sales and maturities of investments.
Financing Activities
Net cash used in financing activities for the three months ended October 2, 2015 was $215 million as compared to $346 million used in financing activities in the prior-year period. Net cash used in financing activities for the three months ended October 2, 2015 consisted of $115 million used to pay dividends on our common stock, $60 million used to repurchase shares of our common stock, $31 million used to make principal payments on the term loan facility and a net $9 million used by employee stock plans. Net cash used in financing activities for the three months ended October 3, 2014 consisted of $223 million used to repurchase shares of our common stock, $31 million used to make principal payments on the term loan and $94 million used to pay dividends on our common stock, offset by a net $2 million provided by employee stock plans.
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

Contractual Obligations and Commitments
Debt — As of October 2, 2015, we had $255 million outstanding on our revolving credit facility and $2.3 billion outstanding on our term loan facility. We are required to make quarterly principal payments on the term loan facility totaling $125 million for the remainder of fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. As of October 2, 2015, under our credit agreement, we were in compliance with all covenants. In connection with our planned acquisition of SanDisk, we expect to enter into debt facilities totaling $18.1 billion, including a $1.0 billion revolving credit facility. The proceeds from the debt facilities are expected to be used to pay a portion of the purchase price for our planned acquisition of SanDisk, refinance existing debt of both our company and SanDisk and pay transaction-related fees and expenses. For additional information on our outstanding debt, refer to Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended July 3, 2015, for further discussion of our purchase orders and purchase agreements and the associated dollar amounts. See Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with these commitments.
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
Unrecognized Tax Benefits — As of October 2, 2015, the amount of unrecognized tax benefits was $360 million, of which $299 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.

Stock Repurchase Program — Our Board of Directors previously authorized a stock repurchase program. Effective October 21, 2015, in connection with our planned acquisition of SanDisk, we suspended this stock repurchase program. For additional information, refer to Part II, Item 2, Issuer Purchases of Equity Securities in this Quarterly Report on Form 10-Q.
Cash Dividend Policy — During the three months ended October 2, 2015, we declared a cash dividend of $0.50 per share of our common stock to shareholders of record as of October 2, 2015, totaling $116 million, which we paid on October 15, 2015. Subsequent to October 2, 2015, on November 3, 2015, we declared a cash dividend of $0.50 per share of our common stock to shareholders of record as of January 1, 2016, which will be paid on January 15, 2016. We may modify, suspend or cancel our cash dividend policy in any manner and at any time. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
We have prepared the unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended July 3, 2015. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 3, 2015 for a discussion of our critical accounting policies and estimates.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, refer to Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of October 2, 2015, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains (Losses)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$154	$120.50	$1
Malaysian Ringgit	$146	$3.84	$(16)
Philippine Peso	$51	$45.92	$(1)
Singapore Dollar	$42	$1.38	$(1)
Thai Baht	$654	$34.59	$(33)
Fair value hedges:
British Pound Sterling	$(6)	$0.66	$—
Euro	$(16)	$0.90	$—
Japanese Yen	$76	$119.72	$—
Philippine Peso	$32	$46.73	$—
Singapore Dollar	$12	$1.39	$—
Thai Baht	$52	$36.49	$—

*	Expressed in units of foreign currency per U.S. dollar.

During the three months ended October 2, 2015, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk

Borrowings under our credit agreement bear interest at a rate equal to, at our option, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $25 million annually. For additional information on our credit agreement, see Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

There has been no change in our internal control over financial reporting during the first fiscal quarter ended October 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
The business, financial condition and operating results of our company can be affected by a number of risks and uncertainties, whether currently known or unknown, any one or more of which could, directly or indirectly, cause our company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. The risks and uncertainties discussed below are not the only ones facing our business, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2015. Other than the addition of the risk factors below under the section titled “Risks Related to Our Planned Acquisition of SanDisk, the Planned Investment by Unis and Integration of Our HGST Acquisition,” we do not believe any of the changes constitute material changes to the risk factors previously disclosed in such prior Annual Report on Form 10-K.
Risks Related to Our Planned Acquisition of SanDisk, the Planned Investment by Unis and Integration of Our HGST Acquisition
The failure to complete our planned acquisition of SanDisk, in a timely manner or at all, may adversely affect our business and our stock price.
Our and SanDisk’s obligations to consummate our planned acquisition of SanDisk are subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the approval of the merger agreement by the shareholders of SanDisk and, if the planned Unis Investment has not closed or has been terminated, approval by our shareholders; (ii) the expiration or early termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory clearance under certain foreign antitrust laws, including the European Union and China; (iii) the absence of (A) any order prohibiting the merger or (B) the enactment of any law that makes consummation of the merger illegal; (iv) subject to certain exceptions, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement; (v) if the planned Unis Investment has not been terminated and is a “covered transaction” for CFIUS purposes, or if CFIUS otherwise requests or requires a filing with respect to the planned merger with SanDisk, the approval of CFIUS; and (vi) the absence of any material adverse effect on SanDisk or our company since the date of the merger agreement that is continuing. We cannot provide assurance that the conditions to the completion of the planned acquisition of SanDisk will be satisfied in a timely manner or at all. In addition, other factors, such as our ability to obtain the debt financing we need to consummate the planned acquisition of SanDisk, may affect when and whether the merger will occur. If our planned acquisition of SanDisk is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the planned acquisition. Furthermore, if the planned acquisition of SanDisk is not completed and the merger agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•
we could be required to pay a termination fee to SanDisk of approximately: (A) $1.06 billion if the acquisition is not consummated by October 21, 2016 or, if extended pursuant to the terms of the merger agreement, January 21, 2017, or is enjoined or otherwise prohibited, in each case due to the failure to obtain certain required U.S. or foreign antitrust clearances; (B) $184 million if the planned Unis Investment has not closed or has been terminated and our company’s shareholders fail to approve the issuance of shares of its common stock pursuant to the merger; and (C) $553 million if the merger agreement is terminated under certain other specified circumstances described in the merger agreement;

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

•	we may be subject to legal proceedings related to the acquisition or the failure to complete the acquisition;

•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, suppliers, joint development partners and employees, may continue or intensify in the event the merger is not consummated.

Uncertainty about our planned acquisition of SanDisk may adversely affect our business and stock price, whether or not the planned acquisition is completed.
We are subject to risks in connection with the announcement and pendency of our planned acquisition of SanDisk, including the pendency and outcome of any legal proceedings against us, our directors and others relating to the planned acquisition and the risks from possibly foregoing opportunities we might otherwise pursue absent the planned acquisition of SanDisk. Furthermore, uncertainties about the planned acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management, sales, marketing, engineering, technical and other personnel.
In addition, in response to the announcement of our planned acquisition of SanDisk, our existing or prospective customers, suppliers or joint development partners may:

•	delay, defer or cease purchasing goods or services from or providing goods or services to us;

•	delay or defer other decisions concerning us, or refuse to extend credit to us;

•	cease further joint development activities; or

•	otherwise seek to change the terms on which they do business with us.

While we are attempting to address these risks through communications with our existing and prospective customers, suppliers or joint development partners, they may be reluctant to purchase our products, supply us with goods and service or continue joint development due to the potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the planned acquisition of SanDisk.
We may fail to realize the benefits expected from our planned acquisition of SanDisk, which could adversely affect our stock price.

Our planned acquisition of SanDisk, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the planned acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and SanDisk, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the planned acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the planned acquisition of SanDisk will depend, in part, on our ability to integrate the business and operations of SanDisk successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	successfully managing relationships with our combined supplier and customer base;

•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	consolidating and integrating corporate, information technology, finance and administrative infrastructures and integrating and harmonizing business systems;

•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;

•	limitations prior to the completion of the acquisition on the ability of management of our company and of SanDisk to conduct planning regarding the integration of the two companies;

•	the increased scale and complexity of our operations resulting from the acquisition;

•	retaining key employees of our company and SanDisk;

•	obligations that we will have to counterparties of SanDisk that arise as a result of the change in control of SanDisk; and

•	minimizing the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of SanDisk, then we may not achieve the anticipated benefits of the acquisition of SanDisk and our revenue, expenses, operating results and financial condition could be materially adversely affected.
The acquisition of SanDisk may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.
The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of SanDisk. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the acquisition could decline to the extent the combined company’s financial results are materially affected by any of these events.
The regulatory approvals required in connection with our planned acquisition of SanDisk may not be obtained or may contain materially burdensome conditions.
Completion of our planned acquisition of SanDisk is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the planned acquisition or reducing the anticipated benefits of the planned acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the planned acquisition, the business and results of operations of the combined company may be adversely affected.

The use of cash and incurrence of substantial indebtedness in connection with the financing of our planned SanDisk acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our planned acquisition of SanDisk will be financed in part by the use of our cash on hand and the incurrence of a significant amount of indebtedness. As of October 2, 2015, we had approximately $5.1 billion of cash and cash equivalents, approximately $350 million of short-term investments, approximately $356 million of long-term investments and approximately $2.5 billion of total debt outstanding. In connection with the planned acquisition, we expect to enter into new debt facilities totaling $18.1 billion. The proceeds from the new debt facilities are expected to be used to pay part of the purchase price, refinance existing debt of both our company and SanDisk and pay transaction related fees and expenses. The use of cash on hand and indebtedness to finance the acquisition will reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans. We expect that the agreements we will enter into with respect to the indebtedness we will incur to finance the planned acquisition will contain restrictive covenants, including financial covenants requiring us to maintain specified financial ratios and limitations on our ability to incur additional liens and indebtedness or to pay dividends and make certain investments. Our ability to comply with these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.
Because of high debt levels, we may not be able to service our debt obligations in accordance with their terms after the completion of the planned acquisition of SanDisk.
Our ability to meet our expense and debt service obligations contained in the agreements we expect to enter into with respect to the indebtedness we will incur to finance the planned acquisition will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, customer preferences, the success of our products and pressure from competitors. Should our revenues decline after the planned acquisition of SanDisk, we may not be able to generate sufficient cash flow to pay our debt service obligations when due. If we are unable to meet our debt service obligations after the planned acquisition or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs or at all. If we were able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our shareholders. Our inability to refinance our debt could have a material adverse effect on our business, financial conditions or operating results after the planned acquisition.
The failure to complete the planned equity investment by Unis, in a timely manner or at all, may adversely affect our business and our stock price.
The closing of our planned issuance of additional shares of our common stock to a subsidiary of Unis in connection with Unis’s $3.8 billion equity investment in us is subject to certain closing conditions, including (i) clearance by CFIUS, (ii) the receipt of requisite regulatory approvals, including clearance by U.S. antitrust authorities and certain Chinese regulatory approvals, including clearance by MOFCOM, the Ministry of Education of the People’s Republic of China, the National Development and Reform Commission of the People’s Republic of China and the State Administration of Foreign Exchange of the People’s Republic of China, and (iii) approval of the transaction by Unis shareholders. We cannot provide assurance that these conditions to the completion of the planned Unis Investment will be satisfied in a timely manner or at all. If the planned Unis Investment is not completed, our share price could fall to the extent that our current price reflects an assumption that the transaction will be completed. Furthermore, if the planned equity investment is not completed, the proceeds of the investment will not be available to us to strengthen our balance sheet, provide financial flexibility or pursue long-term strategic growth initiatives, including the planned acquisition of SanDisk, which could adversely affect our business, results of operations and share price. In that event, we would be required to issue additional shares of our common stock to finance a portion of the purchase price for our planned acquisition of SanDisk. See “The issuance of shares of our common stock in connection with the planned investment by Unis and our planned acquisition of SanDisk, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.”

The issuance of shares of our common stock in connection with the planned investment by Unis and our planned acquisition of SanDisk, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.
We will issue additional shares of our common stock to a subsidiary of Unis in connection with Unis’s $3.8 billion equity investment in us, comprising approximately 15% of our issued and outstanding shares of common stock (based on the number of shares of our common stock outstanding on September 25, 2015, as adjusted for the issuance of shares to the subsidiary of Unis in connection with the equity investment). Our planned acquisition of SanDisk will be financed in part by the issuance of additional shares of our common stock to shareholders of SanDisk, comprising approximately 1.6% of our issued and outstanding shares of common stock (if the planned Unis Investment closes prior to our planned acquisition of SanDisk), or approximately 22.2% of our issued and outstanding shares of common stock (if the planned Unis Investment has not closed or has been terminated), based on the number of issued and outstanding shares of our common stock on October 2, 2015 and SanDisk’s estimated fully diluted shares of common stock outstanding on June 30, 2016. These issuances of additional shares of our common stock will dilute your ownership interest in our company, and you will have a reduced ownership and voting interest in our company following the completion of either or both of these transactions.
In addition, following the planned acquisition of SanDisk, we may from time to time seek to refinance the substantial indebtedness we will incur to finance the acquisition by issuing additional shares of our common stock in one or more securities offerings. These securities offerings by us may dilute our existing shareholders, reduce the value of our common stock, or both. Because our decision to issue securities will depend on, among other things, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future securities offerings. Thus, holders of our common stock bear the risk of our future offerings diluting and/or reducing the value of our common stock.
If we are unable to successfully integrate the business and operations of HGST, our business and financial condition may be adversely affected.
In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by MOFCOM, including adopting measures to keep HGST as an independent competitor until MOFCOM agreed otherwise. On October 19, 2015, MOFCOM announced that it had made a decision allowing us to integrate substantial portions of our HGST and WD subsidiaries, provided that we continue to offer both HGST and WD product brands and maintain separate sales teams for two years from the date of the decision.
As a result of MOFCOM’s decision, we immediately began planning for the integration of the substantial portions of our HGST and WD subsidiaries that we are now allowed to integrate (including corporate functions, research and development, heads and media operations, engineering and manufacturing). We expect the integration will occur in phases over the next 24 months. Our integration efforts during this time may involve significant management time and create uncertainty for employees and customers, and delays in the process could have a material adverse effect on our business, results of operations and financial condition. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our company’s ongoing business or in unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Additionally, the integration of the operations of our HGST and WD subsidiaries may also increase the risk that our internal controls are found to be ineffective. Further, until we are able to begin combining our HGST and WD product brands and sales teams on October 19, 2017, we will continue to incur additional costs to maintain separate brands and sales teams. These additional costs, any delay in the integration process and any higher than expected integration costs or other integration issues could adversely affect our ability to achieve the full operating expense synergies we expect from integration of the businesses of our HGST and WD subsidiaries, which could harm our business and financial condition.
Risks Related to Our Business
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
Sales of computer systems, storage subsystems, gaming consoles and consumer electronics ("CE") tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for our products. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially as a result of the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

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
The secular growth of digital data has resulted in a more diversified mix of revenue from the CE, cloud computing, NAS, surveillance and enterprise markets. As sales into these markets have become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our inability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, these markets may be adversely affected by the following:

•
Mobile Devices. There has been and continues to be a rapid growth in devices that do not contain a hard drive such as tablet computers and smart phones. As tablet computers and smart phones provide many of the same capabilities as PCs, they have displaced or materially affected, and we expect will continue to displace or materially affect, the demand for PCs. If we are not successful in adapting our product offerings to include disk drives or alternative storage solutions that address these devices, including through completion of the planned acquisition of SanDisk, demand for our products in these markets may decrease and our financial results could be materially adversely affected.

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
Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels. We must successfully respond to the rapid change away from traditional advertising media, marketing and sales methods to the use of Internet media and advertising, particularly social media, and online sales, or our brand and retail sales could be negatively affected. Adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD or HGST™ brand products, our operating results may be adversely affected.
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
During the quarter ended October 2, 2015, 48% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broad range of storage products to our customers. We currently offer a variety of 3.5-inch and 2.5-inch hard drives, solid state drives and systems and other products for the PC, enterprise, data center and other storage markets. As we expand our product lines to sell into new markets, such as our recent entry into active archive systems and particularly following our planned acquisition of SanDisk, the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in research and development expenses and substantial investments in manufacturing capability or technology enhancements. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.
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
Please also see the section above titled “Risks Related to Our Planned Acquisition of SanDisk, the Planned Investment by Unis and Integration of Our HGST Acquisition.”

Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.
We have entered into strategic relationships with various partners to reduce the risk associated with relying on external suppliers for technologies, components, equipment and materials for use in our product design and manufacturing. Please see the risk factor entitled “Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results,” for a further description of the risks associated with our reliance on external suppliers. We have also entered into a strategic relationship with Unis to accelerate sales growth of our data center storage systems in China. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners’ interests or we may not be able to agree with co-venturers on ongoing activities, or on the amount, timing or nature of further investments in the relationship;

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

If our strategic relationships are unsuccessful or there are unanticipated changes in, or termination of, our strategic relationships, our business, results of operations or financial condition may be adversely affected.

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
The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims and other types of litigation. Intellectual property risks increase when we enter into new markets where we have little or no intellectual property protection as a defense against litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. As disclosed in Part I, Item 1, Note 5 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, in relation to our litigation matter with Seagate, on October 8, 2014, the Minnesota Supreme Court affirmed the decision of the Minnesota Court of Appeals, and as a result on October 14, 2014, we paid Seagate $773.4 million to satisfy the full amount of the final arbitration award plus interest accrued through October 13, 2014.
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
In August 2012, the SEC adopted rules establishing diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. These rules require us to determine and report annually whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. To the extent that proposed conflict minerals legislation is adopted by the European Commission or Canada, these risks could increase.
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

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price for our common stock to decline.

We may modify, suspend or cancel our cash dividend policy in any manner and at any time. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends are reduced or discontinued, our failure or inability to resume paying cash dividends at historical levels could cause the market price of our common stock to decline.
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
We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received Notice of Proposed Adjustments seeking certain adjustments to income as disclosed in Part I, Item 1, Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report, other than as reported in our Current Report on Form 8-K filed with the SEC on September 30, 2015 about the Unis Investment.
Issuer Purchases of Equity Securities
The following table provides information about repurchases by us of shares of our common stock during the quarter ended October 2, 2015:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Jul. 4, 2015—Jul. 31, 2015	0.2	$78.77	0.2	$2,184
Aug. 1, 2015—Aug. 28, 2015	0.5	$85.30	0.5	$2,164
Aug. 29, 2015—Oct. 2, 2015	—	$—	—	$2,124
Total	0.7		0.7	$2,124

(1)
Our Board of Directors previously authorized $5.0 billion for the repurchase of our common stock and approved the extension of our stock repurchase program to February 3, 2020. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. Effective October 21, 2015, in connection with our planned acquisition of SanDisk, the stock repurchase program has been suspended.

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

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 29, 2015, by and among Unis Union Information System Ltd., Unisplendour Corporation Limited and Western Digital Corporation†
2.2
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 14, 2013 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2013)

10.1
Western Digital Corporation Incentive Compensation Plan, as Amended and Restated August 5, 2015 (Filed as Exhibit 10.1.8 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 21, 2015)*

10.2
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement for Mark Long, dated September 17, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

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
Date: November 9, 2015