Form 10-Q
period 2016-01-01
WESTERN DIGITAL CORP
filed 2016-02-10
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on February 8, 2016, 232,770,151 shares of common stock, par value $.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	January 1, 2016	July 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,363	$5,024
Short-term investments	497	262
Accounts receivable, net	1,650	1,532
Inventories	1,238	1,368
Other current assets	200	331
Total current assets	8,948	8,517
Property, plant and equipment, net	2,801	2,965
Goodwill	2,766	2,766
Other intangible assets, net	292	332
Other non-current assets	659	601
Total assets	$15,466	$15,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,806	$1,881
Accrued expenses	505	470
Accrued compensation	315	330
Accrued warranty	144	150
Accrued arbitration award	32	—
Revolving credit facility	255	255
Current portion of long-term debt	188	156
Total current liabilities	3,245	3,242
Long-term debt	2,062	2,156
Other liabilities	602	564
Total liabilities	5,909	5,962
Commitments and contingencies (Notes 4, 5, and 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 232 and 230 shares, respectively	3	3
Additional paid-in capital	2,421	2,428
Accumulated other comprehensive loss	(8)	(20)
Retained earnings	9,407	9,107
Treasury stock — common shares at cost; 29 and 31 shares, respectively	(2,266)	(2,299)
Total shareholders’ equity	9,557	9,219
Total liabilities and shareholders’ equity	$15,466	$15,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Revenue, net	$3,317	$3,888	$6,677	$7,831
Cost of revenue	2,411	2,778	4,816	5,572
Gross profit	906	1,110	1,861	2,259
Operating expenses:
Research and development	389	426	774	863
Selling, general and administrative	207	164	399	384
Charges related to arbitration award	32	1	32	15
Employee termination, asset impairment and other charges	27	53	83	62
Total operating expenses	655	644	1,288	1,324
Operating income	251	466	573	935
Other income (expense):
Interest and other income	6	4	11	8
Interest and other expense	(13)	(12)	(26)	(25)
Total other expense, net	(7)	(8)	(15)	(17)
Income before income taxes	244	458	558	918
Income tax expense (benefit)	(7)	20	24	57
Net income	$251	$438	$534	$861
Income per common share:
Basic	$1.08	$1.88	$2.31	$3.70
Diluted	$1.07	$1.84	$2.28	$3.60
Weighted average shares outstanding:
Basic	232	233	231	233
Diluted	234	238	234	239
Cash dividends declared per share	$0.50	$0.40	$1.00	$0.80
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Net income	$251	$438	$534	$861
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on foreign exchange contracts	38	(18)	13	(44)
Net unrealized loss on available-for-sale securities	(2)	—	(1)	—
Other comprehensive income (loss), net of tax	36	(18)	12	(44)
Total comprehensive income	$287	$420	$546	$817
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	January 1, 2016	January 2, 2015
Operating Activities
Net income	$534	$861
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	488	579
Stock-based compensation	79	80
Deferred income taxes	15	31
Gain from insurance recovery	—	(37)
Loss on disposal of assets	6	12
Non-cash portion of employee termination, asset impairment and other charges	18	19
Changes in:
Accounts receivable, net	(118)	109
Inventories	127	(56)
Accounts payable	(58)	94
Accrued arbitration award	32	(758)
Accrued expenses	35	70
Accrued compensation	(15)	(9)
Other assets and liabilities, net	—	75
Net cash provided by operating activities	1,143	1,070
Investing Activities
Purchases of property, plant and equipment	(300)	(306)
Proceeds from sale of property, plant and equipment	—	7
Proceeds from sales and maturities of investments	266	630
Purchases of investments	(408)	(595)
Acquisitions, net of cash acquired	—	(6)
Other investing activities, net	(12)	16
Net cash used in investing activities	(454)	(254)
Financing Activities
Issuance of stock under employee stock plans	54	112
Taxes paid on vested stock awards under employee stock plans	(44)	(59)
Excess tax benefits from employee stock plans	(6)	11
Repurchases of common stock	(60)	(532)
Dividends paid to shareholders	(231)	(187)
Repayment of debt	(63)	(63)
Net cash used in financing activities	(350)	(718)
Net increase in cash and cash equivalents	339	98
Cash and cash equivalents, beginning of period	5,024	4,804
Cash and cash equivalents, end of period	$5,363	$4,902
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$21	$(45)
Cash paid for interest	$22	$23
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$116	$93
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
The Company's fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal year with the foregoing policy. The Company's fiscal second quarters ended January 1, 2016 and January 2, 2015 both consisted of 13 weeks. The six months ended January 1, 2016 and January 2, 2015 consisted of 26 and 27 weeks, respectively. Fiscal 2016 will be comprised of 52 weeks and will end on July 1, 2016. Fiscal year 2015 was comprised of 53 weeks and ended on July 3, 2015.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Accounts Receivable
From time to time, in connection with a factoring agreement, the Company sells trade accounts receivable without recourse to a third party purchaser in exchange for cash. The Company did not sell trade accounts receivable during the three months ended January 1, 2016. During the six months ended January 1, 2016, the Company sold trade accounts receivable and received cash proceeds of $200 million. The Company did not sell trade accounts receivable during the three and six months ended January 2, 2015. The discounts on the sales of trade accounts receivable were not material and were recorded within interest and other expense in the condensed consolidated statements of income.
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	January 1, 2016	July 3, 2015
	(in millions)
Inventories:
Raw materials and component parts	$130	$168
Work-in-process	474	500
Finished goods	634	700
Total inventories	$1,238	$1,368
Property, plant and equipment:
Property, plant and equipment	$8,716	$8,604
Accumulated depreciation	(5,915)	(5,639)
Property, plant and equipment, net	$2,801	$2,965
Other intangible assets:
Other intangible assets	$1,018	$1,008
Accumulated amortization	(726)	(676)
Other intangible assets, net	$292	$332

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

	Three Months Ended		Six Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Warranty accrual, beginning of period	$218	$201	$221	$182
Charges to operations	43	50	88	99
Utilization	(40)	(44)	(94)	(93)
Changes in estimate related to pre-existing warranties	4	16	10	35
Warranty accrual, end of period	$225	$223	$225	$223
The long-term portion of the warranty accrual classified in other liabilities was $81 million as of January 1, 2016 and $71 million as of July 3, 2015.
Investments
The following tables summarize, by major type, the fair value and cost basis of the Company’s investments (in millions):

	January 1, 2016
	Cost Basis	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$306	$(1)	$305
U.S. Government agency securities	116	—	116
Commercial paper	50	—	50
Certificates of deposit	260	—	260
Total	$732	$(1)	$731

	July 3, 2015
	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$287	$—	$287
U.S. Government agency securities	95	—	95
Commercial paper	109	—	109
Certificates of deposit	99	—	99
Total	$590	$—	$590

The fair value of the Company’s investments classified as available-for-sale securities at January 1, 2016, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year (short-term investments):	$497	$497
Due in one to five years (included in other non-current assets):	235	234
Total	$732	$731

The Company determined no available-for-sale securities were other-than-temporarily impaired during the three and six months ended January 1, 2016 and January 2, 2015. For more information on the Company's available-for-sale securities, see Note 7 to these condensed consolidated financial statements.
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the condensed consolidated balance sheets and were not material to the condensed consolidated financial statements as of January 1, 2016 and July 3, 2015.
Joint Venture
In November 2015, the Company entered into an agreement to form a joint venture with Unisplendour Corporation Limited ("Unis") to market and sell the Company's current data center storage systems in China and to develop data storage systems for the Chinese market in the future.  The joint venture will be 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd., and 49% by the Company.
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive income (loss), net of tax refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The income tax impact on components of other comprehensive income is immaterial for all periods presented.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended January 1, 2016 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Unrealized Loss on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2015	$5	$(25)	$—	$(20)
Other comprehensive loss before reclassifications	—	(40)	—	(40)
Amounts reclassified from accumulated other comprehensive income (loss)	—	53	(1)	52
Net current-period other comprehensive income (loss)	—	13	(1)	12
Balance at January 1, 2016	$5	$(12)	$(1)	$(8)
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended January 2, 2015 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 27, 2014	$7	$5	$—	$12
Other comprehensive loss before reclassifications	—	(57)	—	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13	—	13
Net current-period other comprehensive loss	—	(44)	—	(44)
Balance at January 2, 2015	$7	$(39)	$—	$(32)

3. Income per Common Share
The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) and pursuant to awards of restricted stock units (“RSUs”).
The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Net income	$251	$438	$534	$861
Weighted average shares outstanding:
Basic	232	233	231	233
Employee stock options and other	2	5	3	6
Diluted	234	238	234	239
Income per common share:
Basic	$1.08	$1.88	$2.31	$3.70
Diluted	$1.07	$1.84	$2.28	$3.60
Anti-dilutive potential common shares excluded*	6	1	4	2

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
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
The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. As of January 1, 2016, the revolving credit facility had a variable interest rate of 1.7% and an outstanding balance of $255 million. The revolving credit facility was classified within current liabilities as of January 1, 2016 as the Company intended to repay the borrowings within the next 12 months. The Company repaid the $255 million outstanding balance under the revolving credit facility on January 15, 2016. As of January 1, 2016, the term loan facility had a variable interest rate of 1.7% and a remaining outstanding balance of $2.3 billion. The Company is required to make quarterly principal payments on the term loan facility totaling $94 million for the remainder of fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.
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
Seagate Matter
In October 2006, Seagate Technology LLC (“Seagate”) brought an action against the Company and a now former employee, alleging misappropriation of confidential information and trade secrets. In January 2012, an arbitrator issued a final award against the Company, including pre-award interest, of $630.4 million. The matter was appealed and, in October 2014, the Minnesota Supreme Court upheld the arbitrator’s award. In October 2014, the Company paid Seagate $773.4 million to satisfy the final arbitration award and interest accrued through October 2014. This amount was paid by one of the Company’s foreign subsidiaries using cash held outside of the United States.
Seagate disputed the method the Company used for calculating post-award interest and contended that the Company owed Seagate approximately $29 million in additional interest. The Company denied Seagate’s contention. In April 2015, the District Court declared that all amounts due and owing from the Company to Seagate had been paid, and a corresponding judgment was entered. In May 2015, Seagate appealed the decision and judgment to the Minnesota Court of Appeals. On January 25, 2016, the Minnesota Court of Appeals reversed the District Court’s decision, determined that Seagate is owed additional post-award interest, and directed the District Court to enter judgment in accordance with its opinion. The Company has no automatic right to appeal and, on January 27, 2016, the Company paid the additional post-award interest, which was not material to the Company’s financial position, results of operations or cash flows. The additional post-award interest was paid by one of the Company’s foreign subsidiaries using cash held outside of the United States. The Company and Seagate have signed and filed with the court a stipulation of dismissal with prejudice resolving this matter.
SanDisk Matters
In November 2015, plaintiffs filed two putative class action complaints in the Superior Court of the State of California, County of Santa Clara, challenging the Agreement and Plan of Merger the Company entered into with SanDisk Corporation (“SanDisk”) on October 21, 2015 (the “Merger Agreement”). The complaints allege, among other things, that the members of the SanDisk board breached their fiduciary duties to SanDisk’s shareholders by agreeing to sell SanDisk for inadequate consideration, failing to properly value SanDisk, agreeing to inappropriate deal protection provisions that may inhibit other bidders from coming forward with a superior offer, not protecting against alleged conflicts of interest resulting from the SanDisk directors’ own interrelationships or connection with the proposed transaction, and failing to disclose all material information regarding the proposed transaction.  The complaints also allege that the Company aided and abetted the SanDisk board members’ breaches of their fiduciary duties.  The plaintiffs seek injunctive relief to prevent the merger from closing.  The plaintiffs also seek, among other things, to recover costs and disbursement from the defendants, including attorneys’ fees and experts’ fees.  The Company intends to defend itself vigorously in this matter.

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
The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows.  It is reasonably possible that the Company may incur losses totaling up to $109 million, including the amounts accrued.
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

6. Income Taxes
The Company had an income tax benefit of $7 million and income tax expense of $24 million in the three and six months ended January 1, 2016, respectively. The Company's income tax expense for the three and six months ended January 2, 2015 was $20 million and $57 million, respectively. The Company's tax provision for both the three and six months ended January 1, 2016 reflects a tax benefit of $30 million for the retroactive extension of the U.S. Federal research and development tax credit that was permanently signed into law on December 19, 2015 and a tax benefit of $34 million from restructuring activities. The remaining differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2025 and the current year generation of income tax credits.
In the three and six months ended January 1, 2016, the Company recorded a net increase of $15 million and $25 million, respectively, in its liability for unrecognized tax benefits. As of January 1, 2016, the Company's liability for unrecognized tax benefits was approximately $375 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and six months ended January 1, 2016.
The Internal Revenue Service (“IRS”) previously completed its field examination of the Company's federal income tax returns for fiscal years 2006 through 2009 and proposed certain adjustments. The Company has received Revenue Agent Reports (“RARs”) from the IRS that seek to increase the Company's U.S. taxable income which would result in additional federal tax expense totaling approximately $795 million, subject to interest. The issues in dispute relate primarily to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS. In September 2015, the IRS commenced an examination of the Company’s fiscal years 2010 through 2012. During the six months ended January 1, 2016, the IRS completed the examination of the fiscal period ended September 5, 2007 of Komag, Incorporated, which the Company acquired on September 5, 2007, with no material adjustments.
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of January 1, 2016, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 1, 2016 and July 3, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values (in millions):

	Fair Value Measurements at
	January 1, 2016
	Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$392	$—	$—	$392
Total cash equivalents	392	—	—	392
Short-term investments:
U.S. Treasury securities	—	121	—	121
U.S. Government agency securities	—	66	—	66
Commercial paper	—	50	—	50
Certificates of deposit	—	260	—	260
Total short-term investments	—	497	—	497
Long-term investments:
U.S. Treasury securities	—	184	—	184
U.S. Government agency securities	—	50	—	50
Total long-term investments	—	234	—	234
Foreign exchange contracts	—	3	—	3
Total assets at fair value	$392	$734	$—	$1,126
Liabilities:
Foreign exchange contracts	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22

	Fair Value Measurements at
	July 3, 2015
	Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$135	$—	$—	$135
Total cash equivalents	135	—	—	135
Short-term investments:
U.S. Treasury securities	—	50	—	50
U.S. Government agency securities	—	4	—	4
Commercial paper	—	109	—	109
Certificates of deposit	—	99	—	99
Total short-term investments	—	262	—	262
Long-term investments:
U.S. Treasury securities	—	237	—	237
U.S. Government agency securities	—	91	—	91
Total long-term investments	—	328	—	328
Total assets at fair value	$135	$590	$—	$725
Liabilities:
Foreign exchange contracts	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31
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
In the three and six months ended January 1, 2016, there were no transfers between levels. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying amount of debt approximates fair value because of its variable interest rate.

8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. As of January 1, 2016, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and six months ended January 1, 2016 and January 2, 2015.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of cost of revenue or operating expenses, depending on the nature of the underlying hedged item. All fair value hedges were determined to be effective as of January 1, 2016 and July 3, 2015. The changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three and six months ended January 1, 2016 and January 2, 2015.
As of January 1, 2016, the net amount of unrealized losses with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next twelve months was $12 million. In addition, as of January 1, 2016, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $992 million and $1.9 billion, and closed $1.1 billion and $2.1 billion, in foreign exchange contracts during the three and six months ended January 1, 2016, respectively. The Company opened $1.0 billion and $2.0 billion, and closed $1.1 billion and $2.1 billion, in foreign exchange contracts during the three and six months ended January 2, 2015, respectively. The fair value and balance sheet location of the Company's foreign exchange contracts as of January 1, 2016 and July 3, 2015 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	January 1, 2016		July 3, 2015		January 1, 2016		July 3, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$3	Other current assets	$—	Accrued expenses	$22	Accrued expenses	$31
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties, and the net amounts recognized in the condensed consolidated balance sheet as of January 1, 2016 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$5	$(2)	$3
Financial liabilities	(24)	2	(22)
Total derivative instruments	$(19)	$—	$(19)

The Company had a gross and net liability of $31 million related to its derivative instruments outstanding at July 3, 2015. There were no amounts offset due to master netting arrangements in place at July 3, 2015.
The impact of foreign exchange contracts on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	January 1, 2016		January 2, 2015			January 1, 2016		January 2, 2015
Foreign exchange contracts	$13	$(40)	$(35)	$(57)	Cost of revenue	$25	$53	$17	$13
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and six months ended January 1, 2016 and January 2, 2015.

9. Shareholders' Equity
Stock-Based Compensation Expense
The following table presents the Company's stock-based compensation and related tax benefit for the three and six months ended January 1, 2016 and January 2, 2015 (in millions):

	Three Months Ended				Six Months Ended
	January 1, 2016		January 2, 2015		January 1, 2016		January 2, 2015
	Expense	Tax Benefit	Expense	Tax Benefit	Expense	Tax Benefit	Expense	Tax Benefit
Options and ESPP	$13	$4	$18	$7	$32	$8	$37	$12
RSUs	24	6	23	6	47	12	43	11
Total	$37	$10	$41	$13	$79	$20	$80	$23
As of January 1, 2016, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $118 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.4 years.
For purposes of this footnote, references to RSUs include performance stock unit awards. As of January 1, 2016, the aggregate unamortized fair value of all unvested RSUs was $158 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.8 years.
Stock Option Activity
The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at July 3, 2015	6.8	$50.00
Granted	1.6	84.41
Exercised	(0.5)	29.49
Forfeited or expired	(0.1)	49.08
Options outstanding at October 2, 2015	7.8	58.58
Exercised	(0.2)	23.25
Forfeited or expired	(0.1)	68.75
Options outstanding at January 1, 2016	7.5	$59.54	4.5	$107
Exercisable at January 1, 2016	3.8	$43.58	3.3	$88
Vested and expected to vest after January 1, 2016	7.4	$58.92	4.4	$107

Options granted during the three and six months ended January 1, 2016 had a weighted average fair value per share of $17.74 and $22.87, respectively. As of January 1, 2016, the Company had options outstanding to purchase an aggregate of 3.7 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $107 million at that date. During the three and six months ended January 1, 2016, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $9 million and $36 million, respectively, determined as of the date of exercise, as compared to $76 million and $163 million in the respective prior-year periods.
RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at July 3, 2015	3.0	$73.80
Granted	1.2	84.39
Vested	(1.5)	62.14
Forfeited	(0.1)	81.55
RSUs outstanding at October 2, 2015	2.6	84.43
Granted	0.1	68.31
Vested	(0.1)	61.61
Forfeited	(0.1)	85.31
RSUs outstanding at January 1, 2016	2.5	84.71
Expected to vest after January 1, 2016	2.4	$84.57
RSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units. The fair value of the shares underlying the RSU awards at the date of grant or assumption was $10 million and $109 million for awards granted in the three and six months ended January 1, 2016. These amounts are being recognized to expense over the corresponding vesting periods.
SARs Activity
During the three and six months ended January 1, 2016, the Company recognized a $10 million and $11 million benefit, respectively, related to adjustments to fair market value of stock appreciation rights ("SARs"), as compared to $8 million and $12 million of expense in the respective prior-year periods. The tax expense realized as a result of the aforementioned SARs benefit was $1 million and $1 million during the three and six months ended January 1, 2016, as compared to $2 million and $3 million of tax benefits during the three and six months ended January 2, 2015, respectively. The Company's SARs will be settled in cash upon exercise. The Company had a total liability of $29 million and $41 million related to SARs included in accrued expenses in the condensed consolidated balance sheet as of January 1, 2016 and July 3, 2015, respectively. As of January 1, 2016, all SARs issued to employees were fully vested, and the fair values are now solely subject to market price fluctuations. As of January 1, 2016, 0.5 million SARs were outstanding with a weighted average exercise price of $7.86. There were no SARs granted during the three and six months ended January 1, 2016.
Stock Repurchase Program
The Company's Board of Directors previously authorized $5.0 billion for the repurchase of the Company's common stock and approved the extension of its stock repurchase program to February 3, 2020. Effective October 21, 2015, in connection with the Company's planned SanDisk merger, the stock repurchase program was suspended. The Company did not repurchase any shares during the three months ended January 1, 2016. The Company repurchased 0.7 million shares for a total cost of $60 million during the six months ended January 1, 2016. The remaining amount available to be purchased under the Company’s stock repurchase program as of January 1, 2016 was $2.1 billion.

Dividends to Shareholders
On September 13, 2012, the Company announced that its Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Company’s Board of Directors. In the three months ended January 1, 2016, the Company declared a cash dividend of $0.50 per share to shareholders of record as of January 1, 2016, totaling $116 million, which was paid on January 15, 2016. In addition, in the three months ended October 2, 2015, the Company declared a cash dividend of $0.50 per share to shareholders of record as of October 2, 2015, totaling $116 million, which was paid on October 15, 2015. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
Investment by Unis
On September 30, 2015, the Company announced that it had entered into an agreement with Unis and Unis Union Information System Ltd., a subsidiary of Unis ("Investor"), pursuant to which Investor will make a $3.8 billion equity investment in the Company (the "Unis Investment"). Under the terms of the agreement for the Unis Investment, Investor has agreed to purchase 40,814,802 shares of newly issued common stock of the Company at a price of $92.50 per share and has agreed to a five-year position standstill, voting restrictions, and a five-year lock-up on its shares, with a limited number becoming available for transfer each year. Following the closing of the investment, Unis will have the right to nominate one representative for election to the Company's Board of Directors, so long as Unis holds more than 10% of the issued and outstanding shares of the Company's common stock. The performance of Investor’s obligations pursuant to the agreement, including payment of the purchase price for the shares, is guaranteed by Unis. The closing of the Unis Investment is subject to clearance by the U.S. Committee on Foreign Investment in the United States ("CFIUS"), the receipt of requisite regulatory approvals, including clearance by U.S. antitrust authorities and certain Chinese regulatory approvals, approval of the transaction by shareholders of Unis and other customary closing conditions. In November 2015, the Company and Unis withdrew from the CFIUS clearance process and refiled the notice with CFIUS in January 2016. The Company expects to receive a determination from CFIUS in February 2016. Although approval from Unis shareholders and approval from some of the Chinese regulatory authorities have been received, the Company cannot provide assurance that CFIUS clearance will be received or the other conditions to the completion of the Unis Investment will be satisfied in a timely manner or at all.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three and six months ended January 1, 2016 and January 2, 2015. The expected long-term rate of return on the Japanese plan assets is 2.5%.
The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	January 1, 2016	July 3, 2015
Benefit obligation	$240	$231
Fair value of plan assets	(195)	(185)
Unfunded status	$45	$46
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	January 1, 2016	July 3, 2015
Current liabilities	$1	$1
Non-current liabilities	44	45
Net amount recognized	$45	$46
The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three and six months ended January 1, 2016 and January 2, 2015. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $10 million in fiscal 2016.

11. Acquisitions
Planned SanDisk Merger
On October 21, 2015, the Company entered into the Merger Agreement with SanDisk, a global leader in NAND flash storage solutions, pursuant to which a subsidiary of the Company will merge with and into SanDisk, with SanDisk surviving as a wholly owned subsidiary of the Company. The merger is primarily intended to deepen the Company's expertise in non-volatile memory and enable the Company to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.
The Merger Agreement values SanDisk’s outstanding common stock at a value of $86.50 per share, or a total equity value of approximately $18.9 billion, based on the volume weighted average price of the Company’s common stock for the five trading days ending on October 20, 2015. If the Unis Investment closes prior to the merger, the Company will pay $85.10 per share in cash and issue 0.0176 shares of its common stock per share of SanDisk’s common stock; and if the Unis Investment has not occurred or has been terminated, the Company will pay $67.50 per share in cash and issue 0.2387 shares of its common stock per share of SanDisk’s common stock. The above allocation between cash and shares of the Company’s common stock is subject to reallocation, at the Company’s election, if the amount of cash that SanDisk has available at the closing of the merger falls below certain thresholds.
The merger consideration will be financed by a mix of cash, new debt financing and issuance of the Company’s common stock. In connection with the merger, the Company expects to enter into new debt facilities totaling $18.1 billion. The Company has received commitments for a $1.0 billion revolving credit facility, $3.0 billion in amortizing term loans, $6.0 billion in other term loans and $8.1 billion in secured and unsecured bridge facilities. The Company expects to issue approximately $5.1 billion in secured and unsecured notes in lieu of drawing the bridge facilities at close, with the balance of the bridge facilities to be repaid with available cash. The proceeds from the new debt facilities are expected to be used to pay part of the purchase price, refinance existing debt of both the Company and SanDisk and pay transaction related fees and expenses.
Consummation of the merger is subject to customary closing conditions, including without limitation: (i) the required approval by SanDisk shareholders and, if the Unis Investment has not occurred or has been terminated, approval by the Company’s shareholders; (ii) the expiration or early termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), which expired on January 15, 2016, and the receipt of regulatory clearance under the foreign antitrust laws of the People's Republic of China, the European Union, Japan, South Africa, South Korea, Taiwan and Turkey; and (iii) if the Unis Investment has not been terminated and is a “covered transaction” for CFIUS purposes, or if CFIUS otherwise requests or requires a filing with respect to the merger, the approval of CFIUS. Clearance was obtained in Japan on January 22, 2016, in Taiwan on February 1, 2016 and in the European Union on February 4, 2016. Clearance was obtained in Singapore on January 19, 2016. In certain circumstances, a termination fee of up to $1.06 billion may be payable by the Company or a termination fee of up to $553.3 million may be payable by SanDisk, upon termination of the transaction as more fully described in the Merger Agreement.
Acquisition of Amplidata NV ("Amplidata")
On March 9, 2015, the Company acquired Amplidata, a developer of object storage software for public and private cloud data centers. As a result of the acquisition, Amplidata was fully integrated and became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $267 million, consisting of $245 million funded with available cash at the time of the acquisition, $19 million related to the fair value of a previously-held cost method investment and $3 million related to the fair value of stock options assumed. The acquisition furthers the Company's strategy to expand into higher value data storage platforms and systems that address the growth in storage requirements in cloud data centers.
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
The $215 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from an ability to create hard disk drive storage solutions leveraging the core software acquired and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to Amplidata was immaterial to the Company’s condensed consolidated financial statements for the three and six months ended January 1, 2016.
12. Employee Termination, Asset Impairment and Other Charges
The Company periodically incurs charges to realign its operations with anticipated market demand. The employee termination, asset impairment and other charges line item within the Company's condensed consolidated statements of income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Employee termination benefits	$18	$34	$56	$42
Impairment of assets	—	19	8	20
Contract termination and other	9	—	19	—
Total	$27	$53	$83	$62
There were no impairment charges during the three months ended January 1, 2016. Impairment charges during the six months ended January 1, 2016 and January 2, 2015 relate to equipment and other long-lived assets.
The following table provides those amounts recorded as liabilities within the Company's condensed consolidated balance sheets:

	July 3, 2015	Accruals	Payments	October 2, 2015	Accruals	Payments	January 1, 2016
Employee termination benefits	$10	$38	$(12)	$36	$18	$(30)	$24
Closure of Foreign Manufacturing Facility
On January 18, 2016, the Company announced it will be closing its head component front end wafer manufacturing facility in Odawara, Japan, in order to reduce manufacturing costs. The Company expects the closure to be substantially completed by the end of the third quarter of fiscal 2016 and it is expected to result in total pre-tax charges of approximately $200 million. These charges are expected to consist of approximately $90 million in asset charges, $90 million in employee termination costs and $20 million in contract termination and other costs. Approximately $110 million of these charges are expected to be cash expenditures. In the three months ended January 1, 2016, the Company recorded a $20 million charge related to the acceleration of depreciation on assets held at the Odawara facility as a result of the planned closure of the facility. This charge was recorded within cost of revenue in the condensed consolidated statements of income. The remaining charges are expected to be primarily incurred in the third quarter of fiscal 2016.
13. Recent Accounting Pronouncements
Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires that deferred tax liabilities and assets for each tax-paying jurisdiction within each tax-paying component to be classified as noncurrent in a classified statement of financial position. The Company early adopted ASU 2015-17 during the second quarter of fiscal 2016 on a prospective basis, which resulted in the reclassification of approximately $165 million of net deferred tax assets as of January 1, 2016 from current assets to noncurrent assets. Since the Company adopted this standard on a prospective basis, no adjustments were made to prior-period balance sheets.
Recently Issued
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The new standard requires equity investments to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values, eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value, requires use of the exit price notion when measuring fair value, requires separate presentation in certain financial statements, and requires an evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of fiscal 2019. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. Earlier adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the impact ASU 2015-16 will have on its consolidated financial statements and related disclosures.
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
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). The new standard eliminates the presumption that a general partner should consolidate a limited partnership, requires that a reporting entity determine whether it has a variable interest in the entity being evaluated for consolidation, eliminates the requirement to consolidate variable interest entities ("VIEs") caused by certain fees paid to decision makers, and eliminates the indefinite deferral of FASB Statement No. 167 included in ASU 2010-10. The new standard is effective for fiscal years beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. Early adoption is permitted. The Company is currently evaluating the impact ASU 2015-02 will have on its consolidated financial statements and related disclosures.
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

Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations concerning the planned SanDisk Corporation (“SanDisk”) merger;

•	expectations regarding the planned equity investment by Unisplendour Corporation Limited (“Unis”);

•	expectations regarding the integration of our HGST and WD subsidiaries following the decision by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) in October 2015;

•	expectations regarding the growth of digital data and demand for digital storage;

•	our plans to develop and invest in new products and expand into new storage markets and into emerging economic markets;

•	expectations regarding the PC market and the emergence of new storage markets for our products;

•	expectations regarding the amount and timing of charges and cash expenditures associated with our restructuring activities;

•	our quarterly cash dividend policy;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs; and

•	expectations regarding our debt financing plans.
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
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal second quarters ended January 1, 2016 and January 2, 2015 both consisted of 13 weeks. The six months ended January 1, 2016 and January 2, 2015 consisted of 26 and 27 weeks, respectively. Fiscal 2016 will be comprised of 52 weeks and will end on July 1, 2016. Fiscal year 2015 was comprised of 53 weeks and ended on July 3, 2015.

Recent Developments
Closure of Foreign Manufacturing Facility
On January 18, 2016, we announced that we will be closing our head component front end wafer manufacturing facility in Odawara, Japan, in order to reduce manufacturing costs. We expect the closure to be substantially completed by the end of the third quarter of fiscal 2016 and it is expected to result in total pre-tax charges of approximately $200 million. These charges are expected to consist of approximately $90 million in asset charges, $90 million in employee termination costs and $20 million in contract termination and other costs. Approximately $110 million of these charges are expected to be cash expenditures. In the three months ended January 1, 2016, we recorded a $20 million charge related to the acceleration of depreciation on assets held at the Odawara facility as a result of the planned closure of the facility. This charge was recorded within cost of revenue in the condensed consolidated statements of income. The remaining charges are expected to be primarily incurred in the third quarter of fiscal 2016.
Joint Venture
In November 2015, we entered into an agreement to form a joint venture with Unis to market and sell our current data center storage systems in China and to develop data storage systems for the Chinese market in the future. The joint venture will be 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd., and 49% by us. The joint venture is expected to become operational by the fourth quarter of fiscal 2016, pending regulatory approvals.
Planned SanDisk Merger
On October 21, 2015, we entered into an Agreement and Plan of Merger with SanDisk (the "Merger Agreement"), a global leader in NAND flash storage solutions, pursuant to which a subsidiary of our company will merge with and into SanDisk, with SanDisk surviving as a wholly owned subsidiary of our company. The merger is primarily intended to deepen our expertise in non-volatile memory and enable us to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.
The Merger Agreement values SanDisk's outstanding common stock at a value of $86.50 per share, or a total equity value of approximately $18.9 billion, based on the volume weighted average price of our common stock for the five trading days ending on October 20, 2015. If the Unis Investment (see "Investment by Unis" below) closes prior to the merger, we will pay $85.10 per share in cash and issue 0.0176 shares of our common stock per share of SanDisk’s common stock; and if the Unis Investment has not occurred or has been terminated, we will pay $67.50 per share in cash and issue 0.2387 shares of our common stock per share of SanDisk’s common stock. The above allocation between cash and shares of our common stock is subject to reallocation, at our election, if the amount of cash that SanDisk has available at the closing of the merger falls below certain thresholds.
The merger consideration will be financed by a mix of cash, new debt financing and issuance of our common stock. In connection with the merger, we expect to enter into new debt facilities totaling $18.1 billion. The proceeds from the new debt facilities are expected to be used to pay part of the purchase price, refinance existing debt of both our company and SanDisk and pay transaction related fees and expenses.
Consummation of the merger is subject to customary closing conditions, including without limitation: (i) the required approval by SanDisk shareholders and, if the Unis Investment has not occurred or has been terminated, approval by our shareholders; (ii) the expiration or early termination of the waiting period applicable to the consummation of the merger under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), which expired on January 15, 2016, and the receipt of regulatory clearance under the foreign antitrust laws of the People's Republic of China, the European Union, Japan, South Africa, South Korea, Taiwan and Turkey; and (iii) if the Unis Investment has not been terminated and is a “covered transaction” for U.S. Committee on Foreign Investment in the United States ("CFIUS") purposes, or if CFIUS otherwise requests or requires a filing with respect to the merger, the approval of CFIUS. Clearance was obtained in Japan on January 22, 2016, in Taiwan on February 1, 2016 and in the European Union on February 4, 2016. Clearance was obtained in Singapore on January 19, 2016. In certain circumstances, a termination fee of up to $1.06 billion may be payable by the Company or a termination fee of up to $553.3 million may be payable by SanDisk, upon termination of the transaction as more fully described in the Merger Agreement. The merger is expected to close in the fourth quarter of fiscal 2016.

MOFCOM Decision
In connection with the regulatory approval process of the Hitachi Global Storage Technologies Holdings Pte. Ltd. ("HGST") acquisition, which closed on March 8, 2012, we agreed to certain conditions required by MOFCOM, including adopting measures to maintain HGST as an independent competitor until MOFCOM agreed otherwise. Accordingly, since March 2012, we have operated our global business through two independent subsidiaries — HGST and WD. In March 2014, we submitted an application to MOFCOM to lift the condition it imposed on us to operate these businesses separately. On October 19, 2015, MOFCOM issued a decision in response to our application that permits us to integrate our HGST and WD subsidiaries, except that we committed to maintain two sales teams that will separately offer products under the WD or HGST brands for two years from the date of the decision. We began integration planning activities immediately following the MOFCOM decision and integration is expected to occur through the end of calendar year 2017.
Investment by Unis
On September 30, 2015, we announced that we had entered into an agreement with Unis and Unis Union Information System Ltd., a subsidiary of Unis ("Investor"), pursuant to which Investor will make a $3.8 billion equity investment in our company (the "Unis Investment"). Under the terms of the agreement for the Unis Investment, Investor has agreed to purchase 40,814,802 shares of newly issued common stock at a price of $92.50 per share and has agreed to a five-year position standstill, voting restrictions, and a five-year lock-up on its shares, with a limited number becoming available for transfer each year. Following the closing of the investment, Unis will have the right to nominate one representative for election to our Board of Directors, so long as Unis holds more than 10% of the issued and outstanding shares of our common stock. The performance of Investor’s obligations pursuant to the agreement, including payment of the purchase price for the shares, is guaranteed by Unis. The closing of the Unis Investment is subject to clearance by CFIUS, the receipt of requisite regulatory approvals, including clearance by U.S. antitrust authorities and certain Chinese regulatory approvals, approval of the transaction by shareholders of Unis and other customary closing conditions. In November 2015, we and Unis withdrew from the CFIUS clearance process and refiled the notice with CFIUS in January 2016. We expect to receive a determination from CFIUS in February 2016. Although approval from Unis shareholders and approval from some of the Chinese regulatory authorities have been received, we cannot provide assurance that CFIUS clearance will be received or the other conditions to the completion of the Unis Investment will be satisfied in a timely manner or at all.
Second Quarter Overview
For the quarter ended January 1, 2016, we believe that overall HDD industry shipments totaled approximately 115 million units, down 18% from the prior-year period and down 3% from the quarter ended October 2, 2015. These decreases are the result of a softer demand environment largely driven by a challenging global economic environment.
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars (in millions) and percentage of net revenue:

	Three Months Ended				Six Months Ended
	January 1, 2016		January 2, 2015		January 1, 2016		January 2, 2015
Net revenue	$3,317	100.0%	$3,888	100.0%	$6,677	100.0%	$7,831	100.0%
Gross profit	906	27.3	1,110	28.5	1,861	27.9	2,259	28.8
Total operating expenses	655	19.7	644	16.6	1,288	19.3	1,324	16.9
Operating income	251	7.6	466	12.0	573	8.6	935	11.9
Net income	251	7.6	438	11.3	534	8.0	861	11.0
The following is a summary of our financial performance for the second quarter of fiscal 2016:

•	Consolidated net revenue totaled $3.3 billion.

•	Net revenue derived from enterprise SSDs was $270 million as compared to $187 million in the prior-year period.

•	HDD shipments decreased 19% from the prior-year period to 49.7 million units.

•	Gross margin decreased to 27.3% as compared to 28.5% in the prior-year period.

•	Operating income decreased to $251 million as compared to $466 million in the prior-year period.

•	We generated $598 million in cash flow from operations and ended the quarter with $5.4 billion in cash and cash equivalents.

Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
(in millions, except percentages and average selling price)	January 1, 2016	January 2, 2015	Percentage Change	January 1, 2016	January 2, 2015	Percentage Change
Net revenue	$3,317	$3,888	(15)%	$6,677	$7,831	(15)%
Average selling price (per unit)*	$61	$60	2%	$61	$59	3%
Revenues by Geography (%)
Americas	31%	27%		31%	27%
Europe, Middle East and Africa	23	24		22	23
Asia	46	49		47	50
Revenues by Channel (%)
OEM	65%	63%		66%	63%
Distributors	21	23		21	24
Retailers	14	14		13	13
Unit Shipments*
PC	27.8	36.6		55.3	76.3
Non-PC	21.9	24.4		46.1	49.5
Total units shipped	49.7	61.0	(19)%	101.4	125.8	(19)%

*	Based on sales of HDD units only.
For the quarter ended January 1, 2016, net revenue was $3.3 billion, a decrease of 15% from the prior-year period. Total hard drive shipments decreased to 49.7 million units for the quarter ended January 1, 2016 as compared to 61.0 million units in the prior-year period. For the six months ended January 1, 2016, net revenue was $6.7 billion, a decrease of 15% from the prior-year period. Total hard drive shipments decreased to 101.4 million units for the six months ended January 1, 2016 as compared to 125.8 million units in the prior-year period. These decreases in revenue were primarily the result of a softer demand environment largely driven by a challenging global economic environment, partially offset by an increase in the average selling price ("ASP") for HDDs due to changes in product mix. Additionally, the first fiscal quarter of the prior year included an additional week of revenue due to a 14-week quarter. For the quarter ended January 1, 2016, the ASP for HDDs increased to $61 compared to the prior-year period ASP for HDDs of $60. For the six months ended January 1, 2016, the ASP for HDDs increased to $61 compared to the prior-year period ASP for HDDs of $59.
Changes in net revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For both the three and six months ended January 1, 2016, no one company accounted for 10% or more of our net revenue. For both the three and six months ended January 2, 2015, Hewlett-Packard Company accounted for approximately 11% of our net revenue.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. Total sales incentive and marketing programs have ranged from 7% to 13% of gross revenues per quarter since the first quarter of fiscal 2014. For the three and six months ended January 1, 2016, these programs represented 13% and 12% of gross revenues, respectively, as compared to 10% and 9% in the respective prior-year periods. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.6% of quarterly gross revenue since the first quarter of fiscal 2014.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions, except percentages)	January 1, 2016	January 2, 2015	Percentage Change	January 1, 2016	January 2, 2015	Percentage Change
Net revenue	$3,317	$3,888	(15)%	$6,677	$7,831	(15)%
Gross profit	906	1,110	(18)%	1,861	2,259	(18)%
Gross margin	27.3%	28.5%		27.9%	28.8%
For the three months ended January 1, 2016, gross margin decreased to 27.3%, as compared to 28.5% for the prior-year period. For the six months ended January 1, 2016, gross margin decreased to 27.9%, as compared to 28.8% for the prior-year period. These decreases in gross margin were primarily the result of a change in product mix and the absorption impact due to lower volume.
Operating Expenses

	Three Months Ended			Six Months Ended
(in millions, except percentages)	January 1, 2016	January 2, 2015	Percentage Change	January 1, 2016	January 2, 2015	Percentage Change
R&D expense	$389	$426	(9)%	$774	$863	(10)%
SG&A expense	207	164	26%	399	384	4%
Charges related to arbitration award	32	1	3,100%	32	15	113%
Employee termination, asset impairment and other charges	27	53	(49)%	83	62	34%
Total operating expenses	$655	$644		$1,288	$1,324
Research and development (“R&D”) expense was $389 million for the three months ended January 1, 2016, a decrease of $37 million from the prior-year period. This decrease was primarily the result of reductions in our R&D costs as a result of our business realignment initiatives from the prior-year period. R&D expense was $774 million for the six months ended January 1, 2016, a decrease of $89 million from the prior-year period. This decrease was primarily the result of an additional week of operating expenses during the first fiscal quarter of the prior year and reductions in our R&D costs as a result of our business realignment initiatives from the prior-year period. As a percentage of net revenue, R&D expense was 11.7% and 11.6% in the three and six months ended January 1, 2016, as compared to 11.0% in both the respective prior-year periods.
Selling, general and administrative (“SG&A”) expense was $207 million for the three months ended January 1, 2016, an increase of $43 million from the prior-year period. This increase was primarily the result of acquisition-related expenses and charges incurred as part of cost-saving initiatives. SG&A expense was $399 million for the six months ended January 1, 2016, an increase of $15 million from the prior-year period. This increase was primarily the result of acquisition-related expenses and charges incurred as part of cost-saving initiatives, partially offset by an additional week of operating expenses during the first fiscal quarter of the prior year. SG&A expense as a percentage of net revenue was 6.2% and 6.0% in the three and six months ended January 1, 2016, respectively, as compared to 4.2% and 4.9% in the respective prior-year periods.
During both the three and six months ended January 1, 2016, we recorded $32 million of additional interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate Technology LLC, as compared to $1 million and $15 million in the respective prior-year periods. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
During the three and six months ended January 1, 2016, we recorded employee termination, asset impairment and other charges of $27 million and $83 million, respectively, in order to realign our operations with anticipated market demand, as compared to $53 million and $62 million in the respective prior-year periods. For additional information, refer to Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Other Income (Expense)
Other expense, net for the three and six months ended January 1, 2016 was $7 million and $15 million, respectively, as compared to $8 million and $17 million in the respective prior-year periods. Interest and other income for the three and six months ended January 1, 2016 increased $2 million and $3 million, respectively, as compared to the prior-year periods due to a higher average daily invested cash balance. Interest and other expense for both the three and six months ended January 1, 2016 increased $1 million, as compared to both the prior-year periods due to interest on a higher debt balance.

Income Tax Provision
We had an income tax benefit of $7 million and income tax expense of $24 million in the three and six months ended January 1, 2016, respectively. Our income tax expense for the three and six months ended January 2, 2015 was $20 million and $57 million, respectively. Our tax provision for both the three and six months ended January 1, 2016 reflects a tax benefit of $30 million for the retroactive extension of the U.S. Federal R&D tax credit that was permanently signed into law on December 19, 2015 and a tax benefit of $34 million from restructuring activities. The remaining differences between the effective tax rate and the U.S. Federal statutory rate are primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2025 and the current year generation of income tax credits. For additional information, refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We ended the second quarter of fiscal 2016 with total cash and cash equivalents of $5.4 billion. The following table summarizes our statements of cash flows (in millions):

	Six Months Ended
	January 1, 2016	January 2, 2015
Net cash flow provided by (used in):
Operating activities	$1,143	$1,070
Investing activities	(454)	(254)
Financing activities	(350)	(718)
Net increase in cash and cash equivalents	$339	$98
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
As discussed above under Recent Developments, in connection with the planned SanDisk merger, we expect to enter into new debt facilities totaling $18.1 billion. We have received commitments for a $1.0 billion revolving credit facility, $3.0 billion in amortizing term loans, $6.0 billion in other term loans and $8.1 billion in secured and unsecured bridge facilities. We expect to issue approximately $5.1 billion in secured and unsecured notes in lieu of drawing the bridge facilities at close, with the balance of the bridge facilities to be repaid with available cash. The proceeds from the new debt facilities are expected to be used to pay a portion of the SanDisk merger consideration, refinance existing debt of both our company and SanDisk and pay transaction related fees and expenses. Also as discussed above under Recent Developments, on September 29, 2015, we entered into an agreement with Unis under which a subsidiary of Unis will make a $3.8 billion equity investment in our company. The closing of the Unis Investment is subject to clearance by CFIUS, the receipt of requisite regulatory approvals, including clearance by U.S. antitrust authorities and certain Chinese regulatory approvals, approval of the transaction by shareholders of Unis and other customary closing conditions.
A total of $4.9 billion and $4.3 billion of our cash and cash equivalents was held outside of the United States as of January 1, 2016 and July 3, 2015, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or dividends to our shareholders pursuant to our quarterly cash dividend policy. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Net cash provided by operating activities was $1.1 billion during both the six months ended January 1, 2016 and January 2, 2015. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used for working capital changes was $3 million for the six months ended January 1, 2016, as compared to $475 million used for working capital changes in the prior-year period. The decline in net cash used for working capital changes compared to the prior-year period was primarily attributable to the payment of the Seagate arbitration award in the six months ended January 2, 2015.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Six Months Ended
	January 1, 2016	January 2, 2015
Days sales outstanding	47	45
Days in inventory	48	44
Days payables outstanding	(71)	(70)
Cash conversion cycle	24	19
For the six months ended January 1, 2016, our days sales outstanding (“DSOs”) increased by 2 days, days in inventory (“DIOs”) increased by 4 days, and days payable outstanding (“DPOs”) increased by 1 day compared to the prior year period. Changes in DSOs are generally due to the linearity of shipments. Changes in DIOs are generally related to the timing of inventory builds. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Net cash used in investing activities for the six months ended January 1, 2016 was $454 million as compared to $254 million used in investing activities in the prior-year period. Net cash used in investing activities for the six months ended January 1, 2016 consisted of $408 million related to the purchase of investments, $300 million of capital expenditures and a net $12 million of other investing activities, partially offset by $266 million of proceeds from sales and maturities of investments. Net cash used in investing activities for the six months ended January 2, 2015 consisted of $595 million related to the purchase of investments, $306 million of capital expenditures and $6 million related to an immaterial acquisition, net of cash acquired, partially offset by $630 million of proceeds from sales and maturities of investments, $7 million of proceeds from the sale of property, plant and equipment and $16 million, net for other investing activities.
Financing Activities
Net cash used in financing activities for the six months ended January 1, 2016 was $350 million as compared to $718 million used in financing activities in the prior-year period. Net cash used in financing activities for the six months ended January 1, 2016 consisted of $231 million used to pay dividends on our common stock, $63 million used to make principal payments on the term loan facility, $60 million used to repurchase shares of our common stock, partially offset by a net $4 million provided by employee stock plans. Net cash used in financing activities for the six months ended January 2, 2015 consisted of $532 million used to repurchase shares of our common stock, $187 million used to pay dividends on our common stock and $63 million used to make principal payments on the term loan facility, partially offset by a net $64 million provided by employee stock plans.
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

Contractual Obligations and Commitments
Debt — As of January 1, 2016, we had $255 million outstanding on our revolving credit facility and $2.3 billion outstanding on our term loan facility. On January 15, 2016, we repaid the outstanding balance of $255 million under the revolving credit facility. We are required to make quarterly principal payments on the term loan facility totaling $94 million for the remainder of fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. As of January 1, 2016, under our credit agreement, we were in compliance with all covenants. In connection with the planned SanDisk merger, we expect to enter into debt facilities totaling $18.1 billion, including a $1.0 billion revolving credit facility. The proceeds from the debt facilities are expected to be used to pay a portion of the SanDisk merger consideration, refinance existing debt of both our company and SanDisk and pay transaction-related fees and expenses. For additional information on our outstanding debt, refer to Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Unrecognized Tax Benefits — As of January 1, 2016, the amount of unrecognized tax benefits was $375 million, of which $272 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program — Our Board of Directors previously authorized a stock repurchase program. Effective October 21, 2015, in connection with the planned SanDisk merger, we suspended this stock repurchase program. For additional information, refer to Part II, Item 2, Issuer Purchases of Equity Securities in this Quarterly Report on Form 10-Q.

Cash Dividend Policy — Since the first quarter of fiscal 2014, we have issued a quarterly cash dividend. We may modify, suspend or cancel our cash dividend policy in any manner and at any time. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
We have prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. For example, we test goodwill for impairment annually as of the first day of our fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Given the recent volatility of our market capitalization, it is possible that our goodwill could become impaired in the near term which could result in a material charge and adversely affect our results of operations.
There have been no material changes in our critical accounting policies and estimates since our fiscal year ended July 3, 2015. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 3, 2015 for a discussion of our critical accounting policies and estimates.
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
As of January 1, 2016, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains (Losses)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$155	121.26	$1
Malaysian Ringgit	$118	4.06	$(5)
Philippine Peso	$50	46.91	$—
Singapore Dollar	$43	1.41	$—
Thai Baht	$582	35.47	$(8)
Fair value hedges:
British Pound Sterling	$(7)	0.67	$—
Euro	$(3)	0.91	$—
Japanese Yen	$77	120.22	$—
Philippine Peso	$28	47.38	$—
Singapore Dollar	$11	1.41	$—
Thai Baht	$75	36.17	$—

*	Expressed in units of foreign currency per U.S. dollar.

During the three and six months ended January 1, 2016, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk
Borrowings under our credit agreement bear interest at a rate equal to, at our option, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. As of January 1, 2016, a one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $25 million annually. For additional information on our credit agreement, see Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
There has been no change in our internal control over financial reporting during the second fiscal quarter ended January 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
Our business, financial condition and operating results can be affected by a number of risks and uncertainties, whether currently known or unknown, any one or more of which could, directly or indirectly, cause our company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. The risks and uncertainties discussed below are not the only ones facing our business, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2015 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended October 2, 2015. Other than the changes to the risk factors below under the section titled “Risks Related to the Planned SanDisk Merger, the Planned Investment by Unis and Integration of Our HGST Acquisition,” we do not believe any of the changes constitute material changes to the risk factors previously disclosed in such prior Annual Report on Form 10-K, as updated by the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

Risks Related to the Planned SanDisk Merger, the Planned Investment by Unis and Integration of Our HGST Acquisition
The SanDisk merger is subject to a number of conditions, some of which are outside of the parties’ control, and if these conditions are not satisfied or waived, the merger will not be completed.
The Merger Agreement contains a number of conditions that must be fulfilled to complete the merger. Those conditions include, among other customary conditions, approval by SanDisk shareholders of the merger and by our shareholders of the issuance of shares of our common stock in connection with the merger to the extent such issuances would require approval under NASDAQ Stock Market Rule 5635(a) (if the Unis Investment does not close or the Unis agreement is terminated by the time of the merger), no material action being taken by any governmental entity enjoining or otherwise prohibiting consummation of the merger, no law being enacted or promulgated by any governmental entity making the consummation of the merger illegal, receipt of required regulatory approvals, approval by NASDAQ for listing of the shares of our common stock issued in connection with the merger, accuracy of representations and warranties of the parties to the applicable standards provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a material adverse effect on SanDisk or our company, compliance by the parties with their covenants in the Merger Agreement to the applicable standards provided by the Merger Agreement.
The required satisfaction of the foregoing conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause the combined company not to realize some or all of the benefits that the parties expect the combined company to achieve. Further, there can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed.
In addition, SanDisk or we may elect to terminate the Merger Agreement in certain circumstances. In the event of such termination, we could be required to pay a termination fee to SanDisk of approximately: (A) $1.06 billion if the acquisition is not consummated by October 21, 2016 or, if extended pursuant to the terms of the Merger Agreement, January 21, 2017, or is enjoined or otherwise prohibited, in each case due to the failure to obtain certain required U.S. or foreign antitrust clearances; (B) $184.4 million if the planned Unis Investment has not closed or has been terminated and our company’s shareholders fail to approve the issuance of shares of our common stock pursuant to the merger; and (C) $553.3 million if the Merger Agreement is terminated under certain other specified circumstances described in the Merger Agreement. Furthermore, the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing, before or after shareholder approval, as applicable.
SanDisk and we must obtain required approvals and governmental and regulatory consents to complete the merger, which, if delayed, not granted or granted with conditions, may jeopardize or delay the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.
The merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of the respective shareholders of SanDisk and our company (if the Unis Investment does not close or the Unis agreement is terminated by the time of the merger), the expiration or termination of all waiting periods under applicable antitrust laws, including the applicable waiting periods under the HSR Act, which expired on January 15, 2016, and foreign antitrust laws, and if required pursuant to the terms of the Merger Agreement, approval under CFIUS.
The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after consummation of the merger. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the merger. However, in no event shall we be required to agree to the divestiture of any Assets (as defined in the Merger Agreement) other than Assets of SanDisk and its subsidiaries that collectively generated revenues for the year ended December 29, 2013, not in excess of $250 million in the aggregate. Even if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the merger, these requirements, limitations, costs, divestitures or restrictions could adversely affect our ability to integrate our operations with SanDisk’s operations, reduce the anticipated benefits of the merger, and have a material adverse effect on the business and results of our operations after consummation of the merger. These material requirements, limitations, costs, divestitures or restrictions imposed by governmental agencies could also result in a failure to consummate the merger. We are obligated to pay certain transaction-related fees and expenses in connection with the merger, whether or not the merger is completed.

Furthermore, we must pay SanDisk a termination fee of approximately $1.06 billion in the event that either SanDisk or we terminate the Merger Agreement as a result of:

•
(i) the merger having not been consummated by October 21, 2016 (or January 21, 2017, if either SanDisk or we elect to extend this date pursuant to the terms of the Merger Agreement) or (ii) any governmental entity having issued an order, decree or ruling or having taken any other action in respect of any antitrust law that has the effect of enjoining or otherwise prohibiting consummation of the merger substantially on the terms contemplated by the Merger Agreement, and such order, decree, ruling or other action has become final and non-appealable; and

•
at the time of such termination, all other conditions to closing have been satisfied other than (i) the condition requiring that there are no rulings or orders in respect of any antitrust law that have the effect of enjoining or prohibiting the consummation of the merger or (ii) the condition relating to: (a) expiration or termination of the waiting period (and any extensions thereof) applicable to the consummation of the merger under the HSR Act and (b) the receipt of all other required antitrust approvals.

Although the waiting period under the HSR Act has expired and clearance has been obtained in the European Union and certain other jurisdictions, we cannot provide assurance that other required antitrust approvals will be obtained or that other closing conditions will be satisfied in a timely manner or at all.
Any delay in completing the merger may significantly reduce the benefits expected to be obtained from the merger.
In addition to the required regulatory clearances and approvals, the merger is subject to a number of other conditions that are beyond our control and that may prevent, delay or otherwise materially adversely affect completion of the merger. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required regulatory clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the synergies projected to result from the merger and other benefits that we expect to achieve if we and SanDisk successfully complete the merger within the expected timeframe and integrate the respective businesses.
Uncertainty about the merger may adversely affect our business and stock price, whether or not the merger is completed.
We are subject to risks in connection with the announcement and pendency of the merger, including the pendency and outcome of any legal proceedings against our company, our directors and others relating to the merger and the risks from possibly foregoing opportunities we might otherwise pursue absent the merger. Furthermore, uncertainties about the merger may cause our current and prospective employees to experience uncertainty about their future with the company. These uncertainties may impair our ability to retain, recruit or motivate key management, sales, marketing, engineering, technical and other personnel.
In addition, in response to the announcement of the merger, our existing or prospective customers, suppliers or joint development partners may:

•	delay, defer or cease purchasing goods or services from or providing goods or services to us;

•	delay or defer other decisions concerning us, or refuse to extend credit to us;

•	cease further joint development activities; or

•	otherwise seek to change the terms on which they do business with us.

While we are attempting to address these risks through communications with our existing and prospective customers, suppliers or joint development partners, they may be reluctant to purchase our products, supply us with goods and service or continue joint development due to the potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the merger.

The Merger Agreement subjects us to certain restrictive covenants that will restrict the way we conduct our business until either the consummation or the termination of the merger which could adversely affect our stock price and our operations.
Unless SanDisk otherwise consents in writing (not to be unreasonably withheld, conditioned or delayed) or as expressly contemplated or expressly permitted by the Merger Agreement or confidential disclosure schedules, or where a change in applicable law requires the taking of an action otherwise prohibited, we and each of our subsidiaries will not, subject to certain conditions and exceptions described in detail in the Merger Agreement: (1) amend our organizational documents; (2) redeem or purchase any of our outstanding common stock (except in respect of (A) any tax withholding or exercise price in connection with equity or equity-based awards granted pursuant to our equity compensation plans, and (B) repurchases pursuant to any previously announced stock repurchase programs) or pay any dividend (other than dividends in the ordinary course and consistent with our past practice) or distribution with respect to any of our capital stock or otherwise make any payments to our shareholders; (3) issue, split, combine, subdivide or reclassify any of our capital stock; (4) adopt any plan of liquidation or reorganization other than the merger; (5) make certain acquisitions or dispositions of any entity, any equity interest thereof or therein, or tangible assets comprising a business or division; or (6) enter into any contract, commitment or arrangement to do any of the foregoing. The restrictive covenants described in clauses (3) and (5) and in clause (6) (to the extent applicable to clauses (3) and (5)) shall cease to apply on the closing of the Unis Investment if it closes prior to the time of the merger.
There can be no assurance that we will be able to secure the funds necessary to pay the cash portion of the merger consideration and refinance certain of SanDisk’s and our existing indebtedness on acceptable terms, in a timely manner or at all.
We intend to fund the cash portion of the merger consideration to be paid to holders of SanDisk common stock and the repayment of SanDisk and our indebtedness with a combination of cash on hand and debt financing. To this end, we have entered into a debt commitment letter containing commitments for term loan facilities and bridge loan facilities in an aggregate amount of up to $17.1 billion and a $1 billion revolving credit facility. However, as of the date of this Quarterly Report on Form 10-Q, we have not entered into definitive agreements for the debt financing (or any equity issuance or other financing arrangements in lieu thereof). There can be no assurance that we will be able to secure the debt financing pursuant to the debt commitment letter.
In the event that the debt financing contemplated by the debt commitment letter is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If we are unable to secure financing, the merger may be delayed or not be completed. If we are not able to complete the merger because we are unable to secure financing, we would be liable to SanDisk for breach of the Merger Agreement in connection with our failure to consummate the merger.
Litigation filed against SanDisk and our company could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.
SanDisk and our company and members of our respective board of directors are currently and may in the future be parties, among others, to various claims and litigation related to the merger, including putative shareholder class actions. Among other remedies, the plaintiffs in such matters are seeking to enjoin the merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the merger from becoming effective in a timely manner. The existence of litigation relating to the merger could impact the likelihood of obtaining the shareholder approvals for either SanDisk or us. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive, could divert SanDisk’s and our management’s attention away from their regular business, and, if any one of these lawsuits is adversely resolved against either SanDisk or our company, could have a material adverse effect on its or our financial condition.
One of the conditions to the closing of the merger is that no governmental entity (including a court) having jurisdiction over SanDisk or our company shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting the consummation of the merger substantially on the terms contemplated by the Merger Agreement that remains in effect, and that no law shall have been enacted or promulgated by any governmental entity that makes the consummation of the merger illegal and remains in effect. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting SanDisk’s and/or our ability to complete the merger on the terms contemplated by the Merger Agreement, then such injunctive or other relief may prevent the merger from becoming effective in a timely manner or at all.

We may fail to realize the benefits expected from the merger, which could adversely affect our stock price.
The anticipated benefits we expect from the merger are, necessarily, based on projections and assumptions about our combined business with SanDisk, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the merger could be adversely affected if we are unable to realize the anticipated benefits from the merger on a timely basis or at all. Achieving the benefits of the merger will depend, in part, on our ability to integrate the business and operations of SanDisk successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	successfully managing relationships with our combined supplier and customer base;

•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;

•	limitations or restrictions required by regulatory authorities on the ability of SanDisk’s and our management to conduct planning regarding the integration of the two companies;

•	difficulties in integrating the systems and process of two companies with complex operations including multiple manufacturing sites;

•	the increased scale and complexity of our operations resulting from the merger;

•	retaining key employees;

•	obligations that we will have to counterparties of SanDisk that arise as a result of the change in control of SanDisk; and

•	the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of SanDisk, then we may not achieve the anticipated benefits of the merger and our revenue, expenses, operating results and financial condition could be materially adversely affected.
In addition, SanDisk is dependent on its business ventures (“Flash Ventures”) with Toshiba Corporation (“Toshiba”) and other strategic relationships with Toshiba, and therefore the combined company’s business, financial condition and operating results, and our ability to realize the anticipated benefits from the merger, will be dependent on the success of Flash Ventures and other strategic relationships with Toshiba. Substantially all of SanDisk’s NAND flash memory is supplied by Flash Ventures, which limits SanDisk’s ability to respond to demand changes, and Flash Ventures is expected to manufacture and supply 3D NAND to SanDisk. In addition, SanDisk partners with Toshiba on the development of NAND flash technology and it has entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. These ventures and strategic partnerships are subject to various risks that could harm the value of the combined company’s investments, its revenue and costs, its future rate of spending, its technology plans and its future growth opportunities. Toshiba’s financial position or shift in strategic priorities could adversely impact SanDisk and the combined company’s business. Flash Ventures require significant investments by both Toshiba and SanDisk for technology transitions, including the transition to 3D NAND, and capacity expansions, and if Toshiba or SanDisk does not provide sufficient resources or have adequate access to credit, these investments could be delayed or reduced. A change in the management or control of Toshiba’s semiconductor business could lead to delays in decision-making or changes in strategic direction that could adversely impact Flash Ventures.

Our shareholders will have a reduced ownership and voting interest after completion of the merger and will exercise less influence over management.
Our shareholders currently have the right to vote on the election of our board of directors and on other matters affecting our company. If the Unis Investment closes by the time of the merger, immediately following the merger, our shareholders, including the Unis Investor, will own approximately 98.72% of our common stock, and SanDisk’s shareholders will own approximately 1.28% of our common stock, based on the number of shares of SanDisk and our common stock outstanding as of January 29, 2016, and provided that there is no reallocation of the merger consideration between cash and shares of our common stock and excluding potential issuance of shares to be issued under SanDisk’s outstanding convertible notes. However, if the Unis Investment does not close by the time of the merger, immediately following the merger, our shareholders will own approximately 82.90% of our common stock, and SanDisk’s shareholders will own approximately 17.10% of our common stock, based on the number of shares of SanDisk and our common stock outstanding as of January 29, 2016, and provided that there is no reallocation of the merger consideration between cash and shares of our common stock and excluding potential issuance of shares to be issued under SanDisk’s outstanding convertible notes. As a result, our current shareholders will have less influence on the management and policies of the combined company than they now have on our management and our policies.
Uncertainties associated with the merger may cause a loss of employees and may otherwise materially adversely affect the future business and operations of the combined company.
The combined company’s success after the merger will depend in part upon the ability of the combined company to retain executive officers and key employees. In some of the fields in which SanDisk and we operate, there are only a limited number of people in the job market who possess the requisite skills and it may be increasingly difficult for the combined company to hire personnel over time. The combined company will operate in several geographic locations where the labor markets, especially for application engineers, are particularly competitive. SanDisk and we have both experienced difficulty in hiring and retaining sufficient numbers of qualified management, manufacturing, technical, application engineering, marketing, sales and support personnel in parts of the respective businesses.
Current and prospective employees of each company may experience uncertainty about their roles with the combined company following the merger. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the merger. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict the ability of the combined company to develop new products or enhance existing products in a timely manner, to sell products to customers or to manage the business of the combined company effectively. Also, the business, financial condition and results of operations of the combined company could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by the combined company’s inability to attract and retain skilled employees, particularly engineers.
Third parties may claim that the combined company is infringing their intellectual property, and the combined company could suffer significant litigation or licensing expenses or be prevented from selling its products or services.
The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. SanDisk and we are both frequently involved in disputes regarding patent and other intellectual property rights. Each company has in the past received, and the combined company may in the future receive, communications from third parties asserting that certain of its products, processes or technologies infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. The combined company may also receive claims of potential infringement if it attempts to license intellectual property to others. Defending these claims may be costly and time consuming, and may divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require the combined company to enter into costly royalty or license agreements. The combined company may be unable to obtain royalty or license agreements on acceptable terms, or at all. Similarly, changing its products or processes to avoid infringing the rights of others may be costly or impractical. The combined company may also be subject to significant damages or injunctions against development and sale of certain of its products and services. Resolution of such disputes could have a material adverse effect on the combined company’s results of operations or financial condition and may require material changes in production processes and products.

The combined company may not be able to adequately protect or enforce its intellectual property rights, which could harm its competitive position, license and royalty revenue could decline and litigation to enforce its rights could be costly.
The combined company’s success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The combined company will primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect its proprietary technologies and processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose, illegally or otherwise, the combined company’s proprietary technologies and processes, despite efforts of the combined company to protect its proprietary technologies and processes. While the combined company will hold a significant number of patents, there can be no assurances that such patents will not be challenged. As new patents are issued, the claims allowed may not be sufficiently broad to protect the combined company’s technology. In addition, any of SanDisk’s or our existing patents, and any future patents issued to the combined company, may be challenged, invalidated or circumvented, either in connection with the transactions contemplated by the Merger Agreement or otherwise. As such, any rights granted under these patents may not provide the combined company with meaningful protection. SanDisk and we may not have, and in the future the combined company may not have, foreign patents or pending applications corresponding to its U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If the combined company’s patents do not adequately protect its technology, competitors may be able to offer products similar to the combined company’s products. The combined company’s competitors may also be able to develop similar technology independently or design around its patents.
SanDisk’s license agreements may require it in certain instances to recognize license revenue related to a particular licensee all in one period instead of over time, which could create volatility in its licensing revenue. A portion of its license and royalty revenue is based on sales of product categories as well as underlying technology, and fluctuations in the sales of those products or technology adoption rates would also result in fluctuations in the license and royalty revenue due to SanDisk under its agreements. If SanDisk’s existing licensees do not renew their licenses upon expiration, renew them on less favorable terms, exercise their option to terminate the license or fail to exercise their option to extend the licenses, or the combined company is not successful in signing new licensees in the future, the combined company’s license revenue, profitability and cash provided by operating activities would be harmed. To the extent that the combined company is unable to renew license agreements under similar terms, or at all, whether because of the consummation of the merger or otherwise, the combined company’s financial results would be harmed by the reduced license and royalty revenue.
The combined company may incur significant patent litigation costs as part of the licensing process or to enforce its patents. Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from the combined company’s expectations. If the combined company brings a patent infringement action and is not successful, its competitors would be able to use similar technology to compete with it. Moreover, the defendant in such an action may successfully countersue for infringement of their patents or assert a counterclaim that the combined company’s patents are invalid or unenforceable. If the combined company does not prevail in the defense of patent infringement claims, it could be required to pay substantial damages and royalties, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed, all of which could be materially adverse to the business and results of operations of the combined company.
The merger could have an adverse effect on the SanDisk brands and our brands.
The success of SanDisk and our company is largely dependent upon its and our ability to maintain and enhance the value of our respective brands, customers’ connection to and perception of the brands, and a positive relationship with customers and suppliers. Brand value, and as a result our business and results of operations, could be severely damaged if the merger receives considerable negative publicity or if customers or suppliers otherwise come to have a diminished view of the brands as a result of the merger or the common ownership of the existing businesses.

The use of cash and incurrence of substantial indebtedness in connection with the financing of the merger may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
The merger will be financed in part by the use of our cash on hand and the incurrence of a significant amount of indebtedness. As of January 1, 2016, we had approximately $5.4 billion of cash and cash equivalents, approximately $497 million of short-term investments, approximately $234 million of long-term investments and approximately $2.5 billion of total debt outstanding. In connection with the merger, we expect to enter into new debt facilities totaling $18.1 billion. The proceeds from the new debt facilities are expected to be used to pay part of the purchase price, refinance existing debt of both our company and SanDisk and pay transaction related fees and expenses. The use of cash on hand and indebtedness to finance the merger will reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans. We expect that the agreements we will enter into with respect to the indebtedness we will incur to finance the merger will contain restrictive covenants, including financial covenants requiring us to maintain specified financial ratios and limitations on our ability to incur additional liens and indebtedness or to pay dividends and make certain investments. Our ability to comply with these restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the restrictive covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.
Because of high debt levels, we may not be able to service our debt obligations in accordance with their terms after the completion of the merger.
Our ability to meet our expense and debt service obligations contained in the agreements we expect to enter into with respect to the indebtedness we will incur to finance the merger will depend on our available cash and our future performance, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations after the merger or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs or at all. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our shareholders. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, financial conditions or operating results after the merger. In addition, our debt obligations may limit our ability to make required investments in capacity, technology or other areas of our business, which could have a material adverse effect on our business, financial conditions or operating results.
The merger may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.
The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of SanDisk. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities that we are assuming in the merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the merger could decline to the extent the combined company’s financial results are materially affected by any of these events.

The market for our common stock may be adversely affected by the issuance of shares pursuant to the merger.
If the merger is consummated, we will issue an estimated 3.54 million shares (if the Unis Investment closes) or 47.97 million shares (if the Unis Investment does not close) of our common stock to SanDisk shareholders, based on the number of shares of SanDisk common stock outstanding on January 29, 2016, provided that there is no reallocation of the merger consideration between cash and shares of our common stock and all of the SanDisk equity awards continue to be stock settled and excluding potential issuances of shares to be issued under SanDisk’s outstanding convertible notes. The increase in the number of outstanding shares of our common stock may lead to sales of such stock or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock.
The issuance of shares of our common stock in connection with the Unis Investment and the merger, and any future offerings of our securities, will dilute our shareholders’ ownership interest in our company.
We will issue additional shares of our common stock to the Unis Investor in connection with the Unis Investor’s $3.8 billion equity investment in us, comprising approximately 14.93% of our issued and outstanding shares of common stock (based on the number of shares of our common stock outstanding on January 29, 2016, including the issuance of shares to the Unis Investor in connection with the equity investment). The merger will be financed in part by the issuance of additional shares of our common stock to shareholders of SanDisk and assuming that there is no reallocation of the merger consideration between cash and shares of our common stock, comprised of approximately 1.52% of our issued and outstanding shares of common stock (if the planned Unis Investment closes prior to the merger) or approximately 20.62% of our issued and outstanding shares of common stock (if the planned Unis Investment has not closed or if the Unis agreement has been terminated), based on the number of issued and outstanding shares of our common stock and SanDisk’s common stock outstanding on January 29, 2016, excluding potential issuances of shares to be issued under SanDisk’s outstanding convertible notes. These issuances of additional shares of our common stock will dilute our shareholders’ ownership interest in our company, and our shareholders will have a reduced ownership and voting interest in our company following the completion of either or both of these transactions.
In addition, following the merger, we may from time to time seek to refinance the substantial indebtedness we will incur to finance the merger by issuing additional shares of our common stock in one or more securities offerings. These securities offerings may dilute our existing shareholders and SanDisk shareholders who become our shareholders as a result of the merger, reduce the value of our common stock, or both. Because our decision to issue securities will depend on, among other things, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future securities offerings. Thus, holders of our common stock bear the risk of our future offerings diluting and potentially reducing the value of our common stock.
The failure to complete the Unis Investment, in a timely manner or at all, may adversely affect our business and our stock price.
The closing of the Unis Investment is subject to certain closing conditions, including (i) clearance by CFIUS, (ii) the receipt of requisite regulatory approvals, including clearance by U.S. antitrust authorities and certain Chinese regulatory approvals, including clearance by MOFCOM, the Ministry of Education of the People’s Republic of China, the National Development and Reform Commission of the People’s Republic of China and the State Administration of Foreign Exchange of the People’s Republic of China, and (iii) approval of the transaction by Unis shareholders. In November 2015, we and Unis withdrew from the CFIUS clearance process and refiled the notice with CFIUS in January 2016. We expect to receive a determination from CFIUS in February 2016. Although approval from Unis shareholders and approval from some of the Chinese regulatory authorities have been received, we cannot provide assurance that CFIUS clearance will be received or that the other conditions to the completion of the Unis Investment will be satisfied in a timely manner or at all. If the Unis Investment is not completed, our share price could fall to the extent that our current price reflects an assumption that the transaction will be completed. Furthermore, if the planned equity investment is not completed, the proceeds of the investment will not be available to us to strengthen our balance sheet, provide financial flexibility or pursue long-term strategic growth initiatives, including the SanDisk merger, which could adversely affect our business, results of operations and share price. In that event, we would be required to issue additional shares of our common stock in connection with the SanDisk merger. See “The issuance of shares of our common stock in connection with the Unis Investment and the merger, and any future offerings of our securities, will dilute our shareholders’ ownership interest in our company.”

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
As a result of MOFCOM’s decision, we immediately began planning for the integration of the substantial portions of our HGST and WD subsidiaries that we are now allowed to integrate (including corporate functions, research and development, heads and media operations, engineering and manufacturing), with such integration to occur through the end of calendar year 2017. Our integration efforts during this time may involve significant management time and create uncertainty for employees and customers, and delays in the process could have a material adverse effect on our business, results of operations and financial condition. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our company’s ongoing business or in unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Additionally, the integration of the operations of our HGST and WD subsidiaries may also increase the risk that our internal controls are found to be ineffective. Further, until we are able to begin combining our HGST and WD product brands and sales teams on October 19, 2017, we will continue to incur additional costs to maintain separate brands and sales teams. These additional costs, any delay in the integration process and any higher than expected integration costs or other integration issues could adversely affect our ability to achieve the full operating expense synergies we expect from integration of the businesses of our HGST and WD subsidiaries, which could harm our business and financial condition.
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

•
Impairment Charges. We test goodwill for impairment annually as of the first day of our fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Negative or uncertain global economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected. For example, given the recent volatility of our market capitalization, it is possible that our goodwill could become impaired in the near term which could result in a material charge and adversely affect our results of operations.

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
The secular growth of digital data has resulted in a more diversified mix of revenue from the CE, cloud computing, NAS, surveillance and enterprise markets. As sales into these markets have become a more significant portion of our revenue, events or circumstances that adversely impact demand in these markets, or our inability to address that demand successfully, could materially adversely impact our operating results. For example, demand in, or our sales to, these markets may be adversely affected by the following:

•
Mobile Devices. There has been and continues to be a rapid growth in devices that do not contain a hard drive such as tablet computers and smart phones. As tablet computers and smart phones provide many of the same capabilities as PCs, they have displaced or materially affected, and we expect will continue to displace or materially affect, the demand for PCs. If we are not successful in adapting our product offerings to include disk drives or alternative storage solutions that address these devices, including through completion of the planned SanDisk merger, demand for our products in these markets may decrease and our financial results could be materially adversely affected.

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

Deterioration in the PC market has accelerated, which could cause our operating results to suffer.
While sales to non-PC markets are becoming a more significant source of revenue, sales to the PC market remain an important part of our business. The PC market, however, has been, and we expect it to continue to be, adversely affected by the growth of tablet computers, smart phones and similar devices that perform many of the same capabilities as PCs, the lengthening of product life cycles and macroeconomic conditions. We believe that the deterioration of the PC market has accelerated recently, and that this accelerated deterioration may continue or further accelerate, which could cause our operating results to suffer. Additionally, if demand in the PC market is worse than expected as a result of these or other conditions, demand for our products in the PC market may decrease at a faster rate and our operating results may be adversely affected.
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
During the quarter ended January 1, 2016, 44% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broad range of storage products to our customers. We currently offer a variety of 3.5-inch and 2.5-inch hard drives, solid state drives and systems and other products for the PC, enterprise, data center and other storage markets. As we expand our product lines to sell into new markets, such as our recent entry into active archive systems and particularly following the planned SanDisk merger, the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in research and development expenses and substantial investments in manufacturing capability or technology enhancements. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.
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
We depend on an external supply base for technologies, software (including firmware), components, equipment and materials for use in our product design and manufacturing. We also depend on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our just-in-time hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of these components and much of this equipment must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment that can be used to develop and manufacture our next-generation products efficiently. Our supply base has experienced industry consolidation. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation is enhanced.
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

Without a capable and financially stable supply base that has established appropriate relationships within the supply chain and has implemented business processes, strategies and risk management safeguards, we would be unable to develop our products, manufacture them in high volumes, and distribute them to our customers to execute our business plans effectively. As PC demand declines, competition increases from NAND and other consumer devices, the total available market for HDDs decreases and costs increase, and these suppliers may reevaluate their business models. Some of our suppliers have also experienced a decline in financial performance. Our suppliers may be acquired by our competitors, consolidate, or decide to exit the industry, redirect their investments and increase costs to us, each of which may have an adverse effect on our business and operations. In addition, moving to new technologies may require us to align to, and build, a new supply base, such as NAND flash. In the case of NAND suppliers, many of which are involved in developing storage products such as SSD that, in some cases, compete with our products. Our success in these new product areas may be dependent on our ability and their willingness to develop close relationships, with preferential agreements. Where this cannot be done, our business and operations may be adversely affected.
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
As a result of these risks, our business, results of operations or financial condition could be adversely affected.
Terrorist attacks may adversely affect our business and operating results.
Recent terrorist incidents in the U.S. and overseas and the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the financial and insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which we, our suppliers or our customers operate. Additionally, it is uncertain what impact the reactions to such acts by various governmental agencies and security regulators worldwide will have on shipping costs. Acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption or delays of our manufacturing capabilities or shipments of our products, our business, operating results and financial condition could be adversely affected.
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
We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. For example, in October 2015, we entered into an agreement to merge with SanDisk and we have completed the acquisitions of Amplidata (in March 2015), Virident Systems, Inc. (in October 2013) and sTec, Inc. (in September 2013). In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations.
Please also see the section above titled “Risks Related to the Planned SanDisk Merger, the Planned Investment by Unis and Integration of Our HGST Acquisition.”

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
In August 2012, the SEC adopted rules establishing diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. These rules require us to determine and report annually whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. To the extent that conflict minerals legislation is adopted by the European Commission, Canada or any other jurisdiction, these risks could increase.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
There were no repurchases by us of shares of our common stock during the quarter ended January 1, 2016.

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
2.1
Stock Purchase Agreement, dated as of September 29, 2015, by and among Unis Union Information System Ltd., Unisplendour Corporation Limited and Western Digital Corporation (Filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 10, 2015)

2.2
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 14, 2013 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2013)

10.1
Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan, amended and restated as of August 5, 2015 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 5, 2015)*

10.1.1	Form of Notice of Grant of Stock Option and Option Agreement — Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*
10.1.2
Form of Notice of Grant of Stock Option and Option Agreement — Non-Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.3
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement — Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.1.4	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*
10.1.5
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.2
Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, amended and restated as of August 5, 2015 (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-207842) with the Securities and Exchange Commission on November 5, 2015)*

10.3
Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of November 3, 2015 (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 5, 2015)*

10.4
Second Amendment to Credit Agreement, dated as of November 24, 2015, to the Credit Agreement dated as of January 9, 2014, among Western Digital Technologies, Inc., Western Digital Ireland, Ltd. and Western Digital International, Ltd., as Borrowers, Western Digital Corporation, as Holdings, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto from time to time†

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
Date: February 10, 2016